Form 10QSB
HUNGARIAN TELECONSTRUCT CORP
filed 1996-05-20
CIK 905428

Securities and Exchange Commission
                                 Washington, D.C. 20549

                                       Form 10-QSB

                       Quarterly Report Under Section 13 or 15(D)
                         of the Securities Exchange Act of 1934

For the Quarter Ended                             Commission File Number
     March 31, 1996                                       1-1200



                              HUNGARIAN TELECONSTRUCT CORP.
                 (Exact name of Registrant as specified in its charter)


                 Delaware                           13-3696015
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

                           445 Park Avenue, New York, NY 10022
                        (Address of principal executive offices)

                                     (212) 758-9870
                 The Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

Common Stock, $.001 par value                1,518,290 Shares
              (Class)                 (Outstanding at March 31, 1996)

                              HUNGARIAN TELECONSTRUCT CORP.

                                          INDEX


PART I.   Financial Information

Item 1.   Financial Statements

  Consolidated balance sheets as of March 31, 1996 (unaudited)
     and December 31, 1995 (audited)                                2

  Consolidated statements of loss (unaudited) for the three
     months ended March 31, 1996 and 1995                           3

  Consolidated statements of stockholders' equity (unaudited)
     for the three months ended March 31, 1996 and 1995             4

  Consolidated statements of cash flows (unaudited) for the
     three months ended March 31, 1996 and 1995                     5

  Notes to consolidated financial statements (unaudited)            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            16

PART II.  Other Information   18

                    HUNGARIAN TELECONSTRUCT CORP.

                    CONSOLIDATED BALANCE SHEETS

                                          March 31, 1996    December 31, 1995
                                            (Unaudited)          (Audited)
ASSETS

  CURRENT ASSETS
   Cash and cash equivalents                $   545,703         $ 376,986
   VAT refund receivable                        265,142           221,216
   Receivables from related parties              29,567           566,746
          Other                                  42,079            40,375
             Total current assets               882,491         1,205,323

  Property and equipment, less accumulated
   depreciation of $80,745 and $77,773,
   respectively                                 596,572           611,316
   Construction in progress                   3,508,193         3,119,721
   Investment in and advances to affiliate      805,631           872,667
   Other                                            385            51,308

                                            $ 5,793,272        $5,860,335


LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
   Bank overdraft                          $                   $  16,502
   Accounts payable and accrued expenses        358,895          566,778
   Payables to related parties                  104,486
   Deposits payable                             491,354
      Total current liabilities                 954,735          583,280

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY
   Common stock, $.001 par value - shares
    authorized 3,000,000; issued and
    outstanding 1,518,290                         1,518            1,518
   Additional paid-in capital                14,645,998       14,645,998
   Accumulated deficit                       (9,808,979)      (9,370,461)
      Total stockholders' equity              4,838,537        5,277,055

                                            $ 5,793,272       $5,860,335


           See accompanying notes to consolidated financial statements.

                             HUNGARIAN TELECONSTRUCT CORP.
                            CONSOLIDATED STATEMENTS OF LOSS
                                      (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                   1996         1995

REVENUES
 Construction                                  $             $  28,008
 Other                                            31,098        36,999

      Total                                       31,098        65,007

EXPENSES (INCOME)
 Cost of construction revenue                                   79,300
 Compensation and related costs                  182,221       437,966
 Consulting and professional fees                 31,000         6,000
 Foreign currency (gain)loss                      85,030        88,236
 Interest and dividend income                    (20,986)      (79,299)
 Depreciation and amortization                     6,368        10,053
 Other                                           103,983       175,637

      Total                                      387,616       717,893

Loss before equity in net loss of
 unconsolidated affiliate                       (356,518)     (652,886)

Equity in net loss of unconsolidated affiliate   (82,000)

Net loss                                       $(438,518)    $(652,886)


Net loss per share                             $    (.29)    $    (.43)


Weighted average number of common
     shares outstanding                        1,518,290      1,518,290


           See accompanying notes to consolidated financial statements.

                                HUNGARIAN TELECONSTRUCT CORP.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (Unaudited)



                                                       Additional
                                    Common Stock        Paid-in    Accumulated
                                   Shares     Amount     Capital      Deficit




THREE MONTHS ENDED MARCH 31, 1996:

 Balance, January 1, 1996        1,518,290   $1,518   $14,645,998  $(9,370,461)

 Net loss for the period                                              (438,518)

 Balance, March 31, 1996         1,518,290   $1,518   $14,645,998  $(9,808,979)




THREE MONTHS ENDED MARCH 31, 1995:

 Balance, January 1, 1995       1,518,290    $1,518    $9,260,331  $(2,891,084)

 Amortization of unearned
   portion of options granted
   as compensation                                       299,000

 Net loss for the period                                              (652,886)

 Balance, March 31, 1995       1,518,290    $1,518    $9,559,331   $(3,543,970)



             See accompanying notes to consolidated financial statements.

                              HUNGARIAN TELECONSTRUCT CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(438,518)    $(652,886)
  Adjustments to reconcile net loss to
   net cash provided by(used in) operating
   activities:
    Depreciation and amortization                        6,368       10,053
    Amortization of imputed interest income            (13,000)     (70,000)
    Amortization of options granted as compensation                 299,000
    Loss on disposal of property and equipment           1,829
    Foreign currency loss                               85,030       88,236
    Loss on sale of Pilistav                                         23,530
    Equity in net loss of unconsolidated affiliate      82,000
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                 5,945
      Increase in VAT refund receivable                (43,926)
      (Increase)decrease in receivables from
        related parties                                537,179      (46,363)
      Decrease in other assets                          49,219      123,895
      Increase(decrease) in accounts payable and
        accrued expenses                              (207,883)      33,616
      Increase in payables to related parties          104,486
      Increase in deposits payable                     491,354

           Net cash provided by(used in)
             operating activities                      654,138    (184,974)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment
   and construction in progress                      (381,925)    (247,928)
  Proceeds from sale of Pilistav                                   918,875
  Increase in investment in and advances
   to affiliate                                        (1,964)    (764,338)

          Net cash used in investing activities      (383,889)     (93,391)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in bank overdraft                          (16,502)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH       (85,030)     (88,236)

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS       168,717     (366,601)

  Cash and cash equivalents at beginning of period    376,986    2,107,892

  Cash and cash equivalents at end of period        $ 545,703   $1,741,291


             See accompanying notes to consolidated financial statements.

                          HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


 1.  Summary of Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of Hungarian Teleconstruct Corp. (the "Company") and its majority-owned subsidiaries, except for Pilistav Kft ("Pilistav") in which the Company had a 68% interest at January 1, 1995, but control was temporary (see Note 8(b)). All material intercompany balances and transactions have been eliminated.

     (b)  Use of Estimates

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Fiscal Year

          The Company's reporting period is the fiscal year ending December 31.

     (d)  Foreign Currency Translation

          The Company uses the U.S. dollar as the functional currency for its majority-owned Hungarian subsidiaries. Accordingly, monetary assets and liabilities of the subsidiaries were translated by using the exchange rate in effect at the balance sheet date while nonmonetary assets and liabilities were translated at historical rates. Income and expense accounts were translated at the average rates in effect during the period. Translation adjustments and transaction gains or losses were reflected in the consolidated statements of loss.

     (e)  Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheets approximate fair value.

     (f)  Fair Value of Financial Instruments

          Due to the nature of the VAT refund receivable, receivables from related parties and advances to affiliate, it is not practicable to approximate their fair market values.

                          HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



     (g)  Investment in Affiliate

          The Company's 9.4% equity interest in Hungarian Broadcasting Corp. ("HBC") is accounted for using the equity method since the Company has the ability to exercise significant influence over HBC. Under this method, the Company records as a loss its share of the losses incurred by HBC and dividends are credited against the investment account when declared.

     (h)  Property, Equipment and Depreciation

          Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

                                                         Estimated
                                                        Useful Life
                  Office condominiums                        40

                  Furniture, fixtures and equipment         3 - 5

                  Motor vehicles                            4 - 5

     (i)  Net Loss Per Share

          The net loss per share is computed using the weighted average number of common shares outstanding during each period.

 2.  Organization, Business and Discontinued Operations

     (a)  Business

          The Company was organized on November 9, 1992 and was in the development stage through December 31, 1993. The Company had two operating business segments: (1) building of condominium apartments and building renovation and (2) design and civil engineering, and laying of underground fiber optic telephone and cable lines.
          The latter segment was discontinued in 1994. Through its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi RT. ("Teleconstruct") the Company is currently building for sale two luxury 14-unit condominiums in Budapest.

                           HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



          During 1993, the Company also organized the following Hungarian subsidiaries, all of which are limited liability companies:

                                   %
             Name               Ownership         Business
          Tele-Media Kft          100       Advertising and promoting use
                                            of additional telephone options.
                                            In process of being liquidated.

          TC Telecom Kft          100       Liquidated in 1995

          Termolang Kft            90       Sold in September 1995 (building
                                            renovation)

          Tele-Plusz Kft           60       Sold in April 1995 (laying of
                                            underground fiber optic telephone
                                            and cable lines and design and
                                            civil engineering)

          During 1994, the Company organized Central Europe Consult ("CEC"), an Austrian corporation, in which it has a 51% interest, with Hungarian Telephone and Cable Corp. ("HTCC"), a U.S. public company which has two of the same officers and directors as the Company, owning a 49% interest. CEC is in the process of being liquidated.

     (b)  Sale of Building Renovation Business

          Effective September 30, 1995, the Company's 90% interest in Termolang Kft was sold for its original investment to the 10% interest holder for a gain of approximately $11,000. All construction revenues reflected in the consolidated statements of loss were earned by Termolang Kft.

     (c)  Discontinued Operations

          By selling Tele-Plusz Kft ("Tele-Plusz") and discontinuing the operations of TC Telecom Kft ("TC Telecom"), the Company discontinued one of its two business segments.

          On April 27, 1995, the Company entered into an agreement to sell its 60% interest in Tele-Plusz to an affiliate of the 40% interest holder for approximately $40,000 payable on May 11, 1995. The agreement also provided for the repayment of the loan to Teleconstruct in 18 equal monthly installments beginning
          June 1, 1995. As a result of the sale, Tele-Plusz's assets and liabilities as of December 31, 1994 and its operations for the year then ended were deconsolidated from the Company's financial statements. Based on the financial condition of Tele-Plusz and since the payment of the sales price and repayment of the loan are conditional on Tele-Plusz being awarded a subcontract for the building of the Kelet-Nograd telephone exchange, Teleconstruct's loan receivable of $354,325 from Tele-Plusz was written off at December 31, 1994 and none of the sales price on the sale of the 60% interest has been recognized in the financial statements. Any proceeds realized in the future from the loan or the sale of the interest will be recognized upon receipt.

                          HUNGARIAN TELECONSTRUCT CORP.
                       Notes to Consolidated Financial Statements
                                   (Unaudited)

          The Company will not be responsible for the payment of any obligations related to Tele-Plusz. Accordingly, the Company's share of accumulated deficit in excess of its investment in Tele-Plusz was reflected as a gain on abandonment of discontinued operations at December 31, 1994.

          During 1994, TC Telecom discontinued its operations and it was liquidated during 1995. Substantially all of its revenues were earned from subsidiaries of HTCC.

 3.  Interim Periods

     The accompanying consolidated financial statements for the three months ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

 4.  Incorporation by Reference

     Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

 5.  Concentration of Cash and Cash Equivalents

     At March 31, 1996, cash includes $137,399 denominated in U.S. dollars on deposit with a major money center bank and $173,683 invested in a U.S. Treasury Money Market Fund in the United States. In addition, $234,621 (denominated partly in U.S. dollars and partly in Hungarian forints) was on deposit with Hungarian government-owned banks and a foreign bank in Hungary.

 6. Receivables from and Payables to Related Parties

     At March 31, 1996, receivables from and payables to related parties include the following:
                                          Receivables    Payables

       HTCC                                 $29,567
       Officer/stockholder and affiliate                 $104,486


     The amount due from HTCC primarily represents accrued interest on advances.

     The amount due to the officer/stockholder and affiliate primarily represents a non-interest bearing loan which is payable on December 31, 1996.

                          HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



 7.  Construction in Progress

     Construction-in-progress of $3,508,193 at March 31, 1996 includes the cost of land ($885,000) and construction costs incurred in connection with the building for sale of two luxury 14-unit condominiums which are estimated to cost approximately an additional $1,100,000 to complete. The condominiums are expected to be completed during the second half of 1996.

 8.  Investment in and Advances to Affiliate

     (a) Hungarian Broadcasting Corp.

         At March 31, 1996, the investment in and advances to HBC includes the following:

            Investment at equity                       $321,000

            Loans and advances, including
              accrued interest, less original
              issue discount of $65,000                 484,631

                                                       $805,631

          On November 28, 1994, the Company entered into a loan agreement with HBC, which provided for the Company to lend HBC $800,000 at 6% interest per annum, originally repayable on the earlier of December 31, 1995 or the completion of an Initial Public Offering ("IPO") by HBC. The IPO was consummated in December 1995 by selling 1,150,000 shares of common stock at a price of $5 per share, with the Company recognizing a gain of approximately $203,000 resulting from the increase in the Company's proportionate share in HBC's equity. The gain was accounted for as an equity transaction, increasing additional paid-in capital.

          The loan agreement provided for the following additional consideration to the Company: (1) issuance of 100,000 shares of HBC's common stock, which shares shall be deemed fully paid and nonassessable; (2) an option which was exercised in April 1995, to purchase an additional 150,000 shares of HBC's common stock at $3 per share; and (3) three years right of first refusal to act as general contractor for all broadcast facilities to be built by companies controlled by HBC. On January 2, 1996, HBC repaid $424,000 of the amount owed to the Company with the balance being due June 30, 1997.

          The Company's 9.7% interest in HBC (250,000 shares of common stock) at March 31, 1996 has an original cost of $615,000 and includes the 100,000 shares received in connection with the loan made to HBC and valued at $165,000 representing the original issue discount on the $800,000 loan. The original issue discount is being amortized over the term of the loan with $13,000 amortized during the three months ended March 31, 1996 and included in interest income.

                          HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



          The 250,000 shares are restricted securities under Rule 144 promulgated under the Securities Act of 1933, as amended. In addition, the Company has entered into an agreement with HBC's underwriters not to sell or otherwise dispose of the HBC shares before December 23, 1997 without the written consent of the underwriters. The Company has the right to include the HBC shares in any registration statement filed by HBC to the extent that the managing underwriter of the public offering advises HBC that such inclusion would not interfere with the orderly sale of the securities to be offered to the public.

          At March 31, 1996, two officers of the Company own approximately 16% of the outstanding common stock of HBC and sit on the Board of HBC, constituting a majority of the Board. The Company's 9.7% interest in HBC is carried at equity since the Company has the ability to exercise significant influence over HBC. The quoted market price per share of HBC's common stock on the NASDAQ Small Cap Market at March 31, 1996 was $8.25.

     (b) Pilistav

          During 1993, the Company acquired a 7% interest in Pilistav, a community-sponsored telecommunication company which was unsuccessful in its bids for concession rights to provide local public telephone service in its area. HTCC had previously acquired a 75.2% interest in Pilistav.

          The Company's interest in Pilistav was increased to 68% in September 1994 when it invested $930,000 directly into Pilistav. In March 1995, the Company agreed to sell its interest in Pilistav to HTCC for approximately $930,000. Although the Company had a 68% interest in Pilistav at December 31, 1994, the investment was carried at cost since the Company's control was considered temporary. The sale to HTCC was consummated and full payment was received by March 31, 1995.

 9.  Private Placement

     In March 1993, the Company sold a private placement consisting of $1,150,000 principal amount of unsecured promissory notes with interest at 6% and 230,000 shares of common stock for an aggregate purchase price of $1,150,000.

     The private placement investors have the right to include their shares in any registration statement filed by the Company after the IPO to the extent that the managing underwriter of the public offering advises the Company that such inclusion would not interfere with the orderly sale of the securities to be publicly offered.

     The Company, in connection with the private placement, granted placement agent warrants to purchase an aggregate of 5,700 shares of common stock at an exercise price of 165% of the IPO price per share. The holders of placement agent warrants have been granted certain rights to require the Company, at the Company's expense, to register under the Securities Act such private placement warrants and the underlying shares of common stock. In addition, the holders of placement agent warrants have "piggy back" registration rights.

                      HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

10.  Capital Stock

     (a) In July and August 1993, the Company sold 850,000 and 127,500 shares of common stock, respectively, pursuant to a public offering. The net proceeds from these sales were $6,565,395.

          In connection with the public offering, the Company granted warrants entitling the underwriters to purchase up to 62,000 shares of common stock during the four-year period commencing July 29, 1993 at an exercise price equal to 165% of the IPO price.

     (b) In April 1994, the Company received $1,767,004 in net proceeds, after deducting placement agent fees and offering expenses of $232,996, from a private placement of 180,790 shares of its common stock. In connection with the private placement, the Company granted placement agent warrants to purchase 25,000 shares at $10.75 per share.

     (c) On March 7, 1996, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 3,000,000 to 10,000,000 and to authorize the issuance of up to 5,000,000 shares of preferred stock. The above changes are subject to approval by the Company's stockholders.

11.  Stock Option Plan

     The Company has adopted a Stock Option Plan (the "Plan") under which an aggregate of 100,000 shares of common stock is authorized for issuance.
     On March 7, 1996, the Board of Directors approved an increase in the number of stock options available under the Plan to 350,000. The increase is subject to approval by the Company's stockholders. The Plan provides that incentive and nonqualified options may be granted to officers and
     directors and consultants to the Company.   The Plan may be administered
     by either the Board of Directors or a committee of three directors appointed by the Board (the "Committee"). The Board or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

     Options granted under the Plan are exercisable for a period of up to ten years from the date of grant. Options terminate upon the optionee's termination of employment or consulting arrangement with the Company, except that, under certain circumstances, an optionee may exercise an option within the three-month period after such termination of employment. An optionee may not transfer any options except that an option may be exercised by the personal representative of a deceased optionee within the three-month period following the optionee's death. Incentive options granted to any employee who owns more than 10% of the Company's outstanding common stock immediately before the grant must have an exercise price of not less than 110% of the fair market value of all underlying stock on the date of the grant and the exercise term may not exceed five years. The aggregate fair market value of common stock (determined at the date of grant) for which any employee may exercise incentive options in the first calendar year may not exceed $100,000. In addition, the Company will not grant a nonqualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.

                          HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     Effective July 29, 1993, the Company granted to three directors 15,000 incentive stock options exercisable at $8 per share, the IPO price;
     5,000 of these options were terminated in 1994. In February 1994, three employees in Hungary were granted 20,000 incentive stock options exercisable at $10 per share, provided they remain in the employ of the Company until December 31, 1994. In May 1994, 460,000 options exercisable at $1 per share were granted to three officers in connection with their employment agreements (see Note 12(a)). In June 1994, the officers and directors of the Company were granted 65,000 incentive stock options exercisable at $8 per share, market value on the date of grant. On
     March 7, 1996, the exercise price of the 75,000 options granted under the Plan was reduced from $8 to $3.375, which was the market price at that date.

     The following table is a summary of all stock options as of March 31, 1996:

                                              Outstanding    Option price
                                                options         per share

          January 1, 1993                          -                -
          Granted                                15,000       $8.00

          December 31, 1993                      15,000       $8.00
          Granted                               545,000       $1.00 - $10.00
          Terminated                             (5,000)      $8.00


          December 31, 1994 and 1995            555,000       $1.00 - $10.00
          Change of exercise price
            from $8.00 to $3.375                (75,000)      $8.00
                                                 75,000       $3.375

          March 31, 1996                        555,000       $1.00 - $10.00


     As of March 31, 1996, all stock options were exercisable.

12.  Commitments and Contingencies

     (a) Employment Agreements

          Effective May 1, 1994, the Company entered into three-year employment agreements with the three officers and terminated the existing consulting and retainer agreement with them. The agreements were extended by two additional years on October 23, 1995. The agreements provided for aggregate annual compensation of $336,000 for the Chairman of the Board, President and Secretary/Treasurer of the Company, and the granting of options to the three officers to purchase 460,000 shares of common stock of the Company at the exercise price of $1 per share with vesting over a five-year period (20% per year).

                         HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


          Compensation expense, the difference between the quoted market price at the date of grant and the option price, of $5,980,000 in connection with thegranting of the 460,000 stock options was being amortized over the five-year vesting period which began May 1, 1994. For the three months ended March 31, 1995, $299,000 of compensation expense was recorded in connection with the above stock options. On October 23, 1995, the Board of Directors voted to replace the original vesting period with immediate vesting and, accordingly, the remaining balance of $4,285,667 of deferred compensation at that date was charged to operations during the quarter ended December 31, 1995.

     (b)  Leases

          In August 1993, HTCC entered into a three-year lease in New York City, for office space at a minimum annual rental of $21,375, plus electricity, and which provides for rent escalation based on certain cost increases. The Company entered into a sharing agreement as of August 1993 with HTCC pursuant to which it agreed to share the costs for rent and electricity equally with HTCC. Both companies vacated the premises effective April 1, 1996; the Company moved its offices to those of its counsel Cohen & Cohen, 445 Park Avenue, New York, NY 10022. Cohen & Cohen agreed to supply offices when needed and office services to the Company without charge.

          The Company entered into a lease for office space in Vienna, Austria which provides for minimum annual rental payments of approximately $33,000 through September 1997.

          The Company owns a building at 118 Budapest Szamado ut 19 which it leases to HTCC on a month-to-month basis at a rental of approximately $3,500 per month.

13.  Related Party Transactions

     (a)  Revenues

          For the three months ended March 31, 1996 and 1995, revenues earned from subsidiaries of HTCC amounted to approximately $10,500 and $36,000, respectively. These amounts include rental income of approximately $3,500 per month from the rental of an office condominium in Budapest, Hungary on a month-to-month basis.

     (b)  Sale of Condominium Units

          In January 1996, an entity wholly owned by the Company's President acquired three condominium apartment units and three garage spaces being built by the Company for $394,320. The purchase price was approximately 61% of the current offering price to the public and approximately 86% of the currently expected cost. The purchase price was satisfied by offsetting amounts due to the President for an amount paid by him in January 1996, on behalf of the Company.

                           HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


          HTCC is in the process of purchasing two of the condominium apartment units being built by the Company for approximately $420,000, which approximates the offering price to the public. HTCC made a $250,000 deposit payment in April 1996.

          On March 26, 1996, HTCC agreed to purchase from Teleconstruct the ownership of the premises used as offices by HTCC and its subsidiary HTCC Consulting Rt, in Budapest, for a price of $250,000 or such lesser amount as can be substantiated as cost to Teleconstruct if lower. $97,034 purchase price has been received as a deposit. In the event that the Company does not complete the purchase for any reason within 60 days, the deposit paid, and all accrued interest, is returnable by Teleconstruct to the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Operations

The Company was organized on November 9, 1992. Through its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi RT. ("Teleconstruct") the Company is constructing in Budapest, Hungary, two apartment buildings with 14 apartments in each, which the Company intends to sell as condominiums.

The Company was in the development stage through December 31, 1993 and has been unprofitable to date.

For the three months ended March 31, 1996, the Company incurred a net loss of $438,518 after interest and dividend income of $20,986. The decrease in revenues from 1995 related primarily to a decrease in construction revenue since all construction revenue was earned by the Company's 90% owned subsidiary Termolang Kft, which was sold effective September 30, 1995.

The equity in net loss of unconsolidated affiliate of $82,000 represents the Company's share of HBC's loss for the three months ended March 31, 1996. The Company's 9.7% interest in HBC is carried at equity since the Company has the ability to exercise significant influence over HBC.

Liquidity and Capital Resources

In March 1993, the Company received $964,000 in net proceeds from a private placement of Common Stock. The Company provided $588,250 to establish Teleconstruct and $31,770 to establish Termolang and it retained the remaining proceeds for operating funds.

In August 1993, the Company received $6,565,395 in net proceeds from a public offering for the sale of 977,500 shares of its Common Stock at $8 per share.

In January 1994, the Company purchased for approximately $885,000 a 60,000 sq. foot parcel of undeveloped land in Hungary and is building two structures, each one consisting of 14 units on this land. The Company intends to sell the 28 units as apartments with underground parking facilities, upon completion during 1996.

In April 1994, the Company received $1,767,004 in net proceeds from a private placement of 180,790 shares of its Common Stock. The Company used these proceeds in connection with its construction activities.

Although the Company has a negative working capital of $72,244 at March 31, 1996, it has incurred substantial losses in each fiscal year since inception, and requires an estimated $1,100,000 to complete the two condominium buildings it is currently constructing, the Company believes that it will generate sufficient working capital for it to remain a going concern. The Company intends to finance its construction requirements through advance deposits from the selling of units. Currently, two apartments have been sold to HTCC, an affiliate, for approximately $420,000 of which $250,000 was received in April 1996 and the balance is due on completion. On March 26, 1996, HTCC agreed to purchase from Teleconstruct the ownership of the premises used as offices by HTCC and its subsidiary HTCC Consulting Rt, in Budapest, for a price of $250,000 or such lesser amount as can be substantiated as cost to Teleconstruct if lower. $97,034 of the purchase price has been received as a deposit.

In the event that HTCC does not complete the purchase for any reason within 60 days, the deposit paid, and all accrued interest, is returnable by Teleconstruct to HTCC. The Company is also currently negotiating for a line of credit with a bank in the event additional apartments are not sold fast enough to provide the required funds to complete the buildings.

Inflation and Seasonality

The rate of inflation in Hungary was 28% in 1995 as compared to 18% for 1994 and 23% for 1993. Prices have been rising rapidly in recent years mainly because of reduction or removal of subsidies and price controls, not because of expansionist monetary policies. Since the Company uses the U.S. dollar as the functional currency for its Hungarian subsidiaries, the Hungarian inflation does not have a material effect on financial condition and results of operations.

The Company believes that its construction operations will be seasonal in that construction operations take place from March through November rather than from December through February when the winter weather deters construction.

                                    PART II


Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     A.   Exhibits* (numbers below reference Regulations S-B)
          (3) (a)   Certificate of Incorporation filed November 9, 1992
              (b) By-laws

          (4) (a)   Form of Common Stock Certificate
              (b) Form of Underwriters' Warrants to be sold to Underwriters
              (c) Placement Agreement between Registrant and J.W. Barclay
                  & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing
              (d) Placement Agreement between Registrant and Nichols Safina
                  Lerner & Co. Inc. and Placement Agent Warrants issued in connection with private placement financing

         (10)(a) Consulting agreement between Registrant and Klenner Securities, Ltd.
             (b)  Consulting agreement between Registrant and Robert Genova
             (c)  Consulting agreement between Registrant and Laszlo Modransky
             (d)  1993 Incentive Stock Option Plan
             (e) Sharing agreement for space and facilities between Registrant and Hungarian Telephone & Cable Corp.
             (f) Articles of Association (in English) of Teleconnect Building Corp.
             (g)  Articles of Association (in English) of Termolang
                  Engineering and Construction Ltd.
             (h) Letter of intent between Teleconnect Building Corp. and Pilistav Kft
             (i)  Employment Agreement between Registrant and Robert Genova**
             (j)  Employment Agreement between Registrant and Peter E. Klenner**

             (k)  Employment Agreement between Registrant and Frank R. Cohen**
             (l)  Letter of Intent Agreement between Registrant and
                  Raba-Com RT***
             (m) Letter of Intent Agreement between Registrant and Kelet-Nograd Com RT***
             (n)  Letter of Intent Agreement between Registrant and 3
                  Pilistav villages for installation of cable in those areas


*  All Exhibits are incorporated by reference to Registrant's
    Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
** Filed with Form 8-K as of February 17, 1994 and as of May 27, 1994
    (modifications)
***Filed with report on Form 10-K for year ended December 31, 1993

     B. No reports on Form 8-K have been filed during the last quarter covered by this report on Form 10-QSB

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 20th day of May, 1996.


                                            HUNGARIAN TELECONSTRUCT CORP.
                                            Registrant


                                            Frank R. Cohen
                                            Frank R. Cohen
                                            Treasurer