Form 10QSB
period 1996-06-30
HUNGARIAN TELECONSTRUCT CORP
filed 1996-08-16
CIK 905428

Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-QSB

                 Quarterly Report Under Section 13 or 15(D)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                Commission File Number
June 30, 1996                                        1-1200


                       HUNGARIAN TELECONSTRUCT CORP.
           (Exact name of Registrant as specified in its charter)


                 Delaware                                      13-3696015
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


Common Stock, $.001 par value                            1,518,290 Shares
              (Class)                             (Outstanding at June 30, 1996)

                       HUNGARIAN TELECONSTRUCT CORP.


                                   INDEX



PART I.  Financial Information

Item 1.  Financial Statements

   Consolidated balance sheets as of June 30, 1996 (unaudited)
     and December 31, 1995 (audited)                                         2

   Consolidated statements of loss (unaudited) for the three
     months ended June 30, 1996 and 1995 and the six months
     ended June 30, 1996 and 1995                                            3

   Consolidated statements of stockholders' equity (unaudited)
     for the six months ended June 30, 1996 and 1995                         4

   Consolidated statements of cash flows (unaudited) for the
     six months ended June 30, 1996 and 1995                                 5

   Notes to consolidated financial statements (unaudited)                    6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    16


PART II. Other Information                                                  18


Signature                                                                   20

                     HUNGARIAN  TELECONSTRUCT CORP.
                     CONSOLIDATED BALANCE SHEETS


                                           June 30, 1996       December 31, 1995
                                            (Unaudited)            (Audited)
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents               $  187,265            $  376,986
    VAT refund receivable                       77,458               221,216
    Receivables from related parties            32,784               566,746
    Notes receivable from affiliate            388,000
    Other                                       71,214                40,375
                                           -----------            ----------
        Total current assets                   756,721             1,205,323

  Property and equipment, less accumulated
    depreciation of $87,060 and $77,773,
    respectively                               264,678               611,316
  Construction in progress                   3,888,583             3,119,721
  Investment in and advances to affiliate      333,881               872,667
  Other                                            365                51,308
                                           -----------            ----------
                                           $ 5,244,228            $5,860,335
                                           ===========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Bank overdraft                         $                      $   16,502
    Accounts payable and
      accrued expenses                        146,519                566,778
    Payables to related parties                13,319
    Deposits payable to related parties       594,320
                                           ----------            -----------
        Total current liabilities             754,158                583,280
                                           ----------            -----------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY
    Common stock, $.001 par value - shares
      authorized 10,000,000 (1996) and
      3,000,000 (1995); issued and
      outstanding 1,518,290 at both dates      1,518                   1,518
    Additional paid-in capital            14,645,998              14,645,998
    Accumulated deficit                  (10,157,446)             (9,370,461)
                                        ------------             -----------
       Total stockholders' equity          4,490,070               5,277,055
                                        ------------             -----------
                                        $  5,244,228             $ 5,860,335
                                        ============             ===========

           See accompanying notes to consolidated financial statements.

                       HUNGARIAN TELECONSTRUCT CORP.
                      CONSOLIDATED STATEMENTS OF LOSS
                                (Unaudited)



                                    Three Months Ended      Six Months Ended
                                         June 30,              June 30,
                                     1996        1995       1996      1995


REVENUES
  Construction                     $          $   61,714  $          $   89,722
  Other                                           51,816     31,098      88,815
                                   --------   ----------  ---------   --------
      Total                                      113,530     31,098     178,537
                                   --------   ----------  ---------   ---------
EXPENSES(INCOME)
  Cost of construction revenue                     4,447                 83,747
  Compensation and related costs    117,181      454,132    299,402     892,098
  Consulting and professional fees   80,400       39,921    111,400      45,921
  Foreign currency (gain)loss        19,047      (38,918)   104,077      49,318
  Interest and dividend income      (20,674)    (133,887)   (41,660)   (213,186)
  Depreciation and amortization       6,315       16,135     12,683      26,188
  Other                              46,198      129,625    150,181     305,262
                                   --------   ----------  ---------   ---------
      Total                         248,467      471,455    636,083   1,189,348
                                   --------   ----------  ---------   ---------
Loss before minority interest and
  equity in net loss of
  unconsolidated affiliate         (248,467)    (357,925)  (604,985) (1,010,811)
Minority interest in net losses                   12,975                 12,975
Equity in net loss of
  unconsolidated affiliate         (100,000)               (182,000)
                                  ---------    ---------  ---------   ---------
Net loss                          $(348,467)   $(344,950) $(786,985)  $(997,836)
                                  =========    =========  =========   =========

Net loss per share                $    (.23)   $    (.23) $    (.52)  $    (.66)
                                  =========    =========  =========   =========

Weighted average number of common
  shares outstanding              1,518,290    1,518,290  1,518,290   1,518,290


         See accompanying notes to consolidated financial statements.

                          HUNGARIAN TELECONSTRUCT CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                     Additional
                                     Common Stock     Paid-in       Accumulated
                                   Shares   Amount    Capital         Deficit




SIX MONTHS ENDED JUNE 30, 1996:

 Balance, January 1, 1996        1,518,290  $1,518  $14,645,998    $ (9,370,461)

 Net loss for the period                                               (786,985)

 Balance, June 30, 1996          1,518,290  $1,518  $14,645,998    $(10,157,446)





SIX MONTHS ENDED JUNE 30, 1995:

 Balance, January 1, 1995        1,518,290  $1,518   $9,260,331     $(2,891,084)

 Amortization of unearned
   portion of options granted
   as compensation                                      598,000

 Net loss for the period                                               (997,836)

 Balance, June 30, 1995         1,518,290  $1,518    $9,858,331     $(3,888,920)



             See accompanying notes to consolidated financial statements.

                         HUNGARIAN TELECONSTRUCT CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                         Six Months Ended
                                                              June 30,
                                                          1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(786,985) $ (997,836)
  Adjustments to reconcile net loss to
    net cash provided by(used in) operating activities:
      Depreciation and amortization                       12,683      26,188
      Amortization of imputed interest income            (26,000)   (110,000)
      Amortization of options granted as compensation                598,000
     Loss on disposal of property and equipment            1,829
      Foreign currency loss                              104,077      49,318
     Loss on sale of Pilistav                                         23,530
     Minority interest in net losses                                 (12,975)
     Equity in net loss of unconsolidated affiliate      182,000
      Changes in operating assets and liabilities:
       Increase in accounts receivable                                (5,545)
       (Increase)decrease in VAT refund receivable       143,758    (143,397)
       Decrease in receivables from related parties      533,962     352,130
       Decrease in other assets                           20,104      43,997
       Increase(decrease) in accounts payable and
         accrued expenses                               (420,259)      8,052
       Increase in payables to related parties            13,319
       Increase in deposits payable to related parties   594,320

    Net cash provided by(used in) operating activities   372,808    (168,538)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment
    and construction in progress                        (751,736)   (872,651)
  Proceeds from sale of building to HTCC                 315,000
  Proceeds from sale of Pilistav                                     918,875
  Increase in investment in and advances
    to affiliate and notes receivable                     (5,214)   (778,941)

    Net cash used in investing activities               (441,950)   (732,717)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in bank overdraft                             (16,502)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH         (104,077)    (49,318)

DECREASE IN CASH AND CASH EQUIVALENTS                   (189,721)   (950,573)

  Cash and cash equivalents at beginning of period       376,986   2,107,892

  Cash and cash equivalents at end of period           $ 187,265  $1,157,319



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

    (f) Fair Value of Financial Instruments

        Due to the nature of the VAT refund receivable, receivables from related parties, notes receivable from affiliate, payables to related parties and advances to affiliate, it is not practicable to approximate their fair market values.

                   HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)



     (g) Investment in Affiliate

         The Company's 9.7% equity interest in Hungarian Broadcasting Corp. ("HBC") is accounted for using the equity method since the Company has the ability to exercise significant influence over HBC. Under this method, the Company records as a loss its share of the losses incurred by HBC and dividends are credited against the investment account when declared.

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

      On April 27, 1995, the Company entered into an agreement to sell its 60% interest in Tele-Plusz to an affiliate of the 40% interest holder for approximately $40,000 payable on May 11, 1995. The agreement also provided for the repayment of the loan to Teleconstruct in 18 equal monthly installments beginning June 1, 1995. As a result of the sale, Tele-Plusz's assets and liabilities as of December 31, 1994 and its operations for the year then ended were deconsolidated from the Company's financial statements. Based on the financial condition of Tele-Plusz and since the payment of the sales price and repayment of the loan were conditional on Tele-Plusz being awarded a subcontract for the building of the Kelet-Nograd telephone exchange, Teleconstruct's loan receivable of $354,325 from Tele-Plusz was written off at December 31, 1994 and none of the sales price on the sale of the 60% interest was recognized in the financial statements. Any proceeds realized in the future from the loan or the sale of the interest will be recognized upon receipt.

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

 3. Interim Periods

    The accompanying consolidated financial statements for the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

 4. Incorporation by Reference

    Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

 5. Concentration of Cash and Cash Equivalents

    At June 30, 1996, cash includes $22,089 denominated in U.S. dollars on deposit with a major money center bank and $75,356 invested in a U.S. Treasury Money Market Fund in the United States. In addition, $89,820 (denominated partly in U.S. dollars and partly in Hungarian forints) was on deposit with Hungarian government-owned banks and a foreign bank in Hungary.

 6. Receivables from and Payables to Related Parties

    At June 30, 1996, receivables from and payables to related parties include the following:
                                        Receivables    Payables


        HTCC                              $32,874

        Officer/stockholder and affiliate                $13,319


    The amount due from HTCC primarily represents accrued interest on advances.

    The amount due to the officer/stockholder and affiliate primarily represents non-interest bearing advances.

                   HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)



 7. Construction in Progress

     Construction-in-progress of $3,888,583 at June 30, 1996 includes the cost of land ($885,000) and construction costs incurred in connection with the building for sale of two luxury 14-unit condominiums which are estimated to cost approximately an additional $700,000 to complete. The condominiums are expected to be completed during the second half of 1996.

 8. Investment in and Advances to Affiliate and Notes Receivable from Affiliate

    (a) Hungarian Broadcasting Corp.

        At June 30, 1996, the investment in and advances to HBC includes the following:

          Investment at equity            $221,000

          Loans and advances               112,881

                                          $333,881


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

        The loan agreement provided for the following additional consideration to the Company: (1) issuance of 100,000 shares of HBC's common stock, which shares shall be deemed fully paid and nonassessable; (2) an option which was exercised in April 1995, to purchase an additional 150,000 shares of HBC's common stock at $3 per share; and (3) three years right of first reusal to act as general contractor for all broadcast facilities to be built by companies controlled by HBC. On January 2, 1996, HBC repaid $424,000 of the amount owed to the Company with the balance being due June 30, 1997. Notes receivable of $388,000 at June 30, 1996 includes accrued interest and is shown net of $52,000 original issue discount.

        The Company's 9.7% interest in HBC (250,000 shares of common stock) at June 30, 1996 has an original cost of $615,000 and includes the 100,000 shares received in connection with the loan made to HBC and valued at $165,000 representing the original issue discount on the $800,000 loan. The original issue discount is being amortized over the term of the loan with $26,000 amortized during the six months ended June 30, 1996 and included in interest income.

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

      At June 30, 1996, two officers of the Company own approximately 16% of the outstanding common stock of HBC and sit on the Board of HBC, constituting a majority of the Board. The Company's 9.7% interest in HBC is carried at equity since the Company has the ability to exercise significant influence over HBC. The quoted market price per share of HBC's common stock on the NASDAQ Small Cap Market at June 30, 1996 was $9.50.

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

                    HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)

10. Capital Stock

    (a) In connection with a public offering in July 1993, the Company granted warrants entitling the underwriters to purchase up to 62,000 shares of common stock during the four-year period commencing July 29, 1993 at an exercise price equal to 165% of the IPO price.

    (b) In connection with a private placement in April 1994, the Company granted placement agent warrants to purchase 25,000 shares at $10.75 per share.

   (c) On May 14, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 3,000,000 to 10,000,000.

11. Stock Option Plan

    On May 14, 1996, the Company's stockholders approved an increase in the number of stock options available under the Stock Option Plan (the "Plan") to 350,000. The Plan provides that incentive and nonqualified options may be granted to officers and directors and consultants to the Company. The Plan may be administered by either the Board of Directors or a committee of three directors appointed by the Board (the "Committee").

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

   The following table is a summary of all stock options as of June 30, 1996:

                                 Outstanding        Option price
                                   options            per share

      January 1, 1993                  -                      -
      Granted                        15,000             $8.00

      Balance at December 31, 1993   15,000             $8.00
      Granted                       545,000             $1.00 - $10.00
      Terminated                     (5,000)            $8.00

      Balance at December 31, 1994
        and 1995                    555,000             $1.00 - $10.00
      Change of exercise price
        from $8.00 to $3.375        (75,000)            $8.00
                                     75,000             $3.375

      Balance at June 30, 1996      555,000             $1.00 - $10.00

    As of June 30, 1996, all stock options were exercisable.

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

                   HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)


      Compensation expense, the difference between the quoted market price at the date of grant and the option price, of $5,980,000 in connection with the granting of the 460,000 stock options was being amortized over the five-year vesting period which began May 1, 1994. For the six months ended June 30, 1995, $598,000 of compensation expense was recorded in connection with the above stock options. On October 23, 1995, the Board of Directors voted to replace the original vesting period with immediate vesting and, accordingly, the remaining balance of $4,285,667 of deferred compensation at that date was charged to operations during the quarter ended December 31, 1995.

      In addition to the above compensation, the Company also paid legal fees of $25,000 and $15,000 to the Secretary/Treasurer for the six months ended June 30, 1996 and 1995, respectively.

   (b)  Leases

      In August 1993, HTCC entered into a three-year lease in New York City, for office space at a minimum annual rental of $21,375, plus electricity, and which provides for rent escalation based on certain cost increases. The Company entered into a sharing agreement as of August 1993 with HTCC pursuant to which it agreed to share the costs for rent and electricity equally with HTCC. Both companies vacated the premises effective April 1, 1996; the Company moved its offices to those of its counsel, Cohen & Cohen, 445 Park Avenue, New York, NY 10022. Cohen & Cohen agreed to supply offices when needed and office services to the Company without charge.

      The Company entered into a lease for office space in Vienna, Austria which provides for minimum annual rental payments of approximately $33,000 through September 1997.

13.   Related Party Transactions

   (a)  Revenues

      For the six months ended June 30, 1996 and 1995, revenues earned from subsidiaries of HTCC amounted to approximately $10,500 and $71,000, respectively. These amounts include rental income of approximately $3,500 per month from the rental of an office condominium in Budapest, Hungary on a month-to-month basis until the building was sold to HTCC during the second quarter of 1996.

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

                    HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)


      HTCC is in the process of purchasing one of the condominium apartment units being built by the Company for $250,000, which approximates the offering price to the public. HTCC has paid deposits amounting to $200,000.

      During the second quarter of 1996, HTCC purchased from Teleconstruct the ownership of the premises used as offices by HTCC and its subsidiary, HTCC Consulting Rt, in Budapest, for $315,000, which approximated the Company's cost.

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

For the six months ended June 30, 1996, the Company incurred a net loss of $786,985 after interest and dividend income of $41,660. The net loss for the six months ended June 30, 1995 amounted to $997,836 after interest and dividend income of $213,186. The decrease in revenues from 1995 related primarily to a decrease in construction revenue since all construction revenue was earned by the Company's 90% owned subsidiary, Termolang Kft, which was sold effective September 30, 1995.

The equity in net loss of unconsolidated affiliate of $182,000 for the six months ended June 30, 1996 represents the Company's share of HBC's loss. The Company's 9.7% interest in HBC is carried at equity since the Company has the ability to exercise significant influence over HBC.

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

Although the Company has incurred substantial losses in each fiscal year since inception, and requires an estimated $700,000 to complete the two condominium buildings it is currently constructing, the Company believes that it will generate sufficient working capital for it to remain a going concern. The Company intends to finance its construction requirements through advance deposits from the selling of units. Currently, one apartment has been sold to HTCC, an affiliate, for $250,000. During the second quarter of 1996, HTCC purchased from Teleconstruct the ownership of the premises used as offices by HTCC and its subsidiary HTCC Consulting Rt, in Budapest, for $315,000, which approximated the Company's cost.

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

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   A. Exhibits* (numbers below reference Regulations S-B)
      (3) (a) Certificate of Incorporation filed November 9, 1992
          (b) Amendment to Certificate of Incorporation filed April 23, 1993
          (c) Amendment to Certificate of Incorporation filed May 21, 1996****
          (d) By-laws

      (4) (a) Form of Common Stock Certificate
          (b) Form of Underwriters' Warrants to be sold to Underwriters
          (c) Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing
          (d) Placement Agreement between Registrant and Nichols Safina Lerner & Co. Inc. and Placement Agent Warrants issued in connection with private placement financing

    (10) (a) Consulting agreement between Registrant and Klenner Securities,
             Ltd.
         (b) Consulting agreement between Registrant and Robert Genova
         (c) Consulting agreement between Registrant and Laszlo Modransky
         (d) 1993 Incentive Stock Option Plan
         (e) Sharing agreement for space and facilities between Registrant and Hungarian Telephone & Cable Corp.
         (f) Articles of Association (in English) of Teleconnect Building
             Corp.
         (g) Articles of Association (in English) of Termolang Engineering and Construction Ltd.
         (h) Letter of intent between Teleconnect Building Corp. and Pilistav
             Kft
         (i) Employment Agreement between Registrant and Robert Genova**
         (j) Employment Agreement between Registrant and Peter E. Klenner**

         (k) Employment Agreement between Registrant and Frank R. Cohen**
         (l) Letter of Intent Agreement between Registrant and Raba-Com RT***
         (m) Letter of Intent Agreement between Registrant and Kelet-Nograd Com RT***
         (n) Letter of Intent Agreement between Registrant and 3 Pilistav villages for installation of cable in those areas




*    All Exhibits are incorporated by reference to Registrant's
     Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
** Filed with Form 8-K as of February 17, 1994 and as of May 27, 1994 (modifications)
***  Filed with report on Form 10-K for year ended December 31, 1993

**** Filed with report on Form 10-QSB for the quarter ended June 30, 1996

  B. No reports on Form 8-K have been filed during the last quarter covered by this report on Form 10-QSB

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 15th day of August, 1996.



                                               HUNGARIAN TELECONSTRUCT CORP.


                                               By
                                                     Frank R. Cohen
                                                     Treasurer