Form 10QSB
period 1996-09-30
HUNGARIAN TELECONSTRUCT CORP
filed 1996-11-19
CIK 905428

Securities and Exchange Commission
                              Washington, D.C. 20549

                                    Form 10-QSB

                    Quarterly Report Under Section 13 or 15(D)
                      of the Securities Exchange Act of 1934

For the Quarter Ended                             Commission File Number
September 30, 1996                                                1-1200


                           HUNGARIAN TELECONSTRUCT CORP.
              (Exact name of Registrant as specified in its charter)


              Delaware                             13-3696015
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)

                       227 Route 206, Unit 11, Flanders, NJ  07836
                        (Address of principal executive offices)

                                     (201) 927-6560
                 The Registrant's telephone number, including area code



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


Common Stock, $.001 par value               1,518,290 Shares
              (Class)             (Outstanding at September 30, 1996)

                              HUNGARIAN TELECONSTRUCT CORP.


                                          INDEX



PART I.     Financial Information

Item 1.     Financial Statements

            Consolidated balance sheets as of
              September 30, 1996 (unaudited)
              and December 31, 1995 (audited)                   2

            Consolidated statements of loss
              (unaudited) for the three
              months ended September 30, 1996
              and 1995 and the nine months
              ended September 30, 1996 and 1995                 3

            Consolidated statements of stockholders'
              equity (unaudited) for the nine months
              ended September 30, 1996 and 1995                 4

            Consolidated statements of cash flows
              (unaudited) for the nine months ended
              September 30, 1996 and 1995                       5

            Notes to consolidated financial statements
              (unaudited)                                       6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations    17


PART II.    Other Information                                  19


            Signature                                          21

                       HUNGARIAN TELECONSTRUCT CORP.
                        CONSOLIDATED BALANCE SHEETS


                                        September 30, 1996    December 31, 1995
                                           (Unaudited)           (Audited)




ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $   172,726           $  376,986
  VAT refund receivable                             69,050              221,216
  Receivables from related parties                  32,784              566,746
  Notes receivable from affiliate                  407,000
  Other                                             49,853               40,375

    Total current assets                           731,413            1,205,323

  Property and equipment, less accumulated
    depreciation of $96,077 and $77,773,
    respectively                                   258,866              611,316
  Construction in progress, net of $700,000
    allowance for reduction to market value
    in 1996                                      3,460,059            3,119,721
  Investment in and advances to affiliate          151,748              872,667
  Other                                                343               51,308

                                               $ 4,602,429           $5,860,335


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                               $                     $   16,502
  Accounts payable and accrued expenses            215,124              566,778
  Payables to related parties                      323,974
  Deposits payable to related parties              594,320

    Total current liabilities                    1,133,418              583,280

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value - shares
    authorized 10,000,000 (1996) and
    3,000,000 (1995); issued and
    outstanding 1,518,290 at both dates              1,518                1,518
  Additional paid-in capital                    14,645,998           14,645,998
  Accumulated deficit                          (11,178,505)          (9,370,461)

    Total stockholders' equity                   3,469,011            5,277,055

                                               $ 4,602,429           $5,860,335


           See accompanying notes to consolidated financial statements.

                            HUNGARIAN TELECONSTRUCT CORP.
                          CONSOLIDATED STATEMENTS OF LOSS
                                    (Unaudited)




                          Three Months Ended          Nine Months Ended
                            September 30,               September 30,
                         1996          1995          1996        1995


REVENUES
 Construction         $              $  155,023   $            $   244,745
 Other                                   15,578        31,098      104,393

    Total                               170,601        31,098      349,138

EXPENSES(INCOME)
 Cost of construction
   revenue                              165,653                    249,400
 Compensation and
   related costs            51,516      439,717       350,918    1,331,815
 Consulting and
   professional fees        29,152       16,844       140,552       62,765
 Foreign currency
   (gain)loss                6,220      (28,324)      110,297       20,994
 Interest and dividend
   income                  (19,658)     (95,599)      (61,318)    (308,785)
 Depreciation and
  amortization               9,017       19,422        21,700       45,610
 Write-down of
   construction in
   progress to market
   value                   700,000                    700,000
 Other                      64,812      137,862       214,993      443,124

         Total             841,059      655,575     1,477,142    1,844,923

Loss before
  minority interest
  and equity in net
  loss of unconsolidated
  affiliate               (841,059)    (484,974)   (1,446,044)  (1,495,785)
Minority interest in
  net losses                             63,263                     76,238
Equity in net loss
  of unconsolidated
  affiliate               (180,000)                  (362,000)

Net loss              $ (1,021,059)  $ (421,711)  $(1,808,044) $(1,419,547)

Net loss per share    $       (.67)  $     (.28)  $     (1.19) $      (.93)

Weighted average number
  of common shares
  outstanding            1,518,290    1,518,290     1,518,290    1,518,290


               See accompanying notes to consolidated financial statements.

                                HUNGARIAN TELECONSTRUCT CORP.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (Unaudited)



                                                    Additional
                                Common Stock         Paid-in    Accumulated
                              Shares     Amount      Capital     Deficit




NINE MONTHS ENDED
 SEPTEMBER 30, 1996:

  Balance, January 1, 1996    1,518,290   $1,518   $14,645,998  $ (9,370,461)

  Net loss for the period                                         (1,808,044)

  Balance, September 30, 1996 1,518,290   $1,518   $14,645,998  $(11,178,505)






NINE MONTHS ENDED
  SEPTEMBER 30, 1995:

  Balance, January 1, 1995    1,518,290   $1,518   $ 9,260,331   $(2,891,084)

  Amortization of unearned
    portion of options
    granted as compensation                            897,000

  Net loss for the period                                         (1,419,547)

  Balance, September 30, 1995 1,518,290   $1,518   $10,157,331   $(4,310,631)



             See accompanying notes to consolidated financial statements.

                              HUNGARIAN TELECONSTRUCT CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                               Nine Months Ended
                                                  September 30,
                                              1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                $(1,808,044)   $(1,419,547)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization            21,700         45,610
      Write-down of construction in
        progress to market value              700,000
      Amortization of imputed interest
        income                                (39,000)      (165,000)
      Amortization of options granted
        as compensation                                      897,000
      Loss on disposal of property and
        equipment                               1,829
      Foreign currency loss                   110,297         20,994
      Loss on sale of Pilistav Kft                            23,530
      Minority interest in net losses                        (76,238)
      Equity in net loss of unconsolidated
        affiliate                             362,000
      Changes in operating assets and
        liabilities:
          Decrease in accounts receivable                     32,075
          (Increase)decrease in VAT refund
            receivable                        152,166        (12,390)
          Decrease in receivables from
            related parties                   533,962        751,913
          Decrease in other assets             41,487         67,976
          Increase(decrease) in accounts
            payable and accrued expenses     (351,654)        54,116
          Increase in payables to related
            parties                           323,974
          Increase in deposits payable
            to related parties                594,320

  Net cash provided by operating
    activities                                643,037        220,039

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment
    and construction in progress           (1,026,417)      (904,734)
  Proceeds from sale of building to
    Hungarian Telephone and Cable Corp.      315,000
  Proceeds from sale of Pilistav Kft                            918,875
  Increase in investment in and advances
    to affiliate and notes receivable          (9,081)      (865,197)

  Net cash used in investing activities      (720,498)      (851,056)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in bank overdraft                  (16,502)

EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                            (110,297)       (20,994)

DECREASE IN CASH AND CASH EQUIVALENTS        (204,260)      (652,011)

 Cash and cash equivalents at beginning
   of period                                  376,986      2,107,892

  Cash and cash equivalents at end
    of period                             $   172,726     $1,455,881



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

                          HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



     (g) Investment in Affiliate

         The Company's 9.7% equity interest in Hungarian Broadcasting Corp. ("HBC") is accounted for using the equity method because the Company has the ability to exercise significant influence over HBC. Under this method, the Company records as a loss its share of the losses incurred by HBC and dividends, if any, are credited against the investment account when declared.

     (h) Property, Equipment and Depreciation

         Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

                                                   Years

             Office condominiums                    40
             Furniture, fixtures and equipment     3 - 5
             Motor vehicles                        4 - 5

     (i) Net Loss Per Share

         The net loss per share is computed using the weighted average number of common shares outstanding during each period.

 2. Organization, Business and Discontinued Operations

    (a) Business

        The Company was organized on November 9, 1992 and was in the development stage through December 31, 1993. The Company had two operating business segments: (1) building of condominium apartments and building renovation and (2) design and civil engineering, and laying of underground fiber optic telephone and cable lines. The latter segment was discontinued in 1994. Through its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi RT. ("Teleconstruct") the Company is currently constructing for sale two luxury 14-unit condominiums in Budapest.

        In October 1996, the Company announced that it was planning to enter the Internet provider business and has established a strategic alliance with MCI and Netscape Communications to establish a full range of Internet services in Hungary. It plans to initiate services during the first quarter of 1997.

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

        During 1994, the Company organized Central Europe Consult ("CEC"), an Austrian corporation, in which it has a 51% interest, with Hungarian Telephone and Cable Corp. ("HTCC"), a U.S. public company which had two of the same officers and directors as the Company, owning a 49% interest. CEC is in the process of being liquidated.

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

        On April 27, 1995, the Company entered into an agreement to sell its 60% interest in Tele-Plusz to an affiliate of the 40% interest holder for approximately $40,000 payable on May 11, 1995. The agreement also provided for the repayment of the loan to Teleconstruct in 18 equal monthly installments beginning June 1, 1995. As a result of the sale, Tele-Plusz's assets and liabilities as of December 31, 1994 and its operations for the year then ended were deconsolidated from the Company's financial statements. Based on the financial condition of Tele-Plusz and because the payment of the sales price and repayment of the loan were conditional on Tele-Plusz being awarded a subcontract for the building of the Kelet-Nograd telephone exchange, Teleconstruct's loan receivable of $354,325 from Tele-Plusz was written off at December 31, 1994 and none of the sales price on the sale of the 60% interest was recognized in the financial statements. Any proceeds realized in the future from the loan or the sale of the interest will be recognized upon receipt.

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

        During 1994, TC Telecom discontinued its operations and was liquidated during 1995. Substantially all of its revenues were earned from subsidiaries of HTCC.

 3. Interim Periods

    The accompanying consolidated financial statements for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

 4. Incorporation by Reference

    Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

 5. Concentration of Cash and Cash Equivalents

    At September 30, 1996, cash includes $89,701 denominated in U.S. dollars on deposit with a major money center bank in the United States and $83,025 (denominated partly in U.S. dollars and partly in Hungarian forints) on deposit with Hungarian government-owned banks and a foreign bank in Hungary.

 6. Receivables from and Payables to Related Parties

    At September 30, 1996, receivables from and payables to related parties include the following:

                                          Receivables     Payables


       HTCC                                 $32,784

       Officer/stockholder and affiliate                  $323,974


    The amount due from HTCC primarily represents accrued interest on advances.


    The amount due to the officer/stockholder and affiliate primarily represents non-interest bearing advances.

                          HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



 7. Construction in Progress

    Construction-in-progress of $3,460,059 at September 30, 1996 includes the cost of land ($885,000) and construction costs incurred in connection with the building for sale of two luxury 14-unit condominiums which are estimated to cost approximately an additional $300,000 to complete. In order to reduce the total cost of construction in progress for both buildings to market value, a write-down of $700,000 was charged to operations during the three months ended September 30, 1996. See Note 14 for disclosure of the sale of one of the buildings to a related party in October 1996.

 8. Investment in and Advances to Affiliate and Notes Receivable from Affiliate

    (a) Hungarian Broadcasting Corp.

        At September 30, 1996, the investment in and advances to HBC includes the following:

                  Investment at equity    $ 41,000

                  Loans and advances       110,748

                                          $151,748

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

        The loan agreement provided for the following additional consideration to the Company: (1) issuance of 100,000 shares of HBC's common stock, which shares shall be deemed fully paid and nonassessable; (2) an option which was exercised in April 1995, to purchase an additional 150,000 shares of HBC's common stock at $3 per share; and (3) three years right of first refusal to act as general contractor for all broadcast facilities to be built by companies controlled by HBC. On January 2, 1996, HBC repaid $424,000 of the amount owed to the Company with the balance being due June 30, 1997. Notes receivable of $407,000 at September 30, 1996 includes accrued interest and is shown net of $39,000 original issue discount.

        The Company's 9.7% interest in HBC (250,000 shares of common stock) at September 30, 1996 has an original cost of $615,000 and includes the 100,000 shares received in connection with the loan made to HBC and valued at $165,000 representing the original issue discount on the $800,000 loan. The original issue discount is being amortized over the term of the loan with $39,000 amortized during the nine months ended
        September 30, 1996 and included in interest income.

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

        At September 30, 1996, two officers of the Company own approximately 16% of the outstanding common stock of HBC and sit on the Board of HBC, constituting a majority of the Board. The Company's 9.7% interest in HBC is carried at equity because the Company has the ability to exercise significant influence over HBC. The quoted market price per share of HBC's common stock on the NASDAQ Small Cap Market at September 30, 1996 was $7 11/32.

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

 9. Private Placement

    In March 1993, the Company sold by private placement $1,150,000 principal amount of unsecured promissory notes with interest at 6% and 230,000 shares of common stock for an aggregate purchase price of $1,150,000.

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

<PAGE

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

    (d) See Note 14 for disclosure of the sale of common stock and convertible debentures in October 1996.

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


    The following table is a summary of all stock options as of September 30, 1996:

                                      Outstanding  Option price
                                        options      per share


       January 1, 1993                     -              -
       Granted                           15,000      $8.00


       Balance at December 31, 1993      15,000      $8.00
       Granted                          545,000      $1.00 - $10.00
       Terminated                        (5,000)     $8.00


       Balance at December 31, 1994
         and 1995                       555,000      $1.00 - $10.00
       Change of exercise price
         from $8.00 to $3.375           (75,000)     $8.00
                                         75,000      $3.375


       Balance at September 30, 1996    555,000      $1.00 - $10.00


       As of September 30, 1996, all stock options were exercisable.

       On October 30, 1996, officers and directors were granted 190,000 incentive stock options exercisable at $3 per share, market value on the date of grant. On the same date, the Company granted 50,000 five-year options to purchase shares of common stock exercisable at $3.375 per share to a consulting firm which was engaged to prepare a business plan for the Company's entry into the Internet provider business and to arrange for a turnkey construction agreement.

      As disclosed in Note 14, the Company's President and Chief Executive Officer resigned in October 1996. The termination agreement provides that the stock options which were granted to him under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of 1992 will not terminate.

                          HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

        Compensation expense, the difference between the quoted market price at the date of grant and the option price, of $5,980,000 in connection with the granting of the 460,000 stock options was being amortized over the five-year vesting period which began May 1, 1994. For the nine months ended September 30, 1995, $897,000 of compensation expense was recorded in connection with the above stock options.
        On October 23, 1995, the Board of Directors voted to replace the original vesting period with immediate vesting and, accordingly, the remaining balance of $4,285,667 of deferred compensation at that date was charged to operations during the quarter ended December 31, 1995.


        In addition to the above compensation, the Company also paid legal fees of $37,000 and $15,000 to the Secretary/Treasurer for the nine months ended September 30, 1996 and 1995, respectively.

        As disclosed in Note 14, the Company's President and Chief Executive Officer resigned in October 1996.

    (b) Leases

        In August 1993, HTCC entered into a three-year lease in New York City, for office space at a minimum annual rental of $21,375, plus electricity, and which provided for rent escalation based on certain cost increases. The Company entered into a sharing agreement as of August 1993 with HTCC pursuant to which it agreed to share the costs for rent and electricity equally with HTCC. Both companies vacated the premises effective April 1, 1996. The Company moved its offices to premises occupied by its Chairman of the Board in Flanders, NJ. The Company and HTCC shared the new premises from April 1 to September 30, 1996 and HTCC paid the entire rent for that period. The Company will occupy the entire premises commencing October 1, 1996 at an annual rental of $25,000 under a lease which expires on March 31, 1998. The Company is also required to pay its proportionate share of any increases over base year amounts for certain expenses.

                          HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


13. Related Party Transactions

    (a) Revenues

        For the nine months ended September 30, 1996 and 1995, revenues earned from subsidiaries of HTCC amounted to approximately $10,500 and $98,000, respectively. These amounts include rental income of approximately $3,500 per month from the rental of an office condominium in Budapest, Hungary on a month-to-month basis until the building was sold to HTCC during the second quarter of 1996.

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

        HTCC is in the process of purchasing one of the condominium apartment units being built by the Company for $207,180, which approximates the offering price to the public. HTCC has paid deposits amounting to $200,000.

        During the second quarter of 1996, HTCC purchased from Teleconstruct the ownership of the premises used as offices by HTCC and its subsidiary, HTCC Consulting Rt, in Budapest, for $315,000, which approximated the Company's cost.

        See Note 14 for disclosure of the sale of one condominium building in October 1996.

14. Subsequent Events

    (a) Sale of Condominium Building and Resignation of President

        On October 30, 1996, the Board of Directors approved the sale of one of the condominium buildings under construction to a company controlled by the Company's President and Chief Executive Officer. The purchaser agreed to pay the Company $1,281,512 for the building and repay therefrom $346,473 previously loaned by the purchaser to the Company. The balance of $935,039 is payable to the Company; $250,000 is due on receipt of move-in permits and a note payable for $685,039 is due on June 30, 1997.

        The Company's President also agreed to resign as an officer, director and employee and agreed to a cancellation of his employment agreement (which provided for $168,000 salary per annum until February 1999) upon payment of $372,000, which amount is to be deducted from the aforementioned $685,039 note payable to the Company, leaving a balance due on the note of $313,039. It was further agreed that the stock options which were granted to the President under his employment agreement and pursuant to the Company's
        Incentive Stock Option Plan of 1992 will not terminate.

        Accounts payable and accrued expenses at September 30, 1996 include $42,000 for the President's salary from July 1 to September 30, 1996. The balance due to him under the termination agreement will be charged to operations during the fourth quarter of 1996.

    (b) Sale of Common Stock and Convertible Debentures

        In a private placement during October 1996, the Company sold 22 units at the price of $50,000 per unit. Each unit consisted of 25,000 shares of common stock and 25,000 five-year common stock purchase warrants exercisable at $2 per share of common stock after a one year holding period.

        During October 1996, the Company also received $610,000 from the offshore placement of 10% convertible debentures.

        The proceeds from the two private placements (net of underwriting commissions) amounted to approximately
        $1,550,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Operations

The Company was organized on November 9, 1992. Through its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi RT. ("Teleconstruct") the Company is constructing for sale two luxury 14-unit condominiums in Budapest. In October 1996, the Company announced that it was planning to enter the Internet provider business and has established a strategic alliance with MCI and Netscape Communications to establish a full range of Internet services in Hungary. It plans to initiate services during the first quarter of 1997.

The Company was in the development stage through December 31, 1993 and has been unprofitable to date.

For the nine months ended September 30, 1996, the Company incurred a net loss of $1,808,044 after interest and dividend income of $61,318. In order to reduce the total cost of construction in progress of two condominium buildings to market value, a write-down of $700,000 was charged to operations during the three months ended September 30, 1996. The net loss for the nine months ended September 30, 1995 amounted to $1,419,547 after interest and dividend income of $308,785. The decrease in revenues from 1995 related primarily to a decrease in construction revenue since all construction revenue was earned by the Company's 90% owned subsidiary, Termolang Kft, which was sold effective
September 30, 1995.

The equity in net loss of unconsolidated affiliate of $362,000 for the nine months ended September 30, 1996 represents the Company's share of HBC's estimated loss. The Company's 9.7% interest in HBC is carried at equity because the Company has the ability to exercise significant influence over HBC.

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

In January 1994, the Company purchased for approximately $885,000 a 60,000 sq. foot parcel of undeveloped land in Hungary and is building two structures, each one consisting of 14 units on this land. The Company intended to sell the 28 units as apartments with underground parking facilities, upon completion.

The Company's estimated cost to complete the buildings amounts to approximately $300,000. In October 1996, the Board of Directors approved the sale of one of the buildings to a company controlled by the Company's President and Chief Executive Officer. The purchaser agreed to pay the Company $1,281,512 for the building and repay therefrom $346,473 previously loaned by the purchaser to the Company. The balance of $935,039 is payable to the Company; $250,000 is due on receipt of move-in permits and a note payable for $685,039 is due on June 30, 1997.

The Company's President also agreed to resign as an officer, director and employee and agreed to a cancellation of his employment agreement (which provided for $168,000 salary per annum until February
1999) upon payment of $372,000, which amount is to be deducted from the aforementioned $685,039 note payable to the Company, leaving a balance due on the note of $313,039. It was further agreed that the stock options which were granted to the President under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of 1992 will not terminate.

In April 1994, the Company received $1,767,004 in net proceeds from a private placement of 180,790 shares of its Common Stock.
The Company used these proceeds in connection with its construction activities.

In a private placement during October 1996, the Company sold 22 units at the price of $50,000 per unit. Each unit consisted of 25,000 shares of common stock and 25,000 five year common stock purchase warrants exercisable at $2 per share of common stock after a one year holding period.

During October 1996, the Company also received $610,000 from the offshore placement of 10% convertible debentures.

The proceeds from the two private placements (net of underwriting commissions) amounted to approximately $1,550,000.

The Company has incurred substantial losses in each fiscal year since inception; it requires an estimated $300,000 to complete the two condominium buildings it is currently constructing, and will need approximately $275,000 for an operations center for its Internet operations. However, the Company believes that it will generate sufficient working capital for it to remain a going concern.

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

The Company's construction operations have been seasonal in that construction operations take place from March through November rather than from December through February when the winter weather deters construction.

                                    PART II


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

        A. Exhibits* (numbers below reference Regulations S-B)
           (3)(a) Certificate of Incorporation filed November 9, 1992
              (b) Amendment to Certificate of Incorporation filed
                    April 23, 1993
              (c) Amendment to Certificate of Incorporation filed May 21,
                    1996****
              (d) By-laws
           (4)(a) Form of Common Stock Certificate
              (b) Form of Underwriters' Warrants to be sold to
                    Underwriters
              (c) Placement Agreement between Registrant and J.W.
                    Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing
              (d) Placement Agreement between Registrant and Nichols
                   Safina Lerner & Co. Inc. and Placement Agent
                   Warrants issued in connection with private placement financing
           (10)(a) Consulting agreement between Registrant and Klenner Securities, Ltd.
               (b) Consulting agreement between Registrant and
                     Robert Genova
               (c) Consulting agreement between Registrant and
                     Laszlo Modransky
               (d) 1993 Incentive Stock Option Plan
               (e) Sharing agreement for space and facilities
                     between Registrant and Hungarian Telephone &
                     Cable Corp.
               (f) Articles of Association (in English) of
                      Teleconnect Building Corp.
               (g) Articles of Association (in English) of Termolang
                      Engineering and Construction Ltd.
               (h) Letter of intent between Teleconnect Building
                      Corp. and Pilistav Kft
               (i) Employment Agreement between Registrant and
                       Robert Genova**
               (j) Employment Agreement between Registrant and
                       Peter E. Klenner**

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

       B. No reports on Form 8-K have been filed during the last quarter covered by this report on Form 10-QSB

                              SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 18th day of November 1996.



                                    HUNGARIAN TELECONSTRUCT CORP.


                                    By
                                         Frank R. Cohen
                                         Treasurer