Form 10KSB
period 1996-12-31
HUNGARIAN TELECONSTRUCT CORP
filed 1997-04-15
CIK 905428

Securities and Exchange Commission
                 Washington, D.C. 20549
                      Form 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                          OR

[  ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to_________________

             Commission File Number 1-1200
             HUNGARIAN TELECONSTRUCT CORP.
 (Exact Name of Registrant as specified in its charter)

          Delaware                             13-3696015
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)        Identification No.)

     445 Park Avenue, 15th Floor, New York NY 10022
        (Address of principal executive offices)

The Registrant's telephone number, including area code: (212) 758-9870

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each
  Title of Each Class              Exchange on which Registered
  -------------------              ----------------------------
Common Stock, par value                       NASDAQ
 $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement
for the past 90 days.   Yes [X]    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
]
Registrant had revenues of $18,597 for the year ended December 31, 1996. As of April 9, 1997, 3,125,174 shares of Common Stock were outstanding of which 3,025,174 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of April 9, 1997 was $3,569,705 (based upon the closing bid price on such date on NASDAQ).

         Documents Incorporated by Reference
                        None.

                       PART I

Item 1.  Business

   (a)  General Development of Business

   The Company is a Delaware corporation which was organized on November 9, 1992. It was a development stage company through December 31, 1993. Its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi Kft ("Teleconstruct"), a limited liability company, was organized on March 19, 1993 with the intention to contract with community-sponsored telecom companies in Hungary to construct and maintain local telephone exchanges in their areas. The Company had two operating business segments: (1) building of condominium apartments and building renovation and (2) design and civil engineering, and laying of underground fiber optic telephone and cable lines. The latter segment was discontinued in 1994.

   The Company is currently building in Budapest two luxury 14-unit condominium buildings for sale. In October 1996, Teleconstruct agreed to sell to its former President one of the luxury 14-unit condominium in Budapest upon obtaining move-in permits and is currently in the process of completing a second building.

   In 1996 the Company initiated plans to enter the Internet Service Provider business in Hungary. On January 2, 1997, the Company acquired three Hungarian Internet service companies ("Internet providers"), namely, EUnet, E-Net and MS Telecom for a purchase price of approximately $1,585,000, consisting of 144,000 shares of common stock of the Company and $1,225,000 in cash. Except for $400,000 which was paid in January 1997, the balance of the purchase price was paid in December 1996.

   EUnet was the leading provider of leased line Internet services in Hungary. E-Net was recognized as the premier developer of Web sites in Hungary, providing content, design and database functions, as well as Web site hosting services. MS
Telecom was one of the largest providers of dial-up Internet access services in Hungary.

   The combined companies, to be known as EuroWeb, supply a full range of Internet services.

   The Internet industry consists of three primary functions:
1) providing access to the Internet; 2) developing content, including graphics and database functions, for Web sites on the Internet; and 3) maintaining ("hosting") the computers, known as "servers," which store, and allow for access to, Web sites.

   EuroWeb provides services in all three arenas.

   Access to the Internet can be either through a leased line, which maintains an open connection to the Internet at all times, or through a dial-up service, which requires subscribers to dial a telephone number to connect to the Internet. Dedicated lines and dial-up connections can provide access to the Internet at varying speeds (bandwidths). Faster connections move data more quickly and are more expensive.

   EuroWeb offers a variety of access options, including leased-line, dial-up and ISDN (Integrated Services Digital Network) lines. There are also plans to eventually offer access via cable modem, which can provide extremely high bandwidth connections to the Internet using the same coaxial cable used by cable television.

   Providing content for the Internet can include graphic design for Web sites as well as software applications to provide subscribers with tools, such as calculators or databases, they can use over the Internet. Value added services such as these will be provided on an exclusive basis to EuroWeb subscribers. The first of these value added services, recently completed by the Company, will be a searchable database of Hungarian corporations, which the Company believes will attract corporate clients doing, or seeking to do, business in Hungary.

   Web site content on the Internet is stored on computers known as servers (they "serve" information to Internet users). The business of "Web site hosting" includes maintaining these computers as well as making certain that the computers are always connected to the Internet (one of the benefits of the Internet is that required information is available 24 hours a day, seven days a week). Web hosting services are provided for a monthly fee which varies depending on the bandwidth of the connection to the Internet and certain other factors.

   EuroWeb currently employs 36 persons; four in management, thirteen in sales and marketing, eight in graphics and Web development, seven in networking operations and four in administration. EuroWeb is in the process of developing its corporate identity and establishing relationships with the media to promote its services.

   EuroWeb's strategy is to target the corporate leased line market, emphasizing quality of service. Management believes that leased line subscribers, who are almost exclusively corporations, are willing to pay more for quality service yet require less customer service expense than dial-up subscribers. Corporations which initially purchase access often want Web sites developed for their business as well as a reliable, experienced company to "host" the site. EuroWeb provides all of these Internet services.

   Currently, EuroWeb has approximately fifty-five (55) leased line, fourteen (14) ISDN and eight hundred (800) dial-up subscribers. Approximately eighty percent (80%) of the dial-up subscribers are corporations. Revenues are approximately US$70,000 per month, but the Company has not yet reached the break-even point.

   The Company currently has about a 15% share of Hungary's Internet market. The Company's goal is to capture thirty percent (30%) of the Hungarian Internet market within the next two years. According to RIPE (Regional Internet Registry for Europe), in 1996, approximately nine hundred (900) new Internet Web domains were registered in Hungary.

   The Company plans to compete by offering more reliable
Internet connections, higher quality and more comprehensive services and certain value added services which will be available exclusively through EuroWeb.

Government Regulations

   The Company is not subject to direct regulation other than regulation applicable to businesses generally. However, changes in the regulatory environment relating to the telecommunications and media industry could have an effect on the Company's business. The Company cannot predict the impact, if any, future regulation may have on its business.

Competition

   Competition in the Internet Service Provider industry is significant and is based largely on price and service. In the future, the Company's competitors may be larger and have greater financial resources than HTEL. The principal competitor of the Company is the Hungarian national telephone company known as MATAV.

Employees

   The Company employs 36 persons; four in management, thirteen in sales and marketing, eight in graphics and Web development, seven in networking operations and four administrative persons. None of the Company's employees are represented by a labor organization. The Company believes that it's relations with its employees are excellent.

Item 2.  Properties

   The Company rents approximately 4,500 sq. feet of space at 1051 Budapest, Sas ut 14 from Varosmajor Passage Kft. as executive offices and for operations at a rental paid in Hungarian forints of approximately $140,000 per year for a five year term commencing April 1, 1997.

Item 3.  Legal Proceedings

There are no legal proceedings to which the Company is currently a party or to which any of its property is subject, and the Company knows of no legal proceedings pending or threatened against either the Company or any director or officer of the Company in his capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December
31, 1996.

                       PART  II


Item 5.   Market For Registrant's Common Equity and Related
Stockholder Matters

   The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers'
Automated Quotation System ("NASDAQ") under the symbol "HTEL".

   Trading on both the Boston Stock Exchange and on NASDAQ commenced on July 29, 1993. Trading on the Boston Stock Exchange was discontinued at the request of the Company on February 26, 1997.

   The following table sets forth the high and low bid prices for the Common Stock during the periods indicated as reported by NASDAQ. The prices reported reflect inter-dealer quotations, and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                 High         Low
                                 ----         ----
Quarter Ending:

1995
March 31, 1995                   13 3/4       4 5/8
June 30, 1995                     6 1/2       4
September 30, 1995                7           3 3/4
December 31, 1995                 5           2 5/8

1996
March 31, 1996                    3 7/8       3 1/4
June 30, 1996                     3 3/4       2 3/4
September 30, 1996                5 1/4       2 7/8
December 31, 1996                 3 1/8       1 3/8

On April 9, 1997, the closing bid price on the NASDAQ for the Common Stock was $1.18.

Shareholders

   As of April 9, 1997, the Company had 3,125,174 shares of
Common Stock outstanding and 57 shareholders of record. The
Company believes that it has approximately 500 beneficial owners who hold their shares in street names.

Dividend Policy

   It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings or any earnings.

                ADDITIONAL INFORMATION


Certain Information

   The Company is presently subject to the informational requirements of the Securities Exchange Act of 1934, as amended
(the "Exchange Act"), and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission.

Transfer Agent

   The transfer agent for the Company's securities is American
Stock Transfer & Trust Company, 40 Wall Street, New York, New York
10007.

Item 6.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition

General

   The Company is a Delaware corporation which was organized on November 9, 1992. It was a development stage company through December 31, 1993. Through its wholly-owned Hungarian Subsidiary, Teleconstruct Epitesi RT ("Teleconstruct") which was organized on March 19, 1993 with the intention to contract with community-sponsored telecom companies in Hungary to construct and maintain local telephone exchanges in their areas. The Company had two operating business segments: (1) building of condominium apartments and building renovation and (2) design and civil engineering, and laying of underground fiber telephone and cable lines. The latter segment was discontinued in 1994. Effective September 30, 1995, the Company's 90% interest in Termolang Kft, which was in the building renovation business, was sold for its original investment to the 10% interest holder for a gain of approximately $11,000. All construction revenues reflected in the 1995 consolidated statement of loss were earned by Termolang Kft. Teleconstruct is currently building in Budapest, Hungary two luxury 14-unit condominiums for sale and did not have any construction revenue during 1996.


Operations

Year Ended December 31, 1996 compared with Year Ended December 31,
1995

   The Company had no revenues from construction operations in the year ended December 31, 1996 since it did not complete the sale of any condominium units. The Company devoted its efforts to the construction of the two luxury 14-unit condominium buildings and to preparing to enter the Internet service provider business. In January 1997, the Company acquired three operating Internet service provider businesses and is currently in the process of consolidating the three businesses under one roof and operating the three businesses as a single unit.

   The decrease in 1996 compensation and related costs of $4,285,000 is primarily as a result of a decrease in stock option related compensation of $4,582,000 and the termination pay of $324,000 accrued to the former president in 1996.

   The management of the Company believes that the provision of $1 million made in 1996 for write down construction in progress to estimated net realizable value is required based on the current real estate market conditions in Budapest.

   Interest expense of $385,000 includes $300,000 of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common
Stock's market price. The balance of the interest was primarily incurred on various borrowings.

Liquidity and Capital Resources

   In October 1996, the Company sold a private placement consisting of 550,000 shares of common stock and 550,000 common stock purchase warrants exercisable at $2 per share at any time from October 1, 1997 until September 30, 2001 for net proceeds of $972,450 after deducting placement agent fees and offering expenses of $127,550.

   In November 1996 and December 1996, the Company sold
$792,500 of 10% convertible debentures due September 30, 1998 to foreign investors outside the United States in private placements receiving aggregate net proceeds of approximately $693,500 after deducting placement agent fees and offering expenses of approximately $99,000. Commencing 45 days after issuance, the original principal amount of the debentures is convertible into the Company's shares of Common Stock at a conversion price of 50% of the market price, as defined, of the Company's common stock. The unconverted debentures are due September 30, 1998 except in the case of the occurrence of one of more "Events of Default" as described in the debenture, the debenture may be immediately due and payable. At December 31, 1996, $307,500 of debentures have been converted into 263,979 shares of common stock and, as of March 31, 1997, an additional $435,000 of debentures have been converted into 568,105 shares of common stock.

   The Company believes that its revenues from operations together with the funds already raised and to be raised in 1997 will meet the Company's cash requirements to the end of 1998.

Inflation and Seasonality

   The rate of inflation in Hungary was 23% in 1996 as compared to 28% for 1995 and 18% for 1994. Prices have been rising rapidly in recent years mainly because of reduction or removal of subsidies and price controls, not because of expansionist monetary policies. Since the Company uses the U.S. dollar as the functional currency for its Hungarian subsidiaries, the Hungarian inflation does not have a material effect on financial condition and results of operations.

   Internet operations are not seasonal or dependent on weather conditions.

   Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform Act of 1995

   Except for historical information provided in the Management's Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) heightened competition, particularly price competition, reducing margins; and 2) slower growth than expected in the market for Internet services in Hungary.

Item 7.  Financial Statements

            Hungarian Teleconstruct Corp.

      Index to Consolidated Financial Statements
------------------------------------------------------

Report of independent certified public accountants      F-2

Consolidated financial statements:
 Balance sheet                                          F-3
 Statements of loss                                     F-4
 Statements of stockholders' equity                     F-5
 Statements of cash flows                               F-6
 Notes to consolidated financial statements      F-7 - F-22

Report of Independent Certified Public Accountants


Board of Directors
Hungarian Teleconstruct Corp.
New York, New York

We have audited the accompanying consolidated balance sheet of Hungarian Teleconstruct Corp. as of December 31, 1996, and the related consolidated statements of loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Teleconstruct Corp. as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


BDO Seidman, LLP



New York, New York

April 9, 1997                                      F-2

             Hungarian Teleconstruct Corp.

              Consolidated Balance Sheet
      ------------------------------------------

December 31, 1996
Assets
Current:
   Cash (Note 3)                                  $       495,703
   VAT refund receivable                                   74,412
   Receivables from related parties (Note 4)              480,784
   Prepaid and other                                      101,564
                                                    -------------
      Total current assets                              1,152,463
Property and equipment, less accumulated
  depreciation of $38,750                                  65,586
Office condominium unit held for sale                     209,000
Construction-in-progress (Note 5)                       3,527,090
Advances on acquisitions (Note 11)                      1,585,000
Investment in and advances to affiliate (Note 6)          218,344
                                                    -------------
                                                   $    6,757,483
                                                    =============

Liabilities and Stockholders' Equity
Current:
   Payable to owner of acquired business (Note 11) $      400,000
   Accounts and accrued expenses payable                  259,996
   Compensation payable to officers                        96,000
   Deposits (Note 5(b))                                   594,320
                                                    -------------
      Total current liabilities                         1,350,316
10% Convertible debentures (Note 7(a))                    485,000
Payable to former officer (Note 10(a))                    895,719
                                                    -------------
      Total liabilities                                 2,731,035
                                                    -------------
Commitments (Notes 5 and 9)
Stockholders' equity (Note 8):
   Common stock, $.001 par value - shares
      authorized 10,000,000;
      issued and outstanding 2,476,269                      2,476
   Additional paid-in capital                          17,189,447
   Deficit                                            (13,165,475)
                                                    -------------
      Total stockholders' equity                        4,026,448
                                                    -------------
                                                   $    6,757,483
                                                    =============

See accompanying notes to consolidated financial statements

            Hungarian Teleconstruct Corp.

           Consolidated Statements of Loss
      -----------------------------------------


Year ended December 31,                            1996           1995
--------------------------------                 ------         ------
Revenues (Note 10(c)):
 Construction-                            $          -       $  244,745
 Other                                          18,597          125,680
                                            ----------        ---------
                                                18,597          370,425
                                            ----------        ---------
Expenses:
 Cost of construction revenue                        -          240,400
 Compensation and related costs
   (Notes 9 and 10(a))                       1,364,550        5,747,188
 Foreign currency loss                         260,917          126,002
 Write-down of construction-in-progress
    to estimated market value (Note 5(a))    1,000,000                -
 Interest expense (Note 7(a))                  385,679                -
 Interest income                               (98,002)         (247,465)
 Other                                         622,467           644,915
                                            ----------        ----------
                                             3,535,611         6,511,040
                                            ----------        ----------

     Loss before minority interest and
        equity in net loss of
        unconsolidated affiliate            (3,517,014)       (6,140,615)
Minority interest in net losses                      -            76,238
Equity in net loss of unconsolidated
  affiliate (Note 6)                          (278,000)         (415,000)
                                            ----------        ----------
Net loss                                   $(3,795,014)      $(6,479,377)
                                            ==========        ==========
Net loss per share                         $      (.26)      $     (4.27)
                                            ==========        ===========
Weighted average number of shares
  outstanding                                1,681,000          1,518,290
                                            ==========        ===========

                                                      .
See accompanying notes to consolidated financial statements

          Hungarian Teleconstruct Corp.

   Consolidated Statements of Stockholders' Equity
------------------------------------------------------------

Year ended December 31, 1996 and 1995
----------------------------------------------------
                                         Common stock            Additional
                                    -------------------            paid-in
                                     Shares       Amount      capital     Deficit
------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995            1,518,290      $1,518     $9,260,331   $(2,891,084)

Options granted as compensation -
 $5,980,000, less previously earned
  compensation of $797,333 (Note 9)         -            -     5,182,667             -
Gain on issuance of stock by affiliate
  (Note 6)                                  -            -             -             -        203,000             -
Net loss for the year                       -            -             -    (6,479,377)
                                -------------      -------  ------------   -----------
Balance, December 31, 1995          1,518,290        1,518    14,645,998    (9,370,461)
Issuance of shares for cash
 (Note 7(b))                          550,000          550       972,450             -
Compensation relating to the extension
 of the period of exercisability of
 former officer's options (Note 10(a))      -            -       600,000             -
Issuance of shares for businesses to be
  acquired (Note 11)                  144,000           144      359,856             -
Issuance of shares on conversion of
 debentures (Note 7(a))               263,979           264      311,143             -
Incremental interest from revaluation
 of convertible debentures (Note 7(a))      -             -      300,000             -
Net loss for the year                       -             -            -             -     (3,795,014)
                                 ------------        ------- -----------   -----------
Balance, December 31, 1996          2,476,269         $2,476 $17,189,447  $(13,165,475)
                                    =========          =====  ==========   ===========



See accompanying notes to consolidated financial statements

               Hungarian Teleconstruct Corp.

        Consolidated Statements of Cash Flows
  --------------------------------------------------

Year ended December 31,
                                                      1996          1995
                                                    -------       -------
Cash flows from operating activities:
 Net loss                                        $(3,795,014)   $(6,479,377)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                     29,352          51,335
    Options granted/extended as compensation         600,000       5,182,667
    Incremental interest on revaluation of
      convertible debentures                         300,000               -
    Provision for loss on construction-in-progress 1,000,000               -
    Equity in net loss of unconsolidated affiliate   278,000         415,000
    Minority interest in net losses                        -         (76,238)
    Loss on sale of property                           8,940               -
    (Increase) decrease in:
      Accounts receivable                                  -          38,820
      Vat refund receivable                          146,804        (221,216)
      Receivables from related parties                85,962         332,474
      Other assets                                    (9,881)         68,831
    Increase (decrease) in:
      Accounts payable and accrued expenses         (323,283)        417,309
      Compensation payable to officers                96,000               -
      Deposits                                       594,320               -
      Payable to former officer                      895,719               -
                                                  ----------      ----------
        Net cash used in operating activities        (93,081)       (270,395)
                                                  ----------      ----------
Cash flows from investing activities:
 Investment in and advances to affiliate             376,323         353,233
 Advances on acquisitions                           (825,000)              -
 Acquisition of property and equipment and
  construction-in-progress                        (1,429,992)     (1,813,744)
 Proceeds from sale of property                      321,060               -
                                                  ----------      ---------
        Net cash used in investing activities     (1,557,609)     (1,460,511)
                                                  ----------      ---------
Cash flows from financing activities:
 Proceeds from issuance of convertible debt          796,957               -
 Proceeds from issuance of common stock              972,450               -
                                                  ----------      ----------
        Net cash provided by financing activities  1,769,407               -
Net increase (decrease) in cash and
   cash equivalents                                  118,717      (1,730,906)
Cash and cash equivalents, beginning of year         376,986       2,107,892
                                                  ----------      ----------
Cash and cash equivalents, end of year           $   495,703     $   376,986
                                                  ==========      ==========
Noncash transactions:
Issuance of common stock upon conversion of
 debentures and accrued interest                  $  311,407      $        -
 Issuance of common stock as advances
    on acquisition                                   360,000               -
 Payable to stockholders of companies
    to be acquired                                   400,000               -

See accompanying notes to consolidated financial statements

            Hungarian Teleconstruct Corp.
      Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

    (a) Principles of Consolidation

          The consolidated financial statements include the accounts of Hungarian Teleconstruct Corp. (the "Company") and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
          Certain 1995 items have been reclassified to conform to the 1996 presentation.

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

    (d) Revenue Recognition

        Sale of constructed condominium apartments is recognized when collection of sales price is assured and occupancy permits have been issued.

    (e) Foreign Currency Translation

        The Company uses the U.S. dollar as the functional currency for its Hungarian subsidiaries. Accordingly, monetary assets and liabilities of the Hungarian subsidiaries were remeasured at year-end exchange rates while nonmonetary assets and liabilities were remeasured at historical rates. Income and expense accounts were remeasured at the average rates in effect during the year. Remeasurement adjustments and transaction gains or losses are reflected in the consolidated statements of loss.

              Hungarian Teleconstruct Corp.
        Notes to Consolidated Financial Statements


    (f) Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount reported in the accompanying balance sheet approximates fair value.

    (g) Fair Value of Financial Instruments

        Due to the nature of the VAT refund receivable, receivables from related parties, payable to former officer and advances to affiliate, it is not practical to approximate their fair market value. The carrying value of the convertible debentures approximates their fair market value.

    (h) Investment in Affiliate

        The Company's 9.7% equity interest in Hungarian Broadcasting Corp. ("HBC") through September 30, 1996 was accounted for using the equity method since the Company had the ability to exercise significant influence over HBC. Under this method, the Company recorded as a loss its share of the losses and dividends are credited against the investment account when declared. Beginning October 1, 1996, the Company discontinued its use of the equity method of accounting for its investment in HBC, since the Company no longer had the ability to exercise significant influence over HBC (see Note 6).

    (i) Property, Equipment and Depreciation

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3-5 years. During 1996, the Company sold one of its office condominium units to Hungarian Telephone and Cable Corp. ("HTCC") at a net profit of approximately $9,000. Its other office condominium unit is being held for sale at December 31, 1996 and has been classified as such on the December 31, 1996 balance sheet.

                Hungarian Teleconstruct Corp.
         Notes to Consolidated Financial Statements


    (j) Stock-Based Compensation

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123, which is effective in 1996 for transactions entered into after 1994, establishes a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company adopted the disclosure option for employee stock-based compensation provisions of SFAS No. 123 in 1996. However, since the pro forma net income and earnings per share amounts assuming the fair value method was adopted January 1, 1995 did not differ materially from the comparable amounts reported on the consolidated statements of loss, no such pro forma amounts have been disclosed. The adoption of SFAS
        No. 123 did not impact the Company's results of operations, financial position or cash flows.

    (k) Net Loss Per Share

        The net loss per share is computed using the weighted average number of common shares outstanding during the year.

            Hungarian Teleconstruct Corp.
    Notes to Consolidated Financial Statements


2.  Organization and Business

    The Company is a Delaware corporation which was organized on November 9, 1992. It was a development stage company through December 31, 1993. Its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi RT ("Teleconstruct"), was organized on March 19, 1993 with the intention to contract with community-sponsored telecom companies in Hungary to construct and maintain local telephone exchanges in their areas. The Company had two operating business segments: (1) building of condominium apartments and building renovation and (2) design and civil engineering, and laying of underground fiber optic telephone and cable lines. The latter segment was discontinued in 1994. Effective September 30, 1995, the Company's 90% interest in Termolang Kft, which was in the building renovation business, was sold for its original investment to the 10% interest holder for a gain of approximately $11,000. All construction revenues reflected in the 1995 consolidated statement of loss were earned by Termolang Kft. Teleconstruct is currently building in Budapest, Hungary two luxury 14-unit condominium buildings for sale.

    During 1994, the Company organized Central Europe Consult
    ("CEC"), an Austrian corporation, in which it has a 51% interest with HTCC owning the remaining 49%. CEC is in the process of being liquidated.

3.   Cash Concentration

 At December 31, 1996, cash of $462,116, denominated in U.S.
 dollars, was on deposit with a major money center bank in the United States.

4.   Receivables from Related Parties

At December 31, 1996, receivables from related parties include the following:


     HBC (Note 6)     $448,000
     HTCC               32,784
                      --------
                      $480,784
                      ========

            Hungarian Teleconstruct Corp.
    Notes to Consolidated Financial Statements


    The receivable from HBC represents the second and final installment of principal and interest on an $800,000 loan made by the Company, due June 30, 1997. In February 1997, the Company borrowed $350,000 at 6% per annum from HBC, collateralized by the installment receivable from HBC.

    The amount due from HTCC primarily represents accrued interest on advances and a receivable on the sale of certain equipment.

5.  Construction-in-Progress

    (a) Construction-in-progress of two luxury 14-unit condominium buildings to be held for sale includes the cost of land ($885,000) and construction costs incurred through December 31, 1996, net of a provision of $1,000,000 made in 1996 for write-down to estimated net realizable value. The Company believes that the provision is required based on the current real estate market conditions in Budapest. Estimated additional cost to complete is $300,000.

    (b) Deposits have been received for the full sales price for four condominium apartments and upon the issuance of move-in permits the sale of the apartments will be recognized. The deposits were received from the Company's former President ($394,320) and HTCC ($200,000). The $394,320 represents approximately 80% of the expected cost of the apartments. The deposits were received for apartments in the sold building, prior to the sale (see Note 10).

            Hungarian Teleconstruct Corp.
      Notes to Consolidated Financial Statements


6.  Investment in and Advances to Affiliate

    Investment in and advances to HBC includes the following

    December 31, 1996
    -----------------
    Investment                                    $125,000
    Loans and advances,
       including accrued interest, less
       original issue discount of $26,000          541,344
                                                   -------
                                                   666,344

    Less:   Repayment to be received June 30, 1997,
              included in receivable from related
              parties (Note 4)                     448,000
                                                   -------
                                                  $218,344
                                                   =======

        On November 28, 1994, the Company entered into a loan agreement with HBC, which provides for the Company to lend HBC $800,000 at 6% interest per annum, originally repayable the earlier of December 31, 1995 or the completion of an IPO by HBC. The IPO was consummated in December 1995 by selling 1,150,000 shares of common stock at a price of $5 per share with the Company recognizing a gain of approximately $203,000 resulting from the increase in the Company's proportionate share in HBC's equity. The gain has been accounted for as an equity transaction, an increase in additional paid-in capital, since HBC is a development stage company.

        The loan agreement provides for the following additional consideration to the Company: (1) issuance of 100,000 shares of HBC's common stock, which shares shall be deemed fully paid and nonassessable; (2) an option exercisable until April 30, 1995 to purchase an additional 150,000 shares of HBC's common stock at $3 per share; and (3) three years right of first refusal to act as general contractor for all broadcast facilities to be built by companies controlled by HBC. On January 2, 1996, HBC repaid $424,000 of the amount owed to the Company with $448,000 being due June 30, 1997.

              Hungarian Teleconstruct Corp.
        Notes to Consolidated Financial Statements



        In 1995, the Company exercised its option to purchase 150,000 shares of HBC at $3 per share. The Company's 9.7% interest in HBC (250,000 shares of common stock) at December 31, 1996 has an original cost of $615,000 and includes the 100,000 shares received in connection with the loan made to HBC and valued at $165,000 representing the original issue discount on the $800,000 loan. The original issue discount is being amortized over the term of the loan with $52,000 and $87,000 amortized during 1996 and 1995, respectively, and included in interest income.

        The 250,000 shares are restricted securities under Rule 144 of the Securities Act of 1933, as amended. In addition, the Company has entered into an agreement with HBC underwriters not to sell or otherwise dispose of the HBC shares before December 23, 1997 without the written consent of the underwriters. The Company has the right to include the HBC shares in any registration statement filed by HBC to the extent that the managing underwriter of the public offering advises HBC that such inclusion would not interfere with the orderly sale of the securities to be offered to the public.

        At December 31, 1995, the three officers of the Company owned approximately 24% of the outstanding common stock of HBC and sat on the board of HBC, constituting a majority of the board but at December 31, 1996 only one of the Company's officers sat on the board of HBC and that officer owned less than 1% of the outstanding common stock of HBC. The Company's 9.7% interest in HBC was carried at equity at December 31, 1995, since the Company had the ability to exercise significant influence over HBC. The quoted market price per share of HBC's common stock on the NASDAQ Small Cap Market at December 31, 1996 was $4.00.

            Hungarian Teleconstruct Corp.
    Notes to Consolidated Financial Statements


7.  Private Placements

    (a) In November 1996 and December 1996, the Company sold $792,500 of 10% convertible debentures due September 30, 1998 to foreign investors outside the United States in private placements receiving aggregate net proceeds of approximately $693,500 after deducting placement agent fees and offering expenses of approximately $99,000. Commencing 45 days after issuance, the original principal amount of the debentures is convertible into the Company's shares of common stock at a conversion price of 50% of the market price, as defined, of the Company's common stock. The unconverted debentures are due September 30, 1998 except in the case of the occurrence of one or more "events of default" as described in the debenture, the debentures may be immediately due and payable. At December 31, 1996, $307,500 of debentures have been converted into 263,979 shares of common stock and, as of March 31, 1997, an additional $435,000 of debentures have been converted into 568,105 shares of common stock.

        The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in an interest charge of $300,000 to the consolidated statement of loss for the year ended December 31, 1996.

        In addition, the financing costs of $99,000 incurred in connection with the sale of the debentures have been charged to 1996 operations since substantially all of the debentures were converted to common stock within a short period after 1996.

    (b) In October 1996, the Company sold a private placement consisting of 550,000 shares of common stock and 550,000 common stock purchase warrants exercisable at $2 per share at any time from October 1, 1997 until September 30, 2001 for net proceeds of $972,450 after deducting placement agent fees and offering expenses of $127,550. The warrants and the underlying shares of common stock have been registered under the Securities Act of 1933.

            Hungarian Teleconstruct Corp.
    Notes to Consolidated Financial Statements


8.  Stock Option Plan and Warrants

    (a) Stock Options

        The Company has a Stock Option Plan (the "Plan"). An aggregate of 100,000 shares of common stock is authorized for issuance under the Plan. On May 14, 1996, the stockholders approved an increase in the number of stock options available under the Plan to 350,000. The Plan provides that incentive and nonqualified options may be granted to officers and directors and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. The Plan may be administered by either the Board of Directors or a committee of three directors appointed by the Board (the "Committee"). The Board or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

        Options granted under the Plan are exercisable for a period of up to ten years from the date of grant. Options terminate upon the optionee's termination of employment or consulting arrangement with the Company, except that, under certain circumstances, an optionee may exercise an option within the three-month period after such termination of employment. An optionee may not transfer any options except that an option may be exercised by the personal representative of a deceased optionee within the three-month period following the optionee's death. Incentive options granted to any employee who owns more than 10% of the Company's outstanding common stock immediately before the grant must have an exercise price of not less than 110% of the fair market value of the underlying stock on the date of the grant and the exercise term may not exceed five years. The aggregate fair market value of common stock (determined at the date of grant) for which any employee may exercise incentive options in any calendar year may not exceed $100,000. In addition, the Company will not grant a nonqualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.

               Hungarian Teleconstruct Corp.
        Notes to Consolidated Financial Statements


        For options granted to employees at exercise prices equal to the fair market value of the underlying common stock at the date of grant, no compensation cost is recognized.

        Effective July 29, 1993, the Company granted to three directors 15,000 incentive stock options exercisable at $8 per share, the IPO price. In February 1994, three employees in Hungary were granted 20,000 incentive stock options exercisable at $10 per share, provided they remain in the employ of the Company until December 31, 1994. In May 1994, 460,000 options exercisable at $1.00 per share were granted to three officers in connection with their employment agreements (see Note 9). In June 1994, the officers and directors of the Company were granted 65,000 incentive stock options exercisable at $8 per share, market value on the date of grant. On March 7, 1996, the exercise price of 75,000 options previously granted under the Plan was reduced from $8.00 to $3.38, which was the market price at that date.

        SFAS No. 123 requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Such pro forma information has not been presented because management has determined that the compensation costs associated with options granted in 1996 and 1995 are not material to net loss or net loss per common share.

           Hungarian Teleconstruct Corp.
    Notes to Consolidated Financial Statements


    Transactions involving options granted under the Plan are summarized below:

                                                   1996                      1995
                              -----------------------------------------------------
                                               Weighted                    Weighted
                                               average                     average
                                               exercise                    exercise
                              Shares            price        Shares         price
                              -----------------------------------------------------
Outstanding, January 1,       560,000           $2.32        560,000          $2.32
Granted                       240,000               -              -              -
Cancelled                     (25,000)              -              -              -
-----------------------------------------------------        -------
Outstanding, December 31,     775,000            1.71        560,000           2.32
-----------------------------------------------------------------------------------
Exercisable, December 31,     725,000           $1.62        560,000          $2.32
-----------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding under the Plan at December 31, 1996:


                  Options outstanding                   Options  exercisable
              -------------------------                ------------------------
                                Weighted
                  Number        average       Weighted     Number       Weighted
 Range of     outstanding at   remaining     average   exercisable      average
exercisable   December 31,     contractual  exercisable  December 31,  exercisable
 prices           1996            life         price        1996          price
--------------------------------------------------------------------------------
$1.00 - $3.38   775,000           3.2          $1.71       725,000         $1.62
================================================================================

            Hungarian Teleconstruct Corp.
      Notes to Consolidated Financial Statements



     (b)  Stock Warrants

     The following table summarizes information about stock warrants at December 31, 1996:

                                  Warrants outstanding
                                     and exercisable
                             ----------------------------------------
                                Number           Weighted
                            outstanding at        average
                             December 31,        remaining
Range of exercisable prices     1996          contractual life
---------------------------------------------------------------------
$ 2.00 - 4.00                  555,700              4.8
$13.20 - $14.75                 87,000              1.7
---------------------------------------------------------------------
                               642,700              4.4
=====================================================================

9.   Commitments

     Effective May 1, 1994, the Company entered into three-year employment agreements with the three officers and terminated the existing consulting and retainer agreement with them. The agreements were extended to June 1, 2000 by two additional years on October 23, 1995, and another two additional years on December 23, 1996. The amended agreements provided for aggregate annual compensation of $336,000 for the Chairman of the Board, President and Secretary/Treasurer of the Company, and the granting of options to the three officers to purchase 460,000 shares of common stock of the Company at the exercise price of $1.00 per share with vesting over a five-year period (20% per year).

     Compensation expense, the difference between the quoted market price at the date of grant and the options price, of $5,980,000 in connection with the granting of the 460,000 stock options was being amortized over the five-year vesting period which began May 1, 1994. On October 23, 1995, the Company's board of directors voted to replace the original vesting period with immediate vesting and, accordingly, the entire unearned compensation of $5,182,667 as of January 1, 1995 has been charged to operations for the year ended December 31, 1995.

            Hungarian Teleconstruct Corp.
     Notes to Consolidated Financial Statements



     On October 20, 1996, the Company entered into a termination agreement with its President which provides, among other things, for (1) his resignation as an officer, director and employee and (2) for the cancellation of his employment agreement upon payment of $372,000 which amount is to be deducted from the amount owed by a company controlled by him in connection with the purchase of one of the Company's condominium buildings. The President retained his rights as a stock optionee with respect to his 285,000 options granted under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of 1992. Unless he exercises his options within 5 years of the date the options were granted, the options will expire. A compensation expense of $972,000 has been charged to 1996 operations as a result of cancelling the President's employment agreement and extending the termination date of his options (see Note 10(a)).

     On December 23, 1996, the Board of Directors extended the employment contracts of the Chairman of the Board and Treasurer to December 31, 2001 and increased their annual compensation to $144,000 and $120,000, respectively.

     10. Related Party Transactions

    (a) Transactions with Former President

        On October 30, 1996, the Board of Directors approved the sale of one of the condominium buildings under construction to a company controlled by the Company's President and Chief Executive Officer. The building to be sold contains the four units for which deposits for the full sales price have been received by the Company (see Note 5(b)). The purchaser agreed to purchase the building, subject to receiving move-in permits, for $1,281,512 and the Company repay therefrom $346,473 previously loaned by the purchaser to the Company. The balance of $935,039 is payable to the Company as follows: $250,000 upon receipt of move-in permits and a note payable for $685,039 due on June 30, 1997. The sale will be consummated upon the receipt of the move-in permits. As of March 31, 1997, move-in permits have not been obtained.

            Hungarian Teleconstruct Corp.
      Notes to Consolidated Financial Statements


        The Company's President also resigned as an officer, director and employee and agreed to a cancellation of his employment agreement (which provided for a $168,000 salary per annum until February 1999), upon payment of $372,000, which amount is to be deducted from the aforementioned $685,039 note payable to the Company, leaving a balance due on the note of $313,039. It was further agreed that the stock options which were granted to the President under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of
        1992 will not terminate but will continue to be governed by the original terms of the options.

        Compensation and related costs for the year ended December 31, 1996 on the statement of loss include $372,000 in connection with the cancellation of the President's employment agreement and $600,000 relating to the extension of the period of exercisability of the President's options.

    (b) The Company paid legal fees to the Secretary/Treasurer and current Chairman of the Board of $112,000 and $15,000 for the years ended December 31, 1996 and 1995, respectively.

    (c) Revenues

        Included in other revenues for the year ended
        December 31, 1995 is rental income of approximately
        $40,000 from HTCC and advertising income of approximately $70,000.

        Interest income for the year ended December 31, 1995 includes interest of approximately $30,000 earned from a subsidiary of HTCC.

    (d) Expenses

        The Company incurred a loss of approximately $54,000 in 1995 as the general contractor for an affiliate of the Company's President.

           Hungarian Teleconstruct Corp.
    Notes to Consolidated Financial Statements


11. Acquisitions

    On January 2, 1997, the Company acquired three Hungarian Internet service companies ("Internet providers") for a purchase price of approximately $1,585,000, consisting of 144,000 shares of common stock of the Company and $1,225,000 in cash. Except for $400,000 which was paid in January 1997, the purchase price was paid in December 1996.

    These acquisitions will be accounted for using the purchase method of accounting. Based on a preliminary valuation, the acquisitions will result in goodwill of approximately $1,600,000 with an estimated useful life of five years. The pro forma results of operations are based on the historical financial statements of the Company and the Internet providers.

    The Company's consolidated statement of loss will not include the results of operations until 1997. The following pro forma results are unaudited and are not necessarily indicative of what the actual results of operations of the Company would have been, assuming the transactions had been completed as of January 1, 1996, nor necessarily indicative of the results of operations for future periods.


    Year ended December 31, 1996 (unaudited)

    Net revenues                  $   948,000
    Net loss                       (4,600,000)
    Net loss per share            $      (.86)

     The above unaudited pro forma results have been adjusted to reflect the amortization of goodwill generated by the acquisitions, over a 5-year period, and additional interest expense.

            Hungarian Teleconstruct Corp.
     Notes to Consolidated Financial Statements


12.  Subsequent Events

     (a) In February 1997, the Company borrowed $350,000 from HBC. The loan, which is evidenced by a promissory note with interest at 6% per annum, is payable on the earlier to occur of (1) June 30, 1997, (2) the closing of any offering by the Company of its securities, or
          (3) sale of any assets by the Company. The loan is secured by the balance of the loan owed by HBC to the company (see Note 6) and the proceeds of a debt owed by a company controlled by the Company's former President (see Note 10(a)).

     (b) During the quarter ended March 31, 1997, the Company sold an additional $250,000 of 10% convertible debentures, receiving net proceeds of approximately
          $220,000.

     (c) In February 1997, the former President of the Company was retained as a consultant to the Company to oversee the Company's real estate interests and Internet business. He agreed to render consulting services for a two-year period for a fee of 200,000 five-year options exercisable at $2.00 per share. The compensation relating to these options is approximately $200,000 and will be charged to operations over a two-year period.

     (d) In February 1997, the Company's Chairman of the Board resigned as an officer, director and employee, and agreed to a cancellation of his employment agreement upon payment of $50,000, which represented the approximate amount owed to him with respect to 1996 salary. In addition, 125,000 stock options which were granted to him under his employment agreement will not terminate as a result of the resignation, but will continue to be governed by the original terms of the options. Compensation of approximately $100,000 will be charged to the 1997 operations relating to the extension of the period of exercisability of the options.

Item 8  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          Not Applicable


                       PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons;
        Compliance with Section 16(a) of the Exchange Act

Name                    Age                 Position


Frank R. Cohen          74              Chairman of the Board,
                                        Secretary, Treasurer, Director
Richard G. Maresca      55              Director
Donald K. Roberton      55              Director
Imre M. Kovats          40              President (as of January 1997)
Csaba Toro              30              Chief Operating Officer
                                          (as of January 1997)

     Frank R. Cohen has been a Director, Secretary and Treasurer of the Company since its inception in 1992. Mr. Cohen has been practicing law in the City of New York since 1946. Since 1985 he has been a member of the law firm of Cohen & Cohen, counsel to the Company.

     Richard G. Maresca, age 55, has been a director of the Company since its inception. He has been Senior Telecommunications Manager for the American Stock Exchange since 1991. From 1954 to
1991, he was Communications Manager for Josephthal & Co., Inc., a brokerage firm.

     Donald K. Roberton, age 55, was Vice Chairman and Chief Operating Officer of Hungarian Telephone and Cable Corp. ("HTC"), until he resigned in order become a director of the Company in 1996 and assist in the development of HTEL's Internet Service Provider business. Prior to that, Mr. Roberton spent five years with Citizens Utility Company as Assistant to the Chairman and Vice President - Strategic Development - Telecommunications and as Vice President, Telecommunications. Prior to Citizens Utilities he had been with Centel for 28 years and an officer since 1984. During his tenure with Centel he held numerous executive and managerial positions.

     Imre M. Kovats, age 40, of Austro-Hungarian nationality, has been Executive Vice President and a director of Hungarian Broadcasting Corp. since August 1995. From 1990 until 1994 he was Group Chairman of Saatchi & Saatchi Group Hungary. In January 1997, Mr. Kovats was made President and nominated for election as a director of the Company.

     Csaba Toro, age 30, a Hungarian national, founded in 1994 and was President of E-Net Kft., one of the Hungarian Internet companies acquired by the Company in January 1997. Prior thereto, he was a student. In January 1997, Mr. Toro was made Chief Operating Officer and nominated for election as a director of the Company.

     Board members are reimbursed for their expenses for each meeting attended and may be compensated for serving as directors in the future.

     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors.

     During the Company's last fiscal year, its Board of Directors held four meetings.

Item 10.  Executive Compensation

     On February 17, 1994, Peter E. Klenner, Robert Genova and Frank R. Cohen entered into employment agreements with the Company. By the terms of these employment agreements, Klenner, Genova and Cohen agreed to serve as President, Chairman of the Board, and Secretary-Treasurer, respectively, and as directors of the Company at salaries of $144,000, $120,000 and $72,000, respectively. Messrs. Klenner, Genova and Cohen also were granted 5 year non-qualified stock options to purchase 250,000, 175,000, and 35,000 shares respectively exercisable at $1.00 per share with vesting over a five-year period (20% per year). On October 23, 1995, the Board of Directors of the Registrant extended the employment contracts for one year and voted to replace the original vesting period with immediate vesting instead of over the life of such employment contracts. When Mr. Klenner resigned as President and Director on October 30, 1996, the balance of his annual salary was accrued and accordingly received $144,000 in salary for 1996. Mr. Genova was paid a salary of $60,000 for the six months period of January through June 1996. When Mr. Genova resigned in February 1997, he received a payment of $50,000 for the period July 1, 1996 to December 31, 1996 and waived all claims for subsequent salary. Mr. Cohen received salary of $6,000 per month from January through June 1996 (aggregate $36,000). In October 1996, Mr. Cohen's salary was increased to $10,000 per month, but the salary was not paid from July 1996 through January 1997, but was accrued as a liability to the Company. Mr. Cohen has been receiving salary at the rate of $10,000 per month since February 1997.


ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                 Bonus and
Name and                         Other Annual
 Principal  Position      Year   Salary           Compensation    Options


Frank Cohen               1996     72,000               0          70,000
Chairman of the Board     1995     72,000               0               0
Chief Executive Officer   1994     72,000               0          35,000

Peter Klenner             1996    144,000               0               0
Former President and      1995    144,000               0               0
Former Director           1994    144,000               0         250,000

Robert Genova             1996    110,000               0          70,000
Former Chairman           1995    120,000               0               0
of the Board              1994    120,000               0         175,000


   No options were exercised by any holder in 1994, 1995 or 1996.

   The Company has no pension or profit sharing plan or other contingent forms of remuneration with any officer, employee, director, or consultant.

Stock Option Plan

   In 1993, the Company adopted a Stock Option Plan (the
"Plan"). An aggregate of 350,000 shares of Common Stock are authorized for issuance under the Plan. The Plan provides that qualified and non-qualified options may be granted to officers, directors, employees, and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. The Plan may be administered by either the Board of Directors or a committee of three directors appointed by the Board ("Committee"). The Board or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

   Options granted under the Plan are exercisable for a period of up to ten years from the date of grant. Options terminate upon the optionee's termination of employment or consulting arrangement with the Company, except that under certain circumstances an optionee may exercise an option within the three-month period after such termination of employment. An optionee may not transfer any options except that an option may be exercised by the personal representative of a deceased optionee within the three-month period following the optionee's death. Incentive options granted to any employee who owns more than 10% of the Company's outstanding Common Stock immediately before the grant must have an exercise price of not less than 110% of the fair market value of all underlying stock on the date of the grant and the exercise term may not exceed five years. The aggregate fair market value of Common Stock (determined at the date of grant) for which any employee may exercise incentive options in any calendar year may not exceed $100,000. In addition, the Company will not grant a non-qualified option with an exercise price less than 85% of the fair market value of the underlying Common Stock on the date of the grant.

The following options were granted under the Plan during the fiscal year ended December 31,1996:

                                     Percent of
                                    Total Options
                                       Granted to
                      Number of      Employees under   Exercise Price   Expiration
Name               Options Granted      the Plan          per share*        Date
----------------------------------------------------------------------------------
Robert Genova         70,000             29.2%             $3.00         1998
Frank R. Cohen        70,000             29.2%             $3.00         1998
Richard Fry           50,000             20.8%             $3.00         1998
Donald K. Roberton    40,000             16.7%             $3.00         1998
Richard G. Maresca    10,000              4.1%             $3.00         1998
----------------------------------------------------------------------------------
         Total       240,000            100.0%


* On March 19,1997, the exercise price of the options granted under the Company's 1993 Stock Option Plan held by the three directors on that date was reduced to $1.25 in order to bring the exercise price more in line with the recent trading range of the Company's common stock.

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management

   The following table sets forth information with respect to the beneficial ownership of the Common Stock as of April 9, 1997 by
(i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; and (iii) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

                                Shares
                              Beneficially           Percent
Name and Address                Owned(1)             Owned(9)
--------------------------------------------------------------
Peter E. Klenner                 375,000(2)            11.5%
1118 Budapest
Kelenhegyi ut 39
Hungary

Robert Genova                    125,000(3)             9.3%
227 Route 206, Unit 11
Flanders, NJ 07836

Frank R. Cohen                   120,000(4)            3.76%
445 Park Avenue
New York, NY 10022

Donald K. Roberton                40,000(5)            1.28%
38 Campbell Drive
Stamford, CT 06903

Richard Maresca                   20,000(6)                *
1111 Wyoming Drive
Mountainside, NJ 07082

Imre M. Kovats                    25,000(7)                *
Budapest, Hungary

Csaba Toro                        50,000(8)             1.59%
Budapest, Hungary

All Officers and Directors as a   255,000               5.04%
 Group (3 Persons)

* less than 1%
(1) Unless otherwise indicated the above figures are based on 3,125,174 shares of Common Stock outstanding on March 31, 1997, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after April 9, 1997. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on April 9, 1997, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Resigned as President and Director of Company on October 30, 1996. Includes 285,000 currently exercisable options which Mr. Klenner has to purchase 250,000 shares at $1 per share pursuant to his employment agreement, which provision survived the termination of his employment agreement and 35,000 shares at $3.00 per share pursuant to the Company's 1993 Stock Option Plan. Does not include 200,000 options which Mr. Klenner has to purchase 200,000 shares at $2 per share which are not currently exercisable and have been granted to him in 1997 as compensation under a consulting agreement..
(3) Resigned as Chairman of the Board and as an officer of the Company on February 6, 1997. Includes 125,000 currently exercisable options which Mr. Genova has to purchase 125,000 shares at $1 per share pursuant to his employment agreement, which provision survived the termination of his employment agreement.
(4) Includes 110,000 currently exercisable options which Mr. Cohen has to purchase 35,000 shares at $1 per share pursuant to his employment agreement and 75,000 shares at $1.25 per share pursuant to the Company's 1993 Stock Option Plan.

(5) Includes 40,000 options granted to Mr. Roberton exercisable at $1.25 per share pursuant to the Company's 1993 Stock Option Plan.
(6) Includes 20,000 options granted to Mr. Maresca exercisable at $1.25 per share pursuant to the Company's 1993 Stock Option Plan.
(7) Includes 25,000 currently exercisable options which Mr. Kovats has to purchase 25,000 share at $2 per share pursuant to his employment agreement. In February 1997 Mr. Kovats was made President.
(8) Includes 50,000 currently exercisable options which Mr. Toro has to purchase 50,000 share at $2 per share pursuant to his employment agreement. In February 1997 Mr. Toro was made Chief Operating Officer.
(9) Does not include the possible issuance of 5,700 shares on exercise of Placement Agent Warrants, 62,000 shares issuable upon exercise of Underwriter Warrants or 550,000 shares issuable upon exercise of Private Placement Purchase Warrants.

Item 12.  Certain Relationships and Related Transactions

1. On November 28, 1994, the Company entered into a loan agreement with Hungarian Broadcasting Corp. ("HBC") which provided for the Company to lend HBC $800,000 at 6% interest per annum, repayable the earlier of December 31, 1995 or the completion of an IPO by HBC. The agreement provided for the following additional consideration to the Company: (1) issuance of 100,000 shares of HBC's common stock which shares shall be deemed fully paid and nonassessable; (2) an option exercisable until April 30, 1995 to purchase an additional 150,000 shares of HBC's common stock at $3 per share; and (3) three years right of first refusal to act as general contractor for all broadcast facilities to be built by companies controlled by HBC. The Company exercised its option and purchased the 150,000 shares at $3 per share. On January 2, 1996, HBC repaid $400,000 of the loan receivable together with accrued interest of $24,000.

2. On October 30, 1996, the Board of Directors approved the sale of one of the condominium buildings under construction to a company controlled by the Company's President and Chief Executive Officer. The building to be sold contains four units for which deposits for the full sales price have been received by the Company. The purchaser agreed to purchase the building, subject to receiving move in permits, for $1,281,512 and repay therefrom $346,473 previously loaned by the purchaser to the Company. The balance of $935,039 is payable to the Company as follows:
$250,000 upon receipt of move in permits and a note payable for $685,039 due on June 30, 1997, which note was extended to December 31, 1997. As of March 31, 1997, move in permits have not been obtained.

The Company's President also resigned as an officer, director and employee and agreed to a cancellation of his employment agreement (which provided for a $168,000 salary per annum until February 1999), upon payment of $372,000, which amount is to be deducted from the aforementioned $685,039 note payable to the Company, leaving a balance due on the note of $313,039. It was further agreed that the stock options which were granted to the President under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of 1992 will not terminate but will continue to be governed by the original terms of the options.

3 The Company paid legal fees to the Secretary/Treasurer and current Chairman of the Board of $112,000 and $15,000 for the years ended December 31, 1996 and 1995, respectively.

4 HBC loaned the Company $350,000 in February 1997 at 6% interest to be used for working capital. The loan was secured by sums owed by HBC to the Company.

5. In February 1997, the former President of the Company was retained as a consultant to the Company to oversee the Company's real estate interests and Internet business. He agreed to render consulting services for a two-year period for a fee of 200,000 five-year options exercisable at $2.00 per share. The compensation relating to these options is approximately $200,000 and will be charged to operations over a two-year period.

                       PART IV

Item 13.  Exhibits and Reports on Form 8-K

A.   Exhibits* (numbers below reference Regulation S-B)
     (3)  (a)  Certificate of Incorporation filed November
               9, 1992
          (b)  By-laws
     (4)  (a)  Form of Common Stock Certificate
          (b) Form of Underwriters' Warrants to be sold to Underwriters
          (c)  Placement Agreement between Registrant and
               J.W. Barclay & Co., Inc. and form of
               Placement Agent Warrants issued in
               connection with private placement
               financing.
          (d) Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S***
          (e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D***
     (10) (a)  Consulting agreement between Registrant and
               Klenner Securities Ltd.
          (b) Consulting agreement between Registrant and Robert Genova
          (c) Consulting agreement between Registrant and Lazlo Modransky
          (d)  1993 Incentive Stock Option Plan
          (e) Sharing Agreement for space and facilities between Registrant and Hungarian Telephone
               & Cable Corp.
          (f)  Articles of Association (in English) of
               Teleconstruct Building Corp.
          (g)  Articles of Association (in English) of
               Termolang Engineering and Construction Ltd.
          (h)  Letter of Intent between Teleconstruct
               Building Corp. and Pilistav
          (i)  Employment Agreement between Registrant and
               Robert Genova and Termination Agreement
               dated February 5, 1997***
          (j   Employment Agreement between Registrant and
               Peter E. Klenner and Termination Agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A***
          (k)  Employment Agreement between Registrant and
               Frank R. Cohen and Modification of
               Employment Agreement***
          (l)  Letter of Intent Agreement between
               Registrant and Raba Com RT
          (m)  Letter of Intent Agreement between
               Registrant and KeletNograd RT
          (n)  Letter of Intent Agreement between
               Registrant and 3 Pilistav villages for
               installation of cable in those areas
          (o)  Lease agreement between Registrant's
               subsidiary EUnet Kft. and Varosmajor
               Passage, Kft. for office space***
          (p)  Acquisition agreement between Registrant
               and KFKI Computer Systems Corp. dated
               December 13, 1996***
          (q) Acquisition agreement between Registrant and Enet Hungary***
          (r) Acquisition agreement between Registrant and MS Telecom Rt***
          (s)  Employment Agreement between Registrant and
               Imre Kovats***
          (t)  Employment Agreement between Registrant and
               Csaba Toro***
          (t)  Promissory Note from Registrant to HBCO***

*    All Exhibits are Incorporated by reference to
     Registrant's Registration Statement on Form SB-2 dated May
     12, 1993 (Registration No. 33-62672-NY, as amended)
**   Filed with Form 8-K as of February 17, 1994
***  Filed with this report

B. No reports on Form 8-K have been filed during the last quarter covered by this report on Form 10-K.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the
City of New York, State of New York, on the       day of
                  1997.


                         HUNGARIAN TELECONSTRUCT CORP



                         By   /s/ Frank R. Cohen
                              -------------------
                              Frank R. Cohen
                              Chairman of the Board