Form 10QSB
period 1997-03-31
HUNGARIAN TELECONSTRUCT CORP
filed 1997-05-20
CIK 905428

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                          Form 10-QSB



(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                     to
       Commission file number 1-1200


                 HUNGARIAN TELECONSTRUCT CORP.
(Exact name of small business issuer as specified in its charter)


           Delaware                                                13-3696015
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

        445 Park Avenue, 15th Floor, New York, NY 10022
            (Address of principal executive offices)

                         (212) 758-9870
                   Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past
90 days. Yes  X   No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                            3,125,174 Shares
              (Class)                           (Outstanding at March 31, 1997)


Transitional Small business Disclosures Format (Check one): Yes   No   X

                       HUNGARIAN TELECONSTRUCT CORP.


                                   INDEX



PART I.     Financial Information

Item 1.     Financial Statements

  Consolidated balance sheets as of March 31, 1997 (unaudited)
       and December 31, 1996 (audited)                                    2

  Consolidated statements of loss (unaudited) for the three
       months ended March 31, 1997 and 1996                               3

  Consolidated statements of stockholders' equity (unaudited)
       for the three months ended March 31, 1997 and 1996                 4

  Consolidated statements of cash flows (unaudited) for the
       three months ended March 31, 1997 and 1996                         5

  Notes to consolidated financial statements (unaudited)                  6

Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         16


PART II.    Other Information                                            18


Signature                                                                20

                    HUNGARIAN TELECONSTRUCT CORP.
                     CONSOLIDATED BALANCE SHEETS


                                             March 31, 1997   December 31, 1996
                                               (Unaudited)        (Audited)

ASSETS

  CURRENT ASSETS
    Cash                                        $   461,422      $   495,703
    Accounts receivable                             165,290             -
    VAT refund receivable                            43,483           74,412
    Receivables from related parties                480,168          480,784
    Prepaid and other current assets                 94,562          101,564
        Total current assets                      1,244,925        1,152,463

  Property and equipment, less accumulated
    depreciation of $59,158 and $38,750,
    respectively                                    277,665           65,586
  Office condominium unit held for sale             209,000          209,000
  Construction in progress, net of $1,000,000
    allowance for reduction to market value       3,615,951        3,527,090
  Advances on acquisitions                             -           1,585,000
  Investment in and advances to affiliate           222,689          218,344
  Goodwill                                        1,629,948             -
  Other                                              36,390             -
                                                $ 7,236,568      $ 6,757,483

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Note payable to affiliate                   $   350,000      $      -
    Payable to owner of acquired business            49,147          400,000
    Accounts payable and accrued expenses           700,084          259,996
    Compensation payable to officers                 46,000           96,000
    Deposits                                        594,320          594,320
        Total current liabilities                 1,739,551        1,350,316

  10% convertible debentures                        385,000          485,000
  Payable to former officer                         983,367          895,719
        Total liabilities                         3,107,918        2,731,035

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY
    Common stock, $.001 par value - shares
      authorized 10,000,000 (1997) and
      3,000,000 (1996); issued and
      outstanding 3,125,174 and 2,476,269,
      respectively                                    3,125            2,476
    Additional paid-in capital                   17,970,115       17,189,447
    Accumulated deficit                         (13,844,590)     (13,165,475)
        Total stockholders' equity                4,128,650        4,026,448
                                                $ 7,236,568      $ 6,757,483

           See accompanying notes to consolidated financial statements.

                       HUNGARIAN TELECONSTRUCT CORP.
                      CONSOLIDATED STATEMENTS OF LOSS
                                (Unaudited)



                                                   Three Months Ended
                                                        March 31,
                                                    1997        1996


REVENUES
  Internet                                       $  286,252  $     -
  Other                                                -         31,098

      Total                                         286,252      31,098

EXPENSES(INCOME)
  Compensation and related costs                    220,001     182,221
  Consulting and professional fees                   84,275      31,000
  Foreign currency loss                              74,424      85,030
  Depreciation and amortization of
    property and equipment                           20,408       6,368
  Amortization of goodwill                           86,000        -
  Interest and dividend income                      (19,000)    (20,986)
  Interest expense                                  183,197        -
  Financing costs                                    59,924        -
  Other                                             256,138     103,983

      Total                                         965,367     387,616

Loss before equity in net loss of
  unconsolidated affiliate                         (679,115)   (356,518)
Equity in net loss of unconsolidated
  affiliate                                            -        (82,000)

Net loss                                         $ (679,115) $ (438,518)

Net loss per share                               $     (.24) $     (.29)

Weighted average number of common
  shares outstanding                              2,815,255   1,518,290


         See accompanying notes to consolidated financial statements.

                         HUNGARIAN TELECONSTRUCT CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                     Additional
                                     Common Stock     Paid-in       Accumulated
                                    Shares   Amount    Capital        Deficit




THREE MONTHS ENDED MARCH 31, 1997:

 Balance, January 1, 1997          2,476,269  $2,476  $17,189,447  $(13,165,475)

 Compensation relating to the
   extension of the period of
   exercisability of former
   officers' options                    -        -        125,000          -

 Issuance of shares on conversion
   of debentures                     648,905     649      505,668          -

 Incremental interest from
   revaluation of convertible
   debentures                           -        -        150,000          -

 Net loss for the period                -        -          -          (679,115)

 Balance, March 31, 1997           3,125,174  $3,125  $17,970,115  $(13,844,590)






THREE MONTHS ENDED MARCH 31, 1996:

 Balance, January 1, 1996          1,518,290  $1,518  $14,645,998   $(9,370,461)

 Net loss for the period               -        -        -             (438,518)

 Balance, March 31, 1996           1,518,290  $1,518  $14,645,99    $(9,808,979)



             See accompanying notes to consolidated financial statements.

                       HUNGARIAN TELECONSTRUCT CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                         1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (679,115)  $(438,518)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Depreciation and amortization of
       property and equipment                             20,408       6,368
     Amortization of goodwill                             86,000        -
     Amortization of imputed interest income             (13,000)    (13,000)
     Options granted/extended as compensation            125,000        -
     Incremental interest on revaluation of
       convertible debentures                            150,000        -
     Interest on debentures paid in shares of
       capital stock                                      11,317        -
     Loss on disposal of property and equipment             -          1,829
     Foreign currency loss                                74,424      85,030
     Equity in net loss of unconsolidated affiliate         -         82,000
     Changes in operating assets and liabilities:
       Increase in accounts receivable                  (165,290)       -
       (Increase)decrease in VAT refund receivable        30,929     (43,926)
       Decrease in receivables from related parties          616     537,179
       (Increase)decrease in prepaid and other assets    (29,388)     49,219
       Increase(decrease) in accounts payable and
         accrued expenses                                440,088    (207,883)
       Decrease in compensation payable to officers      (50,000)       -
       Increase in payables to related parties              -        104,486
       Increase in deposits payable                         -        491,354
       Increase in payable to former officer              87,648        -

    Net cash provided by operating activities             89,637     654,138

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment
    and construction in progress                        (321,348)   (381,925)
  Decrease in advances on acquisitions                 1,585,000        -
  Acquisition of goodwill                             (1,715,948)       -
  Payment to owner of acquired business                 (350,853)       -
  (Increase)decrease in investment in and advances
    to affiliate                                           8,655      (1,964)

    Net cash used in investing activities               (794,494)   (383,889)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt             395,000        -
  Proceeds from note payable to affiliate                350,000        -
  Decrease in bank overdraft                                -        (16,502)

    Net cash provided by(used in)
      financing activities                               745,000     (16,502)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH          (74,424)    (85,030)

INCREASE(DECREASE) IN CASH                               (34,281)    168,717

  Cash at beginning of period                            495,703     376,986

  Cash at end of period                              $   461,422   $ 545,703


SUPPLEMENTAL NONCASH INVESTING AND FINANCNG ACTIVITIES:
  Issuance of common stock upon conversion of
    debentures and accrued interest                  $   506,317   $    -


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

   (d) Revenue Recognition

       Sales of constructed condominium apartments are recognized when collection of sales price is assured and occupancy permits have been issued.

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

   (g) Fair Value of Financial Instruments

       Due to the nature of the VAT refund receivable, receivables from related parties, payables to related parties and former officer and advances to affiliate, it is not practicable to approximate their fair market values. The carrying value of the convertible debentures approximates their fair market value.

                   HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)


   (h) Investment in Affiliate

       The Company's 9.7% equity interest in Hungarian Broadcasting Corp. ("HBC") through September 30, 1996 was accounted for using the equity method since the Company had the ability to exercise significant influence over HBC. Under this method, the Company recorded as a loss its share of the losses and dividends (if any) were credited against the investment account when declared. Beginning October 1, 1996, the Company discontinued its use of the equity method of accounting for its investment in HBC, since the Company no longer had the ability to exercise significant influence over HBC (See Note 8).

   (i) Property, Equipment and Depreciation

       Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 - 5 years.

       During 1996, the Company sold one of its office condominium units to Hungarian Telephone and Cable Corp. ("HTCC") at a net profit of approximately $9,000. Its other office condominium unit was being held for sale at December 31, 1996 and March 31, 1997 and has been classified as such in the accompanying balance sheets.

   (j) Stock-Based Compensation

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123, which was effective in 1996 for transactions entered into after 1994, established a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company adopted the disclosure option for employee stock-based compensation provisions of SFAS No. 123 in 1996. However, since the pro forma net income and earnings per share amounts assuming the fair value method was adopted January 1, 1995 did not differ materially from the comparable amounts reported on the consolidated statements of loss, no such pro forma amounts have been disclosed. The adoption of SFAS No. 123 did not impact the Company's results of operations, financial position or cash flows.

   (k) Net Loss Per Share

       The net loss per share is computed using the weighted average number of common shares outstanding during each period.

                   HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)


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

       Teleconstruct is currently building for sale two luxury 14-unit condominium buildings in Budapest.

       During 1994, the Company organized Central Europe Consult ("CEC"), an Austrian corporation, in which it has a 51% interest, with HTCC owning the remaining 49%. CEC is in the process of being liquidated.

       On January 2, 1997, the Company acquired three Hungarian Internet service companies ("Internet providers") for a purchase price of approximately $1,585,000, consisting of 144,000 shares of common stock of the Company and $1,225,000 in cash. Except for $400,000 which was paid in January 1997, the purchase price was paid in December 1996.

       These acquisitions which have been accounted for using the purchase method of accounting, resulted in goodwill of $1,715,948 with an estimated useful life of five years.

       The Company's consolidated statement of loss includes the results of the acquired companies' operations since January 2, 1997.

 3.    Interim Periods

       The accompanying consolidated financial statements for the three months ended March 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

 4.    Incorporation by Reference

       Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

 5.    Cash Concentration

       At March 31, 1997, cash of $332,815 denominated in U.S. dollars, was on deposit with a major money center bank in the United States.

                   HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)



 6. Receivables from and Note Payable to Related Parties

    At March 31, 1997, receivables from and payables to related parties include the following:
                                                     Note
                                      Receivables   Payable


        HBC (Note 8)                     $448,000   $350,000

        HTCC                               32,168       -

                                         $480,168   $350,000

   The receivable from HBC represents the second and final installment of principal and interest on an $800,000 loan made by the Company, due June 30, 1997.

   The amount due from HTCC primarily represents accrued interest on advances and a receivable on the sale of certain equipment.

   In February 1997, the Company borrowed $350,000 from HBC. The loan, which is evidenced by a promissory note with interest at 6% per annum, is payable on the earlier of (1) June 30, 1997, (2) the closing of any offering by the Company of its securities, or (3) sale of any assets by the Company. The loan is secured by the balance of the aforementioned loan owed by HBC to the Company and the proceeds of a debt owed by a company controlled by the Company's former President (see Note 12(a)).

7. Construction in Progress

   (a) Construction-in-progress of two luxury 14-unit condominium buildings to be held for sale includes the cost of land ($885,000) and construction costs incurred through March 31, 1997, net of a provision of $1,000,000 made in 1996 for a write-down to estimated net realizable value. The Company believes that the provision was required based on the current real estate market conditions in Budapest. The estimated additional cost to complete the construction is $70,000.

   (b) Deposits have been received for the full sales price for four condominium apartments and upon the issuance of move-in permits, the sale of the apartments will be recognized. The deposits were received from the Company's former President ($394,320) and HTCC ($200,000). The $394,320 represents approximately 80% of the expected cost of the apartments. The deposits were received for apartments sold in the building, prior to the sale (see Note 12).

                   HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)



 8.   Investment in and Advances to Affiliate

      Investment in and advances to HBC at March 31, 1997 includes the following:

            Investment                          $125,000

            Loans and advances, including
              accrued interest, less original
              issue discount of $13,000          545,689

                                                 670,689
            Less: Repayment to be received
                   June 30, 1997, included
                   in receivable from related
                   parties (Note 6)              448,000

                                                $222,689

      On November 28, 1994, the Company entered into a loan agreement with HBC, which provided for the Company to lend HBC $800,000 at 6% interest per annum, originally repayable on the earlier of December 31, 1995 or the completion of an Initial Public Offering ("IPO") by HBC. The IPO was consummated in December 1995 by selling 1,150,000 shares of common stock at a price of $5 per share, with the Company recognizing a gain of approximately $203,000 resulting from the increase in the Company's proportionate share in HBC's equity. The gain was accounted for as an equity transaction, increasing additional paid-in capital, because HBC was a development stage company.

      The loan agreement provided for the following additional consideration to the Company: (1) issuance of 100,000 shares of HBC's common stock, which shares shall be deemed fully paid and nonassessable; (2) an option which was exercised in April 1995, to purchase an additional 150,000 shares of HBC's common stock at $3 per share; and (3) three years right of first refusal to act as general contractor for all broadcast facilities to be built by companies controlled by HBC. On January 2, 1996, HBC repaid $424,000 of the amount owed to the Company with the balance being due June 30, 1997. Notes receivable of $448,000 at March 31, 1997 includes accrued interest and is shown net of $13,000 original issue discount.

      The Company's interest in HBC (250,000 shares of common stock) at March 31, 1997 has an original cost of $615,000 and includes the 100,000 shares received in connection with the loan made to HBC and valued at $165,000, representing the original issue discount on the $800,000 loan. The original issue discount is being amortized over the term of the loan with $13,000 amortized during the three months ended March 31, 1997 and included in interest income.

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

      At March 31, 1996, two officers of the Company owned approximately 16% of the outstanding common stock of HBC and sat on the Board of HBC, constituting a majority of the Board, but at December 31, 1996, only one of the Company's officers sat on the Board of HBC and that officer owned less than 1% of the outstanding common stock of HBC. The Company's 9.7% interest in HBC was carried at equity at March 31, 1996, since the Company had the ability to exercise significant influence over HBC. At March 31, 1997, none of the Company's officers were on the Board of HBC. The quoted market price per share of HBC's common stock on the NASDAQ Small Cap Market at March 31, 1997 was $5.75.

 9.   Private Placements

   (a) In November and December 1996, the Company sold $792,500 of 10% convertible debentures due September 30, 1998 to foreign investors outside the United States in private placements, receiving aggregate net proceeds of approximately $693,500 after deducting placement agent fees and offering expenses of approximately $99,000. During the quarter ended March 31, 1997, the Company sold an additional $395,000 of 10% convertible debentures due January 31, 1999 and March 31, 1999, receiving $335,076 after deducting financing costs of $59,924. Subsequent sales of $360,000 of 10% convertible debentures were made during April 1997.

        Commencing 45 days after issuance, the original principal amount of the debentures is convertible into the Company's shares of common stock at a conversion price of 50% of the market price, as defined, of the Company's common stock. The unconverted debentures are due on the maturity dates noted above except in the case of the occurrence of one or more "events of default" as described in the debenture, in which case the debentures may be immediately due and payable. At December 31, 1996, $307,500 of debentures were converted into 263,979 shares of common stock and during the quarter ended March 31, 1997, an additional $495,000 of debentures were converted into 648,905 shares of common stock. During April 1997, another $30,000 of debentures were converted into 55,845 shares of common stock.

        The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in interest charges of $150,000 to the consolidated statement of loss for the three months ended March 31, 1997. In addition, the financing costs of $59,924 incurred in connection with the sale of the debentures were charged to 1997 operations, since a substantial portion of the debentures are expected to be converted to common stock within a short period.

                   HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)



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

10.   Stock Option Plan and Warrants

      Stock Options

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

      Effective July 29, 1993, the Company granted to three directors 15,000 incentive stock options exercisable at $8 per share, the IPO price. In February 1994, three employees in Hungary were granted 20,000 incentive stock options exercisable at $10 per share, provided they remain in the employ of the Company until December 31, 1994. In May 1994, 460,000 options exercisable at $1 per share were granted to three officers in connection with their employment agreements (see Note 12(a)). In June 1994, the officers and directors of the Company were granted 65,000

                    HUNGARIAN TELECONSTRUCT CORP.
              Notes to Consolidated Financial Statements
                             (Unaudited)




      incentive stock options exercisable at $8 per share, market value on the date of grant. On March 7, 1996, the exercise price of the 75,000 options granted under the Plan was reduced from $8 to $3.375, which was the market price at that date. On March 19, 1997, the exercise price of the options granted under the Company's 1993 Stock Option Plan held by the three directors on that date was reduced to $1.25 in order to bring the exercise price more in line with the recent trading range of the Company's common stock.

      In February 1997, the former President of the Company was retained as a consultant to the Company to oversee the Company's real estate interests and Internet business. He agreed to render consulting services for a two-year period for a fee of 100,000 five-year options exercisable at $2.00 per share. The compensation relating to these options is being charged to operations over a two-year period.

      SFAS No. 123 requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Such pro forma information has not been presented because management has determined that the compensation costs associated with options granted in 1997 and 1996 are not material to net loss or net loss per common share.

      The following table is a summary of all stock options as of March 31, 1997:

                               Outstanding        Option Price
                                 Options            Per Share



      Outstanding at
       January 1, 1997                  775,000       $1.00 to $3.375

      Granted                            175,000        $2.00

      Change of exercise price          (135,000)       $3.00
       from $3.00 to $1.25               135,000        $1.25

      Cancelled                         (170,000)       $1.00 to $3.375



      Outstanding at
       March 31, 1997                    780,000        $1.00 to $3.375



     As of March 31, 1997, stock options for 680,000 shares were exercisable.

                    HUNGARIAN TELECONSTRUCT CORP.
            Notes to Consolidated Financial Statements
                             (Unaudited)



11.   Commitments and Contingencies

   (a)  Employment Agreements

      Effective May 1, 1994, the Company entered into three-year employment agreements with three officers and terminated the existing consulting and retainer agreement with them. The agreements were extended by two additional years on October 23, 1995 and another two years on December 23, 1996. The amended agreements provided for aggregate annual compensation of $336,000 for the Chairman of the Board, President and Secretary/Treasurer of the Company, and the granting of options to the three officers to purchase 460,000 shares of common stock of the Company at the exercise price of $1 per share with vesting over a five-year period (20% per year).

      Compensation expense, the difference between the quoted market price at the date of grant and the option price, of $5,980,000 in connection with the granting of the 460,000 stock options was being amortized over the five-year vesting period which began May 1, 1994. On October 23, 1995, the Board of Directors voted to replace the original vesting period with immediate vesting and, accordingly, the entire unearned compensation of $5,182,667 as of January 1, 1995 was charged to operations for the year ended December 31, 1995.

      On October 20, 1996, the Company entered into a termination agreement with its President which provides, among other things, for (1) his resignation as an officer, director and employee and (2) for the cancellation of his employment agreement upon payment of $372,000, which amount is to be deducted from the amount owed by a company controlled by him in connection with the purchase of one of the Company's condominium buildings. The President retained his rights as a stock optionee with respect to his 285,000 options granted under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of 1992. Unless he exercises his options within five years of the date the options were granted, the options will expire. Compensation expense of $972,000 was charged to 1996 operations as a result of cancelling the President's employment agreement and extending the termination date of his options (See Note 12(a)).

      On December 23, 1996, the Board of Directors extended the employment contracts of the Chairman of the Board and Treasurer to December 31, 2001 and increased their annual compensation to $144,000 and $120,000, respectively.

      In February 1997, the Company's Chairman of the Board resigned as an officer, director and employee, and agreed to a cancellation of his employment agreement upon payment of $50,000, which represented the approximate amount owed to him with respect to 1996 salary. In addition, 125,000 stock options which were granted to him under his employment agreement will not terminate as a result of the resignation, but will continue to be governed by the original terms of the options. Compensation of $100,000 has been charged to the 1997 operations relating to the extension of the period of exercisability of the options.

                    HUNGARIAN TELECONSTRUCT CORP.
              Notes to Consolidated Financial Statements
                             (Unaudited)




      During February 1997, the Company appointed a new President, who will be paid a consulting fee of $7,000 per month for a two year period.

12.   Related Party Transactions

   (a)  Transactions with Former President

      On October 30, 1996, the Board of Directors approved the sale of one of the condominium buildings under construction to a company controlled by the Company's President and Chief Executive Officer. The building to be sold contains the four units for which deposits for the full sales price have been received by the Company (see Note 7(b)). The purchaser agreed to purchase the building, subject to receiving move-in permits, for $1,281,512 and the Company must repay therefrom $346,473 previously loaned by the purchaser to the Company. The balance of $935,039 is payable to the Company as follows: $250,000 upon receipt of move-in permits and a note payable for $685,039 is due on June 30, 1997. The sale will be consummated upon the receipt of the move-in permits. As of March 31, 1997, move-in permits have not been obtained.

      The Company's President also agreed to resign as an officer, director and employee and agreed to a cancellation of his employment agreement (which provided for $168,000 salary per annum until February 1999) upon payment of $372,000, which amount is to be deducted from the aforementioned $685,039 note payable to the Company, leaving a balance due on the note of $313,039. It was further agreed that the stock options which were granted to the President under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of 1992 will not terminate, but will continue to be governed by the original terms of the options. The aforementioned $372,000 relating to the cancellation of the President's employment agreement and $600,000 relating to the extension of the period of exercisability of the President's options were charged to compensation and related costs during the fourth quarter of 1996.

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

In January 1997, the Company acquired three operating Internet service provider businesses and has been in the process of consolidating the three businesses under one roof and operating the three businesses as a single unit. Revenues from the Internet business for the three months ended March 31, 1997 amounted to $286,252.

In February 1997, the Company's Chairman of the Board resigned as an officer, director and employee, and agreed to a cancellation of his employment agreement upon payment of $50,000, which represented the approximate amount owed to him with respect to 1996 salary. In addition, 125,000 stock options which were granted to him under his employment agreement will not terminate as a result of the resignation, but will continue to be governed by the original terms of the options. Compensation of $100,000 has been charged to the 1997 operations relating to the period of exercisability of the options.

In February 1997, the former President of the Company was retained as a consultant to the Company to oversee the Company's real estate interests and Internet business. He agreed to render consulting services for a two-year period for a fee of 100,000 five-year options exercisable at $2.00 per share. The compensation relating to these options is being charged to operations over a two-year period.

For the three months ended March 31, 1997, the Company incurred a net loss of $679,115; the net loss for the three months ended March 31, 1996 amounted to $438,518. The acquisition of the Internet business resulted in goodwill of $1,715,948, which is being amortized over five years; amortization for the three months ended March 31, 1997 amounted to $86,000.

The equity in net loss of unconsolidated affiliate of $82,000 for the three months ended March 31, 1996 represented the Company's share of HBC's estimated loss. The Company's 9.7% interest in HBC was carried at equity because the Company had the ability to exercise significant influence over HBC. Effective October 1, 1996, the Company discontinued its use of the equity method of accounting for its investment in HBC, since the Company no longer had the ability to exercise significant influence over HBC.

Financing costs of $59,924 incurred in connection with the sale of convertible debentures were charged to 1997 operations since a substantial portion of the debentures are expected to be converted to common stock within a short period.

Interest expense of $183,197 in 1997 includes $150,000 of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common Stock's market price. The balance of the interest was primarily incurred on various borrowings.

Liquidity and Capital Resources

In November and December 1996, the Company sold $792,500 of 10% convertible debentures due September 30, 1998 to foreign investors outside the United States in private placements, receiving aggregate net proceeds of approximately $693,500 after deducting placement agent fees and offering expenses of approximately $99,000. During the quarter ended March 31, 1997, the Company sold an additional $395,000 of 10% convertible debentures due January 31, 1999 and March 31, 1999, receiving $335,076 after deducting financing costs of $59,924. Subsequent sales of $360,000 of 10% convertible debentures were made during April 1997.

At December 31, 1996, $307,500 of debentures were converted into 263,979 shares of common stock and during the quarter ended March 31, 1997, an additional $495,000 of debentures were converted into 648,905 shares of common stock. During April 1997, another $30,000 of debentures were converted into 55,845 shares of common stock.

The Company believes that its revenues from operations, together with the funds already raised and to be raised in 1997, will meet the Company's cash requirements to the end of 1998.

Inflation and Seasonality

The rate of inflation in Hungary was 23% in 1996 as compared with 28% for 1995 and 18% for 1994. Prices have been rising rapidly in recent years mainly because of reduction or removal of subsidies and price controls, not because of expansionist monetary policies. Since the Company uses the U.S. dollar as the functional currency for its Hungarian subsidiaries, the Hungarian inflation does not have a material effect on financial condition and results of operations.

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

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   A. Exhibits* (numbers below reference Regulations S-B)
     (3) (a)   Certificate of Incorporation filed November 9, 1992
           (b) By-laws
     (4) (a)   Form of Common Stock Certificate
           (b) Form of Underwriters' Warrants to be sold to Underwriters
           (c) Placement Agreement between Registrant and J.W. Barclay & Co.,
               Inc. and form of Placement Agent Warrants issued in connection with private placement financing
           (d) Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S***
           (e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D***

      (10) (a) Consulting agreement between Registrant and Klenner Securities
               Ltd.
           (b) Consulting agreement between Registrant and Robert Genova
           (c) Consulting agreement between Registrant and Laszlo Modransky
           (d) 1993 Incentive Stock Option Plan
           (e) Sharing agreement for space and facilities between Registrant and Hungarian Telephone and Cable Corp.
           (f) Articles of Association (in English) of Teleconstruct Building Corp.
           (g) Articles of Association (in English) of Termolang Engineering and Construction Ltd.
           (h) Letter of intent between Teleconstruct Building Corp. and
               Pilistav
           (i) Employment agreement between Registrant and Robert Genova** and termination agreement dated February 5, 1997***
           (j) Employment agreement between Registrant and Peter E. Klenner** and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A***

           (k) Employment agreement between Registrant and Frank R. Cohen** and modification of employment agreement***
           (l) Letter of Intent agreement between Registrant and Raba-Com RT.
           (m) Letter of Intent agreement between Registrant and Kelet-Nograd
               RT
           (n) Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas
           (o) Lease agreement between Registant's subsidiary EUnet KFT and Varosmajor Passage, KFT for office space***
           (p) Acquisition agreement between Registrant and KFKI Computer Systems Corp. dated December 13,1996***
           (q) Acquisition agreement between Registrant and Enet Hungary***
           (r) Acquisition agreement between Registrant and MS Telecom RT.***
           (s) Employment Agreement between Registrant and Imre Kovats***
           (t) Employment Agreement between Registrant and Csaba Toro***
           (u) Promissory Note from Registrant to HBC***



* All Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
**      Filed with Form 8-K as of February 17, 1994
***     Filed with Form 10-KSB for year ended December 31, 1996

  B. No reports on Form 8-K have been filed during the last quarter covered by this report on Form 10-QSB

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 19th day of May 1997




                                                 HUNGARIAN TELECONSTRUCT CORP.


                                                  by:  Frank R. Cohen
                                                  Chairman of the Board