Form 10QSB/A
period 1997-03-31
HUNGARIAN TELECONSTRUCT CORP
filed 1997-06-17
CIK 905428

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                          Form 10-QSB



(Mark One)
 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                     to
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

                    HUNGARIAN TELECONSTRUCT CORP.
                     CONSOLIDATED BALANCE SHEETS


                                             March 31, 1997   December 31, 1996
                                               (Unaudited)        (Audited)

ASSETS

  CURRENT ASSETS
    Cash                                        $   461,422      $   495,703
    Accounts receivable                             165,290             -
    VAT refund receivable                            43,483           74,412
    Receivables from related parties                480,168          480,784
    Prepaid and other current assets                 94,562          101,564

        Total current assets                      1,244,925        1,152,463

  Property and equipment, less accumulated
    depreciation of $59,158 and $38,750,
    respectively                                    277,665           65,586
  Office condominium unit held for sale             209,000          209,000
  Construction in progress, net of $1,000,000
    allowance for reduction to market value       3,615,951        3,527,090
  Advances on acquisitions                             -           1,585,000
  Investment in and advances to affiliate           222,689          218,344
  Goodwill                                        1,829,948             -
  Other                                              36,390             -

                                                $ 7,436,568      $ 6,757,483

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Note payable to affiliate                   $   350,000      $      -
    Payable to owner of acquired business           249,147          400,000
    Accounts payable and accrued expenses           700,084          259,996
    Compensation payable to officers                 46,000           96,000
    Deposits                                        594,320          594,320

        Total current liabilities                 1,939,551        1,350,316

  10% CONVERTIBLE DEBENTURES                        385,000          485,000

  PAYABLE TO FORMER OFFICER                         983,367          895,719

        Total Liabilities                         3,307,918        2,731,035

  COMMITMENTS AND CONTINGENCIES

  COMMON STOCK SUBJECT TO PUT OPTIONS:
    .001 PAR VALUE, SHARES ISSUED AND
    OUTSTANDING 144,000                             360,000             -

  STOCKHOLDERS' EQUITY
    Common stock, $.001 par value - shares
      authorized 10,000,000 (1997) and
      3,000,000 (1996); issued and
      outstanding 2,981,174 and 2,476,269,
      respectively                                    2,981            2,476
    Additional paid-in capital                   17,610,259       17,189,447
    Accumulated deficit                         (13,844,590)     (13,165,475)

        Total stockholders' equity                3,768,650        4,026,448

                                                $ 7,436,568      $ 6,757,483

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

                         HUNGARIAN TELECONSTRUCT CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                     Additional
                                     Common Stock     Paid-in       Accumulated
                                    Shares   Amount    Capital        Deficit




THREE MONTHS ENDED MARCH 31, 1997:

 Balance, January 1, 1997          2,476,269  $2,476  $17,189,447  $(13,165,475)

 Issuance of put options on
   common stock issued in
   connection with acquisition                  (144)    (359,856)

 Compensation relating to the
   extension of the period of
   exercisability of former
   officers' options                    -        -        125,000          -

 Issuance of shares on conversion
   of debentures                     648,905     649      505,668          -

 Incremental interest from
   revaluation of convertible
   debentures                           -        -        150,000          -

 Net loss for the period                -        -          -          (679,115)

 Balance, March 31, 1997           3,125,174  $2,981  $17,610,259  $(13,844,590)






THREE MONTHS ENDED MARCH 31, 1996:

 Balance, January 1, 1996          1,518,290  $1,518  $14,645,998   $(9,370,461)

 Net loss for the period               -        -        -             (438,518)

 Balance, March 31, 1996           1,518,290  $1,518  $14,645,99    $(9,808,979)



             See accompanying notes to consolidated financial statements.

                       HUNGARIAN TELECONSTRUCT CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                         1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (679,115)  $(438,518)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Depreciation and amortization of
       property and equipment                             20,408       6,368
     Amortization of goodwill                             86,000        -
     Amortization of imputed interest income             (13,000)    (13,000)
     Options granted/extended as compensation            125,000        -
     Incremental interest on revaluation of
       convertible debentures                            150,000        -
     Interest on debentures paid in shares of
       capital stock                                      11,317        -
     Loss on disposal of property and equipment             -          1,829
     Foreign currency loss                                74,424      85,030
     Equity in net loss of unconsolidated affiliate         -         82,000
     Changes in operating assets and liabilities:
       Increase in accounts receivable                  (165,290)       -
       (Increase)decrease in VAT refund receivable        30,929     (43,926)
       Decrease in receivables from related parties          616     537,179
       (Increase)decrease in prepaid and other assets    (29,388)     49,219
       Increase(decrease) in accounts payable and
         accrued expenses                                440,088    (207,883)
       Decrease in compensation payable to officers      (50,000)       -
       Increase in payables to related parties              -        104,486
       Increase in deposits payable                         -        491,354
       Increase in payable to former officer              87,648        -

    Net cash provided by operating activities             89,637     654,138

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment
    and construction in progress                        (321,348)   (381,925)
  Decrease in advances on acquisitions                 1,585,000        -
  Acquisition of goodwill                             (1,915,948)       -
  Payment to owner of acquired business                 (150,853)       -
  (Increase)decrease in investment in and advances
    to affiliate                                           8,655      (1,964)

    Net cash used in investing activities               (794,494)   (383,889)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt             395,000        -
  Proceeds from note payable to affiliate                350,000        -
  Decrease in bank overdraft                                -        (16,502)

    Net cash provided by(used in)
      financing activities                               745,000     (16,502)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH          (74,424)    (85,030)

INCREASE(DECREASE) IN CASH                               (34,281)    168,717

  Cash at beginning of period                            495,703     376,986

  Cash at end of period                              $   461,422   $ 545,703


SUPPLEMENTAL NONCASH INVESTING AND FINANCNG ACTIVITIES:
  Issuance of common stock upon conversion of
    debentures and accrued interest                  $   506,317   $    -


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

       On January 2, 1997, the Company acquired three Hungarian Internet service companies ("Internet providers") for a purchase price of approximately $1,785,000, consisting of 144,000 shares of common stock of the Company and $1,225,000 in cash. Except for $400,000 which was paid in January 1997 and $200,000 which is payable after June 15, 1997, the purchase price was paid in December 1996. The 144,000 shares and related amounts have been excluded from stockholders' equity in the March 31, 1997 financial statements since they are subject to put options during the period July 1 to October 31, 1997, obligating the Company to purchase each share for $2.50 if the former owners exercise their options.

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

  B. No reports on Form 8-K have been filed during the last quarter covered by this report on Form 10-QSB

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 16th day of June, 1997




                                                 HUNGARIAN TELECONSTRUCT CORP.


                                                  by:  Frank R. Cohen
                                                  Chairman of the Board