Form 10QSB
period 1997-06-30
HUNGARIAN TELECONSTRUCT CORP
filed 1997-08-19
CIK 905428

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-QSB



(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
        For the transition period from            to
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


Common Stock, $.001 par value                   3,321,753 Shares
          (Class)                        (Outstanding at June 30, 1997)



Transitional Small business Disclosures Format (Check one): Yes   No X

                       HUNGARIAN TELECONSTRUCT CORP.


                                   INDEX



PART I.     Financial Information

Item 1.     Financial Statements

  Consolidated balance sheets as of June 30, 1997 (unaudited)
       and December 31, 1996 (audited)                                 2

  Consolidated statements of loss (unaudited) for the three
       months ended June 30, 1997 and 1996 and the six months
       ended June 30, 1997 and 1996                                    3

  Consolidated statements of stockholders' equity (unaudited)
       for the six months ended June 30, 1997 and 1996                 4

  Consolidated statements of cash flows (unaudited) for the
       six months ended June 30, 1997 and 1996                         5

  Notes to consolidated financial statements (unaudited)               6

Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      17


PART II.    Other Information                                         19


Signature                                                             21

                      HUNGARIAN TELECONSTRUCT CORP.
                       CONSOLIDATED BALANCE SHEETS


                                           June 30, 1997    December 31, 1996
                                            (Unaudited)         (Audited)

ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                $   378,781      $   495,703
    Accounts receivable                          219,133             -
    VAT refund receivable                         55,016           74,412
    Receivables from related parties             480,168          480,784
    Prepaid and other current assets             132,275          101,564
        Total current assets                   1,265,373        1,152,463

  Property and equipment, less accumulated
    depreciation of $93,018 and $38,750,
    respectively                                 337,963           65,586
  Office condominium unit held for sale             -             209,000
  Construction in progress, net of $1,000,000
    allowance for reduction to market value    3,677,468        3,527,090
  Advances on acquisitions                          -           1,585,000
  Investment in and advances to affiliate        228,260          218,344
  Goodwill                                     1,721,137             -
  Other                                           34,319             -

                                             $ 7,264,520       $6,757,483

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Note payable to affiliate                $   350,000      $      -
    Payable to owners of acquired business       268,508          400,000
    Accounts payable and accrued expenses        655,724          259,996
    Compensation payable to officers              46,000           96,000
    Deposits payable                             594,320          594,320
        Total current liabilities              1,914,552        1,350,316

  10% CONVERTIBLE DEBENTURES                     680,000          485,000

  PAYABLE TO FORMER OFFICER                    1,020,778          895,719

      Total liabilities                        3,615,330        2,731,035

  COMMITMENTS AND CONTINGENCIES

  COMMON STOCK SUBJECT TO PUT OPTIONS;
    $.001 PAR VALUE, SHARES ISSUED AND
    OUTSTANDING 144,000                          360,000             -

  STOCKHOLDERS' EQUITY
    Common stock, $.001 par value - shares
      authorized 10,000,000 (1997) and
      3,000,000 (1996); issued and
      outstanding 3,177,753 and 2,476,269,
      respectively                                 3,178            2,476
    Additional paid-in capital                17,863,180       17,189,447
    Accumulated deficit                      (14,577,168)     (13,165,475)
        Total stockholders' equity             3,289,190        4,026,448

                                             $ 7,264,520      $  6,757,483



       See accompanying notes to consolidated financial statements.

                        HUNGARIAN TELECONSTRUCT CORP.
                      CONSOLIDATED STATEMENTS OF LOSS
                                (Unaudited)

                                  Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                   1997        1996        1997         1996


REVENUES
  Internet                      $  321,828   $     -    $  608,080   $     -
  Other                               -            -          -         31,098

      Total                        321,828         -       608,080      31,098

EXPENSES(INCOME)
  Compensation and related costs    97,804     117,181     317,805     299,402
  Consulting and professional fees  86,286      80,400     170,561     111,400
  Foreign currency loss              1,337      19,047      75,761     104,077
  Depreciation and amortization of
    property and equipment          33,860       6,315      54,268      12,683
  Amortization of goodwill         105,000        -        191,000        -
  Interest and dividend income     (21,211)    (20,674)    (40,211)    (41,660)
  Interest expense                 195,320        -        378,517        -
  Financing costs                   73,779        -        133,703        -
  Loss on sale of office
    condominium  unit               75,000        -         75,000        -
  Other                            407,231      46,198     663,369     150,181

      Total                      1,054,406     248,467   2,019,773     636,083

Loss before equity in net loss
 of unconsolidated affiliate      (732,578)   (248,467) (1,411,693)   (604,985)
Equity in net loss of
  unconsolidated affiliate            -       (100,000)      -        (182,000)

Net loss                        $ (732,578) $ (348,467)$(1,411,693) $ (786,985)

Net loss per share              $     (.23) $     (.23)$      (.47) $     (.52)

Weighted average number of
  common shares outstanding      3,197,570   1,518,290   3,007,469   1,518,290


         See accompanying notes to consolidated financial statements.

                         HUNGARIAN TELECONSTRUCT CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)





                                                      Additional
                                   Common Stock        Paid-in      Accumulated
                                  Shares   Amount      Capital        Deficit




SIX MONTHS ENDED JUNE 30, 1997:

 Balance, January 1, 1997        2,476,269  $2,476   $17,189,447  $(13,165,475)

 Issuance of put options on
   common stock issued in
   connection with acquisitions   (144,000)   (144)      (359,856)       -


 Compensation relating to the
   extension of the period of
   exercisability of former
   officers' options                 -       -           125,000       -

 Issuance of shares on conversion
   of debentures                   845,484     846       604,589       -


 Incremental interest from
   revaluation of convertible
   debentures                        -        -         304,000       -


 Net loss for the period             -        -            -        (1,411,693)

 Balance, June 30, 1997          3,177,753 $3,178   $17,863,180   $(14,577,168)






SIX MONTHS ENDED JUNE 30, 1996:

 Balance, January 1, 1996        1,518,290 $1,518   $14,645,998   $ (9,370,461)

 Net loss for the period            -         -           -           (786,985)

 Balance, June 30, 1996          1,518,290 $1,518   $14,645,998   $(10,157,446)



             See accompanying notes to consolidated financial statements.

                        HUNGARIAN TELECONSTRUCT CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                        1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $(1,411,693)      $(786,985)
  Adjustments to reconcile net loss to
    net cash provided by(used in) operating
    activities:
     Depreciation and amortization of property
       and equipment                                    54,268          12,683
     Amortization of goodwill                          191,000            -
     Amortization of imputed interest income           (26,000)        (26,000)
     Options granted/extended as compensation          125,000            -
     Incremental interest on revaluation of
       convertible debentures                          304,000            -
     Interest on debentures paid in shares of
       capital stock                                    20,435            -
     Loss on sale of office condominium unit            75,000            -
     Loss on disposal of property and equipment           -              1,829
     Foreign currency loss                              75,761         104,077
     Equity in net loss of unconsolidated affiliate       -            182,000
     Changes in operating assets and liabilities:
       Increase in accounts receivable                (219,133)           -
       Decrease in VAT refund receivable                19,396         143,758
       Decrease in receivables from related parties        616         533,962
       (Increase)decrease in prepaid and other assets  (65,030)         20,104
       Increase(decrease) in accounts payable and
         accrued expenses                              395,728        (420,259)
       Decrease in compensation payable to officers    (50,000)           -
       Increase in payables to related parties            -             13,319
       Increase in deposits payable                       -            594,320
       Increase in payable to former officer           125,059            -

    Net cash provided by(used in) operating activitie (385,593)        372,808

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment
    and construction in progress                      (477,023)       (751,736)
  Decrease in advances on acquisitions               1,585,000            -
  Acquisition of goodwill                           (1,912,137)           -
  Payment to owners of acquired business               (131,492)           -
  Proceeds from sale of building to HTCC                  -            315,000
  Proceeds from sale of office condominium unit        134,000            -
  (Increase)decrease in investment in and advances
    to affiliate                                        16,084          (5,214)

    Net cash used in investing activities             (785,568)       (441,950)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt           780,000            -
  Proceeds from note payable to affiliate              350,000            -
  Decrease in bank overdraft                              -            (16,502)

    Net cash provided by(used in) financing
      activities                                     1,130,000         (16,502)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH        (75,761)       (104,077)

DECREASE IN CASH AND CASH EQUIVALENTS                 (116,922)       (189,721)

  Cash and cash equivalents at beginning of period     495,703         376,986

  Cash and cash equivalents at end of period        $  378,781        $187,265


SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock upon conversion of
    debentures and accrued interest                 $  605,435        $    -

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

        During 1996, the Company sold one of its office condominium units to Hungarian Telephone and Cable Corp. ("HTCC") at a net profit of approximately $9,000. Its other office condominium unit was being held for sale at December 31, 1996 and was sold during the second quarter of 1997, resulting in a loss of $75,000.

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

                   HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)



 2.  Organization and Business

     The Company is a Delaware corporation which was organized on November 9, 1992. It was a development stage company through December 31, 1993.
     Its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi Rt. ("Teleconstruct"), was organized on March 19, 1993 with the intention to contract with community-sponsored telecom companies in Hungary to construct and maintain local telephone exchanges in their areas. The Company had two operating business segments: (1) building of condominium apartments and building renovation and (2) design and civil engineering, and laying of underground fiber optic telephone and cable lines. The latter segment was discontinued in 1994. Effective September 30, 1995, the Company's 90% interest in Termolang Kft., which was in the building renovation business, was sold for its original investment to the 10% interest holder for a gain of approximately $11,000. Teleconstruct is currently building for sale two luxury 14-unit condominium buildings in Budapest.

     During 1994, the Company organized Central Europe Consult ("CEC"), an Austrian corporation, in which it has a 51% interest, with HTCC owning the remaining 49%. CEC is in the process of being liquidated.

     On January 2, 1997, the Company acquired three Hungarian Internet service companies ("Internet providers") for a purchase price of approximately $1,785,000, consisting of 144,000 shares of common stock of the Company and $1,225,000 in cash. Except for $400,000 which was paid in January 1997 and $200,000 which is payable after June 15, 1997, the purchase price was paid in December 1996. The 144,000 shares and related amounts have been excluded from stockholders' equity in the June 30, 1997 financial statements since they are subject to put options during the period July 1 to October 31, 1997, obligating the Company to purchase each share for $2.50 if the former owners exercise their options.

     These acquisitions which have been accounted for using the purchase method of accounting, resulted in goodwill of $1,915,948 with an estimated useful life of five years.

     The Company's consolidated statement of loss includes the results of the acquired companies' operations since January 2, 1997.

 3.  Interim Periods

     The accompanying consolidated financial statements for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

                   HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)



 4. Incorporation by Reference

    Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

 5. Cash Concentration

    At June 30, 1997, cash includes $82,011 denominated in U.S. dollars on deposit with a major money center bank in the United States and $252,211 invested in a U.S. Treasury money market fund. In addition, $44,559 was on deposit in Hungarian banks.

 6. Receivables from and Note Payable to Related Parties

    At June 30, 1997, receivables from and payables to related parties include the following:
                                                      Note
                                    Receivables     Payable


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

 7. Construction in Progress

    (a) Construction-in-progress of two luxury 14-unit condominium buildings to be held for sale includes the cost of land ($885,000) and construction costs incurred through June 30, 1997, net of a provision of $1,000,000 made in 1996 for a write-down to estimated net realizable value. The Company believes that the provision was required based on the current real estate market conditions in Budapest. The estimated additional cost to complete the construction is $100,000.

                   HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)



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

 8. Investment in and Advances to Affiliate

    Investment in and advances to HBC at June 30, 1997 includes the following:

        Investment                         $125,000

        Loans and advances, including
          accrued interest                  551,260

                                            676,260
        Less: Repayment due June 30, 1997,
               included in receivable from
               related parties (Note 6)     448,000

                                           $228,260

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

     The loan agreement provided for the following additional consideration to the Company: (1) issuance of 100,000 shares of HBC's common stock, which shares shall be deemed fully paid and nonassessable;
     (2) an option which was exercised in April 1995, to purchase an additional 150,000 shares of HBC's common stock at $3 per share; and (3) three years right of first refusal to act as general contractor for all broadcast facilities to be built by companies controlled by HBC. On January 2, 1996, HBC repaid $424,000 of the amount owed to the Company with the balance being due June 30, 1997. Notes receivable of $448,000 at June 30, 1997 includes accrued interest.

                          HUNGARIAN TELECONSTRUCT CORP.
                   Notes to Consolidated Financial Statements
                                 (Unaudited)



     The Company's interest in HBC (250,000 shares of common stock) at June 30, 1997 has an original cost of $615,000 and includes the 100,000 shares received in connection with the loan made to HBC and valued at $165,000, representing the original issue discount on the $800,000 loan. The original issue discount was amortized over the original term of the loan with $26,000 amortized during the six months ended June 30, 1997 and included in interest income.

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

     At June 30, 1996, two officers of the Company owned approximately
     16% of the outstanding common stock of HBC and sat on the Board of HBC, constituting a majority of the Board, but at December 31, 1996, only one of the Company's officers sat on the Board of HBC and that officer owned less than 1% of the outstanding common stock of HBC. The Company's 9.7% interest in HBC was carried at equity at June 30, 1996, since the Company had the ability to exercise significant influence over HBC. At June 30, 1997, none of the Company's officers were on the Board of HBC. The quoted market price per share of HBC's common stock on the NASDAQ Small Cap Market at June 30, 1997 was $4.50.

 9.  Private Placements

     (a) In November and December 1996, the Company sold $792,500 of 10% convertible debentures due in September 1998 to foreign investors outside the United States in private placements, receiving aggregate net proceeds of approximately $693,500 after deducting placement agent fees and offering expenses of approximately $99,000. During the six months ended June 30, 1997, the Company sold an additional $780,000 of 10% convertible debentures due from January 1999 through April 1999, receiving $646,297 after deducting financing costs of $133,703. Subsequent sales of $70,000 of 10% convertible debentures were made during July 1997.

         Commencing 45 days after issuance, the original principal amount of the debentures is convertible into the Company's shares of common stock at a conversion price of 50% of the market price, as defined, of the Company's common stock. The unconverted debentures are due on the maturity dates noted above except in the case of the occurrence of one or more "events of default" as described in the debenture, in which case the debentures may be immediately due and payable. At December 31, 1996, $307,500 of debentures and accrued interest were converted into 263,979 shares of common stock and during the six months ended June 30, 1997, an additional $585,000 of debentures and accrued interest were converted into 845,484 shares of common stock. During July 1997, another $80,000 of debentures and accrued interest were converted into 165,160 shares of common stock.

                   HUNGARIAN TELECONSTRUCT CORP.
             Notes to Consolidated Financial Statements
                            (Unaudited)



        The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in interest charges of $304,000 to the consolidated statement of loss for the six months ended June 30, 1997. In addition, the financing costs of $133,703 incurred in connection with the sale of the debentures were charged to 1997 operations, since a substantial portion of the debentures is expected to be converted to common stock within a short period.

    (b) In October 1996, the Company sold a private placement consisting of 550,000 shares of common stock and 550,000 common stock purchase warrants exercisable at $2 per share at any time from October 1, 1997 until September 30, 2001 for net proceeds of $972,450 after deducting placement agent fees and offering expenses of $127,550. The warrants and the underlying shares of common stock have been registered under the Securities Act of 1933. The exercise price was reduced to $1.25 per share on June 26, 1997.

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

    The following table is a summary of all stock options as of June 30, 1997:

                               Outstanding        Option Price
                                 Options            Per Share

      Outstanding at
       January 1, 1997            775,000       $1.00 to $3.375

      Granted                     175,000       $2.00

      Granted                      40,000       $1.50

      Change of exercise price   (135,000)      $3.00
       from $3.00 to $1.25        135,000       $1.25

      Cancelled                  (170,000)      $1.00 to $3.375

      Outstanding at
       June 30, 1997              820,000       $1.00 to $3.375


    As of June 30, 1997, stock options for 680,000 shares were exercisable.

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

                      HUNGARIAN TELECONSTRUCT CORP.
              Notes to Consolidated Financial Statements
                             (Unaudited)




        During February 1997, the Company appointed a new President, who was to be paid a consulting fee of $7,000 per month for a two year period. Effective July 1, 1997, the Board of Directors increased the President's consulting fee to $10,000 per month and increased the salary of the Chairman of the Board to $150,000 per year.

    (b) Litigation

        The Company has commenced a lawsuit against a prior general contractor and several subcontractors for failing to complete some construction work and for performing certain work in a negligent manner. Both the costs of the litigation and any proceeds derived from the litigation are to be shared equally with the owner of the sold building referred to in Note 12(a).

12. Related Party Transactions

    (a) Transactions with Former President

        On October 30, 1996, the Board of Directors approved the sale of one of the condominium buildings under construction to a company controlled by the Company's President and Chief Executive Officer. The building to be sold contains the four units for which deposits for the full sales price have been received by the Company (see Note 7(b)). The purchaser agreed to purchase the building, subject to receiving move-in permits, for $1,281,512 and the Company must repay therefrom $346,473 previously loaned by the purchaser to the Company. The balance of $935,039 is payable to the Company as follows: $250,000 upon receipt of move-in permits and a note payable for $685,039 is due on June 30, 1997. The sale will be consummated upon the receipt of the move-in permits.
        As of June 30, 1997, move-in permits have not been obtained.

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

                    HUNGARIAN TELECONSTRUCT CORP.
              Notes to Consolidated Financial Statements
                             (Unaudited)




13. Subsequent Events

    Effective July 9, 1997, the Company changed its name to Euroweb International Corp. and increased the authorized number of shares of capital stock from 10,000,000 shares of common stock to 15,000,000 shares of common stock and 5,000,000 shares of preferred stock. In addition, one of the three Internet subsidiaries changed its name to Euroweb Kft. (a Limited Liability Company) and the accounts of the three subsidiaries were consolidated into this company. Euroweb Kft. then changed its name and corporate structure to Euroweb Rt. (a Stock Corporation) in order to make possible a public offering of its shares in Hungary. The Company has no present plans or intent to sell any of the Euroweb Rt. shares in Hungary and has no current negotiations for such sale with any investment bankers.

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

In January 1997, the Company acquired three operating Internet service provider businesses and has been in the process of consolidating the three businesses under one roof and operating the three businesses as a single unit. Revenues from the Internet business for the six months ended June 30, 1997 amounted to $608,080.

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

For the six months ended June 30, 1997, the Company incurred a net loss of $1,411,693; the net loss for the six months ended June 30, 1996 amounted to $786,985. The acquisition of the Internet business resulted in goodwill of $1,912,077, which is being amortized over five years; amortization for the six months ended June 30, 1997 amounted to $191,000.

The equity in net loss of unconsolidated affiliate of $182,000 for the six months ended June 30, 1996 represented the Company's share of HBC's estimated loss. The Company's 9.7% interest in HBC was carried at equity because the Company had the ability to exercise significant influence over HBC. Effective October 1, 1996, the Company discontinued its use of the equity method of accounting for its investment in HBC, since the Company no longer had the ability to exercise significant influence over HBC.

Financing costs of $133,703 incurred in connection with the sale of convertible debentures were charged to 1997 operations since a substantial portion of the debentures are expected to be converted to common stock within a short period.

Interest expense of $378,517 in 1997 includes $304,000 of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common Stock's market price.
The balance of the interest was primarily incurred on various borrowings.

Liquidity and Capital Resources

In November and December 1996, the Company sold $792,500 of 10% convertible debentures due in September 1998 to foreign investors outside the United States in private placements, receiving aggregate net proceeds of approximately $693,500 after deducting placement agent fees and offering expenses of approximately $99,000. During the six months ended June 30, 1997, the Company sold an additional $780,000 of 10% convertible debentures due from January 1999 through April 1999, receiving $646,297 after deducting financing costs of $133,703. Subsequent sales of $70,000 of 10% convertible debentures were made during July 1997.

At December 31, 1996, $307,500 of debentures and accrued interest were converted into 263,979 shares of common stock and during the six months ended June 30, 1997, an additional $585,000 of debentures and accrued interest were converted into 845,484 shares of common stock. During July 1997, another $80,000 of debentures and accrued interest were converted into 165,160 shares of common stock.

Effective July 9, 1997, the Company changed its name to Euroweb International Corp. and increased the authorized number of shares of capital stock from 10,000,000 shares of common stock to 15,000,000 shares of common stock and 5,000,000 shares of preferred stock. In addition, one of the three Internet subsidiaries changed its name to Euroweb Kft. (a Limited Liability Company) and the accounts of the three Internet subsidiaries were consolidated into this company. Euroweb Kft. then changed its name and corporate structure to Euroweb Rt. (a Stock Corporation) in order to make possible a public offering of its shares in Hungary. The Company has no present plans or intent to sell any of the Euroweb Rt. shares in Hungary and has no current negotiations for such sale with any investment bankers.

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

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   A. Exhibits* (numbers below reference Regulations S-B)
      (3) (a) Certificate of Incorporation filed November 9, 1992
          (b) Amendment to Certificate of Incorporation filed July 9, 1997****
          (c) By-laws
      (4) (a)  Form of Common Stock Certificate
          (b) Form of Underwriters' Warrants to be sold to Underwriters
          (c) Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing
          (d) Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S***
          (e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D***
      (10)(a) Consulting agreement between Registrant and Klenner Securities
              Ltd.
          (b) Consulting agreement between Registrant and Robert Genova
          (c) Consulting agreement between Registrant and Laszlo Modransky
          (d) 1993 Incentive Stock Option Plan
          (e) Sharing agreement for space and facilities between
              Registrant and Hungarian Telephone and Cable Corp.
          (f) Articles of Association (in English) of Teleconstruct
              Building Corp.
          (g) Articles of Association (in English) of Termolang
              Engineering and Construction Ltd.
          (h) Letter of intent between Teleconstruct Building Corp. and Pilistav
          (i) Employment agreement between Registrant and Robert   Genova**
              and termination agreement dated February 5, 1997***

          (j) Employment agreement between Registrant and Peter E.
              Klenner** and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A***
          (k) Employment agreement between Registrant and Frank R. Cohen** and modification of employment agreement***
          (l) Letter of Intent agreement between Registrant and Raba-Com Rt.
          (m) Letter of Intent agreement between Registrant and Kelet-Nograd Rt.
          (n) Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas
          (o) Lease agreement between Registant's subsidiary EUnet Kft.
              and Varosmajor Passage, Kft. for office space***
          (p) Acquisition agreement between Registrant and KFKI Computer
              Systems Corp. dated December 13,1996***
          (q) Acquisition agreement between Registrant and Enet Hungary***
          (r) Acquisition agreement between Registrant and MS Telecom Rt.***
          (s) Employment Agreement between Registrant and Imre Kovats***
          (t) Employment Agreement between Registrant and Csaba Toro***
          (u) Promissory Note from Registrant to HBC***



*    All Exhibits are incorporated by reference to Registrant's
     Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
**   Filed with Form 8-K as of February 17, 1994
***  Filed with Form 10-KSB for year ended December 31, 1996
**** Filed herewith.

  B. No reports on Form 8-K have been filed during the last quarter covered by this report on Form 10-QSB

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the
City of New York, State of New York, on the         day of August 1997




                                                  HUNGARIAN TELECONSTRUCT CORP.


                                               By
                                                     Frank R. Cohen
                                                     Chairman of the Board