Form 10QSB
period 1997-09-30
EUROWEB INTERNATIONAL CORP
filed 1997-11-14
CIK 905428

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                          Form 10-QSB



(Mark One)
 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                                 to

       Commission file number 1-1200


                  EUROWEB INTERNATIONAL CORP.
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


Common Stock, $.001 par value                           4,685,717 Shares
              (Class)                        (Outstanding at September 30, 1997)


Transitional Small business Disclosures Format (Check one): Yes     No   X

                        EUROWEB INTERNATIONAL CORP.


                                   INDEX



PART I.     Financial Information

Item 1.     Financial Statements

  Consolidated balance sheets as of September 30, 1997
       (unaudited) and December 31, 1996 (audited)                          2

  Consolidated statements of loss (unaudited) for the three
       months ended September 30, 1997 and 1996 and the nine months
       ended September 30, 1997 and 1996                                    3

  Consolidated statements of stockholders' equity (unaudited)
       for the nine months ended September 30, 1997 and 1996                4

  Consolidated statements of cash flows (unaudited) for the
       nine months ended September 30, 1997 and 1996                        5

  Notes to consolidated financial statements (unaudited)                    6

Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           17


PART II.    Other Information                                              20


Signature                                                                  22

                     EUROWEB INTERNATIONAL CORP.
                     CONSOLIDATED BALANCE SHEETS



                                         September 30, 1997   December 31, 1996
                                             (Unaudited)          (Audited)

ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                  $   294,282      $   495,703
    Accounts receivable                            217,779             -
    VAT refund receivable                            7,317           74,412
    Receivables from related parties               502,168          480,784
    Prepaid and other current assets                95,962          101,564

        Total current assets                     1,117,508        1,152,463

  Property and equipment, less accumulated
    depreciation of $124,968 and $38,750,
    respectively                                   331,608           65,586
  Office condominium unit held for sale               -             209,000
  Construction in progress, net of $1,000,000
    allowance for reduction to market value      3,743,202        3,527,090
  Advances on acquisitions                            -           1,585,000
  Investment in and advances to affiliate          193,806          218,344
  Goodwill                                       1,638,861             -
  Other                                             53,699             -

                                               $ 7,078,684      $ 6,757,483

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Note payable to affiliate                  $   350,000      $      -
    Payable to owners of acquired business         237,174          400,000
    Accounts payable and accrued expenses          747,852          259,996
    Compensation payable to officers                46,000           96,000
    Deposits payable                               594,320          594,320

        Total current liabilities                1,975,346        1,350,316

  10% CONVERTIBLE DEBENTURES                       220,000          485,000

  PAYABLE TO FORMER OFFICER                      1,031,891          895,719

      Total liabilities                          3,227,237        2,731,035

  COMMITMENTS AND CONTINGENCIES

  COMMON STOCK SUBJECT TO PUT OPTIONS;
    $.001 PAR VALUE, SHARES ISSUED AND
    OUTSTANDING 144,000                            360,000             -

  STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value - shares
      authorized 5,000,000 (1997) and -0- (1996);
      issued and outstanding - none
    Common stock, $.001 par value - shares
      authorized 15,000,000 (1997) and
      10,000,000 (1996); issued and
      outstanding 4,541,717 and 2,476,269,
      respectively                                   4,542            2,476
    Additional paid-in capial                   18,447,657       17,189,447
    Accumulated deficit                        (14,960,752)     (13,165,475)

        Total stockholders' equity               3,491,447        4,026,448

                                               $ 7,078,684      $ 6,757,483



     See accompanying notes to consolidated financial statements.

                         EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF LOSS
                                (Unaudited)




                                 Three Months Ended         Nine Months Ended
                                  September 30,                September 30,
                               1997          1996         1997           1996


REVENUES
  Internet                $  323,625     $      -      $   931,705  $      -
  Other                         -               -             -          31,098
      Total                  323,625            -          931,705       31,098

EXPENSES(INCOME)
  Network costs              152,305            -          381,736          -
  Compensation and
    related costs            172,811          51,516       558,928      350,918
  Consulting and
    professional fees         49,869          29,152       220,430      140,552
  Foreign currency
    (gain)loss                (1,380)          6,220        74,381      110,297
  Depreciation and
    amortization of
    property and equipment    31,950           9,017        86,218       21,700
  Amortization of goodwill    98,000            -          289,000         -
  Interest and dividend
    income                   (12,796)        (19,658)      (53,007)     (61,318)
  Interest expense            58,492            -          437,009         -
  Financing costs             17,144            -          150,847         -
  Loss on sale of office
    condominium unit            -               -           75,000         -
  Write-down of construction
    in progress to market
    value                       -            700,000          -         700,000
  Other                      140,814          64,812       506,440      214,993

      Total                  707,209         841,059     2,726,982    1,477,142

Loss before equity in net
  loss of unconsolidated
  affiliate                 (383,584)       (841,059)   (1,795,277)  (1,446,044)
Equity in net loss of
  unconsolidated affiliate      -           (180,000)         -        (362,000)

Net loss                  $ (383,584)    $(1,021,059)  $(1,795,277) $(1,808,044)

Net loss per share        $     (.10)    $      (.67)  $      (.54) $     (1.19)

Weighted average
  number of common
  shares outstanding       4,015,695       1,518,290     3,347,238    1,518,290


         See accompanying notes to consolidated financial statements.

                          EUROWEB INTERNATIONAL CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                     Additional
                                     Common Stock     Paid-in       Accumulated
                                    Shares   Amount   Capital        Deficit




NINE MONTHS ENDED SEPTEMBER 30, 1997:

 Balance, January 1, 1997        2,476,269   $2,476  $17,189,447   $(13,165,475)

 Issuance of put options on
   common stock issued in
   connection with acquisitions   (144,000)    (144)    (359,856)         -

 Compensation relating to the
   extension of the period of
   exercisability of former
   officers' options                  -         -        137,500          -
 Issuance of shares on
   conversion of debentures      2,209,448    2,210    1,153,566          -

 Incremental interest from
   revaluation of convertible
   debentures                         -        -         327,000          -

 Net loss for the period              -        -           -         (1,795,277)

 Balance, September 30, 1997     4,541,717   $4,542  $18,447,657   $(14,960,752)






NINE MONTHS ENDED SEPTEMBER 30, 1996:

 Balance, January 1, 1996        1,518,290   $1,518  $14,645,998   $ (9,370,461)

 Net loss for the period              -        -           -         (1,808,044)

 Balance, September 30, 1996     1,518,290   $1,518  $14,645,998   $(11,178,505)



             See accompanying notes to consolidated financial statements.

                         EUROWEB INTERNATIONAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                         1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(1,795,277)   $(1,808,044)
  Adjustments to reconcile net loss to net cash
     provided by(used in) operating activities:
     Depreciation and amortization of property
       and equipment                                      86,218         21,700
     Write-off of construction in progress to
       market value                                         -           700,000
     Amortization of goodwill                            289,000           -
     Amortization of imputed interest income             (26,000)       (39,000)
     Options granted/extended as compensation            137,500           -
     Incremental interest on revaluation of
       convertible debentures                            327,000           -
     Interest on debentures paid in shares of
       capital stock                                      40,775           -
     Loss on sale of office condominium unit              75,000           -
     Loss on disposal of property and equipment             -             1,829
     Foreign currency loss                                74,381        110,297
     Equity in net loss of unconsolidated affiliate         -           362,000
     Changes in operating assets and liabilities:
       Increase in accounts receivable                  (217,779)          -
       Decrease in VAT refund receivable                  67,095        152,166
       (Increase)decrease in receivables from
         related parties                                 (21,384)       533,962
       (Increase)decrease in prepaid and other assets    (48,096)        41,487
       Increase(decrease) in accounts payable and
         accrued expenses                                487,856       (351,654)
       Decrease in compensation payable to officers      (50,000)          -
       Increase in payables to related parties              -           323,974
       Increase in deposits payable                         -           594,320
       Increase in payable to former officer             136,172           -

    Net cash provided by(used in) operating activities  (437,539)       643,037

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment
    and construction in progress                        (568,352)    (1,026,417)
  Decrease in advances on acquisitions                 1,585,000           -
  Acquisition of goodwill                             (1,927,861)          -
  Payment to owners of acquired business                (162,826)          -
  Proceeds from sale of building to HTCC                    -           315,000
  Proceeds from sale of office condominium unit          134,000           -
  (Increase)decrease in investment in and advances
    to affiliate                                          50,538         (9,081)

    Net cash used in investing activities               (889,501)      (720,498)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt             850,000           -
  Proceeds from note payable to affiliate                350,000           -
  Decrease in bank overdraft                                -           (16,502)

    Net cash provided by(used in) financing activities 1,200,000        (16,502)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH          (74,381)      (110,297)

DECREASE IN CASH AND CASH EQUIVALENTS                   (201,421)      (204,260)

  Cash and cash equivalents at beginning of period       495,703        376,986

  Cash and cash equivalents at end of period          $  294,282    $   172,726


SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock upon conversion of
    debentures and accrued interest                   $1,155,775    $      -

       See accompanying notes to consolidated financial statements.

                     EUROWEB INTERNATIONAL CORP.
             Notes to Consolidated Financial Statements
                             (Unaudited)



 1.    Summary of Accounting Policies

   (a) Principles of Consolidation

       The consolidated financial statements include the accounts of Euroweb International Corp. (the "Company") and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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

   (d) Revenue Recognition

       Sales of constructed condominium apartments are recognized when collection of the sales price is assured and occupancy permits have been issued. Internet subscription income and usage fees are recognized as services are provided.

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

                      Euroweb International Corp.
             Notes to Consolidated Financial Statements
                             (Unaudited)



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

   (i) Property, Equipment and Depreciation

       Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 to 5 years.

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

                      Euroweb International Corp.
             Notes to Consolidated Financial Statements
                             (Unaudited)



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

       On January 2, 1997, the Company acquired three Hungarian Internet service companies ("Internet providers") for a purchase price of approximately $1,785,000, consisting of 144,000 shares of common stock of the Company and $1,225,000 in cash. Except for $400,000 which was paid in January 1997 and $200,000 which was payable after June 15, 1997 but remained unpaid at September 30, 1997, the purchase price was paid in December 1996. The Company paid $110,000 of the balance in November 1997. The 144,000 shares and related amounts have been excluded from stockholders' equity in the September 30, 1997 financial statements since they are subject to put options during the period July 1 to October 31, 1997, obligating the Company to purchase each share for $2.50 if the former owners exercise their options.

       These acquisitions which have been accounted for using the purchase method of accounting, resulted in goodwill of $1,927,861 with an estimated useful life of five years.

       The Company's consolidated statement of loss includes the results of the acquired companies' operations since January 2, 1997.

       Effective July 9, 1997, the Company changed its name from Hungarian Teleconstruct Corp. to Euroweb International Corp. and increased the authorized number of shares of capital stock from 10,000,000 shares of common stock to 15,000,000 shares of common stock and 5,000,000 shares of preferred stock. In addition, one of the three Internet subsidiaries changed its name to Euroweb Kft. (a Limited Liability Company) and the accounts of the three subsidiaries were consolidated into this company. Euroweb Kft. then changed its name and corporate structure to Euroweb Rt. (a Stock Corporation) in order to make possible a public offering of its shares in Hungary. The Company has no present plans or intent to sell any of the Euroweb Rt. shares in Hungary and has no current negotiations for such sale with any investment bankers.

                      Euroweb International Corp.
             Notes to Consolidated Financial Statements
                             (Unaudited)



 3. Interim Periods

    The accompanying consolidated financial statements for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

 4. Incorporation by Reference

    Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

 5. Cash Concentration

    At September 30, 1997, cash includes $152,457 denominated in U.S. dollars on deposit with a major money center bank in the United States and $5,107 invested in a U.S. Treasury money market fund. In addition, $136,718 was on deposit in Hungarian banks.

 6. Receivables from and Note Payable to Related Parties

    At September 30, 1997, receivables from and payables to related parties include the following:
                                                      Note
                                      Receivables   Payable

        HBC (Note 8)                     $470,000   $350,000

        HTCC                               32,168       -

                                         $502,168   $350,000

    The receivable from HBC represents the second and final installment of principal and interest on an $800,000 loan made by the Company, which was originally due on June 30, 1997.

    The amount due from HTCC primarily represents accrued interest on advances and a receivable on the sale of certain equipment.

    In February 1997, the Company borrowed $350,000 from HBC. The loan, which is evidenced by a promissory note with interest at 6% per annum, was payable on the earlier of (1) June 30, 1997, (2) the closing of any offering by the Company of its securities, or (3) sale of any assets by the Company. The loan is secured by the balance of the aforementioned loan owed by HBC to the Company and the proceeds of a debt owed by a company controlled by the Company's former President (see Note 12(a)). Although both the loan receivable and the note payable were originally due on June 30, 1997, neither one has been paid by September 30, 1997 and the Company has continued to accrue interest receivable on the loan and interest payable on the note.

                     Euroweb International Corp.
             Notes to Consolidated Financial Statements
                             (Unaudited)


 7. Construction in Progress

    (a) Construction-in-progress of two luxury 14-unit condominium buildings to be held for sale includes the cost of land ($885,000) and construction costs incurred through September 30, 1997, net of a provision of $1,000,000 made in 1996 for a write-down to estimated net realizable value. The Company believes that the provision was require based on the current real estate market conditions in Budapest. The estimated additional cost to complete the construction is $40,000.

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

 8. Investment in and Advances to Affiliate

    Investment in and advances to HBC at September 30, 1997 includes the following:

        Investment                          $125,000

        Loans and advances, including
          accrued interest                   538,806
                                             663,806
        Less: Repayment originally due
          June 30, 1997, included
          in receivable from related
          parties (Note 6)                   470,000

                                            $193,806

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

    The loan agreement provided for the following additional consideration to the Company: (1) issuance of 100,000 shares of HBC's common stock, which shares shall be deemed fully paid and nonassessable; (2) an option which was exercised in April 1995, to purchase an additional 150,000 shares of HBC's common stock at $3 per share; and (3) three years right of first refusal to act as general contractor for all broadcast facilities to be built by companies controlled by HBC. On January 2, 1996, HBC repaid $424,000 of the amount owed to the Company with the balance being due June 30, 1997. Notes receivable of $470,000 at September 30, 1997 includes accrued interest.

                    Euroweb International Corp.
             Notes to Consolidated Financial Statements
                             (Unaudited)



      The Company's interest in HBC (250,000 shares of common stock) at September 30, 1997 has an original cost of $615,000 and includes the 100,000 shares received in connection with the loan made to HBC and valued at $165,000, representing the original issue discount on the $800,000 loan. The original issue discount was amortized over the original term of the loan with $26,000 amortized during the nine months ended September 30, 1997 and included in interest income.

      The 250,000 shares are restricted securities under Rule 144 promulgated under the Securities Act of 1933, as amended. In addition, the Company has entered into an agreement with HBC's underwriters not to sell or otherwise dispose of the HBC shares before February 7, 1999 without the written consent of the underwriters. The Company has the right to include the HBC shares in any registration statement filed by HBC to the extent that the managing underwriter of the public offering advises HBC that such inclusion would not interfere with the orderly sale of the securities to be offered to the public.

      At September 30, 1996, two officers of the Company owned approximately 16% of the outstanding common stock of HBC and sat on the Board of HBC, constituting a majority of the Board, but at December 31, 1996, only one of the Company's officers sat on the Board of HBC and that officer owned less than 1% of the outstanding common stock of HBC. The Company's 9.7% interest in HBC was carried at equity at September 30, 1996, since the Company had the ability to exercise significant influence over HBC. At September 30, 1997, none of the Company's officers were on the Board of HBC. The quoted market price per share of HBC's common stock on the NASDAQ Small Cap Market at September 30, 1997 was $4.50.

      On October 29, 1997, the Company, with the consent of HBC's underwriters, sold its entire investment (250,000 shares of restricted stock) for $625,000.

 9.   Private Placements

   (a) In November and December 1996, the Company sold $792,500 of 10% convertible debentures due in September 1998 to foreign investors outside the United States in private placements, receiving aggregate net proceeds of approximately $693,500 after deducting placement agent fees and offering expenses of approximately $99,000. During the nine months ended September 30, 1997, the Company sold an additional $850,000 of 10% convertible debentures due from January 1999 through September 1999, receiving $699,153 after deducting financing costs of $150,847.
        No subsequent sales of 10% convertible debentures were made during October 1997.

        Commencing 45 days after issuance, the original principal amount of the debentures is convertible into the Company's shares of common stock at a conversion price of 50% of the market price, as defined, of the Company's common stock. The unconverted debentures are due on the maturity dates noted above except in the case of the occurrence of one or more "events of default" as described in the debenture, in which case the debentures may be immediately due and payable. At December 31, 1996, $307,500 of debentures

                     Euroweb International Corp.
             Notes to Consolidated Financial Statements
                             (Unaudited)



        and accrued interest were converted into 263,979 shares of common stock and during the nine months ended September 30, 1997, an additional $1,115,000 of debentures and accrued interest were converted into 2,209,448 shares of common stock. During October 1997, another $70,000 of debentures and accrued interest were converted into 204,219 shares of common stock.

        The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in interest charges of $327,000 to the consolidated statement of loss for the nine months ended September 30, 1997. In addition, the financing costs of $150,847 incurred in connection with the sale of the debentures were charged to 1997 operations, since a substantial portion of the debentures is expected to be converted to common stock within a short period.

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

                        Euroweb International Corp.
              Notes to Consolidated Financial Statements
                             (Unaudited)



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

    SFAS No. 123 requires the Company to provide, beginning with 1995 grants, proforma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Such proforma information has not been presented because management has determined that the compensation costs associated with options granted in 1997 and 1996 are not material to net loss or net loss per common share.

    The following table is a summary of all stock options as of September 30, 1997:

                               Outstanding        Option Price
                                 Options            Per Share

      Outstanding at
        January 1, 1997           775,000         $1.00 to $3.375
      Granted                     175,000         $2.00
      Granted                      40,000         $1.50
      Change of exercise price   (135,000)        $3.00
        from $3.00 to $1.25       135,000         $1.25
      Canceled                   (170,000)        $1.00 to $3.375

      Outstanding at
        September 30, 1997        820,000         $1.00 to $3.375


    As of September 30, 1997, stock options for 680,000 shares were exercisable.

                      Euroweb International Corp.
              Notes to Consolidated Financial Statements
                             (Unaudited)



    On August 26, 1997, the Board of Directors approved an increase in the number of shares of common stock to be available under the Company's 1993 Incentive Stock Option Plan from 350,000 to 700,000. The Board also approved the establishment of a 1998 Directors Stock Option Plan with the right to grant 300,000 shares to the Company's Directors. Both of these actions are subject to approval of the Company's shareholders at the next annual shareholder meeting to be held in 1998.

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

                     Euroweb International Corp.
              Notes to Consolidated Financial Statements
                             (Unaudited)



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

         On August 26, 1997, the Board of Directors extended the term of the employment agreement with its Chairman of the Board to December 31, 2005 and included a provision in the contract to provide the Chairman with a split dollar life insurance policy with a face amount of $2,000,000. The policy is to be structured so that the premiums and other costs paid by the Company in connection with the policy would be recovered by the Company out of the proceeds of the policy.

         Effective October 1, 1997, the President's employment contract was terminated. The termination agreement provides for payment to him by the Company and its subsidiary of $3,000 per month. In addition, the Company agreed to grant him five-year options for 45,000 shares of the Company's common stock with an exercise price of $1 per share and he agreed to give up his existing options for 25,000 shares, which were exercisable at $2 per share.

    (b)  Communication Services

         The Company has entered into an agreement with MCI Global Resources, Inc. ("MCI") for certain communication services to be provided by MCI during a three year period which is expected to begin approximately November 1, 1997 at a minimum charge of $17,888 per month.

    (c)  Litigation

         The Company has commenced a lawsuit against a prior general contractor and several subcontractors for failing to complete some construction work and for performing certain work in a negligent manner. Both the costs of the litigation and any proceeds derived from the litigation are to be shared equally with the owner of the sold building referred to in Note 12(a).

12. Related Party Transactions

    (a)  Transactions with Former President

         On October 30, 1996, the Board of Directors approved the sale of one of the condominium buildings under construction to a company controlled by the Company's President and Chief Executive Officer. The building to be sold contains the four units for which deposits for the full sales price have been received by the Company (see Note 7(b)). The purchaser

                      Euroweb International Corp.
              Notes to Consolidated Financial Statements
                             (Unaudited)



         agreed to purchase the building, subject to receiving move-in permits, for $1,281,512 and the Company must repay therefrom $346,473 previously loaned by the purchaser to the Company. The balance of $935,039 is payable to the Company as follows: $250,000 upon receipt of move-in permits and a note payable for $685,039 which was due on June 30, 1997. The sale will be consummated upon the receipt of the move-in permits. As of September 30, 1997, move-in permits have not been obtained.

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

In January 1997, the Company acquired three operating Internet service provider businesses and has consolidated the three businesses under one roof. Revenues from the Internet business for the nine months ended September 30, 1997 amounted to $931,705.

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

On August 26, 1997, the Board of Directors extended the term of the employment agreement with its Chairman of the Board to December 31, 2005 and included a provision in the contract to provide the Chairman with a split dollar life insurance policy with a face amount of $2,000,000. The policy is to be structured so that the premiums and other costs paid by the Company in connection with the policy would be recovered by the Company out of the proceeds of the policy.

For the nine months ended September 30, 1997, the Company incurred a net loss of $1,795,277; the net loss for the nine months ended September 30, 1996 amounted to $1,808,044. The acquisition of the Internet business resulted in goodwill of $1,927,861, which is being amortized over five years; amortization for the nine months ended September 30, 1997 amounted to $289,000.

The equity in net loss of unconsolidated affiliate of $362,000 for the nine months ended September 30, 1996 represented the Company's share of HBC's estimated loss. The Company's 9.7% interest in HBC was carried at equity because the Company had the ability to exercise significant influence over HBC. Effective October 1, 1996, the Company discontinued its use of the equity method of accounting for its investment in HBC, since the Company no longer had the ability to exercise significant influence over HBC. On October 29, 1997, the Company, with the consent of HBC's underwriters, sold its entire investment (250,000 shares of restricted stock) for $625,000.

Financing costs of $150,847 incurred in connection with the sale of convertible debentures were charged to 1997 operations since a substantial portion of the debentures are expected to be converted to common stock within a short period.

Interest expense of $437,009 in 1997 includes $327,000 of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common Stock's market price. The balance of the interest was primarily incurred on various borrowings.

The Company has entered into an agreement with MCI Global Resources, Inc. ("MCI") for certain communication services to be provided by MCI during a three year period which is expected to begin approximately November 1, 1997 at a minimum charge of $17,888 per month.

Liquidity and Capital Resources

In November and December 1996, the Company sold $792,500 of 10% convertible debentures due in September 1998 to foreign investors outside the United States in private placements, receiving aggregate net proceeds of approximately $693,500 after deducting placement agent fees and offering expenses of approximately $99,000. During the nine months ended September 30, 1997, the Company sold an additional $850,000 of 10% convertible debentures due from January 1999 through September 1999, receiving $699,153 after deducting financing costs of $150,847. No subsequent sales of 10% convertible debentures were made during October 1997.

At December 31, 1996, $307,500 of debentures and accrued interest were converted into 263,979 shares of common stock and during the nine months ended September 30, 1997, an additional $1,115,000 of debentures and accrued interest were converted into 2,209,448 shares of common stock. During October 1997, another $70,000 of debentures and accrued interest were converted into 204,219 shares of common stock.

On August 26, 1997 the Board of Directors approved an increase in the number of shares of common stock to be available under the Company's 1993 Incentive Stock Option Plan from 350,000 to 700,000. The Board also approved the establishment of a 1998 Directors Stock Option Plan with the right to grant 300,000 shares to the Company's Directors. Both of these actions are subject to approval of the Company's shareholders at the next annual shareholder meeting to be held in 1998.

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

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   A. Exhibits* (numbers below reference Regulations S-B)
     (3) (a)  Certificate of Incorporation filed November 9, 1992
         (b)  Amendment to Certificate of Incorporation filed July 9, 1997
         (c)  By-laws
     (4) (a)  Form of Common Stock Certificate
         (b)  Form of Underwriters' Warrants to be sold to Underwriters
         (c) Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing
         (d) Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S***
         (e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D***

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

         (j) Employment agreement between Registrant and Peter E. Klenner** and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A***
         (k) Employment agreement between Registrant and Frank R. Cohen** and modification of employment agreement****
         (l)  Letter of Intent agreement between Registrant and Raba-Com Rt.
         (m)  Letter of Intent agreement between Registrant and Kelet-Nograd
              Rt.
         (n) Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas
         (o) Lease agreement between Registant's subsidiary EUnet Kft. and Varosmajor Passage, Kft. for office space***
         (p) Acquisition agreement between Registrant and KFKI Computer Systems Corp. dated December 13,1996***
         (q)  Acquisition agreement between Registrant and Enet Hungary***
         (r)  Acquisition agreement between Registrant and MS Telecom Rt.***
         (s)  Employment Agreement between Registrant and Imre Kovats***
         (t)  Employment Agreement between Registrant and Csaba Toro***
         (u)  Promissory Note from Registrant to HBC***
         (v) Communication Services Agreement between Registrant and MCI Global Resources, Inc.****
         (w) 1998 Directors Stock Option Plan (subject to approval of the Company's shareholders at the next annual shareholder meeting to be held in 1998)****



* All Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
**   Filed with Form 8-K as of February 17, 1994
***  Filed with Form 10-KSB for year ended December 31, 1996
**** Filed herewith.

  B. No reports on Form 8-K have been filed during the last quarter covered by this report on Form 10-QSB

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 14th day of November 1997


                                        EUROWEB INTERNATIONAL CORP.


                                      By
                                          Frank R. Cohen
                                          Chairman of the Board