Form 10KSB
period 1997-12-31
EUROWEB INTERNATIONAL CORP
filed 1998-04-15
CIK 905428

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________


                          COMMISSION FILE NUMBER 1-1200

                           EUROWEB INTERNATIONAL CORP.
             (Exact Name of Registrant as specified in its charter)

          DELAWARE                                               13-3696015
    ------------------------------                          ------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

                    445 PARK AVENUE, 15TH FLOOR, NEW YORK NY 10022
                    ----------------------------------------------
                      (Address of principal executive offices)

The Registrant's telephone number, including area code: (212) 758-9870

Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------              -----------------------------------------
Common Stock, par value                      NASDAQ SMALL CAP
$.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant had revenues of $1,270,135 for the year ended December 31, 1997. As of April 9, 1998, 5,178,249 shares of Common Stock were outstanding of which 5,078,249 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of April 9, 1998, was $5,644,291 (based upon the closing bid price on such date on NASDAQ of 1 3/32.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


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

      The Company built in Budapest two luxury 14-unit condominium buildings. During 1996 and 1997, the Company sold 13 of the 14 apartments in one of the buildings ("Building A") prior to their completion to its former president, subject to receipt of move-in permits, who agreed also to finance the completion of the other building. The Company completed the second building in April 1998 by receiving move-in permits. It then net leased Building B to an unaffiliated person for a five year term at a net rental of $22,000 per month with an option to purchase the building so long as the lease is in effect for $2,000,000, plus applicable VAT taxes. It further transferred Building A to its former president and received the balance of the purchase price in April 1998. (See "Certain Transactions").

      On January 2, 1997, the Company entered the Internet Service Provider business in Hungary by acauiring three Hungarian Internet service companies ("Internet providers") from unrelated parties, namely, EUNET, E-Net and MS Telecom for a purchase price of approximately $1,913,000, consisting of 204,000 shares of common stock of the Company, $1,225,000 in cash, $356,000 of notes payable, and assumption of approximately $128,000 of liabilities.

      EUNET was the leading provider of leased line Internet services in Hungary. E-Net was recognized as the premier developer of Web sites in Hungary, providing content, design and database functions, as well as Web site hosting services. MS Telecom was a provider of dial-up Internet access services in Hungary.

      The combined companies were merged into a new Hungarian company known as Euroweb.

      The Internet industry consists of three primary functions: 1) providing access to the Internet; 2) developing content, including graphics and database functions, for Web sites on the Internet; and 3) maintaining ("hosting") the computers, known as "servers," which store, and allow for access to, Web sites.

      Euroweb provides services in all three areas.

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

      In 1998, the Company started a division to develop Internet software to provide Electronic commercial based solutions to perform many business processes. This division was retained by Fornex, an agent of the Budapest Stock Exchange ("BSE"), to develop software to record all transactions on the BSE in real time, which information can be obtained by subscribers of the Fornex service through the Internet. The division is negotiating with POSTA Bank, Hungary's second largest bank, to help develop software for home banking use by customers of the bank to enable the customers to transfer funds on deposits at the bank electronically to third parties. The Company is also working on developing software for credit card processing and transaction validation and is considering acquiring software companies engaged in phases of Electronic Banking and Electronic Transaction Processing, but it has not yet identified any particular acquisition as of this date.

      The Company also added fax services for its customers in 1998. These services enable customers to send faxes anywhere in the world at a cost up to 30% lower than what the customers would pay using ordinary telephone lines. Customers are able to access this new service using a regular fax machine or through their computers. Recipients will be able to receive the transmission on a computer or on a fax machine. The Company is also the node for faxes sent to Hungary from locations around the world by members of a worldwide alliance of Internet service providers knows as GRIC (Global Research Internet Connection).

      Euroweb further expanded its services in 1998 by leasing satellite space on a MCI Vsat and reselling portions of this space to small users. The Company is currently negotiating to lease additional space to satisfy its current demand from small users and intends to continue to lease additional space so long as it has users willing to release the space.

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

      Euroweb's strategy is to target the corporate leased line market, emphasizing quality of service. Management believes that leased line subscribers, who are almost exclusively corporations, are willing to pay more for quality service yet require relatively less customer service expense than dial-up subscribers. Corporations which initially purchase access often want Web sites developed for their business as well as a reliable, experienced company to "host" the site. Euroweb provides all of these Internet services.

      Currently, Euroweb has approximately seventy-five (75) leased line, thirty-six (36) ISDN and approximately one thousand (1,000) dial-up subscribers. Approximately eighty percent (80%) of the dial-up subscribers are corporations. Revenues are currently approximately US$150,000 per month.

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


COMPETITION

      Competition in the Internet Access Service industry is significant and is based largely on price and service. The principal competitors of the Company are the Internet division of the Hungarian national telephone company known as MATAV, Pantell which was recently formed by a consortium consisting of Unisource and several state owned companies, and two privately owned Internet Service Providers - Data Com and Ellender. The Company believes it is competitive and can remain competitive in this industry. Electronic banking and transaction processing is a new industry in Hungary with no large competitors at this time. Management believes it is competitive and will be able to compete in this industry on the basis of price and service. Web design and web hosting are also new industries in Hungary with no large competitors. The Company believes it is competitive and can remain competitive in this industry on the basis of quality of service, price and services.


EMPLOYEES

      The Company employs 36 persons; four in management, thirteen in sales and marketing, eight in graphics and Web development, seven in networking operations and four administrative persons. None of the Company's employees are represented by a labor organization. The Company believes that it's relations with its employees are excellent.


ITEM 2.  DESCRIPTION OF PROPERTIES

      The Company rents approximately 4,500 sq. feet of space at H-1122 Budapest, Varosmajor u. 13 from an unaffiliated person. It uses the premises for executive offices and for operations and pays a rent in Hungarian forints of approximately $140,000 per year under a five year lease expiring March 31, 2002.


ITEM 3.  LEGAL PROCEEDINGS

      There are no legal proceedings to which the Company is currently a party or to which any of its property is subject, and the Company knows of no legal proceedings pending or threatened against either the Company or any director or officer of the Company in his capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1997.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

      The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") under the symbol "EWEB".

      Trading on both the Boston Stock Exchange and on NASDAQ commenced on July 29, 1993. Trading on the Boston Stock Exchange was discontinued at the request of the Company on February 26, 1997.

      The Company has been advised by NASDAQ that NASDAQ has adopted new financial tests and Market related criteria for a NASDAQ Small Cap listed Company to continue to be listed on the NASDAQ Small Cap Market and that if the Company is unable to satisfy all of the new tests and criteria, it may be delisted from trading on the Small Cap Market and be transferred to the Electronic Bulletin Board ("Pink Sheets") to record its trades. The Company further was advised by NASDAQ that the Company is not in compliance with the new minimum bid price requirement of $1 per share which became effective February 23, 1998 and that the Company has until May 28, 1998 to regain compliance with this standard. The Company may regain compliance if its Common Stock trades at or above $1 per share (the "Minimum Requirement") for at least 10 consecutive trade days. As of the date of this report, the Company has not yet regained compliance. The Company has been trading on NASDAQ at or above $1 per share since April 7, 1998, but there can be no assurance that it will trade at or above $1 per share for 10 consecutive days and thus regain compliance.

      The following table sets forth the high and low bid prices for the Common Stock during the periods indicated as reported by NASDAQ. The prices reported reflect inter-dealer quotations, and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                                 HIGH             LOW
                                                ------           ------

QUARTER ENDING:

1995
----
March 31, 1995 ............................    13 3/4           4 5/8
June 30, 1995 .............................     6 1/2           4
September 30, 1995 ........................     7               3 3/4
December 31, 1995 .........................     5               2 5/8

1996
----
March 31, 1996 ............................     3 7/8           3 1/4
June 30, 1996 .............................     3 3/4           2 3/4
September 30, 1996 ........................     5 1/4           2 7/8
December 31, 1996 .........................     3 1/8           1 3/8

1997
----

March 31, 1997 ............................     2 1/2           1 1/8
June 30, 1997 .............................     1 5/16            5/8
September 30, 1997 ........................     1                 5/8
December 31, 1997 .........................       7/8             3/8

On April 9, 1998 the closing bid price on the NASDAQ for the Common Stock was $1 3/32.


HOLDERS OF COMMON STOCK

      As of March 31, 1998, the Company had 5,178,249 shares of Common Stock outstanding and 57 shareholders of record. The Company believes that it has approximately 1,500 beneficial owners who hold their shares in street names.


DIVIDENDS

      It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings or any earnings.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      The Company was organized on November 9, 1992. The Company was in the development stage through December 31, 1993 and has been unprofitable to date, Through its wholly-owned Hungarian subsidiary Teleconstruct Epitesi Rt. ("Teleconstruct") the Company built in Budapest two luxury 14-unit condominium buildings. During 1996 and 1997, the Company sold 13 of the 14 apartments in one of the buildings prior to their completion to its former president, who agreed to finance the completion of the other building. The Company completed the second building in March 1998 and net leased it to an unaffiliated person for a five year term at a rental of $22,000 per month with an option to purchase the building so long as the lease is in effect for $2,000,000. Prior to completion, the Company received no revenues from the building operation.

      In January 1997, the Company acquired three operating Internet service provider businesses and has consolidated the three businesses under one roof. Revenues from the Internet business for the year ended December 31, 1997 amounted to $1,270,135.

      Effective July 9, 1997, the Company changed its name to Euroweb International Corp. and increased the authorized number of shares of capital stock from 10,000,000 shares of common stock to 15,000,000 shares of common stock and 5,000,000 shares of preferred stock. In addition, one of the three Internet subsidiaries changed its name to Euroweb Rt. and the accounts of the three subsidiaries were consolidated into this company.

      In February 1997, the Company's Chairman of the Board resigned as an officer, director and employee, and agreed to a cancellation of his employment agreement upon payment of $50,000. which represented the approximate amount owed to him with respect to 1996 salary. In addition, 125,000 stock options which were granted to him under his employment agreement will not terminate as a result of the resignation, but will continue to be governed by the original terms of the options. Compensation of $100,000 has been charged to the 1997 operations relating to the period of exercisability of the options.

      In February 1997, the former President of the Company was retained as a consultant to the Company to oversee the Company's real estate interests. He agreed to render consulting services for a two-year period for a fee of 100,000 five-year options exercisable at $2.00 per share. The compensation relating to these options of $50,000 is being charged to operations over a two-year period.

      On August 26,1997, the Board of Directors extended the term of the employment agreement with its Chairman of the Board to December 31, 2005 and included a provision in the contract to provide the Chairman with a split dollar life insurance policy with a face amount of up to $2,000,000. The policy is to be structured so that the premiums paid by the Company in connection with the policy would be recovered by the Company out of the proceeds of the policy.

      In 1998, the Company started a division to develop Internet software to provide Electronic commercial based solutions to perform many business processes. This division was retained by Fornex, an agent of the Budapest Stock Exchange ("BSE"), to develop software to record all transactions on the BSE in real time, which information can be obtained by subscribers of the Fornex service through the Internet. The division has also been retained by Postal Bank, Hungary's second largest bank, to help develop software for home banking use by customers of the bank to enable the customers to transfer funds on deposits at the bank electronically to third parties. The Company is also working on developing software for credit card processing and transaction validation and is negotiating to acquire software companies engaged in phases of Electronic Banking and Electronic Transaction Processing, but it has not yet identified any particular acquisition as of this date.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

      For the year ended December 31, 1997, the Company incurred a net loss of $2,007,228, a net loss of $.54 per share compared to a net loss of $3,795,014, a net loss of $2.26 per share for the year ended December 31, 1996.

      For the year ended December 31, 1997, revenues were $1,270,135, all of which were derived from the Internet business, compared with no revenues during the year ended December 31, 1996.

      Compensation and related costs decreased to $810,543 in 1997 from $1,364,550 in 1996, even though the 1997 amount includes cost relating to the Internet business. The 1996 amount included $972,000 in connection with the former President's resignation.

      Network costs of $525,530 were incurred in 1997 in connection with the Internet business.

      Rent increased to $117,531 in 1997 from $5,716 in 1996 as a result of the Internet business.

      Depreciation and amortization increased to $497,362 in 1997 from $29,352 in 1996 as a result of amortization of goodwill ($383,000) and depreciation of equipment relating to the Internet business.

      Interest expense-net increased to $370,166 in 1997 from $287,677 in 1996 primarily as a result of the convertible debt borrowing and the loan from Hungarian Broadcasting Corp.

      Other expenses increased to $713,570 in 1997 from $363,472 in 1996 primarily as a result of the Internet business.


LIQUIDITY AND CAPITAL RESOURCES

      In October 1996, the Company sold a private placement consisting of 550,000 shares of common stock and 550,000 common stock purchase warrants exercisable at $2 per share (subsequently reduced to $1.25 per share) at any time from October 1, 1997 until September 30, 2001 for net proceeds of $973,000 after deducting placement agent fees and offering expenses of $127,000.

      In November and December 1996, the Company sold $792,500 convertible debentures due in September 1998 to foreign investors outside the United States in private placements, receiving aggregate net proceeds of approximately $693,500 after deducting placement agent fees and offering expenses of approximately $99,000. During the year December 31, 1997, the Company sold an additional $850,000 of 10% convertible debentures due from January 1999 through September 1999. receiving approximately $696,000 after deducting financing costs of $154,000.

      During December 1996, $307,500 of debentures and accrued interest of $3,907were converted into 263,979 shares of common stock, during the year ended December 31, 1997, an additional $1,185,000 of debentures and accrued interest of $42,252 were converted into 2,413,667 shares of common stock, and during 1998, an additional $50,000 of debentures were converted into 228,310 shares of common stock.

      On August 26, 1997, the Board of Directors approved an increase in the number of shares of common stock to be available under the Company's 1993 Incentive Stock Option Plan from 350,000 to 700,000. This action is subject to approval of the Company's shareholders at the next annual shareholder meeting to be held in 1998.

      In April 1998, the Company completed the construction of the two 14-unit condominium buildings it was constructing in Budapest and received final move-in permits from the Building Department of the City of Budapest. In April 1998, the Company also net leased Building B to an unaffiliated person for a net monthly rental of $22,000 for a five year term. The net lease also contained an option to purchase Building B for the sum of $2,000,000, plus VAT taxes, if any, during any time during the lease.

      The Company believes that its revenues from operations, together with the funds already raised will meet the Company's cash requirements to the end of 1998.


THE YEAR 2000

      The Company is currently evaluating the impact of the Year 2000 on its management and information systems. At this time, management believes that the impact of the Year 2000 will have no material effect on its operations or financial results.

INFLATION AND SEASONALITY

      The rate of inflation in Hungary was 18% in 1997 compared with 23% in 1996 and 28% for 1995. Prices have been rising rapidly in recent years. Since the Company uses the U.S. dollar as the functional currency for its Hungarian subsidiaries, the Hungarian inflation does not have a material effect on Financial condition and results of operations.

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


ITEM 7.  FINANCIAL STATEMENTS

      Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth certain information concerning the executive officers and directors of the Company as of April 1, 1998.

NAME                         AGE         POSITION WITH COMPANY
----                         ---         ---------------------

Frank R. Cohen                77         Chairman of the Board, Chief Executive
Officer
                                         Secretary, Treasurer, Director
Richard G. Maresca            57         Director
Donald K. Roberton            57         Director
Herschel Krasnow              74         Director
Robert Genova                 57         Director

        Frank R. Cohen, age 77, has been a Director and Secretary of the Company since its inception in 1992, and has been Chairman of the Board and Chief Executive Officer since February 6, 1997. Mr. Cohen has been practicing law in the City of New York since 1946. Since 1985 he has been a member of the law firm of Cohen & Cohen.

        Richard G. Maresca, age 57, has been a director of the Company since its inception. He has been Senior Telecommunications Manager for the American Stock Exchange since 1991. From 1954 to 1991, he was Communications Manager for Josephthal & Co., Inc., a brokerage firm.

        Donald K. Roberton, age 57, was Vice Chairman and Chief Operating Officer of Hungarian Telephone and Cable Corp. ("HTC"), until he resigned in order become a director of the Company in 1996 and assist in the development of Euroweb's Internet Service Provider business. Prior to that, Mr. Roberton spent five years with Citizens Utility Company as Assistant to the Chairman and Vice President - Strategic Development - Telecommunications and as Vice President, Telecommunications. Prior to Citizens Utilities he had been with Centel for 28 years and an officer since 1984. During his tenure with Centel he held numerous executive and managerial positions.

        Herschel Krasnow, age 74, is a senior vice president of First Security Investment Inc., investment bankers, and has held that position since March 1998. Prior thereto he was a senior vice president of Josephthal Lyon & Ross, Inc. for seven years. He has been employed in the securities industry since 1961, and was a former allied member of the New York Stock Exchange, Inc. Mr. Krasnow is presently a director of Windsor Capital Corp., a publicly traded corporation engaged in the retail cigar distribution business.

        Robert Genova, age 57, had been Chairman of the Board of Directors between February 17, 1994 and February 6, 1997. Prior thereto Mr. Genova had been a management and financial consultant to the Company since 1992 and to other companies since 1990. Mr. Genova resigned as a Director as of February 6, 1997 so that he can devote full time to his investment banking business, but was appointed to the Board again in February 1998.

        Board members are reimbursed for their expenses for each meeting attended but do not receive fees for attendance at meetings.

        Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors.



MEETINGS OF THE BOARD OF DIRECTORS; SECURITIES AND EXCHANGE COMMISSION FILINGS

         During the Company's last fiscal year, its Board of Directors held four meetings. Each of the foregoing incumbent directors attended at least 75% of the meetings of the Board of Directors which were held while he was serving as a director during the Company's last fiscal year.

         The Company has a standing audit and compensation committees.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more then 10 percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership and reports of changes in ownership of common stock, officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Specific due dates for such reports have been established by the Commission and the Company is required to disclose in this Annual Report any failure to file reports by such dates during fiscal 1997. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with.


POLICY WITH RESPECT TO SECTION 162(M)

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, unless an appropriate exemption applies, a tax deduction for the Company for compensation of certain executive officers names in the Summary Compensation Table will not be allowed to the extent such compensation in any taxable year exceeds $1 million. As no executive officer of the Company received compensation during 1996 approaching $1 million, and the Company does not believe that any executive officer's compensation is likely to exceed $1 million in 1998, the Company has not developed an executive compensation policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Code.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning the annual and long term compensation of the Company's chief executive officer, the only executive officer of the Company, whose salary and bonus for 1997 exceeded $100,000 for services in all capacities to the Company during the Company's 1995, 1996, and 1997 fiscal years:




ANNUAL COMPENSATION                                                    LONG-TERM COMPENSATION
                                                               Bonus and                  Securities
Name and                         Year Ended                    Other Annual               Underlying
Principal  Position             December 31,       Salary($)   Compensation($)             Options
-----------------------------------------------------------------------------------------------------

Frank Cohen                        1997            125,000            0                             0
Chairman of the Board              1996             82,000            0                        75,000
Chief Executive Officer            1995             72,000            0                             0
Since February 7, 1997


EMPLOYMENT AND MANAGEMENT AGREEMENTS

        The Company has an employment agreement with Frank R. Cohen dated as of February 17, 1994, which was amended and extended as of May 6, 1997 and August 26, 1997. The amended employment agreement expires December 31, 2005 and provides for an annual salary of $150,000. The agreement also extended the grant to Mr. Cohen made in 1994 of 35,000 options to purchase 35,000 shares of Common Stock of the Company at $1.00 per share to the termination of the employment agreement. The Company has further agreed to provide a split dollar life insurance policy on the life of Mr. Cohen in the face amount of up to $2,000,000 to be structured so that the premium and other costs paid by the Company would be recovered by the Company out of the insurance proceeds.

        The agreement provides that, if employment is terminated other than for willful breach by the employee or for cause or in the event of a change in control of the Company, then the employee has the right to terminate the agreement. In the event of any such termination, the employee will be entitled to receive the payment due on the balance of his employment agreement and a loan to his trust for the remaining payments due on the split dollar life insurance policy.

        The Company has no pension or profit sharing plan or other contingent forms of remuneration with any officer, director, employee or consultant.



OPTIONS/GRANTS IN LAST FISCAL YEAR

        The Company's 1993 Stock Option Plan permits the grant of options to employees of the Company, including officers and directors, who are serving in such capacities. There were no options granted in the 1997 fiscal year under the plan to the chief executive officer named above or to any employee, director, or officer of the Company.


OPTIONS EXERCISED IN LAST FISCAL YEAR AND YEAR-END VALUES

        No options were exercised by Frank R. Cohen or by any employee, director or officer of the Company during the fiscal year ended December 31, 1997. The following table contains information concerning the number and value at December 31, 1997 of unexercised options held by Mr. Cohen:




                                                                   NUMBER OF SECURITIES
                               SHARES                             UNDERLYING UNEXERCISED                VALUE OF UNEXERCISED "IN-
                            ACQUIRED ON         VALUE                 OPTIONS HELD AT                  THE-MONEY" OPTIONS HELD AT
NAME                          EXERCISE        REALIZED                FISCAL YEAR-END                      FISCAL YEAR-END(1)
======================== ================== =============  =====================================  =================================
                                                             EXERCISABLE        UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
                                                           ----------------  -------------------  ----------------    -------------
Frank R. Cohen                   0                0            110,000                0                  $0                  0


(1) Fair market value of underlying securities (the closing price of the Company's Common Stock on the NASDAQ Small Cap system as of December 31, 1997, minus the exercise price).


STOCK OPTION PLAN AND STOCK OPTIONS

        In 1993, the Company adopted a Stock Option Plan (the "Plan"). An aggregate of 350,000 shares of Common Stock are authorized for issuance under the Plan and 260,000 options have been granted and are currently outstanding under the plan. The Plan provides that qualified and non-qualified options may be granted to officers, directors, employees and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. A proposal to add 350,000 additional shares to the 1993 Plan is to be considered at the Annual Meeting.


OUTSTANDING STOCK OPTION AWARDS

        The benefits to be awarded to and received by the officers, directors, employees, and consultants of the Company under the Stock Option Plan in the future are not presently determinable. All shares currently subject to Options, as well as any additional shares that may become subject to future Options, under the Stock Option Plan are comprised of authorized but unissued shares of Common Stock. Accordingly, the exercise of any such Options and the issuance of shares pursuant thereto will have the effect of diluting the interests of existing stockholders to the extent of such issuance.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to the beneficial ownership of the Common Stock as of December 31, 1997 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; and (iii) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

                                         SHARES
                                       BENEFICIALLY          PERCENT
NAME AND ADDRESS                         OWNED(1)             OWNED(7)
----------------                       -------------         ----------
Peter E. Klenner                          340,000(2)           6.19%
1118 Budapest
Kelenhegyi ut 39
Hungary

Robert Genova                             180,000(3)            3.28%
227 Route 206, Unit 11
Flanders, NJ 07836

Frank R. Cohen                            120,000(4)            2.18%
445 Park Avenue
New York, NY 10022

Donald K. Roberton                         40,000(5)             *
38 Campbell Drive
Stamford, CT 06903

Richard Maresca                            20,000(6)             *
1111 Wyoming Drive
Mountainside, NJ 07082
Herschel Krasnow                               0                 *
1111 Kane Concourse
Suite 501
Bay Harbor Island FL 33154
All Officers and Directors as a             360,000             6.55%
 Group (4 Persons)
-------------------------------
* less than 1%
(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to have beneficial ownership" of any shares which such person has the right to acquire within 60 days after December 31, 1997. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on December 31, 1997, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Resigned as President and Director of Company on October 30, 1996. Includes 250,000 currently exercisable options to purchase 250,000 shares at $1 per share pursuant to Mr. Klenner's employment agreement, which provision survived the termination of his employment agreement. Does not include 100,000 options to purchase 100,000 shares at $2 per share which are not currently exercisable.
(3) Includes 125,000 currently exercisable options to purchase 125,000 shares at $1 per share pursuant to Mr. Genova's employment agreement, which provision survives the termination of his employment agreement.
(4) Includes 110,000 currently exercisable options to purchase 35,000 shares at $1 per share pursuant to his employment agreement and 75,000 shares at $1.25 per share pursuant to the Company's 1993 Stock Option Plan.
(5) Includes 40,000 options granted to Mr. Roberton exercisable at $1.25 per share pursuant to the Company's 1993 Stock Option Plan.
(6) Includes 20,000 options granted to Mr. Maresca exercisable at $1.25 per share pursuant to the Company's 1993 Stock
     Option Plan.
(7) Does not include the possible issuance of 62,000 shares issuable upon exercise of Underwriter Warrants or 575,000 shares issuable upon exercise of Private Placement Purchase Warrants, 175,000 shares issuable upon exercise of consultant warrants, or the possible issuance of an indeterminate number of shares upon conversion of $150,000 of outstanding convertible notes.


ITEM 12.  CERTAIN TRANSACTIONS

     1. On November 28, 1994, the Company entered into a loan agreement with Hungarian Broadcasting Corp. ("HBC") which provided for the Company to lend HBC $800,000 at 6% interest per annum, repayable the earlier of December 31, 1995 or the completion of an IPO by HBC. The agreement provides for the following additional consideration to the Company: (1) issuance of 100,000 shares of HBC's common stock which shares shall be deemed fully paid and nonassessable; (2) an option exercisable until April 30, 1995 to purchase an additional 150,000 shares of HBC's common stock at $3 per share; and (3) three years right of first refusal to act as general contractor for all broadcast facilities to be built by companies controlled by HBC. The Company exercised its option and purchased the 150,000 shares at $3 per share. On January 2, 1996, HBC repaid $400,000 of the loan receivable together with accrued interest of $24,000. In February 1997, the Company borrowed $350,000 at 6% per year interest from HBC collateralized by the remainder due on the note from HBC to the Company dated November 28, 1994. On October 29, 1997, the Company sold the 250,000 shares it owned of HBC for $625,000, realizing a gain of $524,000 on the entire transaction.

     2. In October 1996, the Company's President, Peter E. Klenner, agreed to resign as an officer, director and employee and agreed to a cancellation of his employment agreement (which provided for a $168,000 salary per annum until February 1999), upon payment of $372,000. It was further agreed that the stock options which were granted to the President under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of 1993 will not terminate but will continue to be governed by the original terms of the option agreements. The aforementioned $372,000 relating to the cancellation of the President's employment agreement and $600,000 relating to the extension of the period of exercisability of the President's options were charged to compensation and related costs during the fourth quarter of 1996.

     3. In October 1996, the Board of Directors also approved the sale of one of the condominium buildings, Building A, under construction to a company controlled by the Company's former President and Chief Executive Officer. The building to be sold contained four units for which deposits for the full sales price previously had been received by the Company. The purchaser purchased the remaining units in the building, subject to receiving move-in permits, for $1,164,197 from which was deducted the $372,000 contract settlement and $702,197 previously loaned by the purchaser to the Company and $90,000 payment received in April, 1998. The sale was consummated upon the receipt of the move-in permits in April 1998.

     4. In February 1997, the Company's Chairman of the Board, Robert Genova, resigned as an officer, director and employee, and agreed to a cancellation of his employment agreement upon payment of $50,000, which represented the approximate amount owed to him with respect to 1996 salary. In addition, 125,000 stock options which were granted to him under his employment agreement will not terminate as a result of the resignation, but will continue to be governed by the original terms of the options. Compensation of $100,000 has been charged to the 1997 operations relating to the period of exercisability of the options. In February 1998, Mr. Genova was appointed a director of the Company and serves without compensation except for reimbursement of expense.

     5. In 1997 and 1996, the Company sold $850,000 and $792,500 of 10%
convertible debentures due 2 years from the date of sale to foreign investors outside the United States in private placements receiving aggregate net proceeds of approximately $696,000 and $693,500, respectively, after deducting placement agent fees and offering expenses of approximately $154,000 and $99,000, respectively. Commencing 45 days after issuance, the original principal amount of the debentures is convertible into the Company's shares of common stock at a conversion price of 50% of the market price, as defined, of the Company's common stock. The unconverted debentures of $150,000 at December 31, 1997 are due from January through September 1999. Except in the case of the occurrence of one or more "events of default" as described in the debenture, the debentures may be immediately due and payable. During 1998, 1997 and 1996, debentures of $100,000, $1,185,000 and $307,500 and accrued interest of $0, $42,252 and $3,907, respectively, have been converted into 228,310, 2,413,667 and 263,979 shares of common stock, respectively.

     The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in an interest charge of $327,000 and $300,000 to the consolidated statement of loss for the years ended December 31, 1997 and 1996, respectively. In addition, financing costs of approximately $154,000 and $99,000 incurred in connection with the sale of the debentures have been charged to operations during 1997 and 1996, respectively, since substantially all of the debentures were converted to common stock within a short period after issuance.

     6. In October 1996, the Company sold a private placement consisting of 550,000 shares of common stock and 550,000 common stock purchase warrants exercisable at $2 per share, (reduced to $1.25 per share on June 26, 1997), at any time from October 1, 1997 until September 30, 2001 for net proceeds of $972,450 after deducting placement agent fees and offering expenses of $127,550. The warrants and the underlying shares of common stock have been registered under the Securities Act of 1933.

     7. In February 1997, the former President of the Company was retained as a consultant to the Company to oversee the Company's real estate interests and Internet business. He agreed to render consulting services for a two-year period for a fee of 100,000 five-year options exercisable at $2.00 per share. The compensation relating to these options of $50,000 is being charged to operations over a two-year period.

     8. See employment agreement of Mr. Cohen, Chairman of Board above.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits* (numbers below reference Regulations S-B)
     (3)     (a)  Certificate of Incorporation filed November 9, 1992*
             (b)  Amendment to Certificate of Incorporation filed July 9, 1997
             (c)  By-laws*
     (4)     (a)  Form of Common Stock Certificate*
             (b)  Form of Underwriters' Warrants to be sold to Underwriters*
             (c) Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing*
             (d) Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S***
             (e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D***

     (10)    (a)  Consulting agreement between Registrant and Klenner Securities
                  Ltd.*
             (b)  Consulting agreement between Registrant and Robert Genova*
             (c)  Consulting agreement between Registrant and Laszlo Modransky*
             (d) 1993 Incentive Stock Option Plan* (e) Sharing agreement for space and facilities between Registrant and Hungarian Telephone and Cable Corp.*
             (f) Articles of Association (in English) of Teleconstruct Building Corp.*
             (g)  Articles of Association (in English) of Termolang
                  Engineering and Construction Ltd.* (h) Letter of Intent between Teleconstruct Building Corp. and Pilistav*
             (i) Employment agreement between Registrant and Robert Genova** and termination agreement dated February 5, 1997***
             (j) Employment agreement between Registrant and Peter E. Klenner** and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A as amended***
             (k) Employment agreement between Registrant and Frank R. Cohen** and modification of employment agreement***
             (1)  Letter of Intent agreement between Registrant and Raba-Com
                  Rt.***
             (m) Letter of Intent agreement between Registrant and Kelet-Nograd Rt.***
             (n) Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas***
             (o)  Lease agreement between Registrant's subsidiary EUNET Kft.
                  and Varosmajor Passage, Kft. for office space***
             (p) Acquisition agreement between Registrant and KFKI Computer Systems Corp. dated December 13, 1996***
             (q)  Acquisition agreement between Registrant and E-Net Hungary***
             (r)  Acquisition agreement between Registrant and MS Telecom Rt.***
             (s)  Employment Agreement between Registrant and Imre Kovats***
             (t)  Employment Agreement between Registrant and Csaba Toro***
             (u)  Promissory Note from Registrant to HBC***
             (v)  Communication Services Agreement between Registrant and
                  MCI Global Resources, Inc.****
             (w)  Lease and Option Agreement for Building B as of April
                  1, 1998 with Hafisa Kft.*****
             (x) License Agreement between Gric Communications, Inc. and EuroWeb International Corp.*****

     *       All Exhibits are incorporated by reference to Registrant's
             Registration Statement on Form SB-2 dated
             May 12, 1993 (Registration No. 33-62672-NY, as amended)
     **      Filed with Form 8-K as of February 17, 1994

     ***     Filed with Form 10-KSB for year ended December 31, 1996
     ****    Filed with Form 10-QSB for quarter ended September 30, 1997.
     *****   Filed herewith

B. No reports on Form 8-K have been filed during the last quarter covered by this report on Form 10-K.

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 15 day of April 1998.


                                            EUROWEB INTERNATIONAL CORP.



                                            By       /S/FRANK R, COHEN
                                                     -------------------
                                                     Frank R. Cohen
                                                     Chairman of the Board



     In accordance with the requirements of the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated.

     SIGNATURE                              TITLE                     DATE
     ---------                              -----                     -----


/S/FRANK R. COHEN                       Chairman of the Board,   April 15, 1998
-----------------                       Principal Executive Officer
Frank R. Cohen                          Officer and Principal
                                        Accounting Officer
     April 15, 1998

/S/RICHARD G. MARESCA                   Director                  April 15, 1998
--------------------
Richard G. Maresca


/S/DONALD K. ROBERTON                   Director                  April 15, 1998
---------------------
Donald K. Roberton


/S/ROBERT GENOVA                        Director                  April 15, 1998
----------------
Robert Genova

/S/HERSCHEL KRASNOW                     Director                  April 15, 1998
-------------------
Herschel Krasnow

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                F-2

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheet                                                  F-3
   Statements of loss                                             F-4
   Statements of stockholders' equity                             F-5
   Statements of cash flows                                       F-6
   Notes to consolidated financial statements              F-7 - F-21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Euroweb International Corp.
New York, New York

We have audited the accompanying consolidated balance sheet of Euroweb International Corp. (formerly Hungarian Teleconstruct Corp.) as of December 31, 1997, and the related consolidated statements of loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euroweb International Corp. as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





BDO Seidman, LLP



New York, New York

April 10, 1998

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                           CONSOLIDATED BALANCE SHEET



DECEMBER 31, 1997
----------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents (Note 3)                                    $     697,948
   Accounts receivable, less allowance of $39,216 for doubtful accounts        172,437
   Receivables from Hungarian Broadcasting Corporation (Note 4(a)) ....        546,053
   Prepaid and other ..................................................        103,073
                                                                          ------------
        TOTAL CURRENT ASSETS ..........................................      1,519,511
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $102,402 .....        240,887
CONSTRUCTION-IN-PROGRESS (NOTE 5) .....................................      3,279,900
GOODWILL, LESS ACCUMULATED AMORTIZATION OF $383,000 (NOTE 10) .........      1,529,912
OTHER .................................................................         70,094
                                                                          ------------
                                                                          $  6,640,304
                                                                          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Loan payable to Hungarian Broadcasting Corporation (Note 4(c)) .....   $    368,456
   Payable to former owners of acquired businesses (Note 10) ..........        191,000
   Accounts payable and accrued expenses ..............................        789,623
                                                                          ------------
        TOTAL CURRENT LIABILITIES .....................................      1,349,079
10% CONVERTIBLE DEBENTURES (NOTE 6(A)) ................................        150,000
DEFERRED REVENUE (NOTE 5(B)) ..........................................      1,589,653
                                                                          ------------
        TOTAL LIABILITIES .............................................      3,088,732
                                                                          ------------
COMMITMENTS (NOTES 5 AND 8)
STOCKHOLDERS' EQUITY (NOTE 7):
   Preferred stock, $.001 par value - shares authorized 5,000,000;
      no shares outstanding ...........................................           --
   Common stock, $.001 par value - shares authorized 15,000,000;
      issued and outstanding 4,949,936 ................................          4,950
   Additional paid-in capital .........................................     18,755,225
   Deficit ............................................................    (15,172,703)
   Foreign currency translation adjustment ............................        (35,900)
                                                                          ------------
        TOTAL STOCKHOLDERS' EQUITY ....................................      3,551,572
                                                                          ------------
                                                                          $  6,640,304


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                         CONSOLIDATED STATEMENTS OF LOSS



YEAR ENDED DECEMBER 31,                                                            1997               1996
-----------------------------------------------------------------------------------------------------------
REVENUES - INTERNET                                                         $ 1,270,135         $         -
-----------------------------------------------------------------------------------------------------------
EXPENSES (INCOME):
   Compensation and related costs (Notes 8 and 9(a))                            810,543          1,364,550
   Network costs                                                                525,530                  -
   Consulting and professional fees                                             234,042            190,330
   Rent                                                                         117,531              5,716
   Depreciation and amortization                                                497,362             29,352
   Interest expense - net (Note 6(a))                                           370,166            287,677
   Financing costs (Note 6(a))                                                  153,965            125,000
   Foreign currency loss                                                         28,654            150,917
   Write-down of construction-in-progress to estimated market
      value (Note 5(a))                                                         350,000          1,000,000
   Gain on sale of investment in affiliate (Note 4(b))                        (524,000)                  -
   Other                                                                        713,570            363,472
--------------------------------------------------------------------------------------------------------------
                                                                              3,277,363          3,517,014
--------------------------------------------------------------------------------------------------------------
        LOSS BEFORE EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE          (2,007,228)        (3,517,014)
EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE (NOTE 4(B))                            -          (278,000)
--------------------------------------------------------------------------------------------------------------
NET LOSS - BASIC AND DILUTED                                               $(2,007,228)       $(3,795,014)
--------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE                                                         $      (.54)     $       (2.26)
--------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                 3,728,000          1,681,000
--------------------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



YEARS ENDED DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------


                                                                                          Foreign
                                                        Common stock     Additional       Currency
                                          ------------------------------  paid-in       translation
                                                 Shares       Amount       capital       adjustment      Deficit
-------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996 ............      1,518,290   $      1,518   $ 14,645,998            --      $ (9,370,461)
Issuance of shares for cash
   (Note 6(b)) ......................        550,000            550        972,450            --              --
Compensation relating to the
   extension of the period of
   exercisability of former officer's
   options (Note 9(a)) ..............           --             --          600,000            --              --
Issuance of shares for businesses to
   be acquired (Note 10) ............        144,000            144        359,856            --              --
Issuance of shares on conversion of
   debentures and accrued interest
   (Note 6(a)) ......................        263,979            264        311,143            --              --
Incremental interest from revaluation
   of convertible debentures
   (Note 6(a)) ......................           --             --          300,000            --              --
Net loss for the year ...............           --             --             --              --        (3,795,014)
                                           ------------  ----------     ----------       -------       ------------
BALANCE, DECEMBER 31, 1996 ..........      2,476,269          2,476     17,189,447            --       (13,165,475)
Compensation relating to the
   extension of the period of
   exercisability of former officer's
   options and issuance of options to
   consultant (Note 8) ..............           --             --          170,000            --              --
Issuance of shares on conversion of
   debentures and accrued interest
   (Note 6(a)) ......................      2,413,667          2,414      1,224,838            --              --
Exercise of put options on common
   stock issued in connection with
   acquisitions .....................         60,000             60       (156,060)           --              --
Incremental interest from revaluation
   of convertible debentures
   (Note 6(a)) ......................           --             --          327,000            --              --
Foreign currency translation
   adjustment .......................           --             --             --           (35,900)           --
Net loss for the year ...............           --             --             --              --        (2,007,228)
                                                                                                      ------------
BALANCE, DECEMBER 31, 1997 ..........      4,949,936   $      4,950   $ 18,755,225    $    (35,900)   $(15,172,703)
                                           ------------    --------   ------------     ------------    ------------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



YEAR ENDED DECEMBER 31,                                                    1997           1996
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................................   $(2,007,228)   $(3,795,014)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ...............................       497,362         29,352
        Gain on sale of investment ..................................      (524,000)          --
        Options granted/extended as compensation ....................       170,000        600,000
        Stock issued for accrued interest ...........................        42,252          3,907
        Incremental interest on revaluation of convertible debentures       327,000        300,000
        Provision for loss on construction-in-progress ..............       350,000      1,000,000
        Equity in net loss of unconsolidated affiliate ..............          --          278,000
        Provision for doubtful accounts .............................        39,216           --
        Loss on sale of property ....................................        75,000          5,033
        (Increase) decrease in:
           Accounts receivable ......................................       (70,849)          --
           Vat refund receivable ....................................        74,412        146,804
           Receivables from related parties .........................       (65,269)        85,962
           Other assets .............................................        82,329         (9,881)
        Increase (decrease) in:
           Accounts payable and accrued expenses ....................       (59,449)      (227,283)
           Deferred revenue .........................................        99,614      1,490,039
                                                                                       -----------
                NET CASH USED IN OPERATING ACTIVITIES ...............      (969,610)       (93,081)
                                                                                       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Receivable from HBC ..............................................       (65,269)       376,323
   Acquisition of Internet service companies, net of cash acquired ..      (501,986)      (825,000)
   Acquisition of property and equipment and construction-in-progress      (243,890)    (1,429,992)
   Proceeds from sale of investment in HBC ..........................       649,000           --
   Proceeds from sale of property ...................................       134,000        320,510
                                                                                       -----------
                NET CASH USED IN INVESTING ACTIVITIES ...............       (28,145)    (1,558,159)
                                                                                       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debt .......................       850,000        796,957
   Proceeds from HBC loan ...........................................       350,000           --
   Proceeds from issuance of common stock ...........................          --          973,000
                                                                                       -----------
                NET CASH PROVIDED BY FINANCING ACTIVITIES ...........     1,200,000      1,769,957
                                                                                       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................       202,245        118,717
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........................       495,703        376,986
                                                                                       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR ..............................   $   697,948    $   495,703
                                                                                       -----------
NONCASH TRANSACTIONS:
   Issuance of common stock upon conversion of debentures and .......   $ 1,185,000    $   307,500
      accrued interest
   Issuance of common stock as advances on acquisition ..............          --          360,000
   Payable to stockholders of acquired companies ....................       191,000        400,000
                                                                                       -----------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




    1.   SUMMARY OF
         SIGNIFICANT
         ACCOUNTING POLICIES

(A)     PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Euroweb International Corp., formerly Hungarian Teleconstruct Corp. (the "Company") and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

        Certain 1996 items have been reclassified to conform to the 1997 presentation.

(B)     USE OF ESTIMATES AND ASSUMPTIONS

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

(D)     REVENUE RECOGNITION

        Revenues from monthly Internet service are recognized in the month in which the services are provided.

        Sale of constructed condominium apartments is recognized when collection of sales price is assured and occupancy permits have been obtained.

        EUROWEB INTERNATIONAL CORP. (FORMERLY HUNGARIAN TELECONSTRUCT CORP.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(E)     FOREIGN CURRENCY TRANSLATION

        The Company's Hungarian subsidiary, Euroweb Rt, uses the local currency, the Hungarian forint, as the functional currency and translates all assets and liabilities at year-end exchange rates and all income and expense accounts at average rates, and records adjustments resulting from the translation in a separate component of stockholders' equity.

        The Company uses the U.S. dollar as the functional currency for its Hungarian subsidiary, Teleconstruct Epitesi Rt ("Teleconstruct"). Accordingly, monetary assets and liabilities of Teleconstruct were remeasured at year-end exchange rates, nonmonetary assets and liabilities were remeasured at historical rates, and income and expense accounts were remeasured at the average rates in effect during the year. Remeasurement adjustments and transaction gains or losses are reflected in the consolidated statements of loss.

(F)     CASH EQUIVALENTS

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

 (G)     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying values of cash equivalents, accounts receivable, receivables from and loan payable to Hungarian Broadcasting Corporation ("HBC"), payable to former owners of acquired businesses, accounts and accrued expenses payable and the 10% convertible debentures approximate fair values.

(H)     EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE

        The Company's 9.7% equity interest in HBC was accounted for using the equity method through September 30, 1996 since the Company had the ability to exercise significant influence over HBC. Beginning October 1, 1996, the Company discontinued its use of the equity method of accounting for its investment in HBC, since the Company no longer had the ability to exercise significant influence over HBC (see Note 4(b)). On October 29, 1997, the Company sold its interest in HBC.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(I)     PROPERTY, EQUIPMENT AND DEPRECIATION

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3-5 years.

        During 1996, the Company sold its office condominium at a net loss of $75,000, which is included in other expenses.

(J)     GOODWILL

        Goodwill is amortized on a straight-line basis over its estimated useful life of 5 years. The Company periodically evaluates goodwill based upon the expected undiscounted cash flow from the acquired businesses.


(K)     STOCK-BASED COMPENSATION

        In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which establishes a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company adopted the disclosure option for employee stock-based compensation provisions of SFAS No. 123. However, since the pro forma net loss and net loss per share amounts assuming the fair value method was adopted January 1, 1995 did not differ materially from the comparable amounts reported on the consolidated statements of loss, no such pro forma amounts have been disclosed.

(L)     INCOME TAXES

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at the balance sheet date using enacted rates for the years in which the taxes are expected to be paid or recovered.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(M)     NET LOSS PER SHARE

        During 1997, the FASB issued SFAS No. 128 ("SFAS No. 128"), "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This statement became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. Although SFAS No. 128 requires that all periods presented be restated to comply with the provisions of this statement, no restatement was required since the Company's basic net loss per share and primary net loss per share for the year ended December 31, 1996 were the same.

(N)     RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

        EUROWEB INTERNATIONAL CORP. (FORMERLY HUNGARIAN TELECONSTRUCT CORP.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




        In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.



    2.  ORGANIZATION AND BUSINESS

        The Company is a Delaware corporation which was organized on November 9, 1992. Its wholly-owned Hungarian subsidiary,

        Teleconstruct, was organized on March 19, 1993. Teleconstruct is currently building in Budapest, Hungary two luxury 14-unit condominium buildings for sale (see Note 5).

        On January 2, 1997, the Company acquired three Hungarian Internet service companies and is operating them through its wholly-owned subsidiary, Euroweb Rt.



    3.   CASH CONCENTRATION

        At December 31, 1997, cash of $531,840, denominated in U.S. dollars, was on deposit with a money market fund and major money center bank in the United States. In addition, approximately $145,000 ($52,000 denominated in U.S. dollars and the equivalent of $93,000 denominated in Hungarian forints) was on deposit in a Hungarian bank.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




    4.  ADVANCES TO, PAYABLE FROM AND(A) INVESTMENT IN HBC

        At December 31, 1997, receivable from HBC represents loans, advances and accrued interest receivable. The receivable was due June 30, 1997.

 (B) The Company's prior 9.7% interest in HBC (a public company), represented by 250,000 shares of common stock, was subject to a lock-up agreement through February 7, 1999 in favor of the HBC underwriters. On October 29, 1997, the Company sold the 250,000 shares to the HBC underwriters for $649,000, approximately 40% of the then market price. The Company recognized a gain of $524,000 based on a carrying value of $125,000.

 (C) In February 1997, the Company borrowed $350,000 from HBC. The loan, which is evidenced by a promissory note with interest at 6% per annum, is payable on the earlier to occur of (1) June 30, 1997, (2) the closing of any offering by the Company of its securities, or (3) sale of any assets by the Company. The loan is secured by the balance of the loan owed by HBC to the Company and the proceeds of a debt owed by a company controlled by the Company's former President (see Note 9(a)).


5.   CONSTRUCTION-IN PROGRESS


(A) Construction-in-progress of two luxury 14-unit condominium buildings held for sale includes the cost of land ($885,000) and construction costs incurred through December 31, 1997, net of a provision of $1,350,000 ($350,000 and $1,000,000 provided in 1997 and
        1996, respectively), to write down to estimated net realizable value. The Company believes that the provision is required based on the real estate market conditions in Budapest. Estimated additional cost to complete is less than $100,000.

(B) Deposits of $1,589,653 out of a total sales price of $1,679,653 have been received for all of the apartments in one of the condominium buildings and, upon obtaining move-in permits, the sale of the apartments will be recognized. All the deposits for the apartments with the exception of one for $200,000 were received from the Company's former President. The sales price of these apartments approximates the cost of the apartments net of the allocated provision for write-down.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





        The second condominium building is in the process of being leased under a net lease which provides for monthly rentals of $22,000 for a period of five years. The lessee has the right to purchase the leased building for $2,000,000 during the lease period.



6.   PRIVATE PLACEMENTS

(A)     In 1997 and 1996, the Company sold $850,000 and $792,500 of 10%
        convertible debentures due 2 years from the date of sale to foreign investors outside the United States in private placements receiving aggregate net proceeds of approximately $696,000 and $693,500, respectively, after deducting placement agent fees and offering expenses of approximately $154,000 and $125,000, respectively. Commencing 45 days after issuance, the original principal amount of the debentures is convertible into the Company's shares of common stock at a conversion price of 50% of the market price, as defined, of the Company's common stock. In the case of the occurrence of one or more "events of default" as described in the debenture, the debentures may be immediately due and payable. During 1997 and 1996, debentures of $1,185,000 and $307,500 and accrued interest of $42,252 and $3,907, respectively, have been converted into 2,413,667 and 263,979 shares of common stock, respectively.

        The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in an interest charge of $327,000 and $300,000 to the consolidated statements of loss for the years ended December 31, 1997 and 1996, respectively. In addition, financing costs of approximately $154,000 and $125,000 incurred in connection with the sale of the debentures have been charged to operations during 1997 and 1996, respectively, since substantially all of the debentures were converted to common stock within a short period after issuance.

        The unconverted debentures of $150,000 at December 31, 1997 are due from January through September 1999.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(B) In October 1996, the Company sold a private placement consisting of 550,000 shares of common stock and 550,000 common stock purchase warrants exercisable at $2 per share, reduced to $1.25 per share on June 26, 1997, at any time from October 1, 1997 until September 30, 2001 for net proceeds of $973,000 after deducting placement agent fees and offering expenses of $127,000. The warrants and the underlying shares of common stock have been registered under the Securities Act of 1933.



 7.   STOCK OPTION PLAN
      AND WARRANTS

(A)     STOCK OPTIONS


        The Company has a Stock Option Plan (the "Plan"). An aggregate of 100,000 shares of common stock is authorized for issuance under the Plan. On May 14, 1996, the stockholders approved an increase in the number of stock options available under the Plan to 350,000. At December 31, 1997, 90,000 stock options were available under the Plan. The Plan provides that incentive and nonqualified options may be granted to officers and directors and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. The Plan may be administered by either the Board of Directors or a committee of three directors appointed by the Board (the "Committee"). The Board or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





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

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





        Transactions involving options granted under the Plan are summarized below:


                                                1997                     1996
                               ---------------------------------------------------
                                              Weighted                 Weighted
                                              average                   average
                                              exercise                 exercise
                                  Shares       price       Shares        price
----------------------------------------------------------------------------------
Outstanding, January 1,             775,000      $1.71       560,000       $2.32
Granted                             240,000       1.77       240,000        3.01
Cancelled                         (195,000)       2.33      (25,000)        9.60
--------------------------------------------            -------------
Outstanding, December 31,           820,000       1.39       775,000        1.71
----------------------------------------------------------------------------------
Exercisable, December 31,           720,000      $1.32       725,000       $1.62
----------------------------------------------------------------------------------



        The following table summarizes information about stock options outstanding under the Plan at December 31, 1997:



                            Options outstanding           Options exercisable
                            -------------------           -------------------

                                     Weighted
                       Number        average     Weighted       Number     Weighted
Range of            outstanding at   remaining    average     exercisable   average
exercisable         December 31,    contractual  exercisable  December 31, exercisable
 prices               1997            life         life         1997         life
-------------------------------------------------------------------------------------
$1.00 - $3.38         820,000        2.6          $1.39       720,000       $1.32
-------------------------------------------------------------------------------------


                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(B)    STOCK WARRANTS

        The following table summarizes information about stock warrants at December 31, 1997:


                                                 Warrants outstanding
Range of exercise prices                           and exercisable
                                    ----------------------------------------------
                                            Number                Weighted
                                        outstanding at             average
                                         December 31,             remaining
                                             1997             contractual life
----------------------------------------------------------------------------------
$1.25 - $4.00                               555,700                       4.8
$13.20 - $14.75                              87,000                       1.7
-----------------------------------------------------------
                                                642,700                   4.4
----------------------------------------------------------------------------------



8.   COMMITMENTS

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

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





        On October 30, 1996, the Company entered into a termination agreement with its President which provided, among other things, for (1) his resignation as an officer, director and employee and (2) for the cancellation of his employment agreement upon payment of $372,000 which amount is to be deducted from the amount owed by a company controlled by him in connection with the purchase of one of the Company's condominium buildings. The President retained his rights as a stock optionee with respect to his 285,000 (subsequently reduced to 250,000) options under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of 1993. Unless he exercises his options within 5 years of the date the options were granted, the options will expire. A compensation expense of $972,000 has been charged to 1996 operations as a result of cancelling the President's employment agreement and extending the termination date of his options (see Note 9(a)).

        On December 23, 1996, the Board of Directors extended the employment contracts of the Chairman of the Board and Treasurer to December 31, 2001 and increased their annual compensation to $144,000 and $120,000, respectively.

        In February 1997, the former President of the Company was retained as a consultant to the Company to oversee the Company's real estate interests and Internet business. He agreed to render consulting services for a two-year period for a fee of 100,000 five-year options exercisable at $2.00 per share. The compensation relating to these options of $50,000 is being charged to operations over a two-year period.

        EUROWEB INTERNATIONAL CORP. (FORMERLY HUNGARIAN TELECONSTRUCT CORP.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Also in February 1997, the Company's Chairman of the Board resigned as an officer, director and employee, and agreed to a cancellation of his employment agreement upon payment of $50,000, which represented the approximate amount owed to him with respect to 1996 salary. In addition, 125,000 stock options which were granted to him under his employment agreement did not terminate as a result of the resignation, but continues to be governed by the original terms of the options. Compensation of $100,000 has been charged to the 1997 operations relating to the extension of the period of exercisability of the options. The Company's Treasurer was appointed Chairman of the Board with an increase in compensation to $150,000 effective July 1, 1997 and the term of his employment contract was extended to December 31, 2005. The Company will also provide the Chairman of the Board with a split dollar life insurance policy in the face amount of $2,000,000 to be structured so that the premium and other costs paid by the Company would be recovered by the Company out of the insurance proceeds.

(B)     LEASE COMMITMENT

        The Company leases office space in Budapest, Hungary, which provides for future minimum annual lease payments of approximately $114,000 through March 31, 2002.

(C)     SERVICE AGREEMENTS

        The Company has entered into various communications service agreements with terms in excess of one year in connection with the Internet business which provide for aggregate minimum annual payments by the Company as follows:



          1998                                       $   424,000
          1999                                           424,000
          2000                                           424,000
          2001                                           190,000
          2002                                           190,000
                                                       ---------
                                                      $1,652,000

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.   RELATED PARTY TRANSACTIONS

(A)     TRANSACTIONS WITH FORMER PRESIDENT


        On October 30, 1996, the Board of Directors approved the sale of one of the condominium buildings under construction to a company controlled by the Company's President and Chief Executive Officer. The building to be sold contained the four units for which deposits for the full sales price have been received by the Company (see Note 5(b)). The purchaser agreed to purchase all of the apartments in the building, except for one, for $1,479,653. The sale will be recognized upon the receipt of the move-in permits. As of March 31, 1998, move-in permits have not been obtained.

        On October 30, 1996, the Company's President also resigned as an officer, director and employee and agreed to a cancellation of his employment agreement (which provided for $168,000 salary per annum until February 1999), upon payment of $372,000. The $372,000, together with an additional amount of approximately $1,017,000 owed to the former President, was used as a deposit with $90,000 being owed by him on the above purchase at December 31, 1997.

        It was further agreed that 250,000 stock options which were granted to the President under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of 1993 will not terminate but will continue to be governed by the original terms of the options. Compensation and related costs for the year ended December 31, 1996 on the statement of loss include $372,000 in connection with the cancellation of the President's employment agreement and $600,000 relating to the extension of the period of exercisability of the President's options.

(B) The Company paid legal fees to the Secretary/Treasurer and current Chairman of the Board of $24,000 and $112,000 for the years ended December 31, 1997 and 1996, respectively.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




   10.  ACQUISITIONS

        On January 2, 1997, the Company acquired three Hungarian Internet service companies for a purchase price of approximately $1,913,000, consisting of $1,225,000 in cash ($825,000 paid in 1996), 204,000 shares of common stock of the Company (144,000 issued in 1996), assumption of $128,000 of liabilities, and $356,000 in notes, of which $191,000 is still owed at December 31, 1997 and is payable at various dates through October 31, 1998.

        These acquisitions have been accounted for using the purchase method of accounting. The cost in excess of net assets acquired (goodwill) of approximately $1,900,000 resulting from these acquisitions is being amortized over 5 years using the straight-line method.

        The Company's consolidated statement of loss for the year ended December 31, 1997 includes the results of operations of the Internet service companies from the acquisition date. The pro forma results of operations are based on the historical financial statements of the Company and the Internet providers. The following pro forma results are unaudited and are not necessarily indicative of what the actual results of operations of the Company would have been, assuming the transactions had been completed as of January 1, 1996, nor necessarily indicative of the results of operations for future periods.


YEAR ENDED DECEMBER 31, 1996 (UNAUDITED)
---------------------------------------------------------------
Net revenues                                    $    948,000
Net loss                                          (4,600,000)
Net loss per share                                     (2.44)
---------------------------------------------------------------



        The above unaudited pro forma results have been adjusted to reflect the amortization of goodwill generated by the acquisitions, over a 5-year period, and additional interest expense.

<