Form 10QSB
period 1998-03-31
EUROWEB INTERNATIONAL CORP
filed 1998-05-20
CIK 905428

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended MARCH 31, 1998
|_| TRANSITION REPORT
    PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                                 to

                          Commission file number 1-1200


                           EUROWEB INTERNATIONAL CORP.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                             13-3696015
           --------                             ----------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

                    445 PARK AVENUE, 15TH FLOOR, NEW YORK, NY 10022
                    -----------------------------------------------
                    (Address of principal executive offices)

                                 (212) 758-9870
                                  -------------
                            Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


COMMON STOCK, $.001 PAR VALUE                        5,178,246 SHARES
-----------------------------                        ----------------
              (Class)                          (Outstanding at March 31, 1998)

Transitional Small Business Disclosures Format (Check one): Yes    No  [X]

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX



PART I.       Financial Information

Item 1.       Financial Statements

   Consolidated balance sheets as of March 31, 1998
      (unaudited) and December 31, 1997 (audited) ..................................     2

   Consolidated statements of loss and comprehensive loss (unaudited)
      for the three months ended March 31, 1998 and 1997 ...........................     3

   Consolidated statements of stockholders' equity (unaudited)
      for the three months ended March 31, 1998 and 1997 ...........................     4

   Consolidated statements of cash flows (unaudited) for the
      three months ended March 31, 1998 and 1997 ...................................     5

   Notes to consolidated financial statements (unaudited) ..........................     6

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations ......................    16


PART II.      Other Information ....................................................    21


Signature ..........................................................................     23


                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS



                                                                   MARCH 31, 1998            DECEMBER 31, 1997
                                                                    (Unaudited)                  (Audited)
                                                                   --------------            -----------------

ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                    $  538,081                     $ 697,948
      Accounts receivable, less allowance for doubtful
           accounts of 39,216                                       1,440,599                       172,437
      Receivable from Hungarian Broadcasting Corporation              557,693                       546,053
      Prepaid and other current assets                                 81,319                       103,073
                                                                   ----------                    ----------
              Total current assets                                  2,617,692                     1,519,511

      Property and equipment, less accumulated
       depreciation of $121,311 and $102,402                          204,430                       240,887
      Construction in progress, net of $1,350,000
        allowance for reduction to market value                     1,559,870                     3,279,900
      Goodwill, less accumulated amortization of
       $480,000 and $383,000                                        1,454,968                     1,529,912
      Other                                                          101,290                         70,094
                                                                   ----------                    ----------

                                                                   $5,938,250                    $6,640,304
                                                                   ==========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Note payable to Hungarian Broadcasting Corporation           $  373,704                    $  368,456
      Payable to former owners of acquired businesses                 176,000                       191,000
      Accounts payable and accrued expenses                           990,595                       789,623
                                                                   ----------                    ----------

              Total current liabilities                             1,540,299                     1,349,079

   10% CONVERTIBLE DEBENTURES                                         100,000                       150,000

   PAYABLE TO FORMER OFFICERS                                         953,729                          --

   DEFERRED REVENUE                                                      --                        1,589,653
                                                                   ----------                    ----------

           Total liabilities                                        2,594,028                     3,088,732
                                                                   ----------                    ----------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value - shares
           authorized 5,000,000; no shares outstanding
      Common stock, $.001 par value - shares
           authorized 15,000,000; issued and
           outstanding 5,178,246 and 4,949,936                          5,178                         4,950
      Additional paid-in capital                                   18,804,997                    18,755,225
      Accumulated deficit                                         (15,339,054)                   (15,172,703)
      Accumulated other comprehensive loss
           Foreign currency translation adjustment                   (126,899)                       (35,900)
                                                                    ----------                    ----------
              Total stockholders' equity                            3,344,222                     3,551,572
                                                                   ----------                    ----------

                                                                   $5,938,250                    $6,640,304
                                                                   ==========                    ==========



          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                   (Unaudited)




                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                            1998        1997
                                                                          ------       -----
REVENUES
   Internet                                                            $ 434,900    $ 286,252
   Other                                                                     468          --
                                                                       ---------    ---------
           Total                                                         435,368      286,252
                                                                       ---------    ---------

EXPENSES(INCOME)
   Compensation and related costs                                        159,447      220,001
   Network costs                                                         171,240           --
   Consulting and professional fees                                       42,950       84,275
   Rent                                                                   39,104
   Depreciation and amortization
      of property and equipment                                           19,073       20,408
   Amortization of goodwill                                               97,000       86,000
   Interest and dividend income                                          (16,707)     (19,000)
   Interest expense                                                        1,795      183,197
   Financing costs                                                           --        59,924
   Foreign currency (gain)loss                                             3,712       74,424
   Other                                                                  84,105      256,138
                                                                       ---------    ---------

           Total                                                         601,719      965,367
                                                                       ---------    ---------


Net loss                                                                (166,351)    (679,115)

Other comprehensive loss
   Foreign currency translation loss                                          --          --
                                                                       ---------    ---------

Comprehensive loss                                                    $ (166,351)  $ (679,115)
                                                                       ==========   =========

Net loss per share - basic and diluted                                $     (.03)    $   (.24)
                                                                       ==========   =========

Weighted average number of common
   shares outstanding                                                  5,140,716    2,815,255
                                                                       ==========   =========


           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                                     Accumulated
                                                            Common Stock         Additional                            Other
                                                            ------------          Paid-in         Accumulated       Comprehensive
                                                        Shares         Amount     Capital          Deficit             Loss
                                                       --------       -------     -------         -----------        ------------
THREE MONTHS ENDED MARCH 31, 1998:


   Balance, January 1, 1998                            4,949,936       $4,950   $18,755,225      $(15,172,703)        $ (35,900)

   Compensation relating to the
      extension of the period of
      exercisability of former
      officers' options                                    -             -           -                 -                 -

   Issuance of shares on conversion
      of debentures                                      228,310          228        49,772            -                 -

   Incremental interest from
      revaluation of convertible
      debentures                                           -             -            -                -                 -

   Net loss for the period                                 -             -            -              (166,351)           -

   Foreign currency translation loss                       -             -            -               -                 (90,999)
                                                        --------     ---------     -----------    ------------        ---------

   Balance, March 31, 1998                             5,178,246       $5,178   $18,804,997       $15,339,054         $(126,899)
                                                       =========       ======   ===========       ===========         =========



THREE MONTHS ENDED MARCH 31, 1997:

   Balance, January 1, 1997                            2,476,269     $2,476     $17,189,447      $(13,165,475)$          -

   Issuance of put options on common stock
      issued in connection with acquisitions             -              144        (359,856)          -                  -

   Compensation relating to the
      extension of the period of
      exercisability of former
      officers' options                                  -             -           125,000            -                  -

   Issuance of shares on conversion
      of debentures                                      648,905        649        505,668            -                  -

   Incremental interest from
      revaluation of convertible
      debentures                                         -             -           150,000            -                -

   Net loss for the period                               -             -               -             (679,115)          -
                                                        --------     ---------     -----------    ------------        ---------

   Balance, March 31, 1997                             3,125,174       $2,981   $17,610,259      $(13,844,590)  $          -0-
                                                       =========       ======   ===========       ===========         =========

          See accompanying notes to consolidated financial statements.




                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                 -------------------------------
                                                                                      1998                  1997
                                                                                  ------------           -------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                         $(166,351)         $( 679,115)
   Adjustments to reconcile net loss to
      net cash provided by(used in) operating activities:
         Depreciation and amortization of property and equipment                       18,909              20,408
         Amortization of goodwill                                                      74,944              86,000
         Amortization of imputed interest income                                           -              (13,000)
         Options granted/extended as compensation                                          -              125,000
         Incremental interest on revaluation of
            convertible debentures                                                         -              150,000
         Interest on debentures paid in shares of
            capital stock                                                                  -               11,317
         Provision for doubtful accounts                                                   -                   -
         Foreign currency loss                                                          3,712              74,424
         Changes in operating assets and liabilities:
            (Increase)decrease in:
               Accounts receivable                                                 (1,268,162)           (165,290)
               VAT refund receivable                                                       -               30,929
               Receivables from related parties                                            -                  616
               Prepaid and other assets                                                (9,442)            (29,388)

             Increase(decrease) in:
               Accounts payable and accrued expenses                                  200,972             440,088
               Compensation payable to officers                                        -                  (50,000)
               Payable to former officer                                              938,729              87,648
               Deferred revenue                                                    (1,589,653)                -
                                                                                  -----------          ----------

     Net cash provided by(used in) operatiing  activities                          (1,796,342)             89,637
                                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Receivable from Hungarian Broadcasting Corporation                                  (6,392)              8,655
   (Acquisition) of Internet Service Companies, net of cash acquired                       -             (481,801)
   (Acquisition) of property and equipment
      and construction in progress                                                  1,737,578            (321,348)
                                                                                   ----------            ------------

      Net cash used in investing activities                                         1,731,186            (794,494)
                                                                                  -----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible debt                                             -               395,000
                                                                                  -----------          ----------
   Proceeds from note payable to Hungarian Broadcasting Corporation                       -               350,000
                                                                                  -----------          ----------
      Net cash provided by(used in) financing activities                                  -               745,000
                                                                                  -----------          ----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                       (94,711)            (74,424)
                                                                                  -----------          ----------

INCREASE(DECREASE ) IN CASH AND CASH EQUIVALENTS                                     (159,867)            (34,281)

   Cash and cash equivalents at beginning of period                                   697,948             495,703
                                                                                  -----------          ----------

   Cash and cash equivalents at end of period                                     $    50,000           $ 461,422
                                                                                  ===========           =========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock upon conversion of debentures and accrued interest                          $ 506,317
                                                                                                        =========

          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)     PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of Euroweb International Corp., formerly Hungarian Teleconstruct Corp., (the "Company") and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

              Certain 1997 items have been reclassified to conform to the 1998 presentation.

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

      (D)     REVENUE RECOGNITION

              Revenues from monthly internet services are recognized in the month in which the services are provided.

              Sales of constructed condominium apartments are recognized when collection of the sales price is assured and occupancy permits have been obtained.

      (E)     FOREIGN CURRENCY TRANSLATION

              The Company's Hungarian subsidiary, Euroweb Rt, uses the local currency, the Hungarian forint, as the functional currency and translates all assets and liabilities at exchange rates in effect at the balance sheet date and all income and expense accounts at average rates, and records adjustments resulting from the translation in a separate component of stockholders' equity.

              The Company uses the U.S. dollar as the functional currency for its Hungarian subsidiary, Teleconstruct Epitesi Rt ("Teleconstruct"). Accordingly, monetary assets and liabilities of Teleconstruct were remeasured by using the exchange rates in effect at the balance sheet date, while nonmonetary assets and liabilities were remeasured at historical rates. Income and expense accounts were remeasured at the average rates in effect during the period. Remeasurement adjustments and transaction gains or losses are reflected in the consolidated statements of loss.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


      (F)     CASH EQUIVALENTS

              For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      (G)     FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying values of cash equivalents, accounts receivable, receivables from and loan payable to Hungarian Broadcasting Corporation ("HBC"), payable to former owners of acquired businesses, accounts payable and accrued expenses and the 10% convertible debentures approximate fair values.

      (H)     EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE

              The Company's 9.7% equity interest in HBC was accounted for using the equity method through September 30, 1996 since the Company had the ability to exercise significant influence over HBC. Beginning October 1, 1996, the Company discontinued its use of the equity method of accounting for its investment in HBC, since the Company no longer had the ability to exercise significant influence over HBC. On October 29, 1997, the Company sold its interest in HBC.

      (I)     PROPERTY, EQUIPMENT AND DEPRECIATION

              Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 to 5 years.

      (J)     STOCK-BASED COMPENSATION

              In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which established a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company adopted the disclosure option for the employee stock-based compensation provisions of SFAS No. 123. However, since the pro forma net loss and net loss per share amounts assuming the fair value method was adopted January 1, 1995 did not differ materially from the comparable amounts reported on the consolidated statements of loss, no such pro forma amounts have been disclosed.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



      (K)     INCOME TAXES

              The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at the balance sheet date using enacted rates for the years in which the taxes are expected to be paid or recovered.

      (L)     NET LOSS PER SHARE

              During 1997, the FASB issued SFAS No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. This statement became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. Although SFAS No. 128 requires that all periods presented be restated to comply with the provisions of this statement, no restatement was required since the Company's basic net loss per share and primary loss per share for the three months ended March 31, 1997 were the same.


 2.   ORGANIZATION AND BUSINESS

      The Company is a Delaware corporation which was organized on November 9, 1992. Its wholly-owned Hungarian subsidiary, Teleconstruct, was organized on March 19, 1993 and is currently building for sale two luxury 14-unit condominium buildings in Budapest. (See Note 7).

      On January 2, 1997, the Company acquired three Hungarian Internet service companies for a purchase price of approximately $1,913,000, consisting of $1,225,000 in cash, 204,000 shares of common stock of the Company, assumption of $128,000 of liabilities, and $356,000 in notes, of which $176,000 is still owed at March 31, 1998 and is payable at various dates through October 31, 1998.

      These acquisitions have been accounted for using the purchase method of accounting. The cost in excess of net assets acquired (goodwill) of approximately $1,900,000 resulting from these acquisitions is being amortized over 5 years using the straight-line method.

      The accompanying statement of loss for 1997 includes the results of the acquired companies' operations since January 2, 1997. The Company is operating the Internet service companies through its wholly-owned subsidiary, Euroweb Rt.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



3.    INTERIM PERIODS

      The accompanying consolidated financial statements for the three months ended March 31, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

4.    INCORPORATION BY REFERENCE

      Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

5.    CASH CONCENTRATION

      At March 31, 1998, cash of $390,666, denominated in U.S. dollars was on deposit with two money market funds and a major money center bank in the United States. In addition, $147,415 was on deposit in Hungarian banks.

6. ADVANCES TO, PAYABLE FROM AND INVESTMENT IN HBC

      (A) At March 31, 1998, the balance receivable from HBC represents loans, advances and accrued interest receivable. The receivable was due June 30, 1997. The Company expects repayment of this receivable during 1998 from a planned convertible debt offering by HBC. Upon repayment, the Company will pay the loan payable to HBC.

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

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


7.    CONSTRUCTION IN PROGRESS

      (A) Construction-in-progress of two luxury 14-unit condominium buildings held for sale includes the cost of land ($885,000) and construction costs incurred through March 31, 1998, net of a provision of $1,350,000 ($350,000 and $1,000,000 provided in 1997 and 1996, respectively), for write downs to estimated net realizable value. The Company believes that the provision was required based on the real estate market conditions in Budapest.

      (B) Deposits of $1,589,653 out of a total sales price of $1,679,653 have been received for all of the apartments in one of the condominium buildings and, upon obtaining move-in permits, the sale of the apartments will be recognized in April 1998. All the deposits for the apartments with the exception of one for $200,000 were received from the Company's former President. The sales price of these apartments approximates the cost of the apartments net of the allocated provision for write-down.

             The second condominium building has been leased, beginning April 1, 1998, under a net lease which provides for monthly rentals of $22,000 for a period of five years. The lessee has the right to purchase the leased building for $2,000,000, plus VAT taxes, if any, during the lease period.

 8.   PRIVATE PLACEMENTS

      (a) From November 1, 1996 to December 31, 1997, the Company sold $1,642,500 of 10% convertible debentures due two years from the date of sale to foreign investors outside the United States in private placements, receiving aggregate net proceeds of approximately $1,389,500 after deducting placement agent fees and offering expenses of approximately $279,000. No sales of 10% convertible debentures were made during the first quarter of 1998.

             Commencing 45 days after issuance, the original principal amount of the debentures is convertible into the Company's shares of common stock at a conversion price of 50% of the market price, as defined, of the Company's common stock. In the case of the occurrence of one or more "events of default" as described in the debenture, the debentures may be immediately due and payable. From November 1, 1996 to December 31, 1997, debentures of $1,492,500 and accrued interest of $46,159 were converted into 2,677,646 shares of common stock. During the three months ended March 31, 1998, an additional $50,000 of debentures were converted into 228,310 shares of common stock.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



             The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in interest charges of $150,000 to the consolidated statement of loss for the three months ended March 31, 1997. In addition, financing costs of $59,924 incurred in connection with the sale of the debentures were charged to operations in the first quarter of 1997, since a substantial portion of the debentures was expected to be converted to common stock within a short period.

             The unconverted debentures of $100,000 at March 31, 1998 are due in April 1999.

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

 9.   STOCK OPTION PLAN AND WARRANTS

      (A) STOCK OPTIONS

             In 1993, the Company adopted a Stock Option Plan (the "Plan"). An aggregate of 350,000 shares of Common Stock are authorized for issuance under the Plan. 260,000 of the option have been granted and are currently outstanding and 90,000 option were granted in April 1998. The Plan provides that qualified and non-qualified options may be granted to officers, directors, employees and consultants to the Company.

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

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



             grant a nonqualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.

                           SFAS No. 123 requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.
                           123. Such pro forma information has not been presented because management has determined that the compensation costs associated with options granted in 1998 and 1997 are not material to net loss or net loss per common share.

             Transactions involving options granted under the Plan during the year ended December 31, 1997 are summarized below:



                                                                                  Weighted
                                                           Number                 Average
                                                           of                     Exercise
                                                           Shares                  Price
                                                         --------                 --------

                     Outstanding, January 1,              775,000                    $1.71

                     Granted                              240,000                     1.77

                     Cancelled                            (195,000)                   2.33
                                                          --------                   -----

                     Outstanding, December 31,             820,000                   $1.39
                                                          ========                   =====

                     Exercisable                           720,000                   $1.32
                                                          ========                   =====


                     The following table summarizes information about stock options outstanding under the Plan at December 31, 1998:


                                               Options Outstanding                      Options Exercisable
                                               -------------------                      -------------------
                                                             Weighted
                                            Number           Average                 Weighted          Number              Weighted
                        Range of         Outstanding        Remaining                 Average        Exercisable           Average
                      Exercisable       at March 31,       Contractual             Exercisable      at March 31,         Exercisable
                        Prices             1998               Life                    Price             1998                Price
                      -----------       ------------       -----------             -----------      ------------         --------

                       $1.00-3.38       820,000               2.6                     $ 1.39           720,000             $ 1.32
                       ==========     ============         ============             ===========      ===========          ======





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

               (B) STOCK WARRANTS

                     The following table summarizes information about stock warrants at December 31, 1997:

                                                                          Warrants Outstanding
                                                                            and Exercisable
                                                                  ------------------------------------------
                                                                       Number                     Weighted
                                                                   Outstanding at                  Average
                                                                    December 31,                  Remaining
                     Range of exercise prices                         1997                     Contractual Life
                     ------------------------                     --------------               -----------------


                     $ 1.25 - $ 4.00                                555,700                         4.8
                     $13.20 -  14.75                                 87,000                         1.7
                                                                   --------
                                                                    642,700                         4.4
                                                                   ========


10.    COMMITMENTS AND CONTINGENCIES

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

              On October 20, 1996, the Company entered into a termination agreement with its President which provided, among other things, for (1) his resignation as an officer, director and employee and
              (2) the cancellation of his employment agreement upon payment of $372,000, which amount is to be deducted from the amount owed by a company controlled by him in connection with the purchase of one of the Company's condominium buildings. The President retained his rights as a stock optionee with respect to his 285,000 (subsequently reduced to 250,000) options granted under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of 1993. Unless he exercises his options within five years of the date the options were granted, the options will expire. Compensation expense of $972,000 was charged to 1996 operations as a result of cancelling the President's employment agreement and extending the termination date of his options (See
              Note 11(a)).

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



              On December 23, 1996, the Board of Directors extended the employment contracts of the Chairman of the Board and Treasurer to December 31, 2001 and increased their annual compensation to $144,000 and $120,000, respectively.

              In February 1997, the former President of the Company was retained as a consultant to the Company to oversee the Company's real estate interests and Internet business. He agreed to render consulting services for a two-year period for a fee of 100,000 five-year options exercisable at $2.00 per share. Cmpensation of $50,000 relating to these options is being charged to operations over a two-year period.

              Also in February, 1997, the Company's Chairman of the Board resigned as an officer, director and employee, and agreed to a cancellation of his employment agreement upon payment of $50,000, which represented the approximate amount owed to him with respect to 1996 salary. In addition, 125,000 stock options which were granted to him under his employment agreement did not terminate as a result of the resignation, but continue to be governed by the original terms of the options. Compensation of $100,000 has been charged to operations during the first quarter of 1997 relating to the extension of the period of exercisability of the options. The Company's Treasurer was appointed Chairman of the Board with an increase in compensation to $150,000 effective July 1, 1997 and the term of his employment contract was extended to December 31, 2005. The Company will also provide the Chairman of the Board with a split dollar life insurance policy in the face amount of $2,000,000 to be structured so that the premium and other costs paid by the Company would be recovered by the Company out of the insurance proceeds.

       (B) LEASE COMMITMENT

              The Company leases office space in Budapest, Hungary, under a lease which provides for future minimum annual lease payments of approximately $114,000 through March 31, 2002.

       (C) SERVICE AGREEMENTS

              The Company has entered into various communications service agreements with terms in excess of one year in connection with the Internet business which provide for aggregate minimum annual payments by the Company as follows:

                           Year Ending
                           DECEMBER 31,
                           -----------
                              1998                   $  424,000
                              1999                      424,000
                              2000                      424,000
                              2001                      190,000
                              2002                      190,000
                                                     ----------
                                                     $1,652,000
                                                     ==========

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



11.   RELATED PARTY TRANSACTIONS

      (A)   TRANSACTIONS WITH FORMER PRESIDENT

            On October 30, 1996, the Board of Directors approved the sale of one of the condominium buildings under construction to a company controlled by the Company's President and Chief Executive Officer. The building to be sold contains four units for which deposits for the full sales price have been received by the Company. The purchaser agreed to purchase all of the apartments in the building, except for one, for $1,479,653. The sale will be recognized upon the receipt of the move-in permits in April 1998.

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

            It was further agreed that 250,000 stock options which were granted to the President under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of 1993 will not terminate but will continue to be governed by the original terms of the options. The aforementioned $372,000 relating to the cancellation of the President's employment agreement and $600,000 relating to the extension of the period of exercisability of the President's options were charged to operations during the fourth quarter of 1996.

12.   SUBSEQUENT EVENT

            Pursuant to letter of intent from an underwriter, the Company intends to enter into an Underwriting Agreement to publicly offeer, sell and distribute 800,000 units at $6 per unit consisting of one share of Convertible Preferred Stock and one Common Stock Purchase Warrant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

OPERATIONS

The Company was organized on November 9, 1992. It was in the development stage through December 31, 1993 and has been unprofitable to date. Through its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi Rt. ("Teleconstruct") the Company built for sale two luxury 14-unit condominiums in Budapest. During 1996 and 1997, the Company sold 13 of the 14 apartments in one of the buildings prior to their completion to its former president, who agreed to finance the completion of the other building. In April 1998, the Company completed the construction of the two condominium buildings and received final move-in permits from the Building Department of the City of Budapest. In April 1998, the Company also net leased Building B to an unaffiliated person for a net monthly rental of $22,000 for a five year term. The net lease also contained an option to purchase Building B for the sum of $2,000,000, plus VAT taxes, if any, during any time during the lease period.

In January 1997, the Company acquired three operating Internet service provider businesses and has consolidated the three businesses under one roof. Revenues from the Internet business amounted to $434,900 and $286,252 for the three months ended March 31, 1998 and 1997, respectively.

In February 1997, the Company's Chairman of the Board resigned as an officer, director and employee, and agreed to a cancellation of his employment agreement upon payment of $50,000, which represented the approximate amount owed to him with respect to 1996 salary. In addition, 125,000 stock options which were granted to him under his employment agreement will not terminate as a result of the resignation, but will continue to be governed by the original terms of the options. Compensation of $100,000 was charged to operations for the year ended December 31, 1997, relating to the period of exercisability of the options.

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

For the three months ended March 31, 1998, the Company incurred a net loss of $166,351 ($.03 per share); the net loss for the three months ended March 31, 1997 amounted to $679,115 ($ .24 per share).

Revenues for the three months ended March 31, 1998 amounted to $435,368, compared with revenues of $286,252 for the three months ended March 31, 1997.

The acquisition of the Internet business in 1997 resulted in goodwill of approximately $1,900,000, which is being amortized over five years; amortization for the three months ended March 31, 1998 and 1997 amounted to $97,000 and $86,000, respectively.

Financing costs of $59,924 incurred in connection with the sale of convertible debentures were charged to operations for the first quarter of 1997, since a substantial portion of the debentures were expected to be converted to common stock within a short period. There were no such costs during the first quarter of 1998.

Interest expense for the three months ended March 31, 1997 includes $150,000, of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common Stock's market price.

LIQUIDITY AND CAPITAL RESOURCES

In October 1996, the Company sold a private placement consisting of 550,000 shares of common stock and 550,000 common stock purchase warrants exercisable at $2 per share (subsequently reduced to $1.25 per share) at any time from October 1, 1997 until September 30, 2001 for net proceeds of approximately $973,000 after deducting placement agent fees and offering expenses of approximately $127,000.

From November 1, 1996 to December 31, 1997, the Company sold $1,642,500 of 10% convertible debentures due two years from the date of sale to foreign investors outside the United States in private placements, receiving aggregate net proceeds of approximately $1,389,500 after deducting placement agent fees and offering expenses of approximately $279,000. No sales of 10% convertible debentures were made during the first quarter of 1998.

From November 1, 1996 to December 31, 1997, debentures of $1,492,500 and accrued interest of $46,159 were converted into 2,677,646 shares of common stock. During the three months ended March 31, 1998, an additional $50,000 of debentures were converted into 228,310 shares of common stock.


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

The Company is planning to raise additional funds by issuing shares of its preferred stock in a public offering during 1998. The offering would cover 920,000 units (each unit consisting of one share of preferred stock and one common stock purchase warrant).

The Company currently anticipates that its available cash resources, combined with the net proceeds from the public offering, will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complimentary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's existing and new service offerings and competing technological and market developments. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.


THE YEAR 2000

The Company is currently evaluating the impact of the Year 2000 on its management and information systems. At this time, management believes that the impact of the Year 2000 will have no material effect on its operations or financial results.

INFLATION AND SEASONALITY

The rate of inflation in Hungary was 18% in 1997 as compared with 23% for 1996 and 28% for 1995. Prices have been rising rapidly in recent years.

Internet operations are not seasonal or dependent on weather conditions.


FOREIGN CURRENCY

The Company will be subject to significant foreign exchange risk. There are currently no meaningful ways to hedge currency risk in Hungary. Therefore, the Company's ability to limit its exposure to currency fluctuations is significantly restricted. Although the forint has become exchangeable outside Hungary, there is not yet a freely convertible exchange market in place for the forint. In addition, Hungarian law permits the repatriation of foreign currency only for dividends to the extent of capital investment and earnings, as determined under applicable Hungarian law. There can be no assurances as to the future exchangeability or convertibility of forints.

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









                (j)     Employment agreement between Registrant and Peter E.
                        Klenner** and termination agreement dated October 30,
                        1996, and agreement for sale of condominium unit to M&A
                        as amended***
                (k)     Employment agreement between Registrant and Frank R.
                        Cohen** and modification of employment agreement***
                (l)     Letter of Intent agreement between Registrant and Raba-Com
                        Rt.***
                (m)     Letter of Intent agreement between Registrant and Kelet-Nograd
                        Rt.***
                (n)     Letter of Intent agreement between Registrant and 3
                        Pilistav villages for installation of cable in those
                        areas***
                (o)     Lease agreement between Registant's subsidiary EUnet Kft. and
                        Varosmajor Passage, Kft. for office space***
                (p)     Acquisition agreement between Registrant and KFKI
                        Computer Systems Corp. dated December 13,1996***
                (q)     Acquisition agreement between Registrant and E-Net
                        Hungary***
                (r)     Acquisition agreement between Registrant and MS
                        Telecom Rt.***
                (s)     Employment agreement between Registrant and
                        Imre Kovats***
                (t)     Employment agreement between Registrant and
                        Csaba Toro***
                (u)     Promissory Note from Registrant to HBC***
                (v)     Communication services agreement between Registrant and MCI
                        Global Resources, Inc.****
                (w)     1998 Directors Stock Option Plan (subject to approval of
                        the Company's shareholders at the next annual
                        shareholder meeting to be held in 1998)***
                (x)     Lease and option agreement for Building B as of April 1,
                        1998 with Hafisa Kft.****
                (y)     License agreement between Gric Communications, Inc. and Euroweb
                        International Corp.****


       All Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
** Filed with Form 8-K as of February 17, 1994 *** Filed with Form 10-KSB for year ended December 31, 1996 **** Filed with Form 10-QSB for quarter ended September 30, 1997 ***** Filed with Form 10-KSB for year ended December 31, 1997

      B. No reports on Form 8-K have been filed during the last quarter covered by this report on Form 10-QSB

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 20 th day of May 1998.




                           EUROWEB INTERNATIONAL CORP.




                          By /s/Frank R. Cohen
                             ---------------------------
                              Frank R. Cohen
                              Chairman of the Board