Form 10QSB/A
period 1998-03-31
EUROWEB INTERNATIONAL CORP
filed 1998-06-08
CIK 905428

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A



(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended MARCH 31, 1998
[X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________     to___________
               Commission file number 1-1200


                           EUROWEB INTERNATIONAL CORP.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                          13-3696015
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                    445 PARK AVENUE, 15TH FLOOR, NEW YORK, NY 10022
                    -----------------------------------------------
                          (Address of principal executive
                                    offices)

                                 (212) 758-9870
                            -------------------------
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


COMMON STOCK, $.001 PAR VALUE                     5,178,246 SHARES
-----------------------------             ------------------------------
              (Class)                     (Outstanding at March 31, 1998)

Transitional Small Business Disclosures Format (Check one): Yes [ ]    No   [X]

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX



PART I.       Financial Information

Item 1.       Financial Statements

   Consolidated balance sheets as of March 31, 1998
      (unaudited) and December 31, 1997 (audited) ..................................     2

   Consolidated statements of loss and comprehensive loss (unaudited)
      for the three months ended March 31, 1998 and 1997 ...........................     3

   Consolidated statements of stockholders' equity (unaudited)
      for the three months ended March 31, 1998 and 1997 ...........................     4

   Consolidated statements of cash flows (unaudited) for the
      three months ended March 31, 1998 and 1997 ...................................     5

   Notes to consolidated financial statements (unaudited) ..........................     6

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations ......................    17


PART II.      Other Information ....................................................    21


Signature ..........................................................................    23


                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS



                                                                   MARCH 31, 1998            DECEMBER 31, 1997
                                                                    (Unaudited)                  (Audited)
                                                                   --------------            -----------------
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                    $  543,314                     $ 697,948
      Accounts receivable, less allowance for doubtful
           accounts of $39,216                                        486,870                       172,437
      Receivable from Hungarian Broadcasting Corporation              552,460                       546,053
      Prepaid and other current assets                                 81,319                       103,073
                                                                   ----------                    ----------
              Total current assets                                  1,663,963                     1,519,511

      Property and equipment, less accumulated
       depreciation of $121,311 and $102,402                          204,430                       240,887
      Condominium building, net of $718,870 allowance
        for reduction to market value, held for sale                1,600,000                            --
      Construction in progress, net of $1,350,000
        allowance for reduction to market value                            --                     3,279,900
      Goodwill, less accumulated amortization of
       $480,000 and $383,000                                        1,454,968                     1,529,912
      Other                                                           101,290                        70,094
                                                                   ----------                    ----------

                                                                   $5,024,651                    $6,640,304
                                                                   ==========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Note payable to Hungarian Broadcasting Corporation           $  373,704                    $  368,456
      Payable to former owners of acquired businesses                 176,000                       191,000
      Accounts payable and accrued expenses                           990,595                       789,623
                                                                   ----------                    ----------
              Total current liabilities                             1,540,299                     1,349,079

   10% CONVERTIBLE DEBENTURES                                         100,000                       150,000

   DEFERRED REVENUE                                                    50,000                     1,589,653
                                                                   ----------                    ----------
           Total liabilities                                        1,690,299                     3,088,732
                                                                   ----------                    ----------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value - shares
           authorized 5,000,000; no shares outstanding
      Common stock, $.001 par value - shares
           authorized 15,000,000; issued and
           outstanding 5,178,246 and 4,949,936                          5,178                         4,950
      Additional paid-in capital                                   18,804,997                    18,755,225
      Accumulated deficit                                         (15,427,788)                   (15,172,703)
      Accumulated other comprehensive loss:                                --                             --
           Foreign currency translation adjustment                    (48,035)                       (35,900)
                                                                   ----------                    ----------
              Total stockholders' equity                            3,334,352                     3,551,572
                                                                   ----------                    ----------

                                                                   $5,024,651                    $6,640,304
                                                                   ==========                    ==========



          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                   (Unaudited)




                                                                 Three Months Ended
                                                                      March 31,
                                                                 ------------------
                                                                   1998        1997
                                                                 ------       -----
REVENUES
   Internet                                                  $  384,900    $ 286,252
   Construction income                                        1,724,468           --
                                                              ---------    ---------
           Total                                              2,109,368      286,252
                                                              ---------    ---------

EXPENSES(INCOME)
   Cost of construction                                       1,723,870           --
   Compensation and related costs                               165,946      237,667
   Network costs                                                171,240       75,161
   Consulting and professional fees                              43,450       92,390
   Rent                                                          33,004       32,287
   Depreciation and amortization
      of property and equipment                                  19,073       20,408
   Amortization of goodwill                                      97,000       86,000
   Interest and dividend income                                 (16,708)     (19,000)
   Interest expense                                              33,612      183,197
   Financing costs                                                  --        59,924
   Foreign currency loss                                         41,576       74,424
   Other                                                         52,390      122,909
                                                              ---------    ---------

           Total                                              2,364,453      965,367
                                                              ---------    ---------


Net loss                                                       (255,085)    (679,115)

Other comprehensive loss
   Foreign currency translation loss                            (12,135)         --
                                                              ---------    ---------

Comprehensive loss                                           $ (267,220)  $ (679,115)
                                                              ==========   =========

Net loss per share - basic and diluted                       $     (.05)    $   (.24)
                                                              ==========   =========

Weighted average number of common
   shares outstanding                                         5,026,039    2,815,255
                                                              ==========   =========


           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                                     Accumulated
                                                            Common Stock         Additional                            Other
                                                            ------------          Paid-in         Accumulated       Comprehensive
                                                        Shares         Amount     Capital          Deficit             Loss
                                                       --------       -------     -------         -----------        ------------
THREE MONTHS ENDED MARCH 31, 1998:


   Balance, January 1, 1998                            4,949,936       $4,950   $18,755,225      $(15,172,703)        $ (35,900)

   Issuance of shares on conversion
      of debentures                                      228,310          228        49,772            -                 -

   Net loss for the period                                 -             -            -              (255,085)           -

   Foreign currency translation loss                       -             -            -               -                 (12,135)
                                                        --------     ---------     -----------    ------------        ---------

   Balance, March 31, 1998                             5,178,246       $5,178   $18,804,997       $15,427,788          $(48,035)
                                                       =========       ======   ===========       ===========         =========



THREE MONTHS ENDED MARCH 31, 1997:

   Balance, January 1, 1997                            2,476,269     $2,476     $17,189,447      $(13,165,475)$          -

   Issuance of put options on common stock
      issued in connection with acquisitions             -             (144)       (359,856)          -                  -

   Compensation relating to the
      extension of the period of
      exercisability of former
      officers' options                                  -             -           125,000            -                  -

   Issuance of shares on conversion
      of debentures                                      648,905        649        505,668            -                  -

   Incremental interest from
      revaluation of convertible
      debentures                                         -             -           150,000            -                -

   Net loss for the period                               -             -               -             (679,115)          -
                                                        --------     ---------     -----------    ------------        ---------

   Balance, March 31, 1997                             3,125,174       $2,981   $17,610,259      $(13,844,590)  $          -0-
                                                       =========       ======   ===========       ===========         =========


           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                   1998         1997
                                                                                 ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $(255,085)   $(679,115)
   Adjustments to reconcile net loss to
      net cash provided by(used in) operating activities:
         Depreciation and amortization of property and equipment                    19,073       20,408
         Amortization of goodwill                                                   97,000       86,000
         Amortization of imputed interest income                                      --        (13,000)
         Options granted/extended as compensation                                     --        125,000
         Incremental interest on revaluation of
            convertible debentures                                                    --        150,000
         Interest on debentures paid in shares of
            capital stock                                                             --         11,317
         Foreign currency loss                                                      41,576       74,424
         Changes in operating assets and liabilities:
            (Increase)decrease in:
               Accounts receivable                                                (224,433)    (165,290)
               VAT refund receivable                                                  --         30,929
               Receivables from related parties                                       --            616
               Prepaid and other assets                                              8,189      (29,388)

             Increase(decrease) in:
               Accounts payable and accrued expenses                               200,972      440,088
               Compensation payable to officers                                       --        (50,000)
               Payable to former owners acquired businesses                        (15,000)      87,648
               Deferred revenue                                                     50,000         --
                                                                                 ---------    ---------

      Net cash provided by(used in) operating  activities                          (77,708)      89,637
                                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Receivable from Hungarian Broadcasting Corporation                               (1,159)       8,655
   Acquisition of Internet Service Companies, net of cash acquired                    --       (481,801)
   Acquisition of property and equipment                                              --       (321,348)
   Acquisition of intangibles                                                      (22,056)        --
                                                                                 ---------    ---------

      Net cash used in investing activities                                        (23,215)    (794,494)
                                                                                 ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible debt                                         --        395,000
                                                                                              ---------
   Proceeds from note payable to Hungarian Broadcasting Corporation                   --        350,000
                                                                                 ---------    ---------

      Net cash provided by financing activities                                       --        745,000
                                                                                 ---------    ---------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                    (53,711)     (74,424)
                                                                                 ---------    ---------

DECREASE  IN CASH AND CASH EQUIVALENTS                                            (154,634)     (34,281)

   Cash and cash equivalents at beginning of period                                697,948      495,703
                                                                                 ---------    ---------

   Cash and cash equivalents at end of period                                    $ 543,314    $ 461,422
                                                                                 =========    =========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock upon conversion of debentures and accrued interest   $  50,000    $ 506,317
          See accompanying notes to consolidated financial statements            =========    =========


           See accompanying notes to consolidated financial statements

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


 2.   ORGANIZATION AND BUSINESS

      The Company is a Delaware corporation which was organized on November 9, 1992. Its wholly-owned Hungarian subsidiary, Teleconstruct, was organized on March 19, 1993 and is currently holding for sale a luxury 14-unit condominium building in Budapest. (See Note 7).

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

5.    CASH CONCENTRATION

      At March 31, 1998, cash of $389,212, denominated in U.S. dollars, was on deposit with two money market funds and a major money center bank in the United States. In addition, $154,102 was on deposit in Hungarian banks.

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


7.    CONSTRUCTION-IN-PROGRESS AND CONDOMINIUM BUILDING - HELD FOR SALE

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

      (b) As of December 31, 1997, deposits of $1,589,653 out of a total sales price of $1,679,653 were received for all of the apartments in one of the condominium buildings. All the deposits for the apartments with the exception of one for $200,000 were received from the Company's former President. Move-in permits were obtained and the sale of the apartments was recognized in the three months ended March 31, 1998. The sales price of these apartments approximates the cost of the apartments net of the allocated provision for write-down.

      (c) The second condominium building for which move-in permits have also been obtained has been leased under a net lease which provides for monthly rentals of $22,000 for a period of five years. The lessee has the right to purchase the leased building for $2,000,000 during the lease period.

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

             The unconverted debentures of $150,000 at December 31, 1997 and $100,000 at March 31, 1998 are due as follows:

                                         December 31,           March 31,
                                             1997                 1998
                                         -----------          -----------
                                                              (unaudited)

January 1999                              $ 50,000               $     --
April 1999                                 100,000                100,000
                                          --------               --------
                                          $150,000               $100,000



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

 9.   STOCK OPTION PLAN AND WARRANTS

      (a) Stock Options

             The Company has a Stock Option Plan (the "Plan"). An aggregate of 100,000 shares of Common Stock are authorized for issuance under the Plan. On May 14, 1996, the stockholders approved an increase in the number of stock options available under the Plan to 350,000. At December 31, 1997, 90,000 stock options which were available under the Plan were granted to the Company's officers and directors in April 1998. Plan provides that incentive and nonqualified options may be granted to officers and directors and consultants to the Company. The Plan may be administered by either the Board of Directors or a committee of three directors appointed by the Board (the "Committee"). The Board or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

             Options granted under the Plan are exercisable for a period of up to ten years from the date of grant. Options terminate upon the optionee's termination of employment or consulting arrangement with the Company, except that, under certain circumstances, an optionee may exercise an option within the three-month period after such termination of employment.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

             Transactions involving options granted under the Plan during the year ended December 31, 1997 are summarized below:

                                                                      Weighted
                                                        Number         Average
                                                        of            Exercise
                                                        Shares          Price
                                                       --------       ---------

             Outstanding, January 1,                    775,000         $1.71
             Granted                                    240,000         $1.77
             Cancelled                                 (195,000)        $2.33
                                                       --------
             Outstanding, December 31,                  820,000         $1.39
                                                       ========         =====
             Exercisable                                720,000         $1.32
                                                       ========         =====

             The following table summarizes information about stock options outstanding under the Plan at December 31, 1997:



                                               Options Outstanding                      Options Exercisable
                                               -------------------                      -------------------
                                                             Weighted
                                                             Average                 Weighted                           Weighted
                        Range of                             Remaining               Average                            Average
                      Exercisable           Number          Contractual             Exercisable         Number         Exercisable
                        Prices           Outstanding           Life                    Price          Exercisable         Price
                      -----------       ------------       -----------             -----------        -----------      -----------

                       $1.00-3.38       820,000               2.6                     $ 1.39           720,000            $ 1.32
                       ==========     ============         ============             ===========      ===========          ======





                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                     On August 26, 1997, the Board of Directors approved an increase in the number of shares of common stock to be available under the Company's 1993 Incentive Stock Option Plan from 350,000 to 700,000. This action is subject to approval of the Company's shareholders at the next annual shareholder meeting to be held in July 1998.

                     As part of its expansion plans into other countries of Central Europe, the Company retained Eurus Capital Corporation as its consultant in Poland to provide various services for a period of two years, including market surveys, advise regarding the political, economic and regulatory conditions in Poland, considerations of possible funding sources, seeking potential joint venture parties and identifying possible acquisitions. For its services, the Company granted an option to Eurus in April 1998 to acquire 300,000 shares of the Company's common stock at a price of $1.125 per share for a period expiring on April 20, 2001.

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

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

              In February 1997, the former President of the Company was retained as a consultant to the Company to oversee the Company's real estate interests and Internet business. He agreed to render consulting services for a two-year period for a fee of 100,000 five-year options exercisable at $2.00 per share. Compensation of $50,000 relating to these options is being charged to operations over a two-year period.

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

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




           Year Ending
           DECEMBER 31,
           ------------
              1998                           $  424,000
              1999                              424,000
              2000                              424,000
              2001                              190,000
              2002                              190,000
                                             ----------
                                             $1,652,000



11.   RELATED PARTY TRANSACTIONS

      (a)   Transactions with Former President

            On October 30, 1996, the Board of Directors approved the sale of one of the condominium buildings under construction to a company controlled by the Company's President and Chief Executive Officer. The building contains fourteen units for which deposits for the full sales price have been received by the Company. The purchaser agreed to purchase all of the apartments in the building, except for one, for $1,479,653. Move-in permits were received and the sale was recognized in the three months ended March 31, 1998.

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

12.   ACQUISITIONS

            On January 2, 1997, the Company acquired three Hungarian Internet service companies for a purchase price of approximately $1,913,000, consisting of $1,225,000 in cash ($825,000 paid in 1996), 204,000 shares of common stock of the Company (144,000 issued in 1996), assumption of $128,000 of liabilities, and $356,000 in notes, of which $176,000 is still owed at March 31, 1998 and is payable at various dates through October 31, 1998.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




            The acquisitions have been accounted for using the purchase method of accounting. The cost in excess of net assets acquired (goodwill) of approximately $1,900,000 resulting from these acquisitions is being amortized over 5 years using the straight-line method.

            The Company's consolidated statements of loss for the three months ended March 31, 1998 and March 31, 1997 includes the results of operations of the Internet service companies from the acquisition date.

13.   SUBSEQUENT EVENT

            Pursuant to a letter of intent from an underwriter, the Company intends to enter into an Underwriting Agreement to publicly offer, sell and distribute 800,000 units at $6 per unit consisting of one share of Convertible Preferred Stock and one Common Stock Purchase Warrant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

OPERATIONS

The Company was organized on November 9, 1992. It was in the development stage through December 31, 1993 and has been unprofitable to date. Through its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi Rt. ("Teleconstruct") the Company built for sale two luxury 14-unit condominiums in Budapest. During 1996 and 1997, the Company's former President agreed to purchase 13 of the 14 apartments in one of the buildings and to finance the completion of the other building. The Company completed the construction and recorded the sale during the three months ended March 31, 1998. Construction of the second building also was completed and in April 1998 the Company net-leased the building to an unaffiliated person for a net monthly rental of $22,000 for a five year term. The net lease also contained an option to purchase the building for a sum of $2,000,000 during the lease period.

In January 1997, the Company acquired three operating Internet service provider businesses and has consolidated the three businesses under one roof. Revenues from the Internet business amounted to $384,900 and $286,252 for the three months ended March 31, 1998 and 1997, respectively.

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

In 1998, the Company started a division to develop Internet software to provide electronic commercial-based solutions to perform many business processes. This division was retained by Fornex, an agent of the Budapest Stock Exchange ("BSE"), to develop software to record all transactions on the BSE in real time, which information can be obtained by subscribers of the Fornex service through the Internet. The division has also been retained by Postal Bank, Hungary's second largest bank, to help develop software for home banking use by customers of the bank to enable the customers to transfer funds on deposits at the bank electronically to third parties. The Company is also working on developing software for credit card processing and transaction validation and is negotiating to acquire software companies engaged in phases of Electronic Banking and Electronic Transaction Processing, but it has not yet identified any particular acquisition as of this date.

As part of its expansion plans into the countries of Central Europe, the Company retained Eurus Capital Corporation as its consultant in Poland to provide various services for a period of two years, including market surveys, advise regarding the political, economic and regulatory conditions in Poland, considerations of possible funding sources, seeking potential joint venture parties and identifying possible acquisitions. For its services, the Company granted an option to Eurus in April 1998, to acquire 300,000 shares of the Company's common stock at a price of $1.125 per share for a period expiring on April 20, 2001.

For the three months ended March 31, 1998, the Company incurred a net loss of $255,085 ($.05 per share); the net loss for the three months ended March 31, 1997 amounted to $679,115 ($ .24 per share).

Revenues for the three months ended March 31, 1998 amounted to $2,109,368, compared with revenues of $286,252 for the three months ended March 31, 1997.

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

PAGE>







               (j) Employment agreement between Registrant and Peter E. Klenner** and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A as amended***
               (k) Employment agreement between Registrant and Frank R. Cohen** and modification of employment agreement***
               (l) Letter of Intent agreement between Registrant and Raba-Com Rt.***
               (m) Letter of Intent agreement between Registrant and Kelet-Nograd Rt.***
               (n) Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas***
               (o) Lease agreement between Registant's subsidiary EUnet Kft. and Varosmajor Passage, Kft. for office space***
               (p) Acquisition agreement between Registrant and KFKI Computer Systems Corp. dated December 13,1996***
               (q)     Acquisition agreement between Registrant and E-Net
                       Hungary***
               (r)     Acquisition agreement between Registrant and MS
                       Telecom Rt.***
               (s) Employment agreement between Registrant and Imre Kovats***
               (t) Employment agreement between Registrant and Csaba Toro***
               (u)     Promissory Note from Registrant to HBC***
               (v) Communication services agreement between Registrant and MCI Global Resources, Inc.****
               (w) 1998 Directors Stock Option Plan (subject to approval of the Company's shareholders at the next annual shareholder meeting to be held in 1998)***
               (x) Lease and option agreement for Building B as of April 1, 1998 with Hafisa Kft.*****
               (y)     License agreement between Gric Communications, Inc.
                       and Euroweb International Corp.*****

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

     B. No reports on Form 8-K have been filed during the last quarter covered by this report on Form 10-QSB

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 8th day of June 1998.




                               EUROWEB INTERNATIONAL CORP.




                               By /s/Frank R. Cohen
                                  --------------------------
                                  Frank R. Cohen
                                  Chairman of the Board