Form 10QSB
period 1998-06-30
EUROWEB INTERNATIONAL CORP
filed 1998-08-14
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-QSB



(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
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


Common Stock, $.001 par value                        5,306,750 Shares
              (Class)                         (Outstanding at June 30, 1998)


Transitional Small Business Disclosures Format (Check one): Yes     No  X

                       EUROWEB INTERNATIONAL CORP.


                                  INDEX



PART I.     Financial Information

Item 1.     Financial Statements

  Consolidated balance sheets as of December 31, 1997 (audited)
       and June 30, 1998 (unaudited)                                      2

  Consolidated statements of loss and comprehensive loss (unaudited)
       for the three months ended June 30, 1997 and 1998 and the six
       months ended June 30, 1997 and 1998                                3

  Consolidated statements of stockholders' equity (unaudited)
       for the six months ended June 30, 1997 and 1998                    4

  Consolidated statements of cash flows (unaudited) for the
       six months ended June 30, 1997 and 1998                            5

  Notes to consolidated financial statements (unaudited)                  6

Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         16


PART II.    Other Information                                            20


Signature                                                                22

                       EUROWEB INTERNATIONAL CORP.
                       CONSOLIDATED BALANCE SHEETS

                                              December 31, 1997  June 30, 1998
                                                 (Audited)         (Unaudited)
ASSETS

  Current Assets
   Cash and cash equivalents                       $  697,948      $  263,089
   Accounts receivable, less
      allowance for doubtful accounts
      of $39,216 and $37,293                         172,437         194,903
   Receivable from Hungarian Broadcasting
      Corporation                                     546,053         556,372
   Prepaid and other current assets                   103,073          79,165
        Total current assets                        1,519,511       1,093,529

  Property and equipment, less accumulated
   depreciation of $102,402 and $148,594              240,887         224,060
  Condominium building held for sale, net
   of $718,870 allowance for reduction
   to market value, and accumulated depreciation
   of $10,000                                           -           1,590,000
  Construction in progress, net of $1,350,000
   allowance for reduction to market value          3,279,900            -
  Goodwill, less accumulated amortization of
   $383,000 and $577,000                            1,529,912       1,364,707
  Other                                                70,094         205,018
                                                   $6,640,304      $4,477,314

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
   Note payable to Hungarian Broadcasting
      Corporation                                  $  368,456      $  378,954
   Payable to former owners of acquired
      businesses                                      191,000          76,000
   Accounts payable and accrued expenses              789,623        632,618
            Total current liabilities               1,349,079       1,087,572

  10% Convertible Debentures                          150,000           -
  Deferred Revenue                                  1,589,653         46,000
        Total liabilities                           3,088,732      1,133,572

  Commitments and Contingencies

  Stockholders' Equity
   Preferred stock, $.001 par value - shares
      authorized 5,000,000; no shares outstanding        -              -
   Common stock, $.001 par value - shares
      authorized 15,000,000; issued and
      outstanding 4,949,936 and 5,306,750               4,950          5,307
   Additional paid-in capital                      18,755,225     18,916,550
   Accumulated deficit                             (15,172,703)   (15,549,807)
   Accumulated other comprehensive loss:
     Foreign currency translation adjustment          (35,900)       (28,308)
        Total stockholders' equity                   3,551,572     3,343,742
                                                     $6,640,304   $4,477,314

       See accompanying notes to consolidated financial statements.

           EUROWEB INTERNATIONAL CORP.
           CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                (Unaudited)




                                Three Months Ended    Six Months Ended
                                    June 30,                June 30,
                                1997       1998         1997       1998
Revenues
 Internet                   $  321,828 $  455,100  $   608,080  $  840,000
 Construction income              -          -           -       1,724,468
 Rent income                      -        66,000        -          66,000
      Total                    321,828    521,100     608,080    2,630,468

Expenses(Income)
 Cost of construction             -          -           -       1,723,870
 Compensation and related
   costs                       148,450    150,999     386,117      316,945
 Network costs                 119,332    282,029     194,493      453,269
 Consulting and
   professional fees           110,972     49,674     203,362       93,124
 Rent                           22,906     32,589      55,193       65,593
 Depreciation and
   amortization of
   property and equipment       33,860     37,119      54,268       56,192
 Amortization of goodwill      105,000     97,000     191,000      194,000
 Interest and dividend income  (21,211)   (10,142)    (40,211)     (26,850)
 Interest expense              195,320     13,322     378,517       15,117
 Financing costs                73,779       -        133,703         -
 Foreign currency (gain)loss     1,337    (35,428)     75,761        6,148
 Loss on sale of office
    condominium unit            75,000       -         75,000         -
 Other                         189,661     25,957     312,570      110,164

      Total                   1,054,406    643,119   2,019,773   3,007,572

Net loss                       (732,578)  (122,019) (1,411,693)   (377,104)

Other comprehensive gain:
 Foreign currency
   translation gain                -        19,727        -          7,592


Comprehensive loss           $ (732,578) $ (102,292) $(1,411,693$ (369,512)


Net loss per share - basic
 and diluted                 $     (.23) $     (.02) $      (.47)$    (.07)

Weighted average number of
  common shares outstanding   3,197,570    5,210,725   3,007,469 5,118,892


         See accompanying notes to consolidated financial statements

                          EUROWEB INTERNATIONAL CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                             Accumulated
                                    Additional                  Other
                     Common Stock     Paid-in  Accumulated    Comprehensive
                     Shares  Amount  Capital     Deficit          Loss


SIX MONTHS ENDED
   JUNE 30, 1997:

 Balance,
   January 1, 1997  2,476,269 $2,476 $17,189,447 $(13,165,475)    $   -

 Issuance of put
   options on
   common stock
   issued in
   connection with
   acquisitions      (144,000)  (144)   (359,856)      -              -

 Compensation
   relating to the
   extension of the
   period of
   exercisability of
   former
   officers' options      -      -       125,000       -              -

 Issuance of shares
   on conversion of
   debentures         845,484    846     604,589       -              -

 Incremental interest
   from revaluation
   of convertible
   debentures            -       -       304,000       -              -

 Net loss for the
   period                -        -          -    (1,411,693)         -

 Balance,
   June 30, 1997    3,177,753 $3,178 $17,863,180$(14,577,168)      $  -



SIX MONTHS ENDED JUNE 30, 1998:

 Balance,
   January 1, 1998  4,949,936 $4,950 $18,755,225$(15,172,703)  $(35,900)

 Issuance of shares
   on conversion of
   debentures         356,814    357     161,325       -              -

 Net loss for the
   period                -       -          -       (377,104)         -

 Foreign currency
   translation gain      -        -         -           -            7,592

 Balance,
   June 30, 1998    5,306,750 $5,307 $18,916,550$(15,549,807)     $(28,308)


         See accompanying notes to consolidated financial statements.

                          EUROWEB INTERNATIONAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                      1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                        $(1,411,693)     $(377,104)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization of
        property and equipment                        54,268         56,192
     Amortization of goodwill                        191,000        194,000
      Amortization of imputed interest income        (26,000)          -
      Options granted/extended as compensation       125,000           -
      Incremental interest on revaluation of
       convertible debentures                        304,000           -
      Interest on debentures paid in shares of
       capital stock                                  20,435         11,682
      Loss on sale of property                        75,000            247
      Foreign currency loss                           75,761          6,148
      Changes in operating assets and liabilities:
       (Increase)decrease in:
         Accounts receivable                        (219,133)        67,534
         VAT refund receivable                        19,396           -
         Receivables from related parties                616           -
         Prepaid and other assets                    (65,030)      (111,016)
       Increase(decrease) in:
         Accounts payable and accrued expenses       395,728       (157,005)
         Compensation payable to officers            (50,000)          -
         Payable to former owners of
            acquired businesses                         -          (115,000)
         Deferred revenue                               -            46,000
         Payable to former officer                   125,059           -

   Net cash used in operating activities            (385,593)      (378,322)

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivable from Hungarian Broadcasting
    Corporation, net                                  16,084            179
 Acquisition of Internet Service Companies,
    net of cash acquired                            (458,629)          -
 Acquisition of property and equipment and
    construction in progress                        (477,023)       (29,365)
 Proceeds from sale of office condominium unit       134,000           -
 Acquisition of intangibles                             -           (28,795)

   Net cash used in investing activities            (785,568)       (57,981)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of convertible debt          780,000           -
 Proceeds from note payable to Hungarian
     Broadcasting Corporation                        350,000           -

   Net cash provided by financing activities       1,130,000           -

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH      (75,761)         1,444

DECREASE IN CASH AND CASH EQUIVALENTS               (116,922)      (434,859)

 Cash and cash equivalents at beginning
    of period                                        495,703        697,948

 Cash and cash equivalents at end of period        $  378,781    $  263,089


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                      $  NONE      $    6,000

SUPPLEMENTAL NONCASH INVESTING AND
  FINANCING ACTIVITIES:
 Issuance of common stock upon conversion
   of debentures and accrued interest             $  605,435     $  161,682

          See accompanying notes to consolidated financial statements.

                      EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



 1.   Summary of Significant Accounting Policies

      (a) Principles of Consolidation

          The consolidated financial statements include the accounts of EuroWeb International Corp., formerly Hungarian Teleconstruct Corp., (the "Company") and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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

      (c) Fiscal Year

          The Company's reporting period is the fiscal year ending December 31

      (d) Revenue Recognition

          Revenues from monthly Internet services are recognized in the month in which the services are provided.

          Sales of constructed condominium apartments are recognized when collection of the sales price is assured.

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

      (j) Goodwill

          Goodwill is amortized on a straight-line basis over its estimated useful life of five years. The Company periodically evaluates goodwill based upon the expected undiscounted cash flow from the acquired businesses.

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

      (m) Net Loss Per Share

          During 1997, the FASB issued SFAS No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. This statement became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. Although SFAS No. 128 requires that all periods presented be restated to comply with the provisions of this statement, no restatement was required since the Company's basic net loss per share and primary loss per share for the three months and six months ended June 30, 1997 were the same.

      (n) Comprehensive Income

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 became effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier periods. The Company adopted SFAS No. 130 as of January 1, 1998.

 2.   Organization and Business

      The Company is a Delaware corporation which was organized on November 9, 1992. Its wholly-owned Hungarian subsidiary, Teleconstruct, was organized on March 19, 1993 and is currently holding for sale a luxury 14-unit condominium building in Budapest. (See Note 7).

      On January 2, 1997, the Company acquired three Hungarian Internet service companies for a purchase price of approximately $1,913,000, of which $76,000 is still owed at June 30, 1998 and is payable at various dates through October 31, 1998.

                      EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



      These acquisitions have been accounted for using the purchase method of accounting. The Company is operating the Internet service companies through its wholly-owned subsidiary, EuroWeb Rt.

3.    Interim Periods

      The accompanying consolidated financial statements for the three months and six months ended June 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

4.    Incorporation by Reference

      Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

5.    Cash Concentration

      At June 30, 1998, cash of $129,330, denominated in U.S. dollars, was on deposit with two money market funds and a major money center bank in the United States. In addition, $133,759 was on deposit in Hungarian banks.

6.    Advances to, Payable from and Investment in HBC

      (a) At June 30, 1998, the balance receivable from HBC represents loans, advances and accrued interest receivable. The receivable was due June 30, 1997. The Company expects repayment of this receivable during 1998 from a convertible debt offering by HBC. Upon repayment, the Company will pay the loan payable to HBC.

      (b) The Company's prior 9.7% interest in HBC (a public company), represented by 250,000 shares of common stock, was subject to a lock-up agreement through February 7, 1999. On October 29, 1997, the Company sold the 250,000 shares for $649,000 to the then three principals of HBC's underwriter on its previous two public offerings. The sales price was approximately 55% of the market price of HBC's common stock as of the date of the agreement to sell, and approximately 40% at the time of the closing of the sale. The Company recognized a gain of $524,000 based on a carrying value of $125,000.

      (c) In February 1997, the Company borrowed $350,000 from HBC. The loan, which is evidenced by a promissory note with interest at 6% per annum, is payable on the earlier to occur of (1) June 30, 1997, (2) the closing of any offering by the Company of its securities, or (3) sale of any assets by the Company. The loan is secured by the balance of the loan owed by HBC to the Company.

                       EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



 7.   Construction-in-Progress and Condominium Building - Held for Sale

      (a) Construction-in-progress of two luxury 14-unit condominium buildings held for sale included the cost of land ($885,000) and construction costs incurred through December 31, 1997, net of a provision of $1,350,000 to write down to estimated net realizable value. The provision was required based on the real estate market conditions in Budapest.

      (b) As of December 31, 1997, deposits of $1,589,653 out of a total sales price of $1,679,653 were received for all of the apartments in one of the condominium buildings, with the balance received in April 1998. All the deposits for the apartments with the exception of one for $200,000 were received from the Company's former President. Construction was completed in March 1998 and the sale of the apartments was recognized during the three months ended March 31, 1998. The sales price of these apartments approximated the cost of the apartments net of the allocated provision for write-down of approximately $631,000.

      (c) The second condominium building, for which move-in permits have been obtained, has been leased under a net lease which provides for a monthly rental of $22,000 for a period of five years. The lessee has the right to purchase the leased building for $2,000,000 during the lease period. The building is carried at cost, net of a provision of approximately $719,000 to write down to net realizable value.

 8.   Private Placements

      (a) From November 1, 1996 to December 31, 1997, the Company sold $1,642,500 of 10% convertible debentures due two years from the date of sale to foreign investors outside the United States in private placements, receiving aggregate net proceeds of approximately $1,389,500 after deducting placement agent fees and offering expenses of approximately $253,000. No sales of convertible debentures were made during 1998.

          Commencing 45 days after issuance, the original principal amount of the debentures was convertible into the Company's shares of common stock at a conversion price of 50% of the market price, as defined, of the Company's common stock. From November 1, 1996 to December 31, 1997, debentures of $1,492,500 and accrued interest of $46,159 were converted into 2,677,646 shares of common stock. During the six months ended June 30, 1998, an additional $150,000 of debentures and $11,682 of accrued interest were converted into 356,814 shares of common stock. There were no debentures outstanding at June 30, 1998.

          The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in interest charges of $304,000 to the consolidated statement of loss for the six months ended June 30, 1997. In addition, financing costs of $133,703 incurred in connection with the sale of the debentures were charged to operations in the first six months of 1997, since a substantial portion of the debentures was expected to be converted to common stock within a short period.

                          EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)


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

 9.   Stock Option Plan and Warrants

      (a) Stock Options

          On May 14, 1996, the stockholders approved an increase in the number of stock options available under the Company's Stock Option Plan (the "Plan") to 350,000. At December 31, 1997, 90,000 stock options were available under the Plan and they were granted to the Company's officers and directors in April 1998. These options are exercisable at $1.625 per share for a period of five years.

          For options granted to employees at exercise prices equal to the fair market value of the underlying common stock at the date of grant, no compensation cost is recognized.

          SFAS No. 123 requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Such pro forma information has not been presented because management has determined that the compensation costs associated with options granted in 1997 and 1998 are not material to net loss or net loss per common share.

          Transactions involving options granted under the Plan during the year ended December 31, 1997 are summarized below:

                                                               Weighted
                                              Number           Average
                                                of             Exercise
                                              Shares            Price

           Outstanding, January 1,            775,000            $1.71
           Granted                            240,000            $1.77
           Cancelled                         (195,000)           $2.33
           Outstanding, December 31,          820,000            $1.39
           Exercisable                        720,000            $1.32

                      EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



   The following table summarizes information about stock options outstanding under the Plan at December 31, 1997:

            Options Outstanding                        Options Exercisable
                                 Weighted
                                  Average       Weighted             Weighted
     Range of                    Remaining       Average             Average
    Exercisable     Number      Contractual   Exercisable  Number  Exercisable
      Prices      Outstanding      Life           Price   Exercisable   Price


     $1.00-3.38     820,000       2.6            $ 1.39     720,000     $ 1.32



   (b) Stock Warrants

        The following table summarizes information about stock warrants at December 31, 1997:

                                                  Warrants Outstanding
                                                    and Exercisable

                                               Number            Weighted
                                           Outstanding at         Average
                                            December 31,         Remaining
          Range of exercise prices              1997          Contractual Life

          $ 1.25 - $ 4.00                     555,700                4.8
          $13.20 -  14.75                      87,000                1.7
                                              642,700                4.4

10.   Commitments and Contingencies

      (a) Employment Agreements

          Effective May 1, 1994, the Company entered into three-year employment agreements with three officers. The agreements were subsequently extended by four additional years. The amended agreements provided for aggregate annual compensation of $336,000 for the Chairman of the Board, President and Secretary/Treasurer of the Company, and the granting of options to the three officers to purchase 460,000 shares of common stock of the Company at the exercise price of $1 per share with vesting over a five-year period (20% per year).

          On October 30, 1996, the Company entered into a termination agreement with Peter Klenner, then President, which provided, among other things, for (1) his resignation as an officer, director and employee and (2) the cancellation of his employment agreement upon payment of $372,000, which amount was to be deducted from the amount owed by a company controlled by him in connection with the purchase of one of the Company's condominium buildings.
          Mr. Klenner retained his rights as a stock optionee with respect to his 285,000 (subsequently reduced to 250,000) options granted under his employment agreement and pursuant to the Company's Incentive Stock Option Plan of 1993. Unless he exercises his options within

                      EUROWEB INTERNATIONAL CORP
             Notes to Consolidated Financial Statements
                             (Unaudited)

          five years of the date the options were granted, the options will expire. Compensation expense of $972,000 was charged to 1996 operations as a result of cancelling the President's employment agreement and extending the termination date of his options.

          On December 23, 1996, the Board of Directors extended the employment contracts with Robert Genova, then Chairman of the Board and Frank Cohen, then Secretary-Treasurer, to December 31, 2001 and increased their annual compensation to $144,000 and $120,000, respectively.

          In February 1997, Peter Klenner, the former President of the Company, was retained as a consultant to the Company to oversee the Company's real estate interests and Internet business. He agreed to render consulting services for a two-year period for a fee of 100,000 five-year options exercisable at $2.00 per share. Compensation of $50,000 relating to these options is being charged to operations over a two-year period.

          Also in February, 1997, Robert Genova, the Company's then Chairman of the Board, resigned as an officer, director and employee, and agreed to a cancellation of his employment agreement upon payment of $50,000, which represented the approximate amount owed to him with respect to 1996 salary. In addition, 125,000 stock options which were granted to him under his employment agreement did not terminate as a result of the resignation, but continue to be governed by the original terms of the options. Compensation of $100,000 has been charged to operations during the first quarter of 1997 relating to the extension of the period of exercisability of the options.
          Mr. Cohen, the Company's Treasurer, was appointed Chairman of the Board with an increase in compensation to $150,000 effective July 1, 1997 and the term of his employment contract was extended to December 31, 2005. The Company will also provide Mr. Cohen with a split dollar life insurance policy in the face amount of $1,000,000 to be structured so that the premium and other costs paid by the Company would be recovered by the Company out of the insurance proceeds.

      (b) Lease Commitment

          The Company leases office space in Budapest, Hungary, under a lease which provides for future minimum annual lease payments of approximately $114,000 through March 31, 2002.

                           EUROWEB INTERNATIONAL CORP.
                   Notes to Consolidated Financial Statements
                                 (Unaudited)




      (c) Service Agreements

          The Company has entered into various communications service agreements with terms in excess of one year in connection with the Internet business which provide for aggregate minimum annual payments by the Company as follows:


                  Year Ending
                  December 31,
                     1998                                      $  424,000
                     1999                                         424,000
                     2000                                         424,000
                     2001                                         190,000
                     2002                                         190,000
                                                               $1,652,000


11.   Subsequent Events

   a)   Underwriting Agreement

        Pursuant to a letter of intent from an underwriter, the Company intends to publicly offer, sell and distribute 1,000,000 units at $6 per unit consisting of one share of Cumulative Convertible Preferred Stock and two Common Stock Purchase Warrants.

   b)   Resolutions Approved by the Board of Directors

        On July 15, 1998, the Board of Directors approved the following resolutions:

        1. To increase the authorized number of shares of stock from 20,000,000 to 30,000,000 shares, consisting of 25,000,000 shares of common stock and 5,000,000 shares of preferred stock. Such resolution is subject to approval by the shareholders.

        2. To increase the number of shares of common stock to be available under the 1993 Stock Option Plan from 350,000 to 700,000. Such resolution is subject to approval by the shareholders.

        3. To appoint Robert Genova as Treasurer and Chief Financial Officer until the pending public offering has been completed. At that time, he will resign the latter position and will assume the position of President at a salary of $72,000 per year for six years.

        4. To enter into an employment agreement (after the completion of the pending public offering) with the Vice President and Managing Director of Hungarian operations at a salary of $96,000 per year for six years.

                    EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



        5. To grant 100,000 six year common stock options each (after completion of the proposed public offering) to the Chairman of the Board, the President and the Vice President. The options will be exercisable at the price established for the common stock in the proposed public stock offering.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Operations

The Company was organized on November 9, 1992. It was in the development stage through December 31, 1993 and has been unprofitable to date. Through its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi Rt. ("Teleconstruct") the Company built for sale two luxury 14-unit condominium buildings in Budapest. During 1996 and 1997, the Company sold one of the apartments in the first building ("Building A") to a third party and agreed to sell the remaining 13 apartments in Building A prior to its completion to M&A Corp. ("M&A"), a corporation wholly owned by Peter Klenner ("Klenner"), its former president. It was agreed that the closing of the sale would take place on the completion of the second building ("Building B"). Klenner agreed to lend the Company funds to complete Building B, which loans were to be applied against his purchase price of Building A. The Company completed Building B in March 1998. The Company leased Building B to an unaffiliated person for a five year term commencing April 1, 1998 at a net rental of $22,000 per month with an option to purchase the building for $2,000,000. The sale of Building A was recognized for accounting purposes in the three months ended March 31, 1998. The Company has no intention at the present time to commence new construction.

In January 1997, the Company acquired three operating Internet service provider businesses and has consolidated the three businesses under one roof. At present, EuroWeb is a leading Internet service provider operating in Hungary that provides full Internet and Web Site solutions and services primarily to businesses. The Company offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. The Company's services include providing access to an international backbone, design of web sites, hosting of web sites, strategy consulting, analysis and design, software development, electronic commerce and discount Fax. The Company markets its services principally to medium-sized and large companies.

In February 1997, Robert Genova, the Company's then Chairman of the Board, resigned as an officer, director and employee, and agreed to a cancellation of his employment agreement upon payment of $50,000, which represented the approximate amount owed to him with respect to 1996 salary. In addition, 125,000 stock options which were granted to him under his employment agreement will not terminate as a result of the resignation, but will continue to be governed by the original terms of the options. Compensation of $100,000 was charged to operations for the year ended December 31, 1997, relating to the period of exercisability of the options.

In February 1997, Peter Klenner, the former President of the Company, was retained as a consultant to the Company to oversee the Company's real estate interests and Internet business. He agreed to render consulting services for a two-year period for a fee of 100,000 five-year options exercisable at $2.00 per share. Compensation of $50,000 relating to these options is being charged to operations over a two-year period.

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

On August 26, 1997, the Board of Directors extended the term of the employment agreement with Frank Cohen, its Chairman of the Board, to December 31, 2005 and included a provision in the contract to provide Mr. Cohen with a split dollar life insurance policy with a face amount of $1,000,000. The policy is to be structured so that the premiums and other costs paid by the Company in connection with the policy would be recovered by the Company out of the proceeds of the policy.

For the six months ended June 30, 1998, the Company incurred a net loss of $377,104 ($.07 per share); the net loss for the six months ended June 30, 1997 amounted to $1,411,693 ($.47 per share).

For the three months ended June 30, 1998 and 1997, the net loss amounted to $122,019 ($.02 per share) and $732,578 ($.23 per share), respectively. The net loss, exclusive of amortization of goodwill for the three months, amounted to $25,019 ($.005 per share) in 1998 compared with $627,578 ($.20 per share) in 1997.

Total revenues for the six months ended June 30, 1998 amounted to $2,630,468, compared with revenues of $608,080 for the six months ended June 30, 1997. Revenues from the Internet business amounted to $840,000 and $608,080 for the six months ended June 30, 1998 and 1997, respectively. The increase of $231,920 in Internet revenues was due primarily to an increase in the number of subscribers.

Cost of construction of $1,723,870 for the six months ended June 30, 1998 represents the costs associated with the construction revenue recognized during the period.

Compensation and related costs decreased to $316,945 for the six months ended June 30, 1998 from $386,117 in 1997. The 1997 amount includes approximately $113,000 more of stock compensation to former officers of the Company than the 1998 amount.

Network costs of $453,269 were incurred for the six months ended June 30, 1998 in connection with the Internet business as compared with $194,493 in the comparable period of 1997. Network costs represent connection fees charged to the Company by the owner of the international and Hungarian telephone lines leased to the Company and subleased by the Company to its subscribers. The increase in network costs was due primarily to the increase in the number of subscribers.

The acquisition of the Internet business in 1997 resulted in goodwill of approximately $1,900,000, which is being amortized over five years; amortization for the six months ended June 30, 1998 and 1997 amounted to $194,000 and $191,000, respectively.

Financing costs of $133,703 incurred in connection with the sale of convertible debentures were charged to operations during the six months ended June 30, 1997, since a substantial portion of the debentures were expected to be converted to common stock within a short period. There were no such costs during 1998.

Interest expense for the six months ended June 30, 1997 includes $304,000 of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common Stock's market price.

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

From November 1, 1996 to December 31, 1997, the Company sold $1,642,500 of 10% convertible debentures due two years from the date of sale to foreign investors outside the United States in private placements, receiving aggregate net proceeds of approximately $1,389,500 after deducting placement agent fees and offering expenses of approximately $253,000. No sales of convertible debentures were made in 1998.

From November 1, 1996 to December 31, 1997, debentures of $1,492,500 and accrued interest of $46,159 were converted into 2,677,646 shares of common stock. During the six months ended June 30, 1998, an additional $150,000 of debentures and $11,682 of accrued interest were converted into 356,814 shares of common stock.

On July 15, 1998, the Board of Directors approved an increase in the authorized number of shares of stock from 20,000,000 shares to 30,000,000 shares, consisting of 25,000,000 shares of common stock and 5,000,000 shares of preferred stock.

The Directors also approved an increase in the number of shares of common stock to be available under the Company's 1993 Incentive Stock Option Plan from 350,000 to 700,000. Both of these actions are subject to future approval by the Company's shareholders.

Pursuant to a letter of intent from an underwriter, the Company intends to publicly offer, sell and distribute 1,000,000 units at $6 per unit consisting of one share of Cumulative Convertible Preferred Stock and two Common Stock Purchase Warrants.

The Company currently anticipates that its current cash position and its cash flows from current operations, together with the proceeds of the proposed public offering, will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. The net proceeds from the proposed offering will be used to support more rapid expansion, develop new or enhanced services and products, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's existing and new service offerings and competing technological and market
developments.   The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

The Year 2000

The Company is currently evaluating the impact of the Year 2000 on its management and information systems. At this time, management believes that the impact of the Year 2000 will have no material effect on its operations or financial results.

Inflation and Seasonality

The rate of inflation in Hungary was 18% in 1997 as compared with 23% in 1996 and 28% in 1995. Prices have been rising rapidly in recent years.

Internet operations are not seasonal.

Foreign Currency

The Company is subject to significant foreign exchange risk. There are currently no meaningful ways to hedge currency risk in Hungary. Therefore, the Company's ability to limit its exposure to currency fluctuations is
significantly restricted.   Although the forint has become exchangeable
outside Hungary, there is not yet a freely convertible exchange market in place for the forint. In addition, Hungarian law permits the repatriation of foreign currency only for dividends to the extent of capital investment and earnings, as determined under applicable Hungarian law. There can be no assurances as to the future exchangeability or convertibility of forints.

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

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   A.   Exhibits* (numbers below reference Regulations S-B)
     (3) (a) Certificate of Incorporation filed November 9, 1992*
         (b) Amendment to Certificate of Incorporation filed July 9, 1997
         (c) By-laws*
     (4) (a) Form of Common Stock Certificate*
         (b) Form of Underwriters' Warrants to be sold to Underwriters*
         (c) Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing*
         (d) Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S***
         (e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D***
     (10)(a) Consulting agreement between Registrant and Klenner Securities
             Ltd.*
         (b) Consulting agreement between Registrant and Robert Genova*
         (c) Consulting agreement between Registrant and Laszlo Modransky*
         (d) 1993 Incentive Stock Option Plan*
         (e) Sharing agreement for space and facilities between Registrant and Hungarian Telephone and Cable Corp.*
         (f) Articles of Association (in English) of Teleconstruct Building
             Corp.*
         (g) Articles of Association (in English) of Termolang Engineering and Construction Ltd.*
         (h) Letter of intent between Teleconstruct Building Corp. and
             Pilistav*
         (i) Employment agreement between Registrant and Robert Genova** and termination agreement dated February 5, 1997***

         (j) Employment agreement between Registrant and Peter E. Klenner** and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A as amended***
         (k) Employment agreement between Registrant and Frank R. Cohen** and modification of employment agreement***
         (l) Letter of Intent agreement between Registrant and Raba-Com Rt.***
         (m) Letter of Intent agreement between Registrant and Kelet-Nograd
             Rt.***
         (n) Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas***
         (o) Lease agreement between Registant's subsidiary EUnet Kft. and Varosmajor Passage, Kft. for office space***
         (p) Acquisition agreement between Registrant and KFKI Computer Systems Corp. dated December 13,1996***
         (q) Acquisition agreement between Registrant and E-Net Hungary***
         (r) Acquisition agreement between Registrant and MS Telecom Rt.***
         (s) Employment agreement between Registrant and Imre Kovats***
         (t) Employment agreement between Registrant and Csaba Toro***
         (u) Promissory Note from Registrant to HBC***
         (v) Communication services agreement between Registrant and MCI Global Resources, Inc.****
         (w) 1998 Directors Stock Option Plan (subject to future approval by the Company's shareholders)***
         (x) Lease and option agreement for Building B as of April 1, 1998 with Hafisa Kft.*****
         (y) License agreement between Gric Communications, Inc. and EuroWeb International Corp.*****


* All Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
**   Filed with Form 8-K as of February 17, 1994
***  Filed with Form 10-KSB for year ended December 31, 1996
**** Filed with Form 10-QSB for quarter ended September 30, 1997
*****Filed with Form 10-KSB for year ended December 31, 1997

   B. No reports on Form 8-K have been filed during the last quarter covered by this report on Form 10-QSB

                             SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 13th day of August 1998.




                               EUROWEB INTERNATIONAL CORP.


                               By  Frank R. Cohen
                                   Chairman of the Board