Form 10QSB
period 1998-09-30
EUROWEB INTERNATIONAL CORP
filed 1998-11-16
CIK 905428

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                           Form 10-QSB



(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to

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


Common Stock, $.001 par value                         6,308,416 Shares
           (Class)                           (Outstanding at September 30, 1998)

Transitional Small Business Disclosures Format (Check one): Yes     No  X

                       EUROWEB INTERNATIONAL CORP.


                                  INDEX



PART I.     Financial Information

Item 1.     Financial Statements

  Consolidated balance sheets as of December 31, 1997 (audited)
       and September 30, 1998 (unaudited)                                2

  Consolidated statements of loss and comprehensive loss (unaudited)
       for the three months ended September 30, 1997 and 1998 and the
       nine months ended September 30, 1997 and 1998                     3

  Consolidated statements of stockholders' equity (unaudited)
       for the nine months ended September 30, 1997 and 1998             4

  Consolidated statements of cash flows (unaudited) for the
       nine months ended September 30, 1997 and 1998                     5

  Notes to consolidated financial statements (unaudited)                 6

Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        18


PART II.    Other Information                                           24


Signature                                                               27

                       EUROWEB INTERNATIONAL CORP.
                       CONSOLIDATED BALANCE SHEETS

                                          December 31, 1997  September 30, 1998
                                             (Audited)          (Unaudited)
ASSETS
  Current Assets
   Cash and cash equivalents                   $  697,948       $  803,918
   Accounts receivable, less allowance
    for doubtful accounts of $39,216
    and $36,986                                   172,437          250,208
   VAT refund receivable                            -              37,776
   Receivable from Hungarian Broadcasting
     Corporation                                 177,597             -
   Investment in Hungarian Broadcasting
     Corporation                                    -             246,698
   Prepaid and other current assets              103,073           32,264

         Total current assets                  1,151,055        1,370,864

   Property and equipment, less accumulated
     depreciation of $102,402 and $178,065       240,887          205,566
   Condominium building held for sale, net
     of $793,870 allowance for reduction
     to market value, and accumulated
     depreciation of $25,000                       -            1,500,000
   Construction in progress, net of
     $1,350,000 allowance for reduction
     to market value                           3,279,900             -
   Goodwill, less accumulated amortization
     of  $383,000 and $674,000                 1,529,912        1,267,707
   Other                                          70,094          121,436

                                              $6,271,848       $4,465,573

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
   Payable to former owners of acquired
     businesses                              $  191,000       $   76,000
   Accounts payable and accrued expenses        789,623          621,980
       Total current liabilities                980,623          697,980

   10% Convertible Debentures                   150,000             -
   Deferred Revenue                           1,589,653           58,041

         Total liabilities                    2,720,276          756,021

  Commitments and Contingencies

  Common stock subject to mandatory
    redemption, $.001 par value, shares
    issued and outstanding 166,666                  -            125,000

  Stockholders' Equity
   Preferred stock, $.001 par value -
    shares authorized 5,000,000; no
    shares outstanding                             -                -
    Common stock, $.001 par value - shares
       authorized 15,000,000;

                         1997       1998
       Issued         4,949,936  6,308,416

       Less shares
        subject to
        mandatory
        redemption        -        166,666

      Issued and
       outstanding    4,949,936  6,141,750        4,950            6,142

    Additional paid-in capital               18,755,225       19,475,655
    Accumulated deficit                     (15,172,703)     (15,939,165)
    Accumulated other comprehensive
      gains(losses):
      Foreign currency translation
        adjustment                             (35,900)         (27,360)
      Unrealized gain on investment in
         Hungarian Broadcasting Corporation       -              69,280
         Total stockholders' equity          3,551,572        3,584,552

                                            $6,271,848       $4,465,573


       See accompanying notes to consolidated financial statements.

                        EUROWEB INTERNATIONAL CORP.
           CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                (Unaudited)




                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                  1997        1998         1997         1998
Revenues
 Internet                       $ 323,625  $ 505,953   $  931,705   $1,345,953
 Construction income                 -          -            -       1,724,468
 Rent income                         -        36,553         -         102,553
      Total                       323,625    542,506      931,705    3,172,974

Expenses(Income)
 Cost of construction                -          -            -       1,723,870
 Compensation and related costs   172,811    167,262      558,928      484,207
 Network costs                    187,243    213,303      381,736      562,841
 Consulting and professional fees  70,068     70,475      273,430      163,599
 Rent                              24,807     34,179       80,000       99,772
 Depreciation and amortization
    of property and equipment      31,950     44,471       86,218      100,663
 Amortization of goodwill          98,000     97,000      289,000      291,000
 Interest and dividend income     (12,796)    (2,505)     (53,007)     (29,355)
 Interest expense                  58,492     41,637      437,009       56,754
 Financing costs                   17,144       -         150,847         -
 Foreign currency (gain)loss       (1,380)    12,946       74,381       19,094
 Cost of cancelled public offering   -       137,055         -         137,055
 Write-down of condominium building
    held for sale to market value    -        75,000         -          75,000
 Loss on sale of office
    condominium unit                 -          -          75,000         -
 Other                             60,870     41,041      373,440      254,936

      Total                       707,209    931,864    2,726,982    3,939,436

Net loss                         (383,584)  (389,358)  (1,795,277)    (766,462)

Other comprehensive gain:
 Foreign currency translation gain   -           948         -           8,540
 Unrealized gain on investment in
    Hungarian Broadcasting
    Corporation                      -        69,280         -          69,280

Comprehensive loss              $(383,584) $(319,130) $(1,795,277)  $ (688,642)
Net loss per share - basic
 and diluted                    $    (.10) $    (.07) $      (.54)  $     (.15)

Weighted average number of
 common shares outstanding      4,015,695  5,499,811    3,347,238    5,247,261


         See accompanying notes to consolidated financial statements

                          EUROWEB INTERNATIONAL CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                       Accumulated Other
                                                                                  Comprehensive Gains(losses)
                                                                                                Unrealized
                                                                                                  Gain on
                                                                                  Foreign     Investment in
                                                     Additional                   Currency       Hungarian
                                    Common Stock      Paid-in     Accumulated     Translation  Broadcasting
                                  Shares     Amount   Capital       Deficit       Adjustment    Corporation


NINE MONTHS ENDED
 SEPTEMBER 30, 1997:
 Balance, January 1, 1997         2,476,269  $2,476   $17,189,447  $(13,165,475)   $    -        $  -

 Issuance of put options on
   common stock issued in
   connection with acquisitions    (144,000)   (144)     (359,856)       -              -           -

 Compensation relating to the
   extension of the period of
   exercisability of former
   officers' options                   -       -          137,500        -              -           -

 Issuance of shares on
   conversion of debentures       2,209,448   2,210     1,153,566        -              -           -

 Incremental interest from
   revaluation of convertible
   debentures                          -       -         327,000         -              -           -

 Net loss for the period               -       -            -      (1,795,277)          -           -

 Balance, September 30, 1997      4,541,717  $4,542  $18,447,657 $(14,960,752)     $    -        $  -



NINE MONTHS ENDED SEPTEMBER 30, 1998:

 Balance, January 1, 1998         4,949,936  $4,950  $18,755,225 $(15,172,703)     $(35,900)     $  -

 Issuance of shares in private
   placements                       700,000     700      424,240        -               -           -

 Issuance of shares on exercise
   of options                       135,000     135      134,865        -               -           -

 Issuance of shares on
   conversion of debentures         356,814     357      161,325        -               -           -

 Net loss for the period               -       -            -        (766,462)          -           -

 Foreign currency
   translation gain                    -       -            -            -            8,540         -

 Unrealized gain                       -       -            -            -             -          69,280

 Balance, September 30, 1998      6,141,750  $6,142   $19,475,655     $(15,939,165)  $(27,360)    $69,280

         See accompanying notes to consolidated financial statements.

                          EUROWEB INTERNATIONAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Nine Months Ended
                                                              September 30,
                                                           1997         1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $(1,795,277)  $(766,462)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization of
       property and equipment                                86,218     100,663
      Amortization of goodwill                              289,000     291,000
      Amortization of imputed interest income               (26,000)       -
      Options granted/extended as compensation              137,500        -
      Incremental interest on revaluation of
       convertible debentures                               327,000        -
      Interest on debentures paid in shares
       of capital stock                                      40,775      11,682
      Write-down of condominium building held for sale         -         75,000
      Loss on sale of property                               75,000         247
      Foreign currency loss                                  74,381      19,094
      Changes in operating assets and liabilities:
       (Increase)decrease in:
         Accounts receivable                               (217,779)     12,229
         VAT refund receivable                               67,095     (37,776)
         Receivables from related parties                   (21,384)       -
         Prepaid and other assets                           (48,096)     19,467
       Increase(decrease) in:
         Accounts payable and accrued expenses              487,856    (167,643)
         Compensation payable to officers                   (50,000)       -
         Payable to former owners of acquired businesses       -       (115,000)
         Deferred revenue                                      -         58,041
         Payable to former officer                          136,172        -

   Net cash used in operating activities                   (437,539)   (499,458)

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivable from Hungarian Broadcasting Corporation,
   net                                                      50,538         179
 Acquisition of Internet Service Companies,
   net of cash acquired                                    (505,687)       -
 Acquisition of property and equipment and
   construction in progress                                (568,352)    (40,342)
 Proceeds from sale of office condominium unit              134,000        -
 Acquisition of intangibles                                    -        (28,795)

   Net cash used in investing activities                   (889,501)    (68,958)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of convertible debt                 850,000        -
 Proceeds from note payable to Hungarian
   Broadcasting Corporation                                 350,000        -
 Proceeds from issuance of common stock
   in private placements                                       -        549,940
 Proceeds from issuance of common stock
   on exercise of options                                      -        135,000

   Net cash provided by financing activities              1,200,000     684,940

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH             (74,381)    (10,554)

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS            (201,421)    105,970

 Cash and cash equivalents at beginning of period           495,703     697,948

 Cash and cash equivalents at end of period             $   294,282   $ 803,918


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                          $   NONE      $   6,000

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common stock upon conversion of debentures
   and accrued interest                                 $ 1,155,775   $ 161,682
 Shares of stock received in settlement of net
   balance due from Hungarian Broadcasting Corporation         -        177,418
 Unrealized gain on investment in Hungarian Broadcasting
   Corporation                                                 -         69,280

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

          Sales of completed condominium apartments are recognized when collection of the sales price is assured.

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

      (g) Fair Value of Financial Instruments

          The carrying values of cash equivalents, accounts receivable, VAT refund receivable, receivable from and loan payable to Hungarian Broadcasting Corporation ("HBC"), payable to former owners of acquired businesses, accounts payable and accrued expenses and the 10% convertible debentures approximate fair values.

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

      (k) Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board ("FASB") ssued Statement of Financial Accounting Standards No. 123,
          "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which established a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company adopted the disclosure option for the employee stock-based compensation provisions of SFAS No. 123. However, since the pro forma net loss and net loss per share amounts assuming the fair value method was adopted January 1, 1995 did not differ materially from the comparable amounts reported on the consolidated statements of loss, no such pro forma amounts have been disclosed.

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

      (m) Net Loss Per Share

          During 1997, the FASB issued SFAS No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. This statement became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Although SFAS No. 128 requires that all periods presented be restated to comply with the provisions of this statement, no restatement was required since the Company's basic net loss per share and primary loss per share for the three months and nine months ended September 30, 1997 were the same.

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

      (o) Other Recent Accounting Pronouncements

          In June 1997, the FASB issued SFAS No.131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.
          It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                      EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



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

      On January 2, 1997, the Company acquired three Hungarian Internet service companies for a purchase price of approximately $1,913,000, of which $76,000, still due at September 30, 1998, was paid in October 1998.

      These acquisitions have been accounted for using the purchase method of accounting. The Company is operating the Internet service companies through its wholly-owned subsidiary, EuroWeb Rt.

3.    Interim Periods

      The accompanying consolidated financial statements for the three months and nine months ended September 30, 1997 and 1998 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

4.    Incorporation by Reference

      Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

5.    Cash Concentration

      At September 30, 1998, cash of $671,138, denominated in U.S. dollars, was on deposit with two money market funds and a major money center bank in the United States. In addition, $132,780 was on deposit in Hungarian banks.

6.    Advances to, Payable from and Investment in HBC

      (a) Amounts receivable from HBC at June 30, 1998 consisted of the following:

        Loans, advances and accrued interest receivable             $556,372
        Less note payable to HBC, including accrued interest         378,954

                                                                    $177,418

                       EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



        Both the loan receivable and the note payable were originally due on June 30, 1997 and the note payable was secured by the loan receivable. Effective July 1, 1998, the companies agreed to offset the asset and liability and HBC agreed to settle the balance due to the Company by issuing 68,732 restricted shares of HBC common stock. The valuation of the stock represented a discount of 30% from its market value at that date. The Company cannot sell these shares prior to July 1, 1999.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified the investment in stock of HBC as available for sale and therefore, the balance sheet at September 30, 1998 includes the investment at current market value. The unrealized gain on the investment in HBC (a separate component of stockholders' equity) consists of the following:

           Market value at September 30, 1998                       $246,698
           Market value at July 1, 1998                              177,418
           Unrealized gain at September 30, 1998                    $ 69,280

   (b) The Company's prior 9.7% interest in HBC, represented by 250,000 shares of common stock, was subject to a lock-up agreement through February 7, 1999. On October 29, 1997, the Company sold the 250,000 shares for $649,000 to the then three principals of HBC's underwriter on its previous two public offerings. The sales price was approximately
        55% of the market price of HBC's common stock as of the date of the agreement to sell, and approximately 40% at the time of the closing of the sale. The Company recognized a gain of $524,000 based on a carrying value of $125,000.

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

   (c)  The second condominium building has been leased under a net lease.
        At September 30, 1998, the building was carried at cost, net of a provision of approximately $794,000 to write it down to net realizable value.

                      EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



        The provision includes $75,000 which was charged to operations during the third quarter of 1998. The Company has agreed to sell the building to a company which is owned by Peter Klenner, the Company's former President, for $1,500,000, consisting of $500,000 in cash when the contract is signed and a mortgage for $1,000,000 payable over six years with interest at 8 1/8% per year.

 8.     Private Placements and Capital Stock

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

        Commencing 45 days after issuance, the original principal amount of the debentures was convertible into shares of the Company's common stock at a conversion price of 50% of the market price, as defined, of the Company's common stock. From November 1, 1996 to December 31, 1997, debentures of $1,492,500 and accrued interest of $46,159 were converted into 2,677,646 shares of common stock. During the nine months ended September 30, 1998, an additional $150,000 of debentures and $11,682 of accrued interest were converted into 356,814 shares of common stock. There were no debentures outstanding at September 30, 1998.

        The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in interest charges of $327,000 to the consolidated statement of loss for the nine months ended September 30, 1997. In addition, financing costs of $150,847 incurred in connection with the sale of the debentures were charged to operations in the first nine months of 1997, since a substantial portion of the debentures was expected to be converted to common stock within a short period.

   (b) During the third quarter of 1998, the Company issued 866,666 shares of its common stock at $.75 per share in two private placements (including 333,333 shares sold to Peter Klenner, the Company's former President). The net proceeds from these private placements amounted to $549,940 after deducting placement agent fees and offering expenses of $100,061. In addition, the placement agent for one of the offerings was granted 100,000 five-year warrants to purchase 100,000 shares of common stock on or after September 16, 1998 at an exercise price of $1.10 per share.

        The agreement with Mr. Klenner requires the Company to repurchase 166,666 shares of common stock at $.75 per share upon request by Mr. Klenner during a six month put period beginning September 12, 1998. Accordingly, the 166,666 shares and related amounts have been excluded from stockholders' equity in the accompanying financial statements.

   (c) During the third quarter of 1998, Mr. Klenner exercised options to purchase 135,000 shares of common stock at $1.00 per share.

                      EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



   (d)  Cancelled Public Offering

        On September 1, 1998, due to unfavorable conditions in the financial markets, the Company withdrew an application which it had previously filed with the Securities and Exchange Commission for a public offering and $137,055 of costs incurred in connection with the public offering were charged to expense during the third quarter of 1998.

   (e)  Proposed Increase in Authorized Shares

        On July 15, 1998, the Board of Directors approved a resolution to increase the authorized number of shares of stock from 20,000,000 to 30,000,000 shares, consisting of 25,000,000 shares of common stock and 5,000,000 shares of preferred stock. Such resolution is subject to approval by the shareholders.

 9.     Stock Option Plan and Warrants

   (a)  Stock Options

        On May 14, 1996, the stockholders approved an increase in the number of stock options available under the Company's Stock Option Plan (the "Plan") to 350,000. At December 31, 1997, 90,000 stock options were available under the Plan and they were granted to the Company's officers and directors in April 1998. These options are exercisable at $1.625 per share for a period of five years. On July 15, 1998, the Board of Directors approved an increase in the number of shares of common stock to be available under the 1993 Stock Option Plan from 350,000 to 700,000. Such resolution is subject to approval by the shareholders.

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

        Also in February, 1997, Robert Genova, the Company's then Chairman of the Board, resigned as an officer, director and employee, and agreed to a cancellation of his employment agreement upon payment of $50,000, which represented the approximate amount owed to him with respect to 1996 salary. In addition, 125,000 stock options which were granted to him under his employment agreement did not terminate as a result of the resignation, but continue to be governed by the original terms of the options. Compensation of $100,000 was charged to operations during the first quarter of 1997 relating to the extension of the period of exercisability of the options.

        Effective October 1, 1998, Robert Genova was appointed President and the Company entered into six-year agreements with three officers. The agreements provide for aggregate annual compensation of $318,000 for the Chairman of the Board, President and Vice President of the Company, and the granting of Options to the officers to purchase 300,000 shares of Common Stock at the exercise price of $1 per share. The Closing high bid price for the shares on

                           EUROWEB INTERNATIONAL CORP.
                    Notes to Consolidated Financial Statements
                                  (Unaudited)



        the date of the grant was $1 per share. The Company also agreed to provide the Chairman of the Board with a Split Dollar Life Insurance policy in the face amount of up to $1,000,000 to be structured so that the premiums and other costs paid by the Company would be recovered by the Company out of insurance proceeds.

   (b)  Lease Commitment

        The Company leases office space in Budapest, Hungary, under a lease which provides for future minimum annual lease payments of approximately $114,000 through March 31, 2002.

   (c)  Financial Consulting Services

        In October 1998, the Company retained the financial consulting services of MJJ Management Group Corp. for two years. Payment for such services will be in the form of 200,000 three-year Common Stock Purchase Warrants exercisable at $1 per share.

   (d)  Service Agreements

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

                                                               $1,652,000

      (e)  The Year 2000

           The Company is conducting a comprehensive review of its internal computer systems to ensure that these systems are adequately able to address the issues which may arise in connection with the Year 2000. These issues include the possibility that software which does not have the capacity to recognize four digits in a date field may no longer function properly when use of such a date becomes necessary. The Company also plans to review the status of its customers and suppliers with regard to this issue in order to assess the potential impact of non-compliance by such parties on the Company's operations.

           The Company utilizes a significant number of computer software programs and operating systems throughout its organization, including applications used in operating the basic Internet service, network access, providing content and fulfilling various administrative and billing functions. Since Internet technology is constantly improving, both the hardware and software elements which are provided by third parties must be upgraded at intervals ranging from three to twelve months. A survey by the Company has shown that approximately

                           EUROWEB INTERNATIONAL CORP.
                   Notes to Consolidated Financial Statements
                                 (Unaudited)



           90% of these elements are standard software such as Unix and hardware such as Cisco routers and Sun computers which have already been corrected. The remaining hardware and software will be updated or replaced in the near future. Furthermore, the Company has developed some of its own special software applications which have already incorporated the necessary modifications to operate properly in the Year 2000. The Company is prepared to replace certain computer elements wherever necessary during calendar year 1999, but management does not believe that this would have any material adverse effect on the Company's operations or its financial results.

           While the Company plans to seek reassurance from its suppliers, service providers and customers by the early part of 1999, there can be no assurance that the systems of other companies that the Company deals with or upon which the Company's systems rely will be made Year 2000 compliant on a timely basis, or that any such failure to convert by another company could not have an adverse effect on the Company.

           The Company has not yet developed any formal contingency plans for addressing any problems which may result if it is unable to successfully resolve all issues by the Year 2000, or if the Company encounters material problems as a result of the failure of third parties to become Year 2000 compliant on a timely basis. The Company intends to develop preliminary plans for these areas in early 1999, but any such plan will need to be revised as additional information becomes available.

           Failure on the part of the Company to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company. Failure of third parties, such as customers, suppliers and service providers, to remediate Year 2000 problems in their systems may also have a material adverse impact on the operations of the Company.

11.   Subsequent Event

      During November 1998, the Company completed an agreement to sell 51% of its interest in its Internet subsidiary, EuroWeb Rt. to PanTel Rt. for a cash payment of $2,200,000. In addition, the purchaser will contribute $300,000 in cash directly to EuroWeb Rt. The following unaudited pro-forma condensed consolidated balance sheet as of September 30, 1998 reflects the anticipated closing of this sale and the sale of the second condominium building in Budapest, as if both transactions had closed on September 30, 1998:

        Assets
          Current Assets
            Cash and cash equivalents                               $3,068,952
            Investment in Hungarian Broadcasting Corporation           246,698
            Prepaid and other current assets                           169,716

              Total current assets                                   3,485,366

          Mortgage receivable (including current
            portion) payable over six years with
            interest at 8 1/8%                                       1,000,000
          Investment in EuroWeb Rt., including goodwill                805,667
          Other non-current assets                                      45,208

                                                                    $5,336,241

      Liabilities and Stockholders' Equity
        Liabilities
         Redeemable common stock                                    $  125,000
         Stockholders' Equity                                        5,211,241

                                                                    $5,336,241


      Stockholders' Tangible Net Equity
        Stockholders' equity, as above                              $5,211,241
          Less: Goodwill                                               621,176
            Stockholders' tangible net equity                       $4,590,065


      Notes:
      1. The above pro-forma financial statement includes the accounts of EuroWeb International Corp. (the "Company") and its two subsidiaries, Hungarian Teleconstruct Epitesi Rt. and Tele-Media Kft. All intercompany balances have been eliminated.

      2. The balances shown include the September 30, 1998 account balances of the above-mentioned entities, adjusted to reflect the anticipated closing of the following transactions:

          a. The sale by the Company of 51% of its ownership of EuroWeb Rt. for $2,200,000 in cash. This transaction is expected to close on November 6, 1998 or shortly thereafter. The purchaser is also contributing $300,000 to the capital of EuroWeb Rt.

          b. The sale of a condominium building in Budapest, Hungary for $1,500,000, payable $500,000 in cash at closing and a mortgage of $1,000,000, payable over six years with interest of 8 1/8%.

          c. The payment of all liabilities outstanding as of September 30, 1998, except for Redeemable common stock.

          d. No provision has been made either for income earned or expenses incurred from October 1, 1998 to the anticipated dates of closing of the above-described transactions.

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

The Company completed Building B in March 1998 and leased it to an unaffiliated person for a five-year term commencing April 1, 1998 at a net rental of $22,000 per month with an option to purchase the building for $2,000,000. At September 30, 1998, Building B was carried at cost, net of a provision of approximately $794,000 to write it down to net realizable value. The provision includes $50,000 which was charged to operations during the third quarter of 1998.

The Company intends to sell the building to a company which is owned by Peter Klenner for $1,500,000, consisting of $500,000 in cash when the contract is signed and a mortgage for $1,000,000 payable over six years with interest at 8 1/8% per year.

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

In February 1997, Peter Klenner was retained as a consultant to the Company to oversee the Company's real estate interests and Internet business. He agreed to render consulting services for a two-year period for a fee of 100,000 five-year options exercisable at $2.00 per share. Compensation of $50,000 relating to these options is being charged to operations over a two-year period.

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

Effective October 1, 1998, Robert Genova was appointed President and the Company entered into six-year agreements with three officers. The agreements provide for aggregate annual compensations of $318,000 for the Chairman of the Board, President and Vice President of the Company, and the granting of Options to the officers to purchase 300,000 shares of Common Stock at the exercise price of $1 per share. The Closing high bid price for the shares on the date of the grant was $1 per share. The Company also agreed to provide the Chairman of the Board with a Split Dollar Life Insurance policy in the face amount of up to $1,000,000 to be structured so that the premiums and other costs paid by the Company would be recovered by the Company out of insurance proceeds.

For the nine months ended September 30, 1998, the Company incurred a net loss of $766,462 ($.15 per share); the net loss for the nine months ended September 30, 1997 amounted to $1,795,277 ($.54 per share). Without amortization of goodwill, costs of the cancelled public offering and write-down of the condominium building to market value, the net loss for nine months would have been $263,407 ($.05 per share) in 1998 compared with $1,506,277 ($.45 per share) in 1997.

For the three months ended September 30, 1998 and 1997, the net loss amounted to $389,358 ($.07 per share) and $383,584 ($.10 per share), respectively.
The net loss for the three months, exclusive of amortization of goodwill, costs of the cancelled public offering and write-down of the condominium building to market value amounted to $80,303 ($.01 per share) in 1998 compared with $285,584 ($.07 per share) in 1997.

Total revenues for the nine months ended September 30, 1998 amounted to $3,172,974, compared with revenues of $931,705 for the nine months ended September 30, 1997. Revenues from the Internet business amounted to $1,345,953 and $931,705 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $414,248 in Internet revenues was due primarily to an increase in the number of subscribers.

Cost of construction of $1,723,870 for the nine months ended September 30, 1998 represents the costs associated with the construction revenue recognized during the period.

Compensation and related costs decreased to $484,207 for the nine months ended September 30, 1998 from $558,928 in 1997. The 1997 amount includes approximately $119,000 more of stock compensation to former officers of the Company than the 1998 amount.

Network costs of $562,841 were incurred for the nine months ended September 30, 1998 in connection with the Internet business as compared with $381,736 in the comparable period of 1997. Network costs represent connection fees charged to the Company by the owner of the international and Hungarian telephone lines leased to the Company and subleased by the Company to its subscribers. The increase in network costs was due primarily to the increase in the number of subscribers.

The acquisition of the Internet business in 1997 resulted in goodwill of approximately $1,900,000, which is being amortized over five years; amortization for the nine months ended September 30, 1998 and 1997 amounted to $291,000 and $289,000, respectively.

Financing costs of $150,847 incurred in connection with the sale of convertible debentures were charged to operations during the nine months ended September 30, 1997, since a substantial portion of the debentures were expected to be converted to common stock within a short period. There were no such costs during 1998.

Interest expense for the nine months ended September 30, 1997 includes $327,000 of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common Stock's market price.

On September 1, 1998, due to unfavorable conditions in the financial markets, the Company withdrew an application which it had previously filed with the Securities and Exchange Commission for a public offering and $137,055 of costs incurred in connection with the public offering were charged to expense during the third quarter of 1998.

Liquidity and Capital Resources

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

From November 1, 1996 to December 31, 1997, debentures of $1,492,500 and accrued interest of $46,159 were converted into 2,677,646 shares of common stock. During the nine months ended September 30, 1998, an additional $150,000 of debentures and $11,682 of accrued interest were converted into 356,814 shares of common stock.

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

During the third quarter of 1998, the Company issued 866,666 shares of its common stock at $.75 per share in two private placements (including 333,333 shares sold to Peter Klenner). The net proceeds from these private placements amounted to $549,940 after deducting placement agent fees and offering expenses of $100,061. In addition, the placement agent for one of the offerings was granted 100,000 five year warrants to purchase 100,000 shares of common stock on or after September 16, 1998 at an exercise price of $1.10 per share.

The agreement with Mr. Klenner requires the Company to repurchase 166,666 shares of common stock at $.75 per share upon request by Mr. Klenner during a six month put period beginning September 12, 1998.

During the third quarter of 1998, Mr. Klenner exercised options to purchase 135,000 shares of common stock at $1.00 per share.

During November 1998, the Company finalized an agreement to sell 51% of the shares of stock of its Internet subsidiary, EuroWeb Rt. to Pan Tel Rt. for a cash payment of $2,200,000. In addition, the purchaser will contribute $300,000 in cash directly to EuroWeb Rt.

The Company currently anticipates that its current cash position and its cash flows from current operations, together with the proceeds of the sale of 51% of EuroWeb Rt., and the cash from the sale of the second condominium building will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's existing and new service offerings and competing technological and market developments. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.


The Year 2000

The Company is conducting a comprehensive review of its internal computer systems to ensure that these systems are adequately able to address the issues which may arise in connection with the year 2000. These issues include the possibility that software which does not have the capacity to recognize four digits in a date field may no longer function properly when use of such a date becomes necessary. The Company also plans to review the status of its customers and suppliers with regard to this issue in order to assess the potential impact of non-compliance by such parties on the Company's operations.

The Company utilizes a significant number of computer software programs and operating systems throughout its organization, including applications used in operating the basic Internet service, network access, providing content and fulfilling various administrative and billing functions. Since Internet technology is constantly improving, both the hardware and software elements which are provided by third parties must be upgraded at intervals ranging from three to twelve months. A survey by the Company has shown that approximately 90% of these elements are standard software such as Unix and hardware such as Cisco routers and Sun computers which have already been corrected. The remaining hardware and software will be updated or replaced in the near future. Furthermore, the Company has developed some of its own special software applications which have already incorporated the necessary modifications to operate properly in the Year 2000. The Company is prepared to replace certain computer elements wherever necessary during calendar year 1999, but management does not believe that this would have any material adverse effect on the Company's operations or its financial results.

While the Company plans to seek reassurance from its suppliers, service providers and customers by the early part of 1999, there can be no assurance that the systems of other companies that the Company deals with or upon which the Company's systems rely will be made Year 2000 compliant on a timely basis, or that any such failure to convert by another company could not have as adverse effect on the Company.

The Company has not yet developed any formal contingency plans for addressing any problems which may result if it is unable to successfully resolve all issues by the Year 2000, or if the Company encounters material problems as a result of the failure of third parties to become Year 2000 compliant on a timely basis. The Company intends to develop preliminary plans for these areas in early 1999, but any such plan will need to be revised as additional information becomes available.

Failure on the part of the Company to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company. Failure of third parties, such as customers, suppliers and service providers, to remediate Year 2000 problems in their systems may also have a material adverse impact on the operations of the Company.

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

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   A.  Exhibits (numbers below reference Regulations S-B)
     (1) (a)   Revised Form of Agreement Among Underwriters, Underwriting
               Agreement, and Selected Dealer Agreement(7)
         (a)(i)     Amended form of Underwriting Agreement(8)
     (3) (a)   Certificate of Incorporation filed November 9, 1992(1)
         (b)   Amendment to Certificate of Incorporation filed July 9, 1997
         (c)   By-laws(1)
         (d)   Revised Proposed Certificate of Designation Relating to the
               Series A Convertible Preferred Stock(8)
     (4) (a)   Form of Common Stock Certificate(1)
         (b)   Form of Underwriters' Warrants to be sold to Underwriters(1)
         (c)   Placement Agreement between Registrant and J.W. Barclay & Co.,
               Inc. and form of Placement Agent Warrants issued in connection with private placement financing(1)
         (d)   Form of 10% Convertible Debenture used in connection with
               private placement financing pursuant to Regulation S(3)
         (e)   Form of Common Stock Purchase Warrant in connection with
               private placement financing under Section 506 of Regulation
               D(3)
         (f)   Revised Form of Warrant Agreement including Form of Common
               Stock Purchase Warrant Certificate(7)
         (g)   Form of Series A Preferred Stock Certificate(7)
         (h)   Revised Form of Underwriter's Unit Warrant(7)
         (i)   Form of Unit Certificate(7)

         (j)   Form of Common Stock Purchase Warrant Certificate(7)
     ( 5)(a) Opinion of Cohen & Cohen as to legality of shares being offered(7)
     (10)(a) Consulting agreement between Registrant and Klenner Securities Ltd.(1)
         (b)   Consulting agreement between Registrant and Robert Genova(1)
         (c)   Consulting agreement between Registrant and Laszlo
               Modransky(1)
         (d)   1993 Incentive Stock Option Plan(1)
         (e) Sharing agreement for space and facilities between Registrant and Hungarian Telephone and Cable Corp.(1)
         (f) Articles of Association (in English) of Teleconstruct Building Corp.(1)
         (g) Articles of Association (in English) of Termolang Engineering and Construction Ltd.(1)
         (h)   Letter of intent between Teleconstruct Building Corp. and
               Pilistav(1)
         (i) Employment agreement between Registrant and Robert Genova(2) and termination agreement dated February 5, 1997(3)
         (j) Employment agreement between Registrant and Peter E. Klenner(2) and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A(3)
         (k) Employment agreement between Registrant and Frank R. Cohen(2) and modifications of employment agreement(3)
         (l)   Letter of Intent agreement between Registrant and Raba-Com
               Rt.(3)
         (m)   Letter of Intent agreement between Registrant and Kelet-Nograd
               Rt.(3)
         (n) Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas(3)
         (o) Lease agreement between Registant's subsidiary EUNET Kft. and Varosmajor Passage, Kft. for office space(3)
         (p) Acquisition agreement between Registrant and KFKI Computer Systems Corp. dated December 13,1996(3)
         (q)   Acquisition agreement between Registrant and E-Net Hungary(3)
         (r)   Acquisition agreement between Registrant and MS Telecom Rt.(3)
         (s)   Employment agreement between Registrant and Imre Kovats(3)
         (t)   Employment agreement between Registrant and Csaba Toro(3)
         (u)   Promissory Note from Registrant to HBC(3)
         (v) Communication services agreement between Registrant and MCI Global Resources, Inc.(4)
         (w) Lease and option agreement for Building B as of April 1, 1998 with Hafisa Kft.(5)
         (x) License agreement between GRIC Communications, Inc. and EuroWeb Internet Service Provider Co.(5)
         (y) Consulting Agreement between Registrant and Eurus Capital Corporation and Rescission Agreement(7)
         (y)(i)Agreement rescinding Option Agreement with Eurus Capital Corporation(8)

         (z) Financial Consulting Agreement between Registrant and J.W. Barclay & Co., Inc.(7)
         (aa) Mergers and Acquisitions Agreement between Registrant and J.W. Barclay(7)
         (bb) Placement Agreement between Registrant and J.P. Carey, Inc. and form of Placement Agent Warrants issued in connection with private placement financing(9)
         (cc) Private Placement Agreement between Registrant and Peter E. Klenner(9)
         (dd)  Employment Agreement between Registrant and Csaba Toro(9)
         (ee)  Employment Agreement between Registrant and Robert Genova(9)
         (ff)  Employment Agreement between Registrant and Frank R. Cohen(9)
     (21)      Subsidiaries of the Registrant(7)
     (23) (a)  Consent of Cohen & Cohen (included in their opinion filed as
               Exhibit 5(a))(7)
          (b)  Consent of BDO Seidman(7)
          (c)  Consent of Dr. Istvan L. Fekete(8)
     (25)      Power of Attorney (included on signature page)

(1) All Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
(2)  Filed with Form 8-K as of February 17, 1994
(3)  Filed with Form 10-KSB for year ended December 31, 1996
(4)  Filed with Form 10-QSB for quarter ended September 30, 1997
(5)  Filed with Form 10-KSB for year ended December 31, 1997
(6)  Filed with Registration Statement 333-52841
(7)  Filed with Amendment No. 1 to Registration Statement 333-52841
(8)  Filed with Amendment No. 2 to Registration Statement 333-52841
(9)  Filed with Form 8-K as of October 14, 1998

  B. No reports on Form 8-K have been filed during the quarter covered by this report on Form 10-QSB but a Form 8K was filed after this quarter on October 14, 1998.

                            SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 13th day of November 1998.




                               EUROWEB INTERNATIONAL CORP.




                               By s/Frank R. Cohen
                               Chairman of the Board