Form 10KSB/A
period 1996-12-31
EUROWEB INTERNATIONAL CORP
filed 1998-11-19
CIK 905428

Securities and Exchange Commission
                 Washington, D.C. 20549
                      Form 10-KSB/A

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                          OR

[  ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to_________________

             Commission File Number 1-1200

                  EUROWEB INTERNATIONAL CORP.
          (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)
 -----------------------------------------------------
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

   Interest expense of $878,179 includes $792,500 of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common
Stock's market price. The balance of the interest was primarily incurred on various borrowings.

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


BDO Seidman, LLP



New York, New York
April 9, 1997                                      F-2

             Hungarian Teleconstruct Corp.

              Consolidated Balance Sheet
      ------------------------------------------

December 31, 1996
Assets
Current:
   Cash (Note 3)                                  $       495,703
   VAT refund receivable                                   74,412
   Receivables from related parties (Note 4)              480,784
   Prepaid and other                                      101,564
                                                    -------------
      Total current assets                              1,152,463
Property and equipment, less accumulated
  depreciation of $38,750                                  65,586
Office condominium unit held for sale                     209,000
Construction-in-progress (Note 5)                       3,527,090
Advances on acquisitions (Note 11)                      1,585,000
Investment in and advances to affiliate (Note 6)          218,344
                                                    -------------
                                                   $    6,757,483
                                                    =============

Liabilities and Stockholders' Equity
Current:
   Payable to owner of acquired business (Note 11) $      400,000
   Accounts and accrued expenses payable                  259,996
   Compensation payable to officers                        96,000
   Deposits (Note 5(b))                                   594,320
                                                    -------------
      Total current liabilities                         1,350,316
10% Convertible debentures (Note 7(a))                    485,000
Payable to former officer (Note 10(a))                    895,719
                                                    -------------
      Total liabilities                                 2,731,035
                                                    -------------
Commitments (Notes 5 and 9)
Stockholders' equity (Note 8):
   Common stock, $.001 par value - shares
      authorized 10,000,000;
      issued and outstanding 2,476,269                      2,476
   Additional paid-in capital                          17,681,947
   Deficit                                            (13,657,975)
                                                    -------------
      Total stockholders' equity                        4,026,448
                                                    -------------
                                                   $    6,757,483
                                                    =============

See accompanying notes to consolidated financial statements

            Hungarian Teleconstruct Corp.

           Consolidated Statements of Loss
      -----------------------------------------


Year ended December 31,                            1996           1995
--------------------------------                 ------         ------
Revenues (Note 10(c)):
 Construction-                            $          -        $  244,745
 Other                                          18,597           125,680
                                             ----------        ---------
                                                18,597           370,425
                                             ----------        ---------
Expenses:

 Cost of construction revenue                        -           240,400
 Compensation and related costs
   (Notes 9 and 10(a))                       1,364,550         5,747,188
 Foreign currency loss                         150,917           126,002
 Write-down of construction-in-progress
    to estimated market value (Note 5(a))    1,000,000                 -
 Interest expense (Note 7(a))                  878,179                 -
 Interest income                               (98,002)         (247,465)
 Other                                         732,467           644,915
                                            ----------        ----------
                                             4,028,111         6,511,040
                                            ----------        ----------

     Loss before minority interest and
        equity in net loss of
        unconsolidated affiliate            (4,009,514)       (6,140,615)
Minority interest in net losses                      -            76,238
Equity in net loss of unconsolidated
  affiliate (Note 6)                          (278,000)         (415,000)
                                            ----------        ----------
Net loss                                   $(4,287,514)      $(6,479,377)
                                            ==========        ==========
Net loss per share                         $     (2.55)      $     (4.27)
                                            ==========        ==========
Weighted average number of shares
  outstanding                                1,681,000         1,518,290
                                            ==========        ==========

                                                      .
See accompanying notes to consolidated financial statements

          Hungarian Teleconstruct Corp.

   Consolidated Statements of Stockholders' Equity
------------------------------------------------------------

Year ended December 31, 1996 and 1995
----------------------------------------------------
                                         Common stock            Additional
                                    -------------------            paid-in
                                     Shares       Amount      capital     Deficit
----------------------------------------------------------------------------------
Balance, January 1, 1995            1,518,290      $1,518     $9,260,331   $(2,891,084)

Options granted as compensation -
 $5,980,000, less previously earned
  compensation of $797,333 (Note 9)         -            -     5,182,667             -
Gain on issuance of stock by affiliate
  (Note 6)                                  -            -       203,000             -
Net loss for the year                       -            -             -    (6,479,377)
                                -------------      -------  ------------   -----------
Balance, December 31, 1995          1,518,290        1,518    14,645,998    (9,370,461)
Issuance of shares for cash
 (Note 7(b))                          550,000          550       972,450             -
Compensation relating to the extension
 of the period of exercisability of
 former officer's options (Note 10(a))      -            -       600,000             -
Issuance of shares for businesses to be
  acquired (Note 11)                  144,000           144      359,856             -
Issuance of shares on conversion of
 debentures (Note 7(a))               263,979           264      311,143             -
Incremental interest from revaluation
 of convertible debentures (Note 7(a))      -             -      792,500             -
Net loss for the year                       -             -            -    (4,287,514)
                                 ------------        ------- -----------   -----------
Balance, December 31, 1996          2,476,269         $2,476 $17,681,947  $(13,657,975)
                                    =========          =====  ==========   ===========

See accompanying notes to consolidated financial statements

               Hungarian Teleconstruct Corp.

        Consolidated Statements of Cash Flows
  --------------------------------------------------

Year ended December 31,
                                                      1996          1995
                                                    -------       -------
Cash flows from operating activities:
 Net loss                                        $(4,287,514)    $(6,479,377)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

    Depreciation and amortization                     29,352          51,335
    Options granted/extended as compensation         600,000       5,182,667
    Incremental interest on revaluation of
      convertible debentures                         792,500               -
    Provision for loss on construction-in-progress 1,000,000               -
    Equity in net loss of unconsolidated affiliate   278,000         415,000
    Minority interest in net losses                        -         (76,238)
    Loss on sale of property                           8,940               -
    (Increase) decrease in:
      Accounts receivable                                  -          38,820
      Vat refund receivable                          146,804        (221,216)
      Receivables from related parties                85,962         332,474
      Other assets                                    (9,881)         68,831
    Increase (decrease) in:
      Accounts payable and accrued expenses         (323,283)        417,309
      Compensation payable to officers                96,000               -
      Deposits                                       594,320               -
      Payable to former officer                      895,719               -
                                                  ----------      ----------
        Net cash used in operating activities        (93,081)       (270,395)
                                                  ----------      ----------
Cash flows from investing activities:
 Investment in and advances to affiliate             376,323         353,233
 Advances on acquisitions                           (825,000)              -
 Acquisition of property and equipment and
  construction-in-progress                        (1,429,992)     (1,813,744)
 Proceeds from sale of property                      321,060               -
                                                  ----------      ----------
        Net cash used in investing activities     (1,557,609)     (1,460,511)
                                                  ----------      ----------
Cash flows from financing activities:
 Proceeds from issuance of convertible debt          796,957               -
 Proceeds from issuance of common stock              972,450               -
                                                  ----------      ----------
        Net cash provided by financing activities  1,769,407               -
Net increase (decrease) in cash and
   cash equivalents                                  118,717      (1,730,906)
Cash and cash equivalents, beginning of year         376,986       2,107,892
                                                  ----------       ---------
Cash and cash equivalents, end of year           $   495,703     $   376,986
                                                  ==========      ==========
Noncash transactions:
Issuance of common stock upon conversion of
 debentures and accrued interest                  $  311,407      $        -
 Issuance of common stock as advances
    on acquisition                                   360,000               -
 Payable to stockholders of companies
    to be acquired                                   400,000               -

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

    (i) Property, Equipment and Depreciation

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3-5 years.
        During 1996, the Company sold one of its office condominium units to Hungarian Telephone and Cable Corp. ("HTCC") at a net profit of approximately $9,000. Its other office condominium unit is being held for sale at December 31, 1996 and has been classified as such on the December 31, 1996 balance sheet.
                                                                 F-8

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

        The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in an interest charge of $792,500 to the consolidated statement of loss for the year ended December 31, 1996. In addition, the financing costs of $99,000 incurred in connection with the sale of the debentures have been charged to 1996 operations since substantially all of the debentures were converted to common stock within a short period after 1996.

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

           Hungarian Teleconstruct Corp.
    Notes to Consolidated Financial Statements


    Transactions involving options granted under the Plan are summarized below:

                                                   1996                      1995
                              -----------------------------------------------------
                                               Weighted                    Weighted
                                               average                     average
                                               exercise                    exercise
                              Shares            price        Shares         price
                              -----------------------------------------------------

Outstanding, January 1,       560,000           $2.32        560,000          $2.32
Granted                       240,000               -              -              -
Cancelled                     (25,000)              -              -              -
-----------------------------------------------------        -------
Outstanding, December 31,     775,000            1.71        560,000           2.32
===================================================================================
Exercisable, December 31,     725,000           $1.62        560,000          $2.32
===================================================================================

The following table summarizes information about stock options outstanding under the Plan at December 31, 1996:


                  Options outstanding                   Options  exercisable
              -------------------------                ------------------------
                                Weighted
                  Number        average       Weighted     Number       Weighted
 Range of     outstanding at   remaining     average   exercisable      average
exercisable   December 31,     contractual  exercisable  December 31,  exercisable
 prices           1996            life         price        1996          price
--------------------------------------------------------------------------------
$1.00 - $3.38   775,000           3.2          $1.71       725,000         $1.62
================================================================================

            Hungarian Teleconstruct Corp.
      Notes to Consolidated Financial Statements



     (b)  Stock Warrants

     The following table summarizes information about stock warrants at December 31, 1996:

                                  Warrants outstanding
                                     and exercisable
                             ----------------------------------------
                                Number           Weighted
                            outstanding at        average
                             December 31,        remaining
Range of exercisable prices     1996          contractual life
---------------------------------------------------------------------
$ 2.00 - 4.00                  555,700              4.8
$13.20 - $14.75                 87,000              1.7
----------------------------------------
                               642,700              4.4
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


    Year ended December 31, 1996 (unaudited)
    --------------------------------------------------
    Net revenues                  $   948,000
    Net loss                       (4,600,000)
    Net loss per share            $      (.86)
    ==================================================
     The above unaudited pro forma results have been adjusted to reflect the amortization of goodwill generated by the acquisitions, over a 5-year period, and additional interest expense.

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

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 19th day of November 1998


                         EUROWEB INTERNATIONAL CORP.
                         (FORMERLY HUNGARIAN TELECONSTRUCT)



                         By   /s/ Frank R. Cohen
                              -------------------
                              Frank R. Cohen
                              Chairman of the Board


/s/Frank R. Cohen              Chairman of the Board, Chief   November 19, 1998
-----------------------        Executive Officer, Principal
Frank R. Cohen                 Financial Officer, Secretary

/s/Robert Genova               Director, President            November 19, 1998
-----------------------
Robert Genova

/s/Csaba Toro                  Director, Vice President       November 19, 1998
-----------------------         and Treasurer
Csaba Toro

/s/Richard G. Maresca          Director                       November 19, 1998
-----------------------
Richard G. Maresca

/s/Donald K. Roberton          Director                       November 19, 1998
-----------------------
Donald K. Roberton