Form 10KSB/A
period 1997-12-31
EUROWEB INTERNATIONAL CORP
filed 1998-11-19
CIK 905428

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


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

      For the year ended December 31, 1997, the Company incurred a net loss of $2,530,228, a net loss of $.68 per share compared to a net loss of $4,287,514, a net loss of $2.55 per share for the year ended December 31, 1996.

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

      Interest expense-net increased to $893,166 in 1997 from $780,177 in 1996 primarily as a result of the convertible debt borrowing and the loan from Hungarian Broadcasting Corp.

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





BDO Seidman, LLP



New York, New York

April 10, 1998

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                           CONSOLIDATED BALANCE SHEET



DECEMBER 31, 1997
----------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents (Note 3)                                    $     697,948
   Accounts receivable, less allowance of $39,216 for doubtful accounts        172,437
   Receivables from Hungarian Broadcasting Corporation (Note 4(a)) ....        546,053
   Prepaid and other ..................................................        103,073
                                                                          ------------
        TOTAL CURRENT ASSETS ..........................................      1,519,511
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $102,402 .....        240,887
CONSTRUCTION-IN-PROGRESS (NOTE 5) .....................................      3,279,900
GOODWILL, LESS ACCUMULATED AMORTIZATION OF $383,000 (NOTE 10) .........      1,529,912
OTHER .................................................................         70,094
                                                                          ------------
                                                                          $  6,640,304
                                                                          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Loan payable to Hungarian Broadcasting Corporation (Note 4(c)) .....   $    368,456
   Payable to former owners of acquired businesses (Note 10) ..........        191,000
   Accounts payable and accrued expenses ..............................        789,623
                                                                          ------------
        TOTAL CURRENT LIABILITIES .....................................      1,349,079
10% CONVERTIBLE DEBENTURES (NOTE 6(A)) ................................        150,000
DEFERRED REVENUE (NOTE 5(B)) ..........................................      1,589,653
                                                                          ------------
        TOTAL LIABILITIES .............................................      3,088,732
                                                                          ------------
COMMITMENTS (NOTES 5 AND 8)
STOCKHOLDERS' EQUITY (NOTE 7):
   Preferred stock, $.001 par value - shares authorized 5,000,000;
      no shares outstanding ...........................................           --
   Common stock, $.001 par value - shares authorized 15,000,000;
      issued and outstanding 4,949,936 ................................          4,950
   Additional paid-in capital .........................................     19,770,725
   Deficit ............................................................    (16,188,203)
   Foreign currency translation adjustment ............................        (35,900)
                                                                          ------------
        TOTAL STOCKHOLDERS' EQUITY ....................................      3,551,572
                                                                          ------------
                                                                          $  6,640,304
                                                                          ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                         CONSOLIDATED STATEMENTS OF LOSS



YEAR ENDED DECEMBER 31,                                                            1997               1996
-----------------------------------------------------------------------------------------------------------
REVENUES - INTERNET                                                         $ 1,270,135         $         -
-----------------------------------------------------------------------------------------------------------
EXPENSES (INCOME):
   Compensation and related costs (Notes 8 and 9(a))                            810,543          1,364,550
   Network costs                                                                525,530                  -
   Consulting and professional fees                                             234,042            190,330
   Rent                                                                         117,531              5,716
   Depreciation and amortization                                                497,362             29,352
   Interest expense - net (Note 6(a))                                           893,166            780,177
   Financing costs (Note 6(a))                                                  153,965            125,000
   Foreign currency loss                                                         28,654            150,917
   Write-down of construction-in-progress to estimated market
      value (Note 5(a))                                                         350,000          1,000,000
   Gain on sale of investment in affiliate (Note 4(b))                         (524,000)                 -
   Other                                                                        713,570            363,472
--------------------------------------------------------------------------------------------------------------
                                                                              3,800,363          4,009,514
--------------------------------------------------------------------------------------------------------------
        LOSS BEFORE EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE           (2,530,228)        (4,009,514)
EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE (NOTE 4(B))                            -           (278,000)
--------------------------------------------------------------------------------------------------------------
NET LOSS - BASIC AND DILUTED                                                $(2,530,228)       $(4,287,514)
==============================================================================================================
NET LOSS PER SHARE                                                          $      (.68)       $     (2.55)
==============================================================================================================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                 3,728,000          1,681,000
==============================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



YEARS ENDED DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------


                                                                                          Foreign
                                                        Common stock     Additional       Currency
                                          ------------------------------  paid-in       translation
                                                 Shares       Amount       capital       adjustment      Deficit
-------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996 ............      1,518,290   $      1,518   $ 14,645,998            --      $ (9,370,461)
Issuance of shares for cash
   (Note 6(b)) ......................        550,000            550        972,450            --              --
Compensation relating to the
   extension of the period of
   exercisability of former officer's
   options (Note 9(a)) ..............           --             --          600,000            --              --
Issuance of shares for businesses to
   be acquired (Note 10) ............        144,000            144        359,856            --              --
Issuance of shares on conversion of
   debentures and accrued interest
   (Note 6(a)) ......................        263,979            264        311,143            --              --
Incremental interest from revaluation
   of convertible debentures
   (Note 6(a)) ......................           --             --          792,500           --              --
Net loss for the year ...............           --             --             --              --        (4,287,514)
                                           ------------  ----------     ----------       -------       ------------
BALANCE, DECEMBER 31, 1996 ..........      2,476,269          2,476     17,681,947            --       (13,657,975)
Compensation relating to the
   extension of the period of
   exercisability of former officer's
   options and issuance of options to
   consultant (Note 8) ..............           --             --          170,000            --              --
Issuance of shares on conversion of
   debentures and accrued interest
   (Note 6(a)) ......................      2,413,667          2,414      1,224,838            --              --
Exercise of put options on common
   stock issued in connection with
   acquisitions .....................         60,000             60       (156,060)           --              --
Incremental interest from revaluation
   of convertible debentures
   (Note 6(a)) ......................           --             --          850,000            --              --
Foreign currency translation
   adjustment .......................           --             --             --           (35,900)           --
Net loss for the year ...............           --             --             --              --        (2,530,228)
                                                                                                      ------------
BALANCE, DECEMBER 31, 1997 ..........      4,949,936   $      4,950   $ 19,770,725    $    (35,900)   $(16,188,203)
                                           =========    ===========     ==========     ===========    ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



YEAR ENDED DECEMBER 31,                                                    1997           1996
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................................   $(2,530,228)   $(4,287,514)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ...............................       497,362         29,352
        Gain on sale of investment ..................................      (524,000)          --
        Options granted/extended as compensation ....................       170,000        600,000
        Stock issued for accrued interest ...........................        42,252          3,907
        Incremental interest on revaluation of convertible debentures       850,000        792,500
        Provision for loss on construction-in-progress ..............       350,000      1,000,000
        Equity in net loss of unconsolidated affiliate ..............          --          278,000
        Provision for doubtful accounts .............................        39,216           --
        Loss on sale of property ....................................        75,000          5,033
        (Increase) decrease in:
           Accounts receivable ......................................       (70,849)          --
           Vat refund receivable ....................................        74,412        146,804
           Receivables from related parties .........................       (65,269)        85,962
           Other assets .............................................        82,329         (9,881)
        Increase (decrease) in:
           Accounts payable and accrued expenses ....................       (59,449)      (227,283)
           Deferred revenue .........................................        99,614      1,490,039
                                                                         ----------     ----------
                NET CASH USED IN OPERATING ACTIVITIES ...............      (969,610)       (93,081)
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Receivable from HBC ..............................................       (65,269)       376,323
   Acquisition of Internet service companies, net of cash acquired ..      (501,986)      (825,000)
   Acquisition of property and equipment and construction-in-progress      (243,890)    (1,429,992)
   Proceeds from sale of investment in HBC ..........................       649,000           --
   Proceeds from sale of property ...................................       134,000        320,510
                                                                         ----------     ----------
                NET CASH USED IN INVESTING ACTIVITIES ...............       (28,145)    (1,558,159)
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debt .......................       850,000        796,957
   Proceeds from HBC loan ...........................................       350,000           --
   Proceeds from issuance of common stock ...........................          --          973,000
                                                                         ----------     ----------
                NET CASH PROVIDED BY FINANCING ACTIVITIES ...........     1,200,000      1,769,957
                                                                         ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................       202,245        118,717
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........................       495,703        376,986
                                                                         ----------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR ..............................   $   697,948    $   495,703
                                                                         ==========     ==========
NONCASH TRANSACTIONS:
   Issuance of common stock upon conversion of debentures and .......   $ 1,185,000    $   307,500
      accrued interest
   Issuance of common stock as advances on acquisition ..............          --          360,000
   Payable to stockholders of acquired companies ....................       191,000        400,000
                                                                         ==========     ==========



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

        The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in an interest charge of $850,000 and $792,500 to the consolidated statements of loss for the years ended December 31, 1997 and 1996, respectively. In addition, financing costs of approximately $154,000 and $125,000 incurred in connection with the sale of the debentures have been charged to operations during 1997 and 1996, respectively, since substantially all of the debentures were converted to common stock within a short period after issuance.

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

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





        Transactions involving options granted are summarized below:


                                                1997                     1996
                               -------------------------------------------------
                                              Weighted                 Weighted
                                              average                   average
                                              exercise                 exercise
                                  Shares       price       Shares        price
--------------------------------------------------------------------------------
Outstanding, January 1,             775,000      $1.71       560,000       $2.32
Granted                             240,000       1.77       240,000        3.01
Cancelled                         (195,000)       2.33      (25,000)        9.60
---------------------------------------------               --------
Outstanding, December 31,           820,000       1.39       775,000        1.71
================================================================================
Exercisable, December 31,           720,000      $1.32       725,000       $1.62
===============================================================================



        The following table summarizes information about stock options outstanding under the Plan at December 31, 1997:



                            Options outstanding           Options exercisable
                            -------------------           -------------------

                                     Weighted
                       Number        average     Weighted       Number     Weighted
Range of            outstanding at   remaining    average     exercisable   average
exercisable         December 31,    contractual  exercisable  December 31, exercisable
 prices               1997            life         life         1997         life
-------------------------------------------------------------------------------------
$1.00 - $3.38         820,000        2.6          $1.39       720,000       $1.32
=====================================================================================


l

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(B)    STOCK WARRANTS

        The following table summarizes information about stock warrants at December 31, 1997:


                                                 Warrants outstanding
Range of exercise prices                           and exercisable
                                    --------------------------------------------
                                            Number                Weighted
                                        outstanding at             average
                                         December 31,             remaining
                                             1997             contractual life
--------------------------------------------------------------------------------
$1.25 - $4.00                               555,700                       4.8
$13.20 - $14.75                              87,000                       1.7
-----------------------------------------------------------
                                            642,700                       4.4
--------------------------------------------------------------------------------



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


YEAR ENDED DECEMBER 31, 1996 (UNAUDITED)
---------------------------------------------------------------
Net revenues                                    $    948,000
Net loss                                          (4,600,000)
Net loss per share                                     (2.44)
===============================================================




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

     The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in an interest charge of $850,000 and $792,500 to the consolidated statement of loss for the years ended December 31, 1997 and 1996, respectively. In addition, financing costs of approximately $154,000 and $99,000 incurred in connection with the sale of the debentures have been charged to operations during 1997 and 1996, respectively, since substantially all of the debentures were converted to common stock within a short period after issuance.

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