Form 10KSB/A
period 1996-12-31
EUROWEB INTERNATIONAL CORP
filed 1998-12-01
CIK 905428

Securities and Exchange Commission
                 Washington, D.C. 20549
                      Form 10-KSB/A/A

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

As discussed in Note 13, the accompanying consolidated balance sheet as of December 31, 1996, and the related consolidated statements of loss, Stockholders' equity, and cash flows for the year then ended have bee restated.

BDO Seidman, LLP



New York, New York
April 9, 1997, except for Note 13 which
  is of November 19, 1998

             Hungarian Teleconstruct Corp.

              Consolidated Balance Sheet
      ------------------------------------------

December 31, 1996
Assets
Current:
   Cash (Note 3)                                  $       495,703
   VAT refund receivable                                   74,412
   Receivables from related parties (Note 4)              480,784
   Prepaid and other                                      101,564
                                                    -------------
      Total current assets                              1,152,463
Property and equipment, less accumulated
  depreciation of $38,750                                  65,586
Office condominium unit held for sale                     209,000
Construction-in-progress (Note 5)                       3,527,090
Advances on acquisitions (Note 11)                      1,585,000
Investment in and advances to affiliate (Note 6)          218,344
                                                    -------------
                                                   $    6,757,483
                                                    =============

Liabilities and Stockholders' Equity
Current:
   Payable to owner of acquired business (Note 11) $      400,000
   Accounts and accrued expenses payable                  259,996
   Compensation payable to officers                        96,000
   Deposits (Note 5(b))                                   594,320
                                                    -------------
      Total current liabilities                         1,350,316
10% Convertible debentures (Note 7(a))                    485,000
Payable to former officer (Note 10(a))                    895,719
                                                    -------------
      Total liabilities                                 2,731,035
                                                    -------------
Commitments (Notes 5 and 9)
Stockholders' equity (Note 8):
   Common stock, $.001 par value - shares
      authorized 10,000,000;
      issued and outstanding 2,476,269                      2,476
   Additional paid-in capital
      (As restated - See note 13)                      17,681,947
   Deficit (As restated - See note 13)                (13,657,975)
                                                    -------------
      Total stockholders' equity                        4,026,448
                                                    -------------
                                                   $    6,757,483
                                                    =============

See accompanying notes to consolidated financial statements

            Hungarian Teleconstruct Corp.

           Consolidated Statements of Loss
      -----------------------------------------


Year ended December 31,                            1996           1995
--------------------------------                 ------         ------
                                            (As restated
                                             See note 13)
Revenues (Note 10(c)):
 Construction-                            $          -        $  244,745
 Other                                          18,597           125,680
                                             ----------        ---------
                                                18,597           370,425
                                             ----------        ---------
Expenses:

 Cost of construction revenue                        -           240,400
 Compensation and related costs
   (Notes 9 and 10(a))                       1,364,550         5,747,188
 Foreign currency loss                         150,917           126,002
 Write-down of construction-in-progress
    to estimated market value (Note 5(a))    1,000,000                 -
 Interest expense (Note 7(a))                  878,179                 -
 Interest income                               (98,002)         (247,465)
 Other                                         732,467           644,915
                                            ----------        ----------
                                             4,028,111         6,511,040
                                            ----------        ----------

     Loss before minority interest and
        equity in net loss of
        unconsolidated affiliate            (4,009,514)       (6,140,615)
Minority interest in net losses                      -            76,238
Equity in net loss of unconsolidated
  affiliate (Note 6)                          (278,000)         (415,000)
                                            ----------        ----------
Net loss                                   $(4,287,514)      $(6,479,377)
                                            ==========        ==========
Net loss per share                         $     (2.55)      $     (4.27)
                                            ==========        ==========
Weighted average number of shares
  outstanding                                1,681,000         1,518,290
                                            ==========        ==========

                                                      .
See accompanying notes to consolidated financial statements

          Hungarian Teleconstruct Corp.

   Consolidated Statements of Stockholders' Equity
------------------------------------------------------------

Year ended December 31, 1996 and 1995
----------------------------------------------------
                                         Common stock            Additional
                                    -------------------            paid-in
                                     Shares       Amount      capital     Deficit
----------------------------------------------------------------------------------
Balance, January 1, 1995            1,518,290      $1,518     $9,260,331   $(2,891,084)

Options granted as compensation -
 $5,980,000, less previously earned
  compensation of $797,333 (Note 9)         -            -     5,182,667             -
Gain on issuance of stock by affiliate
  (Note 6)                                  -            -       203,000             -
Net loss for the year                       -            -             -    (6,479,377)
                                -------------      -------  ------------   -----------
Balance, December 31, 1995          1,518,290        1,518    14,645,998    (9,370,461)
Issuance of shares for cash
 (Note 7(b))                          550,000          550       972,450             -
Compensation relating to the extension
 of the period of exercisability of
 former officer's options (Note 10(a))      -            -       600,000             -
Issuance of shares for businesses to be
  acquired (Note 11)                  144,000           144      359,856             -
Issuance of shares on conversion of
 debentures (Note 7(a))               263,979           264      311,143             -
Incremental interest from revaluation
 of convertible debentures (Note 7(a))
 (As restated - See note 13)                -             -      792,500             -
Net loss for the year
 (As restated - See note 13)                -             -            -    (4,287,514)
                                 ------------        ------- -----------   -----------
Balance, December 31, 1996
 (As restated - See note 13)        2,476,269         $2,476 $17,681,947  $(13,657,975)
                                    =========          =====  ==========   ===========

See accompanying notes to consolidated financial statements

               Hungarian Teleconstruct Corp.

        Consolidated Statements of Cash Flows
  --------------------------------------------------

Year ended December 31,
                                                      1996          1995
                                                    -------       -------
Cash flows from operating activities:
 Net loss (As restated - See note 13)            $(4,287,514)    $(6,479,377)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

    Depreciation and amortization                     29,352          51,335
    Options granted/extended as compensation         600,000       5,182,667
    Incremental interest on revaluation of
      convertible debentures                         792,500               -
    Provision for loss on construction-in-progress 1,000,000               -
    Equity in net loss of unconsolidated affiliate   278,000         415,000
    Minority interest in net losses                        -         (76,238)
    Loss on sale of property                           8,940               -
    (Increase) decrease in:
      Accounts receivable                                  -          38,820
      Vat refund receivable                          146,804        (221,216)
      Receivables from related parties                85,962         332,474
      Other assets                                    (9,881)         68,831
    Increase (decrease) in:
      Accounts payable and accrued expenses         (323,283)        417,309
      Compensation payable to officers                96,000               -
      Deposits                                       594,320               -
      Payable to former officer                      895,719               -
                                                  ----------      ----------
        Net cash used in operating activities        (93,081)       (270,395)
                                                  ----------      ----------
Cash flows from investing activities:
 Investment in and advances to affiliate             376,323         353,233
 Advances on acquisitions                           (825,000)              -
 Acquisition of property and equipment and
  construction-in-progress                        (1,429,992)     (1,813,744)
 Proceeds from sale of property                      321,060               -
                                                  ----------      ----------
        Net cash used in investing activities     (1,557,609)     (1,460,511)
                                                  ----------      ----------
Cash flows from financing activities:
 Proceeds from issuance of convertible debt          796,957               -
 Proceeds from issuance of common stock              972,450               -
                                                  ----------      ----------
        Net cash provided by financing activities  1,769,407               -
Net increase (decrease) in cash and
   cash equivalents                                  118,717      (1,730,906)
Cash and cash equivalents, beginning of year         376,986       2,107,892
                                                  ----------       ---------
Cash and cash equivalents, end of year           $   495,703     $   376,986
                                                  ==========      ==========
Noncash transactions:
Issuance of common stock upon conversion of
 debentures and accrued interest                  $  311,407      $        -
 Issuance of common stock as advances
    on acquisition                                   360,000               -
 Payable to stockholders of companies
    to be acquired                                   400,000               -

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

        The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in an interest charge of $792,500 to the consolidated statement of loss for the year ended December 31, 1996. (See Note 13). In addition, the financing costs of $99,000 incurred in connection with the sale of the debentures have been charged to 1996 operations since substantially all of the debentures were converted to common stock within a short period after 1996.

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

13.      RESTATEMENT

         In November 1997, the Company's management re-measured the incremental yield on its 10% convertible debentures [see Note 7(a)], relating to the convertibility of the debentures into common stock, resulting in an interest charge of $792,500 instead of $300,000. As a result, for the year ended December 31, 1996, interest expense increased from $385,679 to $878,179, net loss increased from $3,795,014 to $4,287,514 and net loss per share increased from $2.26 to $2.55. In addition, at December 31, 1996, additional paid-in capital increased from $17,189,447 to $17,681,947 and the deficit increased from $13,165,475 to $13,657,975. The accompanying consolidated financial statements as of December 31, 1996 and for the year then ended have been restated.

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