Form 10KSB/A
period 1997-12-31
EUROWEB INTERNATIONAL CORP
filed 1998-12-01
CIK 905428

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

As discussed in Note 11, the accompanying consolidated financial statements have been restated.



BDO Seidman, LLP



New York, New York

April 10, 1998, except for Note 11,
  which is as of November 19, 1998

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                           CONSOLIDATED BALANCE SHEET



DECEMBER 31, 1997
----------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents (Note 3)                                    $     697,948
   Accounts receivable, less allowance of $39,216 for doubtful accounts        172,437
   Receivables from Hungarian Broadcasting Corporation (Note 4(a)) ....        546,053
   Prepaid and other ..................................................        103,073
                                                                          ------------
        TOTAL CURRENT ASSETS ..........................................      1,519,511
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $102,402 .....        240,887
CONSTRUCTION-IN-PROGRESS (NOTE 5) .....................................      3,279,900
GOODWILL, LESS ACCUMULATED AMORTIZATION OF $383,000 (NOTE 10) .........      1,529,912
OTHER .................................................................         70,094
                                                                          ------------
                                                                          $  6,640,304
                                                                          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Loan payable to Hungarian Broadcasting Corporation (Note 4(c)) .....   $    368,456
   Payable to former owners of acquired businesses (Note 10) ..........        191,000
   Accounts payable and accrued expenses ..............................        789,623
                                                                          ------------
        TOTAL CURRENT LIABILITIES .....................................      1,349,079
10% CONVERTIBLE DEBENTURES (NOTE 6(A)) ................................        150,000
DEFERRED REVENUE (NOTE 5(B)) ..........................................      1,589,653
                                                                          ------------
        TOTAL LIABILITIES .............................................      3,088,732
                                                                          ------------
COMMITMENTS (NOTES 5 AND 8)
STOCKHOLDERS' EQUITY (NOTE 7):
   Preferred stock, $.001 par value - shares authorized 5,000,000;
      no shares outstanding ...........................................           --
   Common stock, $.001 par value - shares authorized 15,000,000;
      issued and outstanding 4,949,936 ................................          4,950
   Additional paid-in capital (As restated - See Note 11) .............     19,770,725
   Deficit (As restated - See Note 11).................................    (16,188,203)
   Foreign currency translation adjustment ............................        (35,900)
                                                                          ------------
        TOTAL STOCKHOLDERS' EQUITY ....................................      3,551,572
                                                                          ------------
                                                                          $  6,640,304
                                                                          ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                         CONSOLIDATED STATEMENTS OF LOSS
                          (As Restated - See Note 11)



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
==============================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (As Restated - See Note 11)



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
                                           =========    ===========     ==========     ===========    ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EUROWEB INTERNATIONAL CORP.
                    (FORMERLY HUNGARIAN TELECONSTRUCT CORP.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



YEAR ENDED DECEMBER 31,                                                    1997           1996
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss (As restated - See Note 11)..............................   $(2,530,228)   $(4,287,514)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ...............................       497,362         29,352
        Gain on sale of investment ..................................      (524,000)          --
        Options granted/extended as compensation ....................       170,000        600,000
        Stock issued for accrued interest ...........................        42,252          3,907
        Incremental interest on revaluation of convertible debentures       850,000        792,500
        Provision for loss on construction-in-progress ..............       350,000      1,000,000
        Equity in net loss of unconsolidated affiliate ..............          --          278,000
        Provision for doubtful accounts .............................        39,216           --
        Loss on sale of property ....................................        75,000          5,033
        (Increase) decrease in:
           Accounts receivable ......................................       (70,849)          --
           Vat refund receivable ....................................        74,412        146,804
           Receivables from related parties .........................       (65,269)        85,962
           Other assets .............................................        82,329         (9,881)
        Increase (decrease) in:
           Accounts payable and accrued expenses ....................       (59,449)      (227,283)
           Deferred revenue .........................................        99,614      1,490,039
                                                                         ----------     ----------
                NET CASH USED IN OPERATING ACTIVITIES ...............      (969,610)       (93,081)
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Receivable from HBC ..............................................       (65,269)       376,323
   Acquisition of Internet service companies, net of cash acquired ..      (501,986)      (825,000)
   Acquisition of property and equipment and construction-in-progress      (243,890)    (1,429,992)
   Proceeds from sale of investment in HBC ..........................       649,000           --
   Proceeds from sale of property ...................................       134,000        320,510
                                                                         ----------     ----------
                NET CASH USED IN INVESTING ACTIVITIES ...............       (28,145)    (1,558,159)
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debt .......................       850,000        796,957
   Proceeds from HBC loan ...........................................       350,000           --
   Proceeds from issuance of common stock ...........................          --          973,000
                                                                         ----------     ----------
                NET CASH PROVIDED BY FINANCING ACTIVITIES ...........     1,200,000      1,769,957
                                                                         ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................       202,245        118,717
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........................       495,703        376,986
                                                                         ----------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR ..............................   $   697,948    $   495,703
                                                                         ==========     ==========
NONCASH TRANSACTIONS:
   Issuance of common stock upon conversion of debentures and .......   $ 1,185,000    $   307,500
      accrued interest
   Issuance of common stock as advances on acquisition ..............          --          360,000
   Payable to stockholders of acquired companies ....................       191,000        400,000
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

        The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in an interest charge of $850,000 and $792,500 to the consolidated statements of loss for the years ended December 31, 1997 and 1996, respectively, (See note 11). In addition, financing costs of approximately $154,000 and $125,000 incurred in connection with the sale of the debentures have been charged to operations during 1997 and 1996, respectively, since substantially all of the debentures were converted to common stock within a short period after issuance.

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

11      Restatement

        In November 1997, the Company's management re-measured the incremental yield on its 10% convertible debentures [see Note 6(a)], relating to the convertibility of the debentures into common stock, resulting in an interest charge of $850,000 instead of $327,000 and $792,500 instead of $300,000 for the years ended December 31, 1997 and 1996, respectively. The accompanying consolidated financial statements as of December 31, 1996 and for the year then ended have been restated.

        A summary of the significant effects of the restatement follows:

                                                  YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------------
                                        1997                             1996
                          ------------------------------      -------------------------------
                                           As Previously                        As Previously
                           As Restated       Reported         As Restated           Reported
                          ------------------------------      -------------------------------
CONSOLIDATED
STATEMENTS OF LOSS:
   Interest expense ...... $   893,166      $   370,166       $   780,177        $   287,677
   Net loss ..............  (2,530,228)      (2,007,228)       (4,287,514)        (3,795,014)
   Net loss per share ....        (.68)            (.54)            (2.55)             (2.26)

CONSOLIDATED BALANCE SHEET AND
  CONSOLIDATED STATEMENTS OF
  STOCKHOLDERS' EQUITY:
   Additional paid-in
     capital ............. $19,770,725       $18,755,225       $17,681,947       $17,189,447
   Deficit ...............  16,188,203        15,172,703        13,657,975        13,165,475

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