Form 10QSB/A
period 1997-03-31
EUROWEB INTERNATIONAL CORP
filed 1998-12-08
CIK 905428

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                         Form 10-QSB/A



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



                                             March 31, 1997   December 31, 1996
                                               (Unaudited)        (Audited)

ASSETS

  CURRENT ASSETS
    Cash                                        $   461,422      $   495,703
    Accounts receivable                             165,290             -
    VAT refund receivable                            43,483           74,412
    Receivables from related parties                480,168          480,784
    Prepaid and other current assets                 94,562          101,564
        Total current assets                      1,244,925        1,152,463

  Property and equipment, less accumulated
    depreciation of $59,158 and $38,750,
    respectively                                    277,665           65,586
  Office condominium unit held for sale             209,000          209,000
  Construction in progress, net of $1,000,000
    allowance for reduction to market value       3,615,951        3,527,090
  Advances on acquisitions                             -           1,585,000
  Investment in and advances to affiliate           222,689          218,344
  Goodwill                                        1,829,948             -
  Other                                              36,390             -

                                                $ 7,436,568      $ 6,757,483

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Note payable to affiliate                   $   350,000      $      -
    Payable to owner of acquired business           249,147          400,000
    Accounts payable and accrued expenses           700,084          259,996
    Compensation payable to officers                 46,000           96,000
    Deposits                                        594,320          594,320
        Total current liabilities                 1,939,551        1,350,316

  10% CONVERTIBLE DEBENTURES                        385,000          485,000

  PAYABLE TO FORMER OFFICER                         983,367          895,719

      Total liabilities                           3,307,918        2,731,035

  COMMITMENTS AND CONTINGENCIES

  COMMON STOCK SUBJECT TO PUT OPTIONS;
    .001 PAR VALUE, SHARES ISSUED AND
    OUTSTANDING 144,000                             360,000             -

  STOCKHOLDERS' EQUITY
    Common stock, $.001 par value - shares
      authorized 10,000,000 (1997) and
      3,000,000 (1996); issued and
      outstanding 2,981,174 and 2,476,269,
      respectively                                    2,981            2,476
    Additional paid-in capital                   18,347,759       17,681,947
    Accumulated deficit                         (14,582,090)     (13,657,975)
        Total stockholders' equity                3,768,650        4,026,448

                                                $ 7,436,568      $ 6,757,483



     See accompanying notes to consolidated financial statements.

                       HUNGARIAN TELECONSTRUCT CORP.
                      CONSOLIDATED STATEMENTS OF LOSS
                                (Unaudited)



                                                   Three Months Ended
                                                        March 31,
                                                    1997        1996


REVENUES
  Internet                                       $  286,252  $     -
  Other                                                -         31,098

      Total                                         286,252      31,098

EXPENSES(INCOME)
  Compensation and related costs                    220,001     182,221
  Consulting and professional fees                   84,275      31,000
  Foreign currency loss                              74,424      85,030
  Depreciation and amortization of
    property and equipment                           20,408       6,368
  Amortization of goodwill                           86,000        -
  Interest and dividend income                      (19,000)    (20,986)
  Interest expense                                  428,197        -
  Financing costs                                    59,924        -
  Other                                             256,138     103,983

      Total                                       1,210,367     387,616

Loss before equity in net loss of
  unconsolidated affiliate                         (924,115)   (356,518)
Equity in net loss of unconsolidated
  affiliate                                            -        (82,000)

Net loss                                         $ (924,115) $ (438,518)

Net loss per share                                $     (.33) $     (.29)

Weighted average number of common
  shares outstanding                              2,815,255   1,518,290


         See accompanying notes to consolidated financial statements.

                         HUNGARIAN TELECONSTRUCT CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                     Additional
                                     Common Stock     Paid-in      Accumulated
                                    Shares   Amount    Capital       Deficit




THREE MONTHS ENDED MARCH 31, 1997:

 Balance, January 1, 1997          2,476,269  $2,476  $17,681,947  $(13,657,975)

 Issuance of put options on
   common stock issued in
   connection with acquisitions                 (144)    (359,856)

 Compensation relating to the
   extension of the period of
   exercisability of former
   officers' options                    -       -         125,000        -

 Issuance of shares on conversion
   of debentures                     648,905     649      505,668        -

 Incremental interest from
   revaluation of convertible
   debentures                           -        -        395,000        -

 Net loss for the period                -        -          -          (924,115)

 Balance, March 31, 1997           3,125,174   $2,981 $18,347,759  $(14,582,090)






THREE MONTHS ENDED MARCH 31, 1996:

 Balance, January 1, 1996          1,518,290   $1,518 $14,645,998   $(9,370,461)

 Net loss for the period               -         -        -            (438,518)

 Balance, March 31, 1996           1,518,290   $1,518 $14,645,998   $(9,808,979)



             See accompanying notes to consolidated financial Statements.

                       HUNGARIAN TELECONSTRUCT CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                       Three Months Ended
                                                             March 31,
                                                         1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (924,115)  $(438,518)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Depreciation and amortization of property
       and equipment                                      20,408       6,368
     Amortization of goodwill                             86,000        -
     Amortization of imputed interest income             (13,000)    (13,000)
     Options granted/extended as compensation            125,000        -
     Incremental interest on revaluation of
       convertible debentures                            395,000        -
     Interest on debentures paid in shares of
       capital stock                                      11,317        -
     Loss on disposal of property and equipment             -          1,829
     Foreign currency loss                                74,424      85,030
     Equity in net loss of unconsolidated affiliate         -         82,000
     Changes in operating assets and liabilities:
       Increase in accounts receivable                  (165,290)       -
       (Increase)decrease in VAT refund receivable        30,929     (43,926)
       Decrease in receivables from related parties          616     537,179
       (Increase)decrease in prepaid and other assets    (29,388)     49,219
       Increase(decrease) in accounts payable and
         accrued expenses                                440,088    (207,883)
       Decrease in compensation payable to officers      (50,000)       -
       Increase in payables to related parties              -        104,486
       Increase in deposits payable                         -        491,354
       Increase in payable to former officer              87,648        -

    Net cash provided by operating activities             89,637     654,138

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment
    and construction in progress                        (321,348)   (381,925)
  Decrease in advances on acquisitions                 1,585,000        -
  Acquisition of goodwill                             (1,915,948)       -
  Payment to owner of acquired business                 (150,853)       -
  (Increase)decrease in investment in and advances
    to affiliate                                           8,655      (1,964)

    Net cash used in investing activities               (794,494)   (383,889)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt             395,000        -
  Proceeds from note payable to affiliate                350,000        -
  Decrease in bank overdraft                                -        (16,502)

    Net cash provided by(used in) financing activities   745,000     (16,502)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH          (74,424)    (85,030)

INCREASE(DECREASE) IN CASH                               (34,281)    168,717

  Cash at beginning of period                            495,703     376,986

  Cash at end of period                              $   461,422   $ 545,703


SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock upon conversion of
    debentures and accrued interest                  $   506,317   $    -

       See accompanying notes to consolidated financial statements.

                  HUNGARIAN TELECONSTRUCT CORP.
           Notes to Consolidated Financial Statements
                           (Unaudited)



     The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in interest charges of $395,000 to the consolidated statement of loss for the three months ended March 31, 1997. In addition, the financing costs of $59,924 incurred in connection with the sale of the debentures were charged to 1997 operations, since a substantial portion of the debentures are expected to be converted to common stock within a short period.

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

For the three months ended March 31, 1997, the Company incurred a net loss of $924,115; the net loss for the three months ended March 31, 1996 amounted to $438,518. The acquisition of the Internet business resulted in goodwill of $1,715,948, which is being amortized over five years; amortization for the three months ended March 31, 1997 amounted to $86,000.

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

Interest expense of $428,197 in 1997 includes $395,000 of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common Stock's market price. The balance of the interest was primarily incurred on various borrowings.

                             SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of
New York, State of New York, on the         day of November 1998




                                              HUNGARIAN TELECONSTRUCT CORP.



                                            By /s/ Frank R. Cohen
                                               Frank R. Cohen
                                               Chairman of the Board