Form 10QSB/A
period 1997-06-30
EUROWEB INTERNATIONAL CORP
filed 1998-12-08
CIK 905428

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



                                              June 30, 1997   December 31, 1996
                                               (Unaudited)        (Audited)

ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                   $   378,781      $   495,703
    Accounts receivable                             219,133             -
    VAT refund receivable                            55,016           74,412
    Receivables from related parties                480,168          480,784
    Prepaid and other current assets                132,275          101,564
        Total current assets                      1,265,373        1,152,463

  Property and equipment, less accumulated
    depreciation of $93,018 and $38,750,
    respectively                                    337,963           65,586
  Office condominium unit held for sale                -             209,000
  Construction in progress, net of $1,000,000
    allowance for reduction to market value       3,677,468        3,527,090
  Advances on acquisitions                             -           1,585,000
  Investment in and advances to affiliate           228,260          218,344
  Goodwill                                        1,721,137             -
  Other                                              34,319             -

                                               $ 7,264,520      $ 6,757,483

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Note payable to affiliate                   $   350,000      $      -
    Payable to owners of acquired business          268,508          400,000
    Accounts payable and accrued expenses           655,724          259,996
    Compensation payable to officers                 46,000           96,000
    Deposits payable                                594,320          594,320
        Total current liabilities                 1,914,552        1,350,316

  10% CONVERTIBLE DEBENTURES                        680,000          485,000

  PAYABLE TO FORMER OFFICER                       1,020,778          895,719

      Total liabilities                           3,615,330        2,731,035

  COMMITMENTS AND CONTINGENCIES

  COMMON STOCK SUBJECT TO PUT OPTIONS;
    $.001 PAR VALUE, SHARES ISSUED AND
    OUTSTANDING 144,000                             360,000             -

  STOCKHOLDERS' EQUITY
    Common stock, $.001 par value - shares
      authorized 10,000,000 (1997) and
      3,000,000 (1996); issued and
      outstanding 3,177,753 and 2,476,269,
      respectively                                    3,178            2,476
    Additional paid-in capital                   18,831,680       17,681,947
    Accumulated deficit                         (15,545,668)     (13,657,975)
        Total stockholders' equity                3,289,190        4,026,448

                                                $ 7,264,520      $ 6,757,483



     See accompanying notes to consolidated financial statements.

                       HUNGARIAN TELECONSTRUCT CORP.
                      CONSOLIDATED STATEMENTS OF LOSS
                                (Unaudited)




                                   Three Months Ended          Six Months Ended
                                       June 30,                     June 30,
                                   1997        1996           1997        1996


REVENUES
  Internet                      $  321,828  $     -      $   608,080  $    -
  Other                               -           -             -        31,098

      Total                        321,828        -          608,080     31,098

EXPENSES(INCOME)
  Compensation and
    related costs                   97,804     117,181       317,805    299,402
  Consulting and
    professional fees               86,286      80,400       170,561    111,400
  Foreign currency loss              1,337      19,047        75,761    104,077
  Depreciation and amortization
    of property and equipment       33,860       6,315        54,268     12,683
  Amortization of goodwill         105,000        -          191,000       -
  Interest and dividend income     (21,211)    (20,674)      (40,211)   (41,660)
  Interest expense                 426,320        -          854,517       -
  Financing costs                   73,779        -          133,703       -
  Loss on sale of office
    condominium unit                75,000        -           75,000       -
  Other                            407,231      46,198       663,369    150,181

      Total                      1,285,406     248,467     2,495,773    636,083

Loss before equity in net loss
  of unconsolidated affiliate     (963,578)   (248,467)   (1,887,693)  (604,985)
Equity in net loss of
  unconsolidated affiliate            -       (100,000)        -       (182,000)

Net loss                        $ (963,578) $ (348,467)  $(1,887,693)$ (786,985)

Net loss per share              $     (.30) $     (.23)  $      (.63)$     (.52)

Weighted average number of
  common shares outstanding      3,197,570   1,518,290     3,007,469  1,518,290


         See accompanying notes to consolidated financial statements.

                         HUNGARIAN TELECONSTRUCT CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                     Additional
                                     Common Stock     Paid-in       Accumulated
                                    Shares   Amount    Capital        Deficit




SIX MONTHS ENDED JUNE 30, 1997:

 Balance, January 1, 1997         2,476,269 $2,476  $17,681,947   $(13,657,975)

 Issuance of put options on
   common stock issued in
   connection with acquisitions    (144,000)  (144)    (359,856)        -

 Compensation relating to the
   extension of the period of
   exercisability of former
   officers' options                   -       -        125,000         -
 Issuance of shares on conversion
   of debentures                    845,484    846      604,589         -

 Incremental interest from
   revaluation of convertible
   debentures                          -       -        780,000         -

 Net loss for the period               -       -          -         (1,887,693)

 Balance, June 30, 1997           3,177,753 $3,178  $18,831,680   $(15,545,668)






SIX MONTHS ENDED JUNE 30, 1996:

 Balance, January 1, 1996         1,518,290 $1,518  $14,645,998   $ (9,370,461)

 Net loss for the period              -        -         -            (786,985)

 Balance, June 30, 1996           1,518,290 $1,518  $14,645,998   $(10,157,446)



             See accompanying notes to consolidated financial statements.

                       HUNGARIAN TELECONSTRUCT CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                         1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(1,887,693)  $(786,985)
  Adjustments to reconcile net loss to
    net cash provided by(used in) operating
    activities:
     Depreciation and amortization of
       property and equipment                             54,268     12,683
     Amortization of goodwill                            191,000        -
     Amortization of imputed interest income             (26,000)    (26,000)
     Options granted/extended as compensation            125,000        -
     Incremental interest on revaluation of
       convertible debentures                            780,000        -
     Interest on debentures paid in shares of
       capital stock                                      20,435        -
     Loss on sale of office condominium unit              75,000        -
     Loss on disposal of property and equipment             -          1,829
     Foreign currency loss                                75,761     104,077
     Equity in net loss of unconsolidated affiliate          -       182,000
     Changes in operating assets and liabilities:
       Increase in accounts receivable                  (219,133)       -
       Decrease in VAT refund receivable                  19,396     143,758
       Decrease in receivables from related parties          616     533,962
       (Increase)decrease in prepaid and other assets    (65,030)     20,104
       Increase(decrease) in accounts payable and
         accrued expenses                                395,728    (420,259)
       Decrease in compensation payable to officers      (50,000)       -
       Increase in payables to related parties              -         13,319
       Increase in deposits payable                         -        594,320
       Increase in payable to former officer             125,059        -

    Net cash provided by(used in) operating activities  (385,593)    372,808

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment
    and construction in progress                        (477,023)   (751,736)
  Decrease in advances on acquisitions                 1,585,000        -
  Acquisition of goodwill                             (1,912,137)       -
  Payment to owners of acquired business                (131,492)       -
  Proceeds from sale of building to HTCC                    -        315,000
  Proceeds from sale of office condominium unit          134,000        -
  (Increase)decrease in investment in and advances
    to affiliate                                          16,084      (5,214)

    Net cash used in investing activities               (785,568)   (441,950)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt             780,000        -
  Proceeds from note payable to affiliate                350,000        -
  Decrease in bank overdraft                                -        (16,502)

    Net cash provided by(used in) financing activities 1,130,000     (16,502)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH          (75,761)   (104,077)

DECREASE IN CASH AND CASH EQUIVALENTS                   (116,922)   (189,721)

  Cash and cash equivalents at beginning of period       495,703     376,986

  Cash and cash equivalents at end of period          $  378,781    $187,265


SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock upon conversion of
    debentures and accrued interest                   $  605,435    $   -

       See accompanying notes to consolidated financial statements.

                  HUNGARIAN TELECONSTRUCT CORP.
            Notes to Consolidated Financial Statements
                           (Unaudited)



       The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in interest charges of $780,000 to the consolidated statement of loss for the six months ended June 30, 1997. In addition, the financing costs of $133,703 incurred in connection with the sale of the debentures were charged to 1997 operations, since a substantial portion of the debentures is expected to be converted to common stock within a short period.

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

For the six months ended June 30, 1997, the Company incurred a net loss of $1,887,693; the net loss for the six months ended June 30, 1996 amounted to $786,985. The acquisition of the Internet business resulted in goodwill of $1,912,077, which is being amortized over five years; amortization for the six months ended June 30,1997 amounted to $191,000.

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

Interest expense of $854,517 in 1997 includes $780,000 of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common Stock's market price. The balance of the interest was primarily incurred on various borrowings.

                              SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New
York, State of New York, on the     th day of November 1998




                                              HUNGARIAN TELECONSTRUCT CORP.



                                             By /s/ Frank R. Cohen
                                               Frank R. Cohen
                                               Chairman of the Board