Form 10QSB/A
period 1997-09-30
EUROWEB INTERNATIONAL CORP
filed 1998-12-08
CIK 905428

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


                                          September 30, 1997  December 31, 1996
                                              (Unaudited)       (Audited)

ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                   $   294,282      $   495,703
    Accounts receivable                             217,779             -
    VAT refund receivable                             7,317           74,412
    Receivables from related parties                502,168          480,784
    Prepaid and other current assets                 95,962          101,564
        Total current assets                      1,117,508        1,152,463

  Property and equipment, less accumulated
    depreciation of $124,968 and $38,750,
    respectively                                    331,608           65,586
  Office condominium unit held for sale                -             209,000
  Construction in progress, net of $1,000,000
    allowance for reduction to market value       3,743,202        3,527,090
  Advances on acquisitions                             -           1,585,000
  Investment in and advances to affiliate           193,806          218,344
  Goodwill                                        1,638,861             -
  Other                                              53,699             -

                                                $ 7,078,684      $ 6,757,483

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Note payable to affiliate                   $   350,000      $      -
    Payable to owners of acquired business          237,174          400,000
    Accounts payable and accrued expenses           747,852          259,996
    Compensation payable to officers                 46,000           96,000
    Deposits payable                                594,320          594,320
        Total current liabilities                 1,975,346        1,350,316

  10% CONVERTIBLE DEBENTURES                        220,000          485,000

  PAYABLE TO FORMER OFFICER                       1,031,891          895,719

      Total liabilities                           3,227,237        2,731,035

  COMMITMENTS AND CONTINGENCIES

  COMMON STOCK SUBJECT TO PUT OPTIONS;
    $.001 PAR VALUE, SHARES ISSUED AND
    OUTSTANDING 144,000                             360,000             -

  STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value - shares
      authorized 5,000,000 (1997) and -0- (1996);
      issued and outstanding - none
    Common stock, $.001 par value - shares
      authorized 15,000,000 (1997) and
      10,000,000 (1996); issued and
      outstanding 4,541,717 and 2,476,269,
      respectively                                    4,542            2,476
    Additional paid-in capital                   19,463,157       17,681,947
    Accumulated deficit                         (15,976,252)     (13,657,975)
        Total stockholders' equity                3,491,447        4,026,448

                                                $ 7,078,684      $ 6,757,483



     See accompanying notes to consolidated financial statements.

                        EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF LOSS
                                (Unaudited)




                            Three Months Ended         Nine Months Ended
                              September 30,               September 30,
                            1997          1996           1997       1996


REVENUES
  Internet               $  323,625      $      -    $   931,705  $      -
  Other                        -                -           -          31,098
      Total                 323,625             -        931,705       31,098

EXPENSES(INCOME)
  Network costs             152,305             -        381,736        -
  Compensation and
    related costs           172,811        51,516        558,928      350,918
  Consulting and
    professional fees        49,869        29,152        220,430      140,552
  Foreign currency
    (gain)loss               (1,380)        6,220         74,381      110,297
  Depreciation and
    amortization of
    property and equipment   31,950         9,017         86,218       21,700
  Amortization of goodwill   98,000             -        289,000         -
  Interest and dividend
    income                  (12,796)      (19,658)       (53,007)     (61,318)
  Interest expense          105,492             -        960,009         -
  Financing costs            17,144             -        150,847         -
  Loss on sale of
    office condominium
    unit                       -                -        75,000          -
  Write-down of
   construction in
   progress to market value    -          700,000          -         700,000
  Other                     140,814        64,812       506,440      214,993

      Total                 754,209       841,059     3,249,982    1,477,142

Loss before equity
  in net loss of
  unconsolidated
  affiliate                (430,584)    (841,059)   (2,318,277)   (1,446,044)
Equity in net loss of
  unconsolidated
  affiliate                    -        (180,000)            -      (362,000)

Net loss                 $ (430,584) $(1,021,059)  $(2,318,277)  $(1,808,044)

Net loss per share       $     (.11) $      (.67)  $      (.69)  $     (1.19)

Weighted average number
  of common shares
  outstanding             4,015,695    1,518,290     3,347,238     1,518,290


         See accompanying notes to consolidated financial statements.

                          EUROWEB INTERNATIONAL CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                     Additional
                                      Common Stock     Paid-in      Accumulated
                                    Shares   Amount    Capital       Deficit




NINE MONTHS ENDED SEPTEMBER 30, 1997:

 Balance, January 1, 1997        2,476,269 $2,476  $17,681,947   $(13,657,975)

 Issuance of put options on
   common stock issued in
   connection with acquisitions   (144,000)  (144)    (359,856)        -

 Compensation relating to the
   extension of the period of
   exercisability of former
   officers' options                  -       -        137,500         -
 Issuance of shares on conversion
   of debentures                 2,209,448  2,210    1,153,566         -

 Incremental interest from
   revaluation of convertible
   debentures                          -       -        850,000        -

 Net loss for the period               -       -          -        (2,318,277)

 Balance, September 30, 1997     4,541,717 $4,542  $19,463,157   $(15,976,252)






NINE MONTHS ENDED SEPTEMBER 30, 1996:

 Balance, January 1, 1996       1,518,290 $1,518  $14,645,998    $ (9,370,461)

 Net loss for the period              -        -         -         (1,808,044)

 Balance, September 30, 1996      1,518,290 $1,518  $14,645,998  $(11,178,505)



             See accompanying notes to consolidated financial statements.

<EWEB>
                        EUROWEB INTERNATIONAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                        Nine Months Ended
                                                           September 30,
                                                         1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $(2,318,277)  $(1,808,044)
  Adjustments to reconcile net loss to
    net cash provided by(used in) operating
    activities:
     Depreciation and amortization of property
       and equipment                                    86,218        21,700
     Write-off of construction in progress to
       market value                                       -          700,000
     Amortization of goodwill                          289,000          -
     Amortization of imputed interest income           (26,000)      (39,000)
     Options granted/extended as compensation          137,500          -
     Incremental interest on revaluation of
       convertible debentures                          850,000          -
     Interest on debentures paid in shares of
       capital stock                                    40,775          -
     Loss on sale of office condominium unit            75,000          -
     Loss on disposal of property and equipment           -            1,829
     Foreign currency loss                              74,381       110,297
     Equity in net loss of unconsolidated affiliate       -          362,000
     Changes in operating assets and liabilities:
       Increase in accounts receivable                (217,779)         -
       Decrease in VAT refund receivable                67,095       152,166
       (Increase)decrease in receivables from
         related parties                              (21,384)       533,962
       (Increase)decrease in prepaid and other assets (48,096)        41,487
        Increase(decrease) in accounts payable and
         accrued expenses                                487,856    (351,654)
       Decrease in compensation payable to officers      (50,000)       -
       Increase in payables to related parties              -        323,974
       Increase in deposits payable                         -        594,320
       Increase in payable to former officer             136,172        -

    Net cash provided by(used in) operating activities  (437,539)    643,037

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment
    and construction in progress                        (568,352) (1,026,417)
  Decrease in advances on acquisitions                 1,585,000        -
  Acquisition of goodwill                             (1,927,861)       -
  Payment to owners of acquired business                (162,826)       -
  Proceeds from sale of building to HTCC                    -        315,000
  Proceeds from sale of office condominium unit          134,000        -
  (Increase)decrease in investment in and advances
     to affiliate                                         50,538      (9,081)

    Net cash used in investing activities               (889,501)   (720,498)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt             850,000        -
  Proceeds from note payable to affiliate                350,000        -
  Decrease in bank overdraft                                -        (16,502)

    Net cash provided by(used in) financing activities 1,200,000     (16,502)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH          (74,381)   (110,297)

DECREASE IN CASH AND CASH EQUIVALENTS                   (201,421)   (204,260)

  Cash and cash equivalents at beginning of period       495,703     376,986

  Cash and cash equivalents at end of period          $  294,282 $   172,726


SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock upon conversion of
    debentures and accrued interest                   $1,155,775    $   -

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

       The incremental yield on the debentures relating to the convertibility of the debentures into common stock at a 50% discount to the common stock's market price resulted in interest charges of $850,000 to the consolidated statement of loss for the nine months ended September 30, 1997. In addition, the financing costs of $150,847 incurred in connection with the sale of the debentures were charged to 1997 operations, since a substantial portion of the debentures is expected to be converted to common stock within a short period.

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

For the nine months ended September 30, 1997, the Company incurred a net loss of $2,318,277; the net loss for the nine months ended September 30, 1996 amounted to $1,808,044. The acquisition of the Internet business resulted in goodwill of $1,927,861, which is being amortized over five years; amortization for the nine months ended September 30, 1997 amounted to $289,000.

The equity in net loss of unconsolidated affiliate of $362,000 for the nine months ended September 30, 1996 represented the Company's share of HBC's estimated loss. The Company's 9.7% interest in HBC was carried at equity because the Company had the ability to exercise significant influence over HBC. Effective October 1, 1996, the Company discontinued its use of the equity method of accounting for its investment in HBC, since the Company no longer had the ability to exercise significant influence over HBC. On October 29, 1997, the Company, with the consent of HBC's underwriters, sold its entire investment (250,000 shares of restricted stock) for $625,000,

Financing costs of $150,847 incurred in connection with the sale of convertible debentures were charged to 1997 operations since a substantial portion of the debentures are expected to be converted to common stock within a short period.

Interest expense of $960,009 in 1997 includes $850,000 of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common Stock's market price. The balance of the interest was primarily incurred on various borrowings.

The Company has entered into an agreement with MCI Global Resources, Inc. ("MCI") for certain communication services to be provided by MCI during a three year period which is expected to begin approximately November 1, 1997 at a minimum charge of $17,888 per month.

Liquidity and Capital Resources

In November and December 1996, the Company sold $792,500 of 10% convertible debentures due in September 1998 to foreign investors outside the United States in private placements, receiving aggregate net proceeds of approximately $693,500 afterdeducting placement agent fees and offering expenses of approximately $99,000. During the nine months ended September 30, 1997, the Company sold an additional $850,000 of 10% convertible debentures due from January 1999 through September 1999, receiving $699,153 after deducting financing costs of $150,847. No subsequent sales of 10% convertible debentures were made during October 1997.

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




                                           EUROWEB INTERNATIONAL CORP.

                                           By  /s/ Frank R. Cohen
                                               Frank R. Cohen
                                               Chairman of the Board