Form 10QSB/A
period 1998-03-31
EUROWEB INTERNATIONAL CORP
filed 1998-12-08
CIK 905428

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                          Form 10-QSB/A



(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
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


Common Stock, $.001 par value                            5,178,246 Shares
          (Class)                               (Outstanding at March 31, 1998)

Transitional Small Business Disclosures Format (Check one): Yes      No   X

                     EUROWEB INTERNATIONAL CORP.
                     CONSOLIDATED BALANCE SHEETS


                                           March 31, 1998    December 31, 1997
                                             (Unaudited)         (Audited)
ASSETS

  Current  Assets
    Cash and cash equivalents                     $  543,314      $  697,948
    Accounts receivable, less allowance
      for doubtful accounts of $39,216               486,870         172,437
    Receivable from Hungarian Broadcasting
      Corporation                                    552,460         546,053
    Prepaid and other current assets                  81,319         103,073
        Total current assets                       1,663,963       1,519,511

  Property and equipment, less accumulated
    depreciation of $121,311 and $102,402            204,430         240,887
  Condominum building, net of $718,870 allowance
    for reduction to market value, held for sale   1,600,000           -
  Construction in progress, net of $1,350,000
    allowance for reduction to market value            -           3,279,900
  Goodwill, less accumulated amortization of
    $480,000 and $383,000                          1,454,968       1,529,912
  Other                                              101,290          70,094

                                                  $5,024,651      $6,640,304

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current  Liabilities
    Note payable to Hungarian Broadcasting
      Corporation                                 $  373,704      $  368,456
    Payable to former owners of acquired
      businesses                                     176,000         191,000
    Accounts payable and accrued expenses            990,595         789,623
        Total current liabilities                  1,540,299       1,349,079
  10% Convertible  Debentures                        100,000         150,000
  Deferred  Revenue                                   50,000       1,589,653
        Total liabilities                         1 ,690,299       3,088,732

  Commitments and  Contingencies

  Stockholders' Equity
    Preferred stock, $.001 par value - shares
      authorized 5,000,000; no shares outstanding
    Common stock, $.001 par value - shares
      authorized 15,000,000; issued and
      outstanding 5,178,246 and 4,949,936              5,178           4,950
    Additional paid-in capital                    19,820,497      19,770,725
    Accumulated deficit                          (16,443,288)    (16,188,203)
    Accumulated other comprehensive loss:              -               -
    Foreign currency translation adjustment          (48,035)        (35,900)
        Total stockholders' equity                 3,334,352       3,551,572

                                                  $5,024,651      $6,640,304

    See accompanying notes to consolidated financial statements.

                        EUROWEB INTERNATIONAL CORP.
           CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                (Unaudited)




                                           Three Months Ended
                                                 March 31,
                                         1998                1997
Revenues
  Internet                             $ 384,900          $ 286,252
  Construction income                  1,724,468               -
      Total                            2,109,368            286,252

Expenses(Income)
  Cost of construction                 1,723,870               -
  Compensation and related costs         165,946            237,667
  Network costs                          171,240             75,161
  Consulting and professional fees        43,450             92,390
  Rent                                    33,004             32,287
  Depreciation and amortization
    of property and equipment             19,073             20,408
  Amortization of goodwill                97,000             86,000
  Interest and dividend income           (16,708)           (19,000)
  Interest expense                        33,612            428,197
  Financing costs                             -              59,924
  Foreign currency loss                   41,576             74,424
  Other                                   52,390            122,909

      Total                            2,364,453          1,210,367


Net loss                                (255,085)          (924,115)

Other comprehensive loss:
  Foreign currency translation loss      (12,135)                -

Comprehensive loss                    $ (267,220)        $ (924,115)

Net loss per share-basic and diluted  $     (.05)        $     (.33)

Weighted average number of common
  shares outstanding                   5,026,039          2,815,255


         See accompanying notes to consolidated financial statements

                          EUROWEB INTERNATIONAL CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                            Accumulated
                                                  Additional                    Other
                                  Common Stock     Paid-in    Accumulated    Comprehensive
                                 Shares  Amount     Capital     Deficit          Loss

THREE MONTHS ENDED MARCH 31, 1998:

Balance, January 1, 1998       4,949,936   $4,950  $19,770,725  $(16,188,203)  $ (35,900)


Issuance of shares on
  conversion of debentures       228,310      228       49,772         -          -

Net loss for the period            -         -            -         (255,085)     -

Foreign currency
 translation loss                  -         -            -             -        (12,135)


Balance, March 31, 1998        5,178,246   $5,178 $19,820,497   $(16,443,288)   $(48,035)



THREE MONTHS ENDED MARCH 31, 1997:

Balance, January 1, 1997       2,476,269   $2,476 $17,681,947   $(13,657,975)   $          -

Issuance of put options
  on common stock issued
  in connection with
  acquisitions                   -           (144)   (359,856)        -                    -

 Compensation relating to the
   extension of the period of
   exercisability of former
   officers' options             -           -        125,000         -                    -

Issuance of shares on
  conversion of debentures      648,905       649     505,668         -                    -

Incremental interest from
  revaluation of convertible
  debentures                      -          -        395,000         -                    -

Net loss for the period           -          -           -          (924,115)              -

Balance, March 31, 1997       3,125,174    $2,981 $18,347,759   $(14,582,090)     $      -0-


              See accompanying notes to consolidated financial statements.

                        EUROWEB INTERNATIONAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $ (255,085)  $(924,115)
  Adjustments to reconcile net loss to
    net cash provided by(used in) operating activities:
      Depreciation and amortization of property
       and equipment                                      19,073      20,408
      Amortization of goodwill                            97,000      86,000
      Amortization of imputed interest income               -        (13,000)
      Options granted/extended as compensation              -        125,000
      Incremental interest on revaluation of
        convertible debentures                              -        395,000
      Interest on debentures paid in shares of
        capital stock                                       -         11,317
      Foreign currency loss                               41,576      74,424
      Changes in operating assets and liabilities:
        (Increase)decrease in:
           Accounts receivable                          (224,433)   (165,290)
           VAT refund receivable                            -         30,929
           Receivables from related parties                 -            616
           Prepaid and other assets                        8,189     (29,388)

           Increase(decrease) in:
             Accounts payable and accrued expenses       200,972     440,088
             Compensation payable to officers               -        (50,000)
             Payable to former owners acquired
               businesses                                (15,000)     87,648
             Deferred revenue                             50,000        -
    Net cash provided by(used in) operating activities   (77,708)     89,637

CASH FLOWS FROM INVESTING ACTIVITIES
  Receivable from Hungarian Broadcasting Corporation      (1,159)      8,655
  Acquisition of Internet Service Companies, net of
    cash acquired                                           -       (481,801)
  Acquisition of property and equipment                     -       (321,348)
  Acquisition of intangibles                             (22,056)       -
     Net cash used in investing activities               (23,215)   (794,494)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt                -        395,000
  Proceeds from note payable to Hungarian
    Broadcasting Corporation                                -        350,000
    Net cash provided by financing activities               -        745,000

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH          (53,711)    (74,424)

DECREASE  IN CASH AND CASH EQUIVALENTS                  (154,634)    (34,281)
  Cash and cash equivalents at beginning of period       697,948     495,703

  Cash and cash equivalents at end of period           $ 543,314   $ 461,422

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock upon conversion of debentures
     and accrued interest                              $   50,000  $ 506,317

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

    The unconverted debentures of $150,000 at December 31, 1997 and $100,000 at March 31, 1998 are due as follows:

                                             December 31,      March 31,
                                               1997               1998
                                                              (unaudited)

   January 1999                              $ 50,000          $    -
   April 1999                                 100,000            100,000
                                             $150,000          $ 100,000


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

For the three months ended March 31, 1998, the Company incurred a net loss of $255,085 ($.05 per share); the net loss for the three months ended March 31, 1997 amounted to $924,115 ($.33 per share).

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

Interest expense for the three months ended March 31, 1997 includes $395,000, of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common Stock's market price.

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



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New
York, State of New York, on the      th day of November 1998.




                               EUROWEB INTERNATIONAL CORP.


                                By  /s/ Frank R. Cohen
                                    Frank R. Cohen
                                    Chairman of the Board