Form 10QSB/A
period 1998-06-30
EUROWEB INTERNATIONAL CORP
filed 1998-12-08
CIK 905428

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

                                                December 31, 1997  June 30, 1998
                                                    (Audited)       (Unaudited)
ASSETS

  Current Assets
   Cash and cash equivalents                       $  697,948      $  263,089
   Accounts receivable, less allowance
      for doubtful accounts of $39,216 and $37,293    172,437         194,903
   Receivable from Hungarian Broadcasting
      Corporation                                     546,053         556,372
   Prepaid and other current assets                   103,073          79,165
        Total current assets                        1,519,511       1,093,529

  Property and equipment, less accumulated
   depreciation of $102,402 and $148,594              240,887         224,060
  Condominium building held for sale, net
   of $718,870 allowance for reduction
   to market value, and accumulated depreciation
   of $10,000                                           -           1,590,000
  Construction in progress, net of $1,350,000
   allowance for reduction to market value          3,279,900            -
  Goodwill, less accumulated amortization of
   $383,000 and $577,000                            1,529,912       1,364,707
  Other                                                70,094         205,018
                                                   $6,640,304      $4,477,314

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
   Note payable to Hungarian Broadcasting
      Corporation                                  $  368,456      $  378,954
   Payable to former owners of acquired
      businesses                                      191,000          76,000
   Accounts payable and accrued expenses              789,623         632,618
       Total current liabilities                    1,349,079       1,087,572
  10% Convertible Debentures                          150,000            -
  Deferred Revenue                                  1,589,653          46,000
        Total liabilities                           3,088,732       1,133,572

  Commitments and Contingencies

  Stockholders' Equity
   Preferred stock, $.001 par value - shares
      authorized 5,000,000; no shares outstanding        -               -
   Common stock, $.001 par value - shares
      authorized 15,000,000; issued and
      outstanding 4,949,936 and 5,306,750               4,950           5,307
   Additional paid-in capital                      19,770,725      19,932,050
   Accumulated deficit                            (16,188,203)    (16,565,307)
   Accumulated other comprehensive loss:
      Foreign currency translation adjustment         (35,900)        (28,308)
        Total stockholders' equity                  3,551,572       3,343,742
                                                   $6,640,304      $4,477,314

      See accompanying notes to consolidated financial statements.

                        EUROWEB INTERNATIONAL CORP.
           CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                (Unaudited)




                                      Three Months Ended       Six Months Ended
                                         June 30,                  June 30,
                                     1997       1998          1997          1998

Revenues
 Internet                         $  321,828  $  455,100   $   608,080  $  840,000
 Construction income                    -           -             -      1,724,468
 Rent income                            -         66,000          -         66,000
      Total                          321,828     521,100       608,080   2,630,468

Expenses(Income)
 Cost of construction                   -           -             -      1,723,870
 Compensation and related costs      148,450     150,999       386,117     316,945
 Network costs                       119,332     282,029       194,493     453,269
 Consulting and professional fees    110,972      49,674       203,362      93,124
 Rent                                 22,906      32,589        55,193      65,593
 Depreciation and amortization
    of property and equipment         33,860      37,119        54,268      56,192
 Amortization of goodwill            105,000      97,000       191,000     194,000
 Interest and dividend income        (21,211)    (10,142)      (40,211)    (26,850)
 Interest expense                    426,320      13,322       854,517      15,117
 Financing costs                      73,779        -          133,703        -
 Foreign currency (gain)loss           1,337     (35,428)       75,761       6,148
 Loss on sale of office
    condominium unit                  75,000        -           75,000        -
 Other                               189,661      25,957       312,570     110,164

      Total                        1,285,406     643,119     2,495,773   3,007,572

Net loss                            (963,578)   (122,019)   (1,887,693)   (377,104)

Other comprehensive gain:
 Foreign currency translation gain      -         19,727          -          7,592

Comprehensive loss                $ (963,578) $ (102,292)  $(1,887,69   $ (369,512)

Net loss per share - basic
 and diluted                      $     (.30) $     (.02)  $      (.63) $     (.07)

Weighted average number of common
 shares outstanding                3,197,570   5,210,725     3,007,469   5,118,892

         See accompanying notes to consolidated financial statements

                          EUROWEB INTERNATIONAL CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                         Accumulated
                                               Additional                    Other
                                 Common Stock   Paid-in    Accumulated   Comprehensive
                                Shares  Amount  Capital      Deficit         Loss

SIX MONTHS ENDED JUNE 30, 1997:

Balance, January 1, 1997      2,476,269 $2,476 $17,681,947 $(13,657,975)    $   -

Issuance of put options on
  common stock issued
  in connection with
  acquisitions                 (144,000)  (144)   (359,856)      -              -

Compensation relating to the
  extension of the period of
  exercisability of former
  officers' options               -       -        125,000       -              -

Issuance of shares on
  conversion of debentures      845,484    846     604,589       -              -

Incremental interest from
  revaluation of convertible
  debentures                      -       -        780,000       -              -

Net loss for the period           -       -           -      (1,887,693)        -

Balance, June 30, 1997        3,177,753 $3,178 $18,831,680 $(15,545,668)    $   -



SIX MONTHS ENDED JUNE 30, 1998:

Balance, January 1, 1998      4,949,936 $4,950 $19,770,725 $(16,188,203)    $(35,900)

Issuance of shares on
  conversion of debentures      356,814    357     161,325       -              -

Net loss for the period            -      -           -       (377,104)         -

Foreign currency
  translation gain                 -      -           -           -            7,592

Balance, June 30, 1998        5,306,750 $5,307 $19,932,050 $(16,565,307)    $(28,308)

         See accompanying notes to consolidated financial statements

                         EUROWEB INTERNATIONAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             1997         1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $(1,887,693) $(377,104)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization of
        property and equipment                               54,268     56,192
      Amortization of goodwill                              191,000    194,000
      Amortization of imputed interest income               (26,000)       -
      Options granted/extended as compensation              125,000        -
      Incremental interest on revaluation of
       convertible debentures                               780,000        -
      Interest on debentures paid in shares of
       capital stock                                         20,435     11,682
      Loss on sale of property                               75,000        247
      Foreign currency loss                                  75,761      6,148
      Changes in operating assets and liabilities:
       (Increase)decrease in:
         Accounts receivable                               (219,133)    67,534
         VAT refund receivable                               19,396       -
         Receivables from related parties                       616       -
         Prepaid and other assets                           (65,030)  (111,016)
       Increase(decrease) in:
         Accounts payable and accrued expenses              395,728   (157,005)
         Compensation payable to officers                   (50,000)      -
         Payable to former owners of acquired businesses       -      (115,000)
         Deferred revenue                                      -        46,000
         Payable to former officer                          125,059       -

   Net cash used in operating activities                   (385,593)  (378,322)

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivable from Hungarian Broadcasting Corporation, net     16,084        179
 Acquisition of Internet Service Companies, net of
   cash acquired                                           (458,629)      -
 Acquisition of property and equipment and
   construction in progress                                (477,023)   (29,365)
 Proceeds from sale of office condominium unit              134,000       -
 Acquisition of intangibles                                    -       (28,795)

   Net cash used in investing activities                   (785,568)   (57,981)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of convertible debt                 780,000       -
 Proceeds from note payable to Hungarian
   Broadcasting Corporation                                 350,000       -

   Net cash provided by financing activities              1,130,000       -

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH             (75,761)     1,444

DECREASE IN CASH AND CASH EQUIVALENTS                      (116,922)  (434,859)

 Cash and cash equivalents at beginning of period           495,703    697,948

 Cash and cash equivalents at end of period              $  378,781 $  263,089


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

For the six months ended June 30, 1998, the Company incurred a net loss of $377,104 ($.07 per share); the net loss for the six months ended June 30, 1997 amounted to $1,887,693 ($.63 per share).

For the three months ended June 30, 1998 and 1997, the net loss amounted to $122,019 ($.02 per share) and $963,578 ($.30 per share), respectively. The net loss, exclusive of amortization of goodwill for the three months, amounted to $25,019 ($.005 per share) in 1998 compared with $858,578 ($.27 per share) in 1997.

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

Interest expense for the six months ended June 30, 1997 includes $780,000 of incremental interest on the convertible debentures relating to the convertibility of the debentures at a 50% discount to the Common Stock's market price.

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