Form 10KSB
period 1998-12-31
EUROWEB INTERNATIONAL CORP
filed 1999-03-31
CIK 905428

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[  ]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from _______________to_________________

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

The Registrant's telephone number, including area code: (212) 758-9870

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------       -----------------------------------------
Common Stock, par value $.001              NASDAQ SMALL CAP
            per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant had revenues of $1,685,245 for the year ended December 31, 1998. As of March 8, 1999, 6,487,916 shares of Common Stock were outstanding of which 6,422,916 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 8, 1999, was $11,240,103 (based upon the closing bid price on such date on NASDAQ of March 7, 1999).
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL

      The Company is a Delaware corporation which was organized on November 9, 1992. It was a development stage company through December 31, 1993. Its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi Kft ("Teleconstruct"), a limited liability company, was organized on March 19, 1993 with the intention to contract with community-sponsored telecom companies in Hungary to construct and maintain local telephone exchanges in their areas. The subsidiary had two operating business segments: (1) building of condominium apartments and building renovation and (2) design and civil engineering, and laying of underground fiber optic telephone and cable lines. The latter segment was discontinued in 1994. The shares of the subsidiary, Teleconstruct, were sold in December 1998. With the sale of Teleconstruct, the Company has exited the construction business and accordingly, the construction operations have been classified as discontinued operations for all periods presented.

      On January 2, 1997, the Company entered the Internet Service Provider business in Hungary by acquiring three Hungarian Internet service companies ("Internet providers") from unrelated parties, namely, EUNET, E-Net and MS Telecom for a purchase price of approximately $1,913,000, consisting of 204,000 shares of common stock of the Company, $1,225,000 in cash, $356,000 of notes payable, and assumption of approximately $128,000 of liabilities. The combined companies were merged into a new Hungarian company known as EuroWeb RT ("EuroWeb"). On November 22, 1998, the Company sold 51% of the outstanding shares of EuroWeb to Pantel RT for $2,200,000 in cash and an agreement to increase the share capital of EuroWeb by $300,000 without changing the ownership ratio (after the capital increase the ownership ratio would remain 49 - 51 percent). With the sale of the 51% interest, the Company does not currently have a business but is seeking to acquire other Internet service companies in Eastern Europe.


EUROWEB STRATEGY

      EuroWeb's objective is to be the leading supplier to businesses of complete communication solutions using Internet technologies. Instead of concentrating on small users, EuroWeb concentrates on large business users and seeks to satisfy all their needs with a high quality and reliable service.

      EuroWeb's business has shown continued growth since it entered the Internet field in January 1997, and EuroWeb expects such growth to continue in Hungary. The Company is currently exploring the potential of expanding its operations into other Central European countries.


PRODUCTS AND SERVICES

      The Internet industry consists of three primary functions: 1) providing access to the Internet; 2) maintaining ("hosting") the computers, known as "servers," which store, and allow for access to, Web sites; and 3) developing content, including graphics and database functions, for Web sites on the Internet (known as "Value Added Services").

      EuroWeb provides services in all three areas. In 1997 and 1998, 90% of its revenues was derived from providing access, 5% was derived from Web services, and 5% was derived from providing content and database functions.

      Access to the Internet can be either through a leased line, which maintains an open connection to the

Internet at all times, or through a dial-up service, which requires subscribers to dial a telephone number to connect to the Internet.

      EuroWeb offers a variety of access options, including leased-line and dial-up lines.

ACCESS OPTIONS

      The following tables describe some of EuroWeb's Internet access options.

LOW SPEED DIAL-UP ACCESS

      Low speed dial-up access services are primarily marketed to individuals and households.

Services                                Current List Price                      Summary Description
Individual Internet                     $380/Year                               Full Internet for single
                                        No start up fee                         computer with mailbox
                                        No traffic fee
Business Internet                       $27/Month                               Full Internet service for small
                                        Traffic Fee                             corporate networks
                                        Startup fee: $45

HIGH SPEED ACCESS

      High speed access services are primarily marketed to business accounts.

Services                                Current List Price                      Summary Description
Business Internet ISDN                  $45/Month                               Full Internet service for
                                        Traffic Fee                             medium corporate networks
                                        Startup fee: $45                        over Integrated Services Digital
                                                                                Network ("ISDN")
Business Internet Managed               $45-$902/Month                          Full Internet service for big
Leased Line                             Traffic fee                             corporate networks over
                                        Startup fee: $503-$1,131                dedicated line
Dedicated International Line            $2,300-$14,000/Month                    Full Internet service for very
64K-512K                                Traffic Fee: Limitless                  big corporate networks or
                                        Startup fee: $571-$1,286                Internet resellers over dedicated
                                                                                international line

WEB SERVICES

      EuroWeb markets various services for the design, development, hosting and maintenance of home pages (entry points for a collection of information presented through the World Wide Web). EuroWeb will install and maintain home pages on EuroWeb servers for customers concerned with the cost, difficulty or security of maintaining home pages on their own network.

      Web site content on the Internet is stored on computers known as servers (the "serve" information to Internet users). The business of "Web site hosting" includes maintaining these computers as well as making certain that the computers are always connected to the Internet (one of the benefits of the Internet is that required information is available 24 hours a day, seven days a week). Web hosting services are provided for a monthly fee which varies depending on the bandwidth of the connection to the Internet and certain other factors.

Services                                Current List Price                      Summary Description
Web Hosting                             $24-$476/Month                          Hosting companies' sites
Web Server Hosting                      From $143                               Hosting companies' Web
                                        Startup fee: $71                        servers in EuroWeb's
                                                                                machinery room
Autoweb                                 From $24/Month                          Automatic creation of Web
                                        Startup fee $476                        sites
                                                                                Design & Programming
                                                                                corporate Web sites

CONTENT SERVICES

      EuroWeb provides various content services to customers including online databases.

      EuroWeb has developed several databases for its customers including a "companies" database, a Hungarian bankruptcy database, and a composite Hungarian library catalogue database.

      The companies database enables subscribers to search for company data registered in Hungarian Court of Registration. Every Hungarian company must file with a Hungarian Court of Registration a statement setting forth the names and addresses of its directors and managers, its accountants and attorneys and its paid-in capital. In addition, regulations promulgated by the various government ministries and statistical data releases by the government are also filed with the Hungarian Court of Registration. EuroWeb keeps this database current on a weekly basis and has had it translated into English and German.

      The bankruptcy database enables subscribers to search for prior history of companies. The library catalogue database consolidates the book catalogues of all of the libraries in Hungary and identifies each book by name, author and a brief identification of contents and in which libraries a copy of the book can be found.

      EuroWeb intends to continue to develop databases for other customers.


CUSTOMERS

      EuroWeb's customers are businesses and professionals in varied lines of business. EuroWeb's customer base has grown to over 250 business customers as of December 31, 1998. In 1998, no customer accounted for more than ten percent of EuroWeb's total revenues. The following is a list of certain EuroWeb customers in each of 8 selected industry groups.


Government                                                 Computer Systems & Service
----------                                                 --------------------------
State Privatization and Holding Corp.                      DYNAsoft Ltd. (SAP consultant)
Office of Economic Competition                             ICON Computing Ltd.
General Inspectorate of Communications                     IDOM Corp. (System Integrator)
Institute of Geodesy, Cartography and Remote               Hungarian Railway Information Services Ltd.
Sensing








Hungarian Banking and Capital Market                       Szuv Computing and Management Organization
Supervision                                                Service Ltd.
                                                           KFKI Research Institute for Particle and Nuclear
                                                           Physics Corp.
                                                           Nuclear Physics Corp.
                                                           Scala ECE Hungary Ltd.

MULTINATIONAL COMPANIES                                    TOURISM & ENTERTAINMENT

Bull-Zenith Hungary Ltd.                                   Danubius Hotels Corp.
Digital Hungary Corp.                                      Hungarian Tourism Service
ICL Hungary Ltd.                                           Intercom Ltd.
HBO Hungary Ltd.
INDUSTRY                                                   BANKING
North-West Hungarian Electricity Supply                    EuroNet Corp.
Company Corp.
RABA Hungarian Railway Carriage and                        OTP Bank Corp.
Machine Works
Waterworks of Budapest Corp.                               Postabank Corp.
Malev Hungarian Airlines Corp.                             Credit Lyonnais Bank Corp.
Dunaferr Danube Ironworks Corp.
Heinz Canning Factory
North American Bus Industries Ltd.
NEWSPAPER                                                  RADIO
Budapest Sun Sunpress Ltd.                                 Kossult Radio
Axel Springer Hungary Ltd.                                 Petofi Radio
Magyar Hirlap (Daily)                                      Slager Radio
                                                           Radio Hungary


NETWORK OPERATIONS AND TECHNICAL SUPPORT

      EuroWeb believes that effective network and technical support are important criteria by which commercial users select Internet access providers and has dedicated substantial resources to building a high quality support infrastructure. As of December 31, 1998, EuroWeb had a network operations group consisting of 11 people, including 6 providing technical support and 5 providing customer support. EuroWeb's network operations personnel located at EuroWeb's network operations center in Budapest are responsible for continuously monitoring traffic across EuroWeb's network infrastructure. EuroWeb's technical support personnel work to find solutions for customers experiencing difficulties with Internet applications. Both the technical support and customer support personnel currently are available from 8 a.m. to 8 p.m. Monday through Friday. At other times, these personnel respond to technical support requests by being paged.


SALES AND MARKETING

      EuroWeb employs six persons in sales and marketing. To date, EuroWeb has sold its Internet access and applications products and services primarily through direct telephone contact. Call activity is generated in response to a variety of promotional programs, including advertising in general business and specialty periodicals, participation in industry shows, and press relations. The sales persons work closely with the eleven person customer and technical support group, which is responsible for installation at multiple sites and for support and technical consulting services for the first thirty days after installation.


COMPETITION

      The market for Internet services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. EuroWeb expects competition to persist, intensify and increase in the future. EuroWeb's principal competitors are Datanet, which has a customer base similar to that of the Company's, and MATAV, the national Hungarian telephone company, and many small niche companies engaged in WEB design, systems integration, and software development. Furthermore, some of EuroWeb's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than EuroWeb and the Company, and could decide at any time to increase their resource commitments to EuroWeb's market. EuroWeb strives to compete on the basis of the quality and reliability of its services.

      There are relatively low barriers to entry into EuroWeb's business. Because professional services firms such as EuroWeb rely on the skill of their personnel and the quality of their client service, EuroWeb has no patented technology that would preclude or inhibit competitors from entering the Internet services market. EuroWeb expects that it will face additional competition from new entrants into the market in the future.


GOVERNMENT REGULATIONS

      EuroWeb is not currently subject to direct government regulation other than laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet covering issues such as user privacy, freedom of expression, pricing of products and services, taxation, information security or the convergence of traditional communications services with Internet communications.


EMPLOYEES

      The Company employs four persons, three in management and one in administration. EuroWeb employs thirty persons; three in management, six in sales, six in graphics and Web development, five in customer support, six in networking operations and four administrative persons. None of the Company's employees are represented by a labor organization. The Company and EuroWeb believes that its relations with its employees are excellent.

      EuroWeb's business of delivering Internet services is labor intensive. Accordingly, EuroWeb's success depends in part on its ability to identify, hire, train and retain employees who can provide the Internet strategy, technology, marketing, audience development and creative skills required by clients. There is currently a shortage of such personnel, and this shortage is likely to continue for the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTIES

      EuroWeb rents approximately 4,500 sq. feet of space at H-1122
Budapest, Varosmajor u. 13 from an unaffiliated person. It uses the premises for executive offices and for operations and pays a rent in Hungarian forints of approximately $114,000 per year under a five year lease expiring March 31, 2002. The Company occupies space at 445 Park Avenue, New York, NY 10022 on a month to month basis at a rental of $2,000 per month which it uses for stockholder relations and general executive use.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings as of the date of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1998.


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

                                            HIGH              LOW
                                            ----              ----
QUARTER ENDING:

1997
----
March 31, 1997                               2 1/2            1 1/8
June 30, 1997                                1 5/16             5/8
September 30, 1997                           1                  5/8
December 31, 1997                              7/8              3/8

1998
----
March 31, 1998                                 1/2              1/4
June 30, 1998                                3 1/4              3/8
September 30, 1998                           2 3/4              3/4
December 31, 1998                            3                1 3/8

On March 8, 1999 the closing bid price on the NASDAQ for the Common Stock was 1 3/4.

HOLDERS OF COMMON STOCK

      As of March 8, the Company had 6,487,916 shares of Common Stock outstanding and 66 shareholders of record. The Company believes that it has approximately 2,300 beneficial owners who hold their shares in street names.


DIVIDENDS

      It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings or any earnings.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with "Selected Financial Information" and the Company's Consolidated Financial Statements including the Notes thereto, included elsewhere in this report. Except for the historical information contained herein, the discussion in the report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed elsewhere herein.

Operations

      Through its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi Rt. ("Teleconstruct"), the company built for sale two luxury 14-unit condominium buildings in Budapest. During 1996 and 1997, the Company sold one of the apartments in the first building ("Building A") to a third party and sold the remaining 13 apartments in Building A prior to its completion to M&A Corp. ("M&A"), a corporation wholly owned by Peter Klenner ("Klenner"), the Company's former president. The second building was completed in March 1998. The Company received some rental income from unaffiliated persons from April to December 1998 when it sold the shares of Teleconstruct to M&A. With the sale of Teleconstruct, the Company has exited the construction business and, accordingly, the construction operations have been classified as discontinued operations for all periods presented.

      In January 1997, the Company acquired three operating Internet service provider businesses and has consolidated the three businesses under one roof. At present, EuroWeb is a leading Internet service provider operating in Hungary that provides full Internet and Web site solutions and services primarily to businesses. EuroWeb offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. EuroWeb's services include providing access to an international backbone and design of Web sites. EuroWeb markets its services principally to medium-sized and large companies.

      On November 20, 1998, the Company sold a 51% interest in EuroWeb. The Company's consolidated statement of operations for the year ended December 31, 1998 includes (1) the results of operations of EuroWeb Rt. through November 20, 1998 and (2) the Company's equity in net loss of EuroWeb Rt. from November 21 to December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

      For the year ended December 31, 1998, the Company realized a net profit of $427,524 ($.08 per share) compared to a net loss of $(2,530,228) $(.68) per share) in 1997. The profit was due to the gain of $1,516,548 on the sale of a 51% interest in its Hungarian Internet subsidiary.

      Net revenues received from Internet activities for the year ended December 31, 1998 were $1,958,062 of which $1,685,245 were received as of November 22, 1998, the date of the sale of the 51% Interest. This compares with revenue was of $1,270,135 in the year ended December 31, 1997. The increase in revenues was due primarily to the sale of more leased lines to business customers.

      Compensation and related costs decreased to $597,988 in 1998 from $790,543 in 1997 due to more efficient administration and reduced compensation in its parent company.

      Network costs increased from $525,530 in 1997 to $670,611 in 1998 due to the increase in installing new lines.

      Depreciation and amortization decreased in 1998 to $435,340 in 1998 from $485,402 in 1997 because of less goodwill amortization.

      Interest expenses (income) decreased in 1998 to $(6,029) from $868,925 in 1997 due to termination of the debt financing program. Incremental interest relating to the convertible debt was $850,000 in 1997. Gains of $1,516,548 during 1998 and $24,000 during 1997 were recognized from the sale of a 51% interest in a Company subsidiary and the sale of the Company's interest in Hungarian Broadcasting Company, respectively.

      Other expenses decreased from $557,386 in 1997 to $434,399 in 1998 due primarily to more efficient administration.

      Equity in net loss of EuroWeb Rt of $(21,000) reflects the loss during the period from November 22, 1998 to December 31, 1998, based upon 49% ownership in EuroWeb Rt.

      The loss from discontinued operations of $119,678 ($.02 per share) and $591,039 ($.16 per share) for the years ended December 31, 1998 and 1997, respectively, represent loss on disposal for 1998 and loss from operations for 1997 from the construction business.

      The Company received cash of $2,200,000 from the November 1998 sale of the a 51% interest in EuroWeb Rt., the Company's Hungarian Internet service subsidiary. The Company is seeking to acquire other Internet service companies in Eastern Europe.

LIQUIDITY AND CAPITAL RESOURCES

      On September 1,1998, due to unfavorable conditions in the financial markets, the Company withdrew a registration statement which it had previously filed with the Securities and Exchange Commission for a public offering and approximately $138,000 of costs incurred in connection with the public offering were charged to expense during the third quarter of 1998.

      In October 1998, the Company issued 866,666 shares of its common stock at $.75 per share in two private placements (including 333,333 shares sold to two companies controlled by, the Company's former President). The net proceeds from these private placements amounted to $549,940 after deducting placement agent fees and offering expenses of $100,061. In addition, the placement agent for one of the offerings was granted 100,000 five-year warrants to purchase 100,000 shares of common stock on or after September 16, 1998 at an exercise price of $1.10 per share.

      In December 1998, the Company sold its holdings of shares in its subsidiary Teleconstruct Epitesi Kft. for $1,500,000 consisting of $500,000 in cash and a mortgage for $1,000,000 payable over six years with interest of 8 1/8% per year.

      The Company currently anticipates that its current cash position and its cash flows from current operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months.


THE YEAR 2000

      EuroWeb utilizes a significant number of computer software programs and operating systems throughout its organization, including applications used in operating the basic Internet service, network access, providing content and fulfilling various administrative and billing functions. Since Internet technology is constantly improving, both the hardware and software elements which are provided by third parties must be upgraded at intervals ranging from three to twelve months. A survey by EuroWeb has shown that approximately 90% of these elements are standard software such as Unix and hardware such as Cisco routers and Sun computers which have already been corrected. The remaining hardware and software will be updated or replaced in the near future. Furthermore, EuroWeb has developed some of its own special software applications which have already incorporated the necessary modifications to operate properly in the Year 2000. The Company is prepared to replace certain computer elements wherever necessary during calendar year 1999, but management does not believe that this would have any material adverse effect on the Company's operations or its financial results.

     EuroWeb does not separately identify costs incurred in connection with Year 2000 compliance activities. To date, however, the Company does not believe such costs to be significant since most of the hardware must be replaced at intervals ranging from three to twelve months. Future expenditures are not expected to be significant.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS

      Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

                           EUROWEB INTERNATIONAL CORP.
























                                       CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 1998 AND 1997

                           EUROWEB INTERNATIONAL CORP.



                                                                     CONTENTS



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ............ F-3

        CONSOLIDATED FINANCIAL STATEMENTS:
           Balance sheet .............................................. F-4
           Statements of operations and comprehensive loss ............ F-5
           Statements of stockholders' equity ......................... F-6
           Statements of cash flows ................................... F-7
           Notes to consolidated financial statements .......... F-8 - F-19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Euroweb International Corp.
New York, New York

We have audited the accompanying consolidated balance sheet of Euroweb International Corp. as of December 31, 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euroweb International Corp. as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





BDO Seidman, LLP


New York, New York

March 13, 1999

                           EUROWEB INTERNATIONAL CORP.



                           CONSOLIDATED BALANCE SHEET



 December 31, 1998
 ------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT:
    Cash and cash equivalents (Note 3)                                                  $   1,688,280
    Certificate of deposit                                                                  1,006,567
    Current portion of note receivable (Note 10)                                              641,785
    Receivable from Euroweb Rt (Note 8(c))                                                    101,103
    Investment in Hungarian Broadcasting Corp. (Note 4(a))                                    156,443
    Prepaid and other                                                                         128,027
 ------------------------------------------------------------------------------------------------------
            TOTAL CURRENT ASSETS                                                            3,722,205
 NOTE RECEIVABLE, LESS CURRENT PORTION (NOTE 10)                                              858,215
 INVESTMENT IN EUROWEB RT, AT EQUITY (NOTE 9)                                                 730,813
 ======================================================================================================
                                                                                        $   5,311,233
 ------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                               $     225,590
 ------------------------------------------------------------------------------------------------------
 COMMITMENTS (NOTE 7)
 STOCKHOLDERS' EQUITY (NOTE 6):
    Preferred stock, $.001 par value - shares authorized 5,000,000; no shares outstanding
    Common stock, $.001 par value - shares authorized 15,000,000; issued
      and outstanding 6,444,916                                                                 6,445
    Additional paid-in capital                                                             20,886,852
    Deficit                                                                               (15,760,679)
    Other comprehensive loss, net                                                             (46,975)
 ------------------------------------------------------------------------------------------------------
            TOTAL STOCKHOLDERS' EQUITY                                                      5,085,643
 ------------------------------------------------------------------------------------------------------
                                                                                        $   5,311,233
 ======================================================================================================

                     See accompanying notes to consolidated
                             financial statements.

                           EUROWEB INTERNATIONAL CORP.



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

 Year ended December 31,                                                                 1998                   1997
 ---------------------------------------------------------------------------------------------------------------------
 REVENUES (NOTE 9)                                                                $ 1,685,245            $ 1,270,135
 ---------------------------------------------------------------------------------------------------------------------
 EXPENSES (INCOME):
    Compensation and related costs (Notes 7 and 8(b))                                 597,988                790,543
    Network costs                                                                     670,611                525,530
    Consulting and professional fees                                                  240,750                234,042
    Rent                                                                              122,098                117,531
    Depreciation and amortization                                                     435,340                485,402
    Interest expense (income) - net (Note 5(b))                                        (6,029)               868,925
    Financing costs (Note 5(b))                                                             -                153,965
    Cancelled public offering                                                         138,434                      -
    Gain on sale of interests in Euroweb Rt and HBC (Notes 4(b) and
       9(b))                                                                       (1,516,548)              (524,000)
    Equity in net loss of Euroweb Rt (Note 9(b))                                       21,000                      -
    Other                                                                             434,399                557,386
 ---------------------------------------------------------------------------------------------------------------------
                                                                                    1,138,043              3,209,324
 ---------------------------------------------------------------------------------------------------------------------
         INCOME (LOSS) FROM CONTINUING OPERATIONS                                     547,202             (1,939,189)
 LOSS FROM DISCONTINUED OPERATIONS (NOTE 10)                                         (119,678)              (591,039)
 ---------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                                                    427,524             (2,530,228)
 OTHER COMPREHENSIVE LOSS, NET                                                        (11,075)               (35,900)
 ---------------------------------------------------------------------------------------------------------------------
 COMPREHENSIVE INCOME (LOSS)                                                     $    416,449            $(2,566,128)
 =====================================================================================================================
 NET INCOME (LOSS) PER SHARE - BASIC
    Continuing operations                                                        $        .10            $     (.52)
    Discontinued operations                                                              (.02)                 (.16)
 ---------------------------------------------------------------------------------------------------------------------
                                                                                 $        .08            $     (.68)
 =====================================================================================================================
 NET INCOME (LOSS) PER SHARE - DILUTED
    Continuing operations                                                        $        .09            $     (.52)
    Discontinued operations                                                              (.02)                 (.16)
 ---------------------------------------------------------------------------------------------------------------------
                                                                                 $        .07            $     (.68)
 =====================================================================================================================
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                                           5,553,000              3,728,000
    Diluted                                                                         5,906,000              3,728,000
 =====================================================================================================================

                     See accompanying notes to consolidated
                             financial statements.

                           EUROWEB INTERNATIONAL CORP.



                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


 Years ended December 31, 1998 and 1997
 --------------------------------------------------------------------------------------------------------------------

                                                 Common stock            Additional         Other
                                           --------------------------     paid-in        comprehensive
                                              Shares        Amount        capital           loss           Deficit
 --------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1996                  2,476,269       $2,476     $17,681,947         $      -    $(13,657,975)
 Compensation relating to the extension
    of the period of exercisability of
    former officer's options and
    issuance of options to consultant
    (Note 7)                                         -            -         170,000                -               -
 Issuance of shares on conversion of
    debentures and accrued interest
    (Note 5(b))                              2,413,667        2,414       1,224,838                -               -
 Exercise of put options on common stock
    issued in connection with
    acquisitions                                60,000           60        (156,060)               -               -
 Incremental interest from revaluation
    of convertible debentures (Note 5(b))            -            -         850,000                -               -
 Foreign currency translation adjustment             -            -               -          (35,900)              -
 Net loss for the year                               -            -               -                -      (2,530,228)
 --------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1997                  4,949,936        4,950      19,770,725          (35,900)    (16,188,203)
 Issuance of shares for cash (Note 5(a))       866,666          867         549,073                -               -
 Exercise of common stock options              271,500          271         273,729                -               -
 Issuance of shares on conversion of
    debentures and accrued interest
    (Note 5(b))                                356,814          357         161,325                -               -
 Issuance of options for consulting
    services                                         -            -         132,000                -               -
 Unrealized loss on investment in HBC                -            -               -          (20,975)              -
 Foreign currency translation adjustment             -            -               -            9,900               -
 Net income for the year                             -            -               -                -         427,524
 --------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998                  6,444,916       $6,445     $20,886,852         $(46,975)   $(15,760,679)
====================================================================================================================

                     See accompanying notes to consolidated
                             financial statements.

                           EUROWEB INTERNATIONAL CORP.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 Year ended December 31,                                                                       1998             1997
 ---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                  $    427,524      $(2,530,228)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                      435,340          497,362
         Gain on sale of interests - net                                                 (1,396,870)        (524,000)
         Options granted as compensation and consulting                                      44,000          170,000
         Stock issued for accrued interest                                                   11,682           42,252
         Equity in net loss of Euroweb Rt                                                    21,000                -
         Incremental interest on revaluation of convertible debentures                            -          850,000
         Provision for loss on construction-in-progress                                           -          350,000
         Provision for doubtful accounts                                                          -           39,216
         Loss on sale of property                                                                 -           75,000
         (Increase) decrease in:
            Accounts receivable                                                                   -          (70,849)
            Vat refund receivable                                                                 -           74,412
            Receivables from related parties                                               (101,103)         (65,269)
            Net assets, excluding cash, of subsidiaries sold and deconsolidated              71,904                -
            Other assets                                                                    (10,293)          82,329
         Increase (decrease) in:
            Accounts payable and accrued expenses                                          (339,225)         (59,449)
            Deferred revenue                                                                      -           99,614
 ---------------------------------------------------------------------------------------------------------------------
               NET CASH USED IN OPERATING ACTIVITIES                                       (836,041)        (969,610)
 ---------------------------------------------------------------------------------- ---------------- -----------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Certificates of deposit                                                              (1,006,567)               -
    Payable to former owners of businesses acquired                                        (191,000)               -
    Receivable from HBC                                                                           -          (65,269)
    Acquisition of Internet service companies, net of cash acquired                               -         (501,986)
    Acquisition of property and equipment and construction-in-progress                            -         (243,890)
    Proceeds from sale of interests in Euroweb Rt and HBC, respectively                   2,200,000          649,000
    Proceeds from sale of property                                                                -          134,000
 ---------------------------------------------------------------------------------- ---------------- -----------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        1,002,433          (28,145)
 ---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible debt                                                    -          850,000
    Proceeds from HBC loan                                                                        -          350,000
    Proceeds from issuance of common stock                                                  823,940                -
 ---------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                    823,940        1,200,000
 ---------------------------------------------------------------------------------------------------------------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  990,332          202,245
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               697,948          495,703
 ---------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                               $   1,688,280      $   697,948
=====================================================================================================================
 NONCASH TRANSACTIONS:
    Issuance of common stock upon conversion of debentures                            $     150,000      $ 1,185,000
    Payable to stockholders of acquired companies                                                 -          191,000
    Settlement of HBC receivable for HBC common stock                                       177,418                -
 ---------------------------------------------------------------------------------------------------------------------

                     See accompanying notes to consolidated
                             financial statements.

                           EUROWEB INTERNATIONAL CORP.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   1.   SUMMARY OF SIGNIFICANT      (a)  Principles of Consolidation
        ACCOUNTING POLICIES

                                         The consolidated financial statements
                                         include the accounts of Euroweb
                                         International Corp. (the "Company") and
                                         its majority-owned subsidiaries. The
                                         operations of Euroweb Rt, a
                                         wholly-owned Hungarian subsidiary in
                                         the Internet business, have been
                                         included in the consolidated financial
                                         statements through November 20, 1998,
                                         at which date the Company sold 51% of
                                         its interest in Euroweb Rt. The
                                         remaining 49% interest is carried at
                                         the equity method. All material
                                         intercompany balances and transactions
                                         have been eliminated.

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

                                    (d)  Revenue Recognition

                                         Revenues from monthly Internet service
                                         were recognized in the month in which
                                         the services were provided.

                                    (e)  Foreign Currency Translation

                                         The Company uses the local currency,
                                         the Hungarian forint, as the functional
                                         currency for measuring the accounts of
                                         Euroweb Rt, in which it reduced its
                                         interest from 100% to 49% on November
                                         20, 1998. It translates all assets and
                                         liabilities at year-end exchange rates
                                         and all income and expense accounts at
                                         average rates, and records adjustments
                                         resulting from the translation in a
                                         separate component of stockholders'
                                         equity.

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

                                    (g)  Fair Value of Financial Instruments

                                         The carrying values of cash
                                         equivalents, certificates of deposit
                                         and accounts payable and accrued
                                         expenses approximate fair value.

                                     (h) Investment in Euroweb Rt

                                         The Company's 49% equity interest in
                                         Euroweb Rt is accounted for using the
                                         equity method, under which the Company
                                         records as income its share of the
                                         earnings, net of the amortization of
                                         goodwill, and dividends are credited
                                         against the investment account when
                                         declared. The excess of the carrying
                                         value of the Company's investment over
                                         its equity in the fair value of the
                                         underlying net assets (goodwill) of
                                         approximately $586,000 at the
                                         acquisition date is amortized over an
                                         estimated remaining useful life of 3
                                         years.

                                     (i) Stock-Based Compensation

                                         In October 1995, the Financial
                                         Accounting Standards Board ("FASB")
                                         issued Statement of Financial
                                         Accounting Standards ("SFAS") No. 123,
                                         "Accounting for Stock-Based
                                         Compensation" ("SFAS No. 123") which
                                         establishes a fair value method of
                                         accounting for stock-based
                                         compensation, through either
                                         recognition or disclosure. The Company
                                         adopted the disclosure option for
                                         employee stock-based compensation
                                         provisions of SFAS No. 123. Stock
                                         arrangements with non-employees are
                                         recorded at fair value.

                                    (j)  Income Taxes

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

                                    (k)  Net Income (Loss) Per Share

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

                                    (l)  Comprehensive Income

                                         The Company adopted SFAS No. 130,
                                         "Reporting Comprehensive Income", which
                                         establishes standards for reporting and
                                         display of comprehensive income, its
                                         components and accumulated balances.
                                         Comprehensive income is defined to
                                         include all changes in equity except
                                         those resulting from investments by
                                         owners and distributions to owners.
                                         Among other disclosures, SFAS No. 130
                                         requires that all items that are
                                         required to be recognized under current
                                         accounting standards as components of
                                         comprehensive income be reported in a
                                         financial statement that is displayed
                                         with the same prominence as other
                                         financial statements.

   2.   ORGANIZATION AND BUSINESS        On January 2, 1997, the Company
                                         acquired three Hungarian Internet
                                         Service companies and had operated them
                                         through Euroweb Rt, a wholly-owned
                                         subsidiary, through November 20, 1998,
                                         on which date the Company sold a 51%
                                         interest in Euroweb Rt (see Note 9).
                                         The Company is currently seeking to
                                         acquire other Internet service
                                         companies in Eastern Europe.


   3.   CASH CONCENTRATION               At December 31, 1998, cash and cash
                                         equivalents included $300,663 and
                                         $217,867 on deposit with a money market
                                         fund and major money center bank,
                                         respectively, and two certificates of
                                         deposit of a major money center bank
                                         aggregating $1,166,642.

   4.   INVESTMENT IN HUNGARIAN     (a)  On June 30, 1998, the Company settled
        BROADCASTING CORP.               its receivable of $177,418 from
                                         Hungarian Broadcasting Corp. ("HBC"),
                                         a public company, by receiving 68,732
                                         restricted shares of HBC common stock
                                         which are subject to a lock-up through
                                         June 30, 1999. The 68,732 shares
                                         represent less than 3% of HBC's total
                                         outstanding shares of common stock. The
                                         valuation of the stock represented a
                                         discount of 30% from its market value
                                         on that date. The investment is carried
                                         at cost and the Company has classified
                                         it as available for sale with the
                                         unrealized loss of $20,975 recorded in
                                         a separate component of stockholders'
                                         equity. (b) The Company's prior 9.7%
                                         interest in HBC, represented by 250,000
                                         shares of common stock, was subject to
                                         a lock-up agreement through February 7,
                                         1999. On October 29, 1997, the Company
                                         sold the 250,000 shares to the HBC
                                         underwriters for $649,000,
                                         approximately 40% of the then market
                                         price. The Company recognized a gain of
                                         $524,000 based on a carrying value of
                                         $125,000.

   5.   PRIVATE PLACEMENTS          (a)  In September 1998, the Company sold
                                         866,666 shares of its common stock at
                                         $.75 per share in two private
                                         placements. The net proceeds from these
                                         private placements amounted to $549,940
                                         after deducting placement agent fees
                                         and offering expenses of $100,061. In
                                         addition, the placement agent for one
                                         of the offerings was granted 100,000
                                         five year warrants to purchase 100,000
                                         shares of common stock on or after
                                         September 16, 1998 at a exercise price
                                         of $1.10 per share.

                                         The agreement with one of the private
                                         placement investors requires the
                                         Company to repurchase 166,666 shares of
                                         common stock at $.75 per share upon
                                         request by the investor during a six
                                         month put period beginning September
                                         12, 1998. The private placement
                                         investor did not request the Company to
                                         repurchase the 166,666 shares during
                                         the six-month put period.

                                    (b)  In 1997, the Company sold $850,000 of
                                         10% convertible debentures due 2 years
                                         from the date of sale to foreign
                                         investors outside the United States in
                                         private placements receiving aggregate
                                         net proceeds of approximately $696,000,
                                         after deducting placement agent fees
                                         and offering expenses of approximately
                                         $154,000. Commencing 45 days after
                                         issuance, the original principal amount
                                         of the debentures is convertible into
                                         the Company's shares of common stock at
                                         a conversion price of 50% of the market
                                         price, as defined, of the Company's
                                         common stock. During 1998 and 1997,
                                         debentures of $150,000 and $1,185,000
                                         and accrued interest of $11,682 and
                                         $42,252, respectively, have been
                                         converted into 356,814 and 2,413,667
                                         shares of common stock, respectively.

                                         The incremental yield on the debentures
                                         relating to the convertibility of the
                                         debentures into common stock at a 50%
                                         discount to the common stock's market
                                         price resulted in an interest charge of
                                         $850,000 to the consolidated statement
                                         of operations for the year ended
                                         December 31, 1997. In addition,
                                         financing costs of approximately
                                         $154,000 incurred in connection with
                                         the sale of the debentures have been
                                         charged to operations during 1997,
                                         since substantially all of the
                                         debentures were converted to common
                                         stock within a short period after
                                         issuance.

   6.   STOCK OPTION PLAN AND       (a)  Stock Options
        WARRANTS
                                         The Company has a Stock Option Plan
                                         (the "Plan"). An aggregate of 350,000
                                         shares of common stock is authorized
                                         for issuance under the Plan. At
                                         December 31, 1998, no stock options
                                         were available under the Plan. The Plan
                                         provides that incentive and
                                         nonqualified options may be granted to
                                         officers and directors and consultants
                                         to the Company for the purpose of
                                         providing an incentive to those persons
                                         to work for the Company. The Plan may
                                         be administered by either the Board of
                                         Directors or a committee of three
                                         directors appointed by the Board (the
                                         "Committee"). The Board or Committee
                                         determines, among other things, the
                                         persons to whom stock options are
                                         granted, the number of shares subject
                                         to each option, the date or dates upon
                                         which each option may be exercised and
                                         the exercise price per share.

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

                                         SFAS No. 123, "Accounting for
                                         Stock-Based Compensation", requires the
                                         Company to provide pro forma
                                         information regarding net income and
                                         earnings per share as if compensation
                                         cost for the Company's stock options
                                         had been determined in accordance with
                                         the fair value-based method prescribed
                                         in SFAS No. 123. The Company estimates
                                         the fair value of each stock option at
                                         the grant date by using the
                                         Black-Scholes option-pricing model with
                                         the following weighted-average
                                         assumptions used for grants in 1998 and
                                         1997, respectively: no dividends paid
                                         for all years; expected volatility of
                                         117% in 1998 and 83% in 1997; weighted
                                         average risk-free interest rates of
                                         5.46% and 6.03%, respectively; and
                                         expected lives of 5 years.

                                         Under the accounting provisions of SFAS
                                         No. 123, the Company's net income
                                         (loss) and earnings (loss) per share
                                         would have been reduced to the pro
                                         forma amounts indicated below:


                        Year ended December 31,                             1998            1997
                        -------------------------------------------------------------------------
                        NET INCOME (LOSS):
                           As reported                                  $427,524     $(2,530,228)
                           Pro forma                                     101,424      (2,636,578)
                        =========================================================================
                        BASIC EARNINGS (LOSS) PER SHARE:
                           As reported                                  $    .08     $      (.68)
                           Pro forma                                         .02            (.71)
                        =========================================================================
                        DILUTED EARNINGS (LOSS) PER SHARE:
                           As reported
                                                                        $    .07      $     (.68)
                           Pro forma                                         .02            (.71)
                        =========================================================================


              Transactions involving options granted under the Plan are summarized below:


                                                  1998                    1997
                                         -----------------------  ----------------------
                                                     Weighted                Weighted
                                                     average                 average
                                                     exercise                exercise
                                           Shares      price        Shares     price
              --------------------------------------------------------------------------
              Outstanding, January 1      820,000        $1.39     775,000       $1.71
              Granted                     390,000         1.14     240,000        1.77
              Exercised                  (271,500)        1.00           -          -
              Cancelled                   (28,500)        3.00    (195,000)       2.33
              --------------------------------------------------------------------------
              Outstanding, December 31,   910,000         1.35     820,000        1.39
              ==========================================================================
              Exercisable, December 31    810,000         1.27     720,000       $1.32
              ==========================================================================



              The following table summarizes information about stock options outstanding under the Plan at December 31, 1998:


                       Options outstanding                  Options exercisable
                     ------------------------             ------------------------
                           Number        Weighted                    Number      Weighted
                        outstanding      average                  exercisable     average
         Range of            at         remaining     Range of         at        remaining
        exercisable     December 31,   contractual  exercisable   December 31,   contractual
          prices           1998            life       prices        1998            life
       --------------------------------------------------------------------------------------
        $1.00 - $3 3/8   910,000         3.2        $1.00-$3 3/8    810,000         3.2

       ======================================================================================



                                    (b)  Stock Warrants

                                         The following table summarizes
                                         information about stock warrants at
                                         December 31, 1998:

                                         Warrants outstanding and exercisable
                                        ---------------------------------------
                                        Number outstanding   Weighted average
                                          at December 31,        remaining
      Range of exercise prices                 1998          contractual life
      -------------------------------------------------------------------------
      $  1.10 - $  1.25                          840,000            3.0
      $14.75                                      25,000            0.3
      -------------------------------------------------------------------------
                                                 865,000            3.0
      =========================================================================



   7.  COMMITMENTS                       Employment Agreements

                                         Employment agreements with the three
                                         officers of the Company provide for
                                         aggregate annual compensation of
                                         $318,000 through September 30, 2004 and
                                         $150,000 thereafter through December
                                         31, 2005.

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

   8.   RELATED PARTY TRANSACTIONS  (a)  The Company paid legal fees to the
                                         Secretary/Treasurer and current
                                         Chairman of the Board of $30,000 and
                                         $24,000 for the years ended December
                                         31, 1998 and 1997, respectively.

                                    (b)  Compensation and related costs includes
                                         approximately $195,000 incurred under
                                         an employee leasing arrangement with a
                                         company owned by the vice-president of
                                         the Company.

                                    (c)  Receivable from Euroweb Rt includes
                                         the management fee charge of $65,715
                                         and advances. The management fee is
                                         reflected in the statement of
                                         operations for the year ended December
                                         31, 1998 as a reduction of other
                                         expenses.

                                    (d)  In January 1999, the Company loaned to
                                         a vice-president of the Company
                                         $150,000, repayable in monthly
                                         installments of $8,000, including
                                         interest at 11% per annum. The loan is
                                         collateralized by the vice-president's
                                         house in Budapest, Hungary.

   9.   ACQUISITIONS/DISPOSITION    (a)  On January 2, 1997, the Company
                                         acquired three Hungarian Internet
                                         Service companies for a purchase price
                                         of approximately $1,913,000, consisting
                                         of $1,225,000 in cash, 204,000 shares
                                         of common stock of the Company,
                                         assumption of $128,000 of liabilities,
                                         and issuance of note payable of
                                         $356,000.

                                         These acquisitions have been accounted
                                         for using the purchase method of
                                         accounting. The Company operated the
                                         Internet Service companies through its
                                         wholly-owned subsidiary, Euroweb Rt.
                                         The cost in excess of net assets
                                         acquired (goodwill) of approximately
                                         $1,900,000 resulting from these
                                         acquisitions is being amortized over 5
                                         years using the straight-line method.
                                         The Company's consolidated statement of
                                         operations and comprehensive loss
                                         includes the results of Internet
                                         Service operations from the acquisition
                                         date.

                                         (b) On November 20, 1998, the Company
                                         sold a 51% interest in Euroweb Rt for
                                         $2,200,000, recognizing a gain of
                                         $1,516,548 on the sale of the 51%
                                         interest in Euroweb Rt. The buyer will
                                         contribute $300,000 to Euroweb Rt's
                                         capital. Pursuant to the non-compete
                                         provision of the shareholders'
                                         agreement, the Company cannot: (i)
                                         engage in any business activity listed
                                         in the scope of activities of Euroweb
                                         Rt's charter, which, among others,
                                         includes telecommunications, databank
                                         activity and
                                         information technology activity, (ii)
                                         own or control any equity interest in
                                         any person or entity that engages in
                                         any such business activity or (iii)
                                         permit any of its employees to act as
                                         a director, officer, manager or
                                         consultant to any person or entity
                                         that engages in any such business
                                         activity. If the Company breaches its
                                         obligation set forth under this
                                         provision, the Company will be
                                         required to sell to the other
                                         shareholder all its shares at the time
                                         of such breach at a price equal to the
                                         nominal value of such shares.

                                         The Company's consolidated statement of
                                         operations for the year ended December
                                         31, 1998 includes (1) the results of
                                         operations of Euroweb Rt through
                                         November 20, 1998 and (2) the Company's
                                         equity in net loss of Euroweb Rt from
                                         November 21 to December 31, 1998.

                                         Operating data for Euroweb Rt:


                                                                    Period from
                                Year ended        Period from     November 21, to
                               December 31,      January 1 to       December 31,
                                   1998        November 20, 1998        1998
          -------------------------------------------------------------------------
          Revenues                 $1,958,062        $1,685,245         $272,817
          Expenses                  1,838,849         1,568,138          270,711(1)
          -------------------------------------------------------------------------
          Net income              $   119,213       $   117,107       $    2,106
          =========================================================================

          -------------------------------------------------------------------------
          Company's 49% equity in net income                          $   1,032
          Amortization of the excess of the carrying value of
             the Company's investment over its equity in the
             fair value of the underlying net assets                    (22,032)
          -------------------------------------------------------------------------
          Equity in net loss of Euroweb Rt                             $(21,000)
          =========================================================================
          --------------
          (1)   Includes management fees of $65,715 and $63,930 charged
                by the Company and the other shareholder, respectively.


  10.   DISCONTINUED OPERATIONS          During 1998, the Company completed the
                                         sale of all of the apartments in one of
                                         two condominium buildings constructed
                                         by the Company. The purchaser of all of
                                         the apartments, except for one, was the
                                         Company's former President. In December
                                         1998, the former President also
                                         purchased all of the outstanding shares
                                         of stock of the Company's wholly-owned
                                         construction subsidiary for $1,500,000,
                                         which yielded a loss of $119,678. The
                                         subsidiary's only significant asset was
                                         the second condominium building. The
                                         sales price has been satisfied by a
                                         payment of $500,000 in January 1999 and
                                         the issuance of a promissory note of
                                         $1,000,000 payable in sixty equal
                                         monthly installments including interest
                                         at approximately 7.3% per annum. The
                                         note is collateralized by the building.
                                         With the sale of the construction
                                         subsidiary, the Company has exited the
                                         construction business and, accordingly,
                                         the construction operations have been
                                         classified as discontinued for all
                                         periods presented. Revenues for
                                         discontinued operations were $1,724,000
                                         for the year ended December 31, 1998
                                         and $-0- for the year ended December
                                         31, 1997. The loss from discontinued
                                         operations of $119,678 ($.02 per share)
                                         and $591,039 ($.16 per share) for the
                                         years ended December 31, 1998 and 1997,
                                         respectively, represent loss on
                                         disposal for 1998 and loss from
                                         operations for 1997.


  11.   INCOME TAXES                     The reconciliation of the effective
                                         income tax rate to the Federal
                                         statutory rate is as follows:


           Year ended December 31,                            1998                1997
           --------------------------------------------------------------------------------
           Federal income tax note                            34.0%              (34.0%)
           Effect of net operating loss and
             capital loss carryforward and
             valuation allowances                            (34.0)               34.0
           --------------------------------------------------------------------------------
           Effective income tax note                           0.0%                0.0%
           ================================================================================

                                         Full valuation allowances have been
                                         provided on the Company's net operating
                                         and capital loss carryforwards which
                                         are subject to annual restrictions
                                         since their realization is not
                                         considered to be more likely than not.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        There is incorporated in this Item 9 by reference the information appearing under the captious "Election of Directors" in the Company's definitive Proxy statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

        There is incorporated in this Item 10 by reference the information appearing under the caption "Election of Directors - Executive Compensation" in the Company's definitive Proxy statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is incorporated in this item II by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, a copy of which will he filed not later than 120 days after the close of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is incorporated in this Item 12 by reference the information appearing under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.

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

     * All Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2
             dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
     **      Filed with Form 8-K as of February 17, 1994
     ***     Filed with Form 10-KSB for year ended December 31, 1996
     ****    Filed with Form 10-QSB for quarter ended September 30, 1997.
     *****   Filed with Form 10KSB for year ended December 31, 1997.

B. A report on Form 8-K was filed on November 20, 1998 during the last quarter covered by this report on Form 10-K. The report pertained to the sale of 51% of the shares of its Hungarian subsidiary EuroWeb Rt. to Pantel Rt.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31st day of March 1999.


                                            EUROWEB INTERNATIONAL CORP.



                                            By  /s/Frank R. Cohen
                                               ------------------
                                               Frank R. Cohen
                                               Chairman of the Board




     Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:


     SIGNATURE                TITLE                           DATE
     ---------                -----                           ----

/s/Frank R. Cohen        Chairman of Board, Chief           March 31, 1999
---------------------    Executive Officer, Secretary
Frank R. Cohen


/s/Robert Genova         Director, President, Chief         March 31, 1999
---------------------    Financial Officer, Treasurer
Robert Genova


/s/Csaba Toro            Director and Vice President        March 31, 1999
---------------------
Csaba Toro


/s/Richard G. Maresca    Director                           March 31, 1999
---------------------
Richard G. Maresca

/s/Donald K. Roberton     Director                          March 31, 1999
---------------------
Donald K. Roberton