Form 10QSB
period 1999-03-31
EUROWEB INTERNATIONAL CORP
filed 1999-05-11
CIK 905428

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                           Form 10-QSB



(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from        to
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


Common Stock, $.001 par value             6,534,916 Shares
          (Class)                 (Outstanding at March 31, 1999)

Transitional Small Business Disclosures Format (Check one): Yes
No X

                       EUROWEB INTERNATIONAL CORP.


                                  INDEX



PART I.     Financial Information

Item 1.     Financial Statements

  Consolidated balance sheets as of March 31, 1999 (unaudited)
    and December 31, 1998 (audited)                                        2

  Consolidated statements of operations and comprehensive loss
    (unaudited) for the three months ended March 31, 1999 and 1998         3

  Consolidated statements of stockholders' equity (unaudited) for
    the three months ended March 31, 1999 and 1998                         4

  Consolidated statements of cash flows (unaudited) for the three
    months ended March 31, 1999 and 1998                                   5

  Notes to consolidated financial statements (unaudited)                   6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations               12


PART II.    Other Information                                             15


Signature                                                                 18

                       EUROWEB INTERNATIONAL CORP.
                       CONSOLIDATED BALANCE SHEETS



                                           March 31, 1999  December 31, 1998
                                             (Unaudited)      (Audited)
ASSETS

 Current Assets
   Cash and cash equivalents                   $2,331,748     $1,688,280
   Certificate of deposit                       1,016,482      1,006,567
   Current portion of note receivable             144,699        641,785
   Current portion of loan receivable              85,954           -
   Receivable from Euroweb Rt.                     35,388        101,103
   Investment in Hungarian Broadcasting Corp.     147,417        156,443
   Prepaid and other current assets               110,818        128,027
       Total current assets                     3,872,506      3,722,205

 Note receivable, less current portion            820,742        858,215
 Loan receivable, less current portion             43,988           -
 Investment in Euroweb Rt., at equity             744,837        730,813

                                               $5,482,073     $5,311,233



LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable and accrued expenses       $  196,574    $   225,590
   Deposit payable                                200,000           -
       Total current liabilities                  396,574        225,590

 Commitments

 Stockholders' Equity
   Preferred stock, $.001 par value - shares
     authorized 5,000,000; no shares outstanding
   Common stock, $.001 par value - shares
     authorized 15,000,000; issued and
       outstanding 6,534,916 and 6,444,916          6,535          6,445
   Additional paid-in capital                  20,976,762     20,886,852
   Accumulated deficit                        (15,822,711)   (15,760,679)
   Accumulated other comprehensive loss:
     Foreign currency translation adjustment      (45,086)       (26,000)
     Unrealized loss on investment in Hungarian
       Broadcasting Corporation                   (30,001)       (20,975)
       Total stockholders' equity               5,085,499      5,085,643

                                               $5,482,073     $5,311,233


       See accompanying notes to consolidated financial statements.

                        EUROWEB INTERNATIONAL CORP.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                (Unaudited)





                                                   Three Months Ended
                                                         March 31,

                                                    1999          1998
Revenues
 Internet                                        $   -         $ 384,900

Expenses(Income)
 Compensation and related costs                    73,472        156,946
 Network costs                                       -           171,240
 Consulting and professional fees                  70,477         43,450
 Rent                                               6,056         33,004
 Depreciation and amortization                       -            19,073
 Amortization of goodwill                            -            97,000
 Interest and dividend income                     (57,862)       (16,708)
 Interest expense                                    -             1,795
 Equity in net income of Euroweb Rt.              (33,110)          -
 Other                                              2,999         43,680

     Total                                         62,032        549,480

Loss from continuing operations                   (62,032)      (164,580)
Loss from discontinued operations                    -           (90,505)

Net loss                                          (62,032)      (255,085)

Other comprehensive loss:
 Foreign currency translation loss                (19,086)       (12,135)
 Unrealized loss on investment in
   Hungarian Broadcasting Corporation              (9,026)          -

Comprehensive loss                               $(90,144)     $(267,220)

Net loss per share - basic and diluted
 Continuing operations                           $   (.01)     $    (.03)
 Discontinued operations                             (.- )          (.02)
                                                 $   (.01)     $    (.05)

Weighted average number of shares
 outstanding                                    6,475,694      5,026,039


         See accompanying notes to consolidated financial statements

                          EUROWEB INTERNATIONAL CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)





                                                                                            Accumulated Other
                                                                                       Comprehensive Gains(Losses)
                                                                                                       Unrealized
                                                                                                         Loss on
                                                                                         Foreign      Investmentin
                                                           Additional                   Currency        Hungarian
                                       Common Stock          Paid-in     Accumulated   Translation    Broadcasting
                                     Shares      Amount      Capital      Deficit       Adjustment     Corporation
THREE MONTHS ENDED MARCH 31, 1999:

 Balance, January 1, 1999            6,444,916   $6,445   $20,886,852   $(15,760,679)    $(26,000)      $(20,975)

 Exercise of common stock options       90,000       90        89,910          -             -              -

 Foreign currency translation loss        -         -           -              -          (19,086)          -

 Unrealized loss on investment
   in Hungarian Broadcasting
   Corporation                            -         -           -              -             -            (9,026)

 Net loss for the period                  -         -           -            (62,032)        -              -

 Balance, March 31, 1999             6,534,916   $6,535   $20,976,762   $(15,822,711)     $(45,086)     $(30,001)






THREE MONTHS ENDED
   MARCH 31, 1998:

 Balance, January 1, 1998            4,949,936   $4,950   $19,770,725   $(16,188,203)     $(35,900)     $   -

 Issuance of shares on
   conversion of debentures            228,310      228        49,772          -              -             -

 Net loss for the period                  -        -            -           (255,085)         -             -

 Foreign currency
   translation loss                       -        -            -              -           (12,135)         -

 Balance, March 31, 1998             5,178,246   $5,178   $19,820,497   $(16,443,288)     $(48,035)     $   -



         See accompanying notes to consolidated financial statements.

                          EUROWEB INTERNATIONAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                            1999         1998
Cash flows from operating activities
 Net loss                                                $ (62,032)  $(255,085)
 Adjustments to reconcile net loss to net cash
   provided by(used in) operating activities:
      Depreciation and amortization of property
        and equipment                                         -         19,073
      Amortization of goodwill                                -         97,000
      Equity in net income of Euroweb Rt.                  (33,110)       -
      Foreign currency loss                                   -         41,576
      Changes in operating assets and liabilities:
       (Increase)decrease in:
         Accounts receivable                                  -       (224,433)
         Receivable from Euroweb Rt.                        65,715        -
         Prepaid and other current assets                   17,209       8,189
       Increase(decrease) in:
         Accounts payable and accrued expenses             (29,016)    200,972
         Deposit payable                                   200,000        -
         Deferred revenue                                     -         50,000

   Net cash provided by (used in) operating activities     158,766     (62,708)

Cash flows from investing activities
 Receivable from Hungarian Broadcasting Corporation           -         (1,159)
 Certificates of deposit                                    (9,915)       -
 Repayment of note receivable                              534,559        -
 Proceeds of loan receivable                              (150,000)       -
 Repayment of loan receivable                               20,058        -
 Acquisition of intangibles                                   -        (22,056)
 Payable to former owners of business acquired                -        (15,000)

   Net cash provided by(used in) investing activities        394,702   (38,215)

Cash flows from financing activities
 Exercise of common stock options                           90,000        -

Effect of foreign exchange rate changes on cash               -        (53,711)

Increase(decrease) in cash and cash equivalents            643,468    (154,634)

 Cash and cash equivalents at beginning of period        1,688,280     697,948

 Cash and cash equivalents at end of period             $2,331,748   $ 543,314



         See accompanying notes to consolidated financial statements.

                      EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



 1.   Summary of Significant Accounting Policies

      (a) Principles of Consolidation

          The consolidated financial statements include the accounts of Euroweb International Corp., (the "Company") and its wholly-owned subsidiaries. The operations of Euroweb Rt., a wholly-owned Hungarian subsidiary in the Internet business, were included in the consolidated financial statements through November 20, 1998, at which date the Company sold 51% of its interest in Euroweb Rt. The remaining 49% interest is carried on the equity method. All material intercompany balances and transactions have been eliminated.

          Certain 1998 items have been reclassified to conform to the 1999 presentation.

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

      (d) Revenue Recognition

          Revenues from monthly Internet services were recognized in the month in which the services were provided.

      (e) Foreign Currency Translation

          The Company uses the local currency, the Hungarian forint, as the functional currency for measuring the accounts of Euroweb
          Rt., in which it reduced its interest from 100% to 49% on November 20, 1998. It translates all assets and liabilities at exchange rates in effect at the balance sheet date and all income and expense accounts at average rates, and records adjustments resulting from the translation in a separate component of stockholders' equity.

      (f) Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


                      EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



      (g) Fair Value of Financial Instruments

          The carrying values of cash equivalents, certificates of deposit, note and loan receivable, accounts payable and accrued expenses approximate fair values.

      (h) Investment in Euroweb Rt.

          The Company's 49% equity interest in Euroweb Rt. is accounted for using the equity method, under which the Company records as income its share of the earnings, net of the amortization of goodwill, and dividends are credited against the investment account when declared. The excess of the carrying value of the Company's investment over its equity in the fair value of the underlying net assets (goodwill) of approximately $586,000 at the acquisition date is amortized over an estimated remaining useful life of three years.

      (i) Income Taxes

          The Company accounts for income taxes in accordance with SFAS
          No. 109, "Accounting for Income Taxes." This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at the balance sheet date, using enacted rates for the years in which the taxes are expected to be paid or recovered.

      (j) Net Loss Per Share

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

      (k) Comprehensive Income

          The Company adopted SFAS No. 130, "Reporting Comprehensive
          Income", which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.


                      EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



 2.   Organization, Business and Discontinued Operations

      The Company is a Delaware corporation which was organized on November 9, 1992. On January 2, 1997, the Company acquired three Hungarian
      Internet service companies for a purchase price of approximately
      $1,913,000. These acquisitions were accounted for using the purchase method of accounting. The Company operated the Internet service companies through its wholly-owned subsidiary, Euroweb Rt.

      On November 20, 1998, the Company sold a 51% interest in Euroweb Rt.
      for $2,200,000, recognizing a gain of $1,516,548 on the sale.
      Pursuant to the non-compete provision of the shareholders' agreement, the Company cannot: (i) engage in any business activity in Hungary listed in the scope of activities of Euroweb Rt.'s charter, (ii) own or control any equity interest in any person or entity that engages in any such business activity or (iii) permit any of its employees to act as a director, officer, manager or consultant to any person or entity that engages in any such business activity. If the Company breaches its obligation set forth under this provision, the Company will be required to sell to the other shareholder all its shares at the time of such breach at a price equal to the nominal value of such shares.

      The Company's consolidated statements of operations include the equity in net income of Euroweb Rt. for the three months ended March
      31, 1999 and the results of operations of Euroweb Rt. for the three months ended March 31, 1998. Operating data for Euroweb Rt. for the three months ended March 31, 1999 include the following:


              Revenues                                $625,718

              Net Income                              $159,167

              Company's 49% equity in net income      $ 77,992


              Amortization of the excess of the
                carrying value of the Company's
                investment over its equity in the
                fair value of the underlying net
                assets                                 (44,882)

              Equity in net income of Euroweb Rt.     $ 33,110

                      EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



      The Company is currently seeking to acquire other Internet service companies in Central and Eastern Europe.

      During 1998, the Company completed the sale of all of the apartments in one of two condominium buildings constructed by the Company. The purchaser of all of the apartments, except for one, was the Company's former President. In December 1998, the former President also purchased all of the outstanding shares of stock of the Company's wholly-owned construction subsidiary for $1,500,000, which yielded a loss of $119,678. The subsidiary's only significant asset was the second condominium building. The sales price was satisfied by a payment of $500,000 in January 1999 and the issuance of a promissory note of $1,000,000 payable in sixty equal monthly installments including interest at approximately 7.3% per annum. The note is collateralized by the building. With the sale of the construction subsidiary, the Company has exited the construction business and, accordingly, the construction operations have been classified as discontinued for the three months ended March 31, 1998. Revenues for that period were $1,723,870 and the loss from operations was $90,505
      ($.02 per share).

 3.   Interim Periods

      The accompanying consolidated financial statements for the three months ended March 31, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

 4.   Incorporation by Reference

      Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

 5.   Cash Concentration

      At March 31, 1999, cash and cash equivalents included $102,076 and $542,460 on deposit in the United States with a money market fund and major money center bank, respectively, and four certificates of deposit of a major U.S. money center bank aggregating $1,680,605.
      In addition, $6,607 was on deposit in a Hungarian bank.

 6.   Investment in Hungarian Broadcasting Corp.

      On June 30, 1998, the Company settled its receivable of $177,418 from Hungarian Broadcasting Corp. ("HBC"), a public company, by receiving
      68,732 restricted shares of HBC common stock which are subject to a lock-up through June 30, 1999. The 68,732 shares represent less than 3% of HBC's total outstanding shares of common stock. The valuation of the stock represented a discount of 30% from its market value on that date. The investment is carried at current market value and the Company has classified it as available for sale with the unrealized loss of $30,001 recorded in a separate component of stockholders' equity.

                        EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



 7.   Loan Receivable

      In January 1999, the Company loaned $150,000 to its Vice-President for the purpose of buying an apartment in Budapest. The loan is repayable in 21 monthly installments of $8,000, including interest at 11% per annum. The loan is collateralized by the Vice-President's apartment.

 8.   Capital Stock, Stock Options and Warrants

      During the first quarter of 1999, options which were previously granted to two officers for the purchase of shares of the Company's common stock were exercised. One officer exercised options for 35,000 shares at $1.00 per share; the second officer exercised options for 55,000 shares at $1.31 per share.

      During April and May 1999, the Company sold the following shares of its common stock in four private placements:

                 152,380  shares at $1.31 per share to a company owned
                            by the Company's former President for which a $200,000 deposit was received in March 1999
                 565,141  shares at $1.31 per share
                 942,841  shares at $1.75 per share
                 500,000  shares at $1.50 per share

       Total   2,160,362  shares

      The purchasers of the 942,841 shares also received three-year warrants to purchase 942,841 shares at $2.00 per share and 942,841 shares at $2.25 per share.

      A private placement agent received 106,520 warrants to purchase shares of common stock at $2.10 per share. In addition, the Company issued 200,000 warrants exercisable at $2.00 per share to three public relations consulting firms.

      During April 1999, the Company also granted a total of 1,000,000 common stock options to its Chairman of the Board, President and Vice
      President. The options are exercisable over seven years at a price of $1.625 per share.

      The Board of Directors has approved an increase in the number of shares issuable under the Company's 1993 Incentive Stock Option Plan from 350,000 to 670,000. This increase is subject to approval by the stockholders at the annual meeting to be held on May 21, 1999.

 9.   Commitments

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


                     EUROWEB INTERNATIONAL CORP.
             Notes to Consolidated Financial Statements
                             (Unaudited)



10.   Subsequent Events

      The Company has signed a letter of intent to acquire a 51% interest in EUnet Slovakia, a Slovakian Internet provider for $80,000 cash and $200,000 worth of the Company's common stock. In addition, the Company would contribute $100,000 as additional capital. During the next two years, the Company may, under certain conditions, pay an additional $30,000 per year to the original owners. The Company will also have a four-year option to buy an additional 25% interest for $350,000 cash.

      The Company has also signed a letter of intent to acquire a 100% interest in Luko Czech Net, an Internet service provider in the Czech
      Republic for $900,000 cash and up to $900,000 of the Company's stock
      (450,000 shares at $2 per share).

      At May 10, 1999, both of the above acquisitions are subject to completion of satisfactory due diligence procedures.



Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Operations

The Company is a Delaware corporation which was organized on November 9, 1992. It was a development stage company through December 31, 1993.
Its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi Kft
("Teleconstruct"), a limited liability company, was organized on March
19, 1993.  The subsidiary had two operating business segments: (1)
building of condominium apartments and building renovation and (2) design and civil engineering, and laying of underground fiber optic telephone and cable lines. The latter segment was discontinued in 1994.
The shares of the subsidiary, Teleconstruct, were sold in December 1998.
With the sale of Teleconstruct, the Company has exited the construction business and accordingly, the construction operations have been classified as discontinued operations for the first quarter of 1998.

In January 1997, the Company acquired three operating Internet service provider businesses and consolidated the three businesses under one roof. At present, Euroweb Rt. ("Euroweb") is a leading Internet service provider operating in Hungary that provides full Internet and Web Site solutions and services primarily to businesses. Euroweb's services include providing access to an international backbone and design of web sites. Euroweb markets its services principally to medium-sized and large companies.

On November 20, 1998, the Company sold a 51% interest in Euroweb Rt.
The Company's consolidated statements of operations include the equity in net income of Euroweb Rt. for the three months ended March 31, 1999 and the results of its operations for the three months ended March 31, 1998.

Revenues of Euroweb Rt. for the first quarter of 1999 amounted to $625,718. This represented a substantial increase from the revenues of $384,900 for the first quarter of 1998 and was primarily due to the sale of more leased lines to business customers. Net income of Euroweb Rt.
before amortization of goodwill for the 1999 period was $159,167 compared to net income of $43,987 in 1998.

Equity in net income of Euroweb Rt. of $33,110 represents 49% of the subsidiary's net income less amortization of goodwill.

The consolidated net loss for the three months ended March 31, 1999 amounted to $62,032 ($.01 per share) compared to a net loss of $255,085
($.05 per share) in 1998.

The loss from discontinued operations of $90,505 ($.02 per share) in the 1998 period represents the first quarter's loss from operations incurred by the construction business which was sold in December 1998.

Liquidity and Capital Resources

During November 1998, the Company sold 51% of its interest in Euroweb
Rt. for $2,200,000.

In December 1998, the Company sold its holdings of shares in its subsidiary Teleconstruct Epitesi Kft. for $1,500,000 consisting of $500,000 in cash and a mortgage for $1,000,000 payable over six years with interest of 8 1/8% per year.

During the first quarter of 1999, options which were previously granted to two officers for the purchase of shares of the Company's common stock were exercised. One officer exercised options for 35,000 shares at $1.00 per share; the second officer exercised options for 55,000 shares at $1.31 per share.


During April and May 1999, the Company sold the following shares of its common stock in four private placements:

                 152,380  shares at $1.31 per share to a company owned
                             by the Company's former President for which a $200,000 deposit was received in March 1999
                 565,141  shares at $1.31 per share
                 942,841  shares at $1.75 per share
                 500,000  shares at $1.50 per share

      Total    2,160,362  shares

The purchasers of the 942,841 shares also received three-year warrants to purchase 942,841 shares at $2.00 per share and 942,841 shares at $2.25 per share.

A private placement agent received 106,520 warrants to purchase shares of common stock at $2.10 per share. In addition, the Company issued
200,000 warrants exercisable at $2.00 per share to three public relations consulting firms.

During April 1999, the Company also granted a total of 1,000,000 common stock options to its Chairman of the Board, President and Vice
President. The options are exercisable over seven years at a price of $1.625 per share.

The Board of Directors has approved an increase in the number of shares issuable under the Company's 1993 Incentive Stock Option Plan from
350,000 to 670,000. This increase is subject to approval by the stockholders at the annual meeting to be held on May 21, 1999.

At March 31, 1999, the Company's cash and cash equivalents aggregated
$2,331,748 and it owned a one-year certificate of deposit for $1,016,482. The Company presently anticipates that its current cash position and its cash flows from current operations as well as the issuances of additional shares of capital stock discussed above will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months.

The Company has signed a letter of intent to acquire a 51% interest in EUnet Slovakia, a Slovakian Internet provider for $80,000 cash and $200,000 worth of the Company's common stock. In addition, the Company would contribute $100,000 as additional capital. During the next two years, the Company may, under certain conditions, pay an additional
$30,000 per year to the original owners. The Company will also have a four-year option to buy an additional 25% interest for $350,000 cash.

The Company has also signed a letter of intent to acquire a 100% interest in Luko Czech Net, an Internet service provider in the Czech
Republic for $900,000 cash and up to $900,000 of the Company's stock
(450,000 shares at $2 per share).

At May 10, 1999, both of the above acquisitions are subject to completion of satisfactory due diligence procedures.

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

Inflation and Seasonality

Internet operations are not seasonal.

Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the
Private Securities Litigation Reform Act of 1995.

Except for historical information provided in the Management's
Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 2) heightened competition, particularly price competition, reducing margins; and 2) slower growth than expected in the market for Internet services in Hungary.




                                PART II


Item 1.  Legal Proceedings

   None

Item 2.  Changes in Securities

   None

Item 3.  Defaults upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   A.   Exhibits (numbers below reference Regulations S-B)
        (3)(a)   Certificate of Incorporation filed November 9, 1992(1)
           (b)   Amendment to Certificate of Incorporation filed July 9,
                 1997
           (c)   By-laws(1)
        (4)(a)   Form of Common Stock Certificate(1)
           (b)   Form of Underwriters' Warrants to be sold to Underwriters(1)
           (c)   Placement Agreement between Registrant and J.W. Barclay
                 & Co., Inc. and form of Placement Agent Warrants issued
                 in connection with private placement financing(1)
           (d)   Form of 10% Convertible Debenture used in connection
                 with offshore private placement financing pursuant to
                 Regulation S(3)
           (e)   Form of Common Stock Purchase Warrant in connection
                 with private placement financing under Section 506 of
                 Regulation D(3)

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





          (h)   Letter of intent between Teleconstruct Building Corp.
                and Pilistav(1)
          (i)   Employment agreement between Registrant and Robert
                Genova(2) and termination agreement dated February 5, 1997(3)
          (j)   Employment agreement between Registrant and Peter E.
                Klenner(2) and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A as amended(3)
          (k)   Employment agreement between Registrant and Frank R.
                Cohen(2) and modifications of employment agreement(3)
          (l)   Letter of Intent agreement between Registrant and Raba-Com
                Rt.(3)
          (m) Letter of Intent agreement between Registrant and Kelet-Nograd Rt.(3)
          (n)   Letter of Intent agreement between Registrant and 3
                Pilistav villages for installation of cable in those areas(3)
          (o)   Lease agreement between Registant's subsidiary EUNET
                Kft. and Varosmajor Passage, Kft. for office space(3)
          (p)   Acquisition agreement between Registrant and KFKI
                Computer Systems Corp. dated December 13, 1996(3)
          (q)   Acquisition agreement between Registrant and E-Net
                Hungary(3)
          (r)   Acquisition agreement between Registrant and MS Telecom
                Rt.(3)
          (s)   Employment agreement between Registrant and Imre
                Kovats(3)
          (t)   Employment agreement between Registrant and Csaba
                Toro(3)
          (u)   Promissory Note from Registrant to HBC(3)
          (v)   Communication Services Agreement between Registrant and
                MCI Global Resources, Inc.(4)
          (w)   Lease and Option Agreement for Building B as of April 1,
                1998 with Hafisa Kft.(5)
          (x)   License Agreement between GRIC Communications, Inc. and
                Euroweb International Corp.(5)
          (y)   Consulting Agreement between Registrant and Eurus
                Capital Corporation and Rescission Agreement(7)
         (y)(i) Agreement rescinding Option Agreement with Eurus Capital
                Corporation(8)
         (z)    Financial Consulting Agreement between Registrant and
                J.W. Barclay & Co., Inc.(7)
         (aa) Mergers and Acquisitions Agreement between Registrant and J.W. Barclay(7)
         (bb)   Placement Agreement between Registrant and J.P. Carey,
                Inc. and form of Placement Agent Warrants issued in connection with private placement financing(9)
         (cc)   Private Placement Agreement between Registrant and
                Peter E. Klenner(9)
         (dd)   Employment Agreement between Registrant and Csaba
                Toro(9)
         (ee)   Employment Agreement between Registrant and Robert
                Genova(9)
         (ff)   Employment Agreement between Registrant and Frank R.
                Cohen(9)
         (gg)   Placement Agreement between Registrant and JP Carey
                Securities Inc. and Warrant Agreement in connection with private placement financing(10)





         (hh)   Private placement agreement between Registrant and M&A
                Management(10)
         (ii) Form of Subscription agreement in connection with private offering of Common Stock and Warrants pursuant to Rule 506 of Regulation D under Section 4(2) of the
                Securities Act of 1933(10)

 (1)  All Exhibits are incorporated by reference to Registrant's
      Registration Statement on Form SB-2 dated May 12, 1993
      (Registration No. 33-62672-NY, as amended)
 (2)  Filed with Form 8-K as of February 17, 1994
 (3)  Filed with Form 10-KSB for year ended December 31, 1996
 (4)  Filed with Form 10-QSB for quarter ended September 30, 1997
 (5)  Filed with Form 10-KSB for year ended December 31, 1997
 (6)  Filed with Registration Statement 333-52841
 (7)  Filed with Amendment No. 1 to Registration Statement 333-52841
 (8)  Filed with Amendment No. 2 to Registration Statement 333-52841
 (9)  Filed with Form 8-K as of October 14, 1998
(10)  Filed with Form 8-K as of April 21, 1999

<PAGE.






                              SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 11th day of May 1999.




                               Euroweb INTERNATIONAL CORP.



                            By
                               Frank R. Cohen
                               Chairman of the Board


