Form 10QSB
period 1999-06-30
EUROWEB INTERNATIONAL CORP
filed 1999-08-16
CIK 905428

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                           Form 10-QSB



(Mark One)
  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from        to

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


Common Stock, $.001 par value                       9,145,277 Shares
          (Class)                           (Outstanding at June 30, 1999)

Transitional Small Business Disclosures Format (Check one): Yes  No  X

                       EUROWEB INTERNATIONAL CORP.


                                  INDEX



PART I.     Financial Information

Item 1.     Financial Statements

  Consolidated balance sheets as of June 30, 1999 (unaudited)
       and December 31, 1998 (audited)                                   2

  Consolidated statements of operations and comprehensive loss
       (unaudited) for the three months ended June 30, 1999 and 1998
       and the six months ended June 30, 1999 and 1998                   3
  Consolidated statements of stockholders' equity (unaudited) for the
       six months ended June 30, 1999 and 1998                           4

  Consolidated statements of cash flows (unaudited) for the six
       months ended June 30, 1999 and 1998                               5

  Notes to consolidated financial statements (unaudited)                 6

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations            13


PART II.    Other Information                                           17


Signature                                                               20

                       EUROWEB INTERNATIONAL CORP.
                       CONSOLIDATED BALANCE SHEETS


                                          June 30, 1999  December 31, 1998
                                           (Unaudited)       (Audited)
ASSETS

 Current Assets
   Cash and cash equivalents                   $4,303,986     $1,688,280
   Certificate of deposit                       1,028,280      1,006,567
   Current portion of note receivable             159,159        641,785
   Current portion of loan receivable              88,339           -
   Receivable from Euroweb Rt.                     35,388        101,103
   Investment in Hungarian Broadcasting Corp.      60,140        156,443
   Prepaid and other current assets               115,452        128,027
       Total current assets                     5,790,744      3,722,205

 Property and equipment, less accumulated
   depreciation of $3,889                          46,777           -
 Note receivable, less current portion            782,891        858,215
 Loan receivable, less current portion             20,989           -
 Investment in Euroweb Rt., at equity             823,127        730,813
 Goodwill, less accumulated amortization
   of $27,138                                   1,601,120           -
                                               $9,065,648     $5,311,233

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable and accrued expenses       $  259,274    $   225,590

 Commitments

 Common stock subject to mandatory redemption,
   $.001 par value, 76,190 shares issued
   and outstanding                                100,000           -

 Stockholders' Equity
   Preferred stock, $.001 par value - shares
     authorized 5,000,000; no shares outstanding
   Common stock, $.001 par value - shares
     authorized 20,000,000 (1999) and 15,000,000
     (1998);
                             1999         1998
     Issued                 9,145,277   6,444,916
     Less shares subject to
       mandatory redemption    76,190        -
     Issued and outstanding 9,069,087   6,444,916    9,069         6,445

   Additional paid-in capital                   24,827,914    20,886,852
   Accumulated deficit                         (15,960,501)  (15,760,679)
   Accumulated other comprehensive losses:
     Foreign currency translation adjustment       (52,830)      (26,000)
     Unrealized loss on investment in Hungarian
       Broadcasting Corporation                   (117,278)      (20,975)
       Total stockholders' equity                8,706,374     5,085,643

                                                $9,065,648    $5,311,233

       See accompanying notes to consolidated financial statements.

                       EUROWEB INTERNATIONAL CORP.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                (Unaudited)






                                     Three Months Ended   Six Months Ended
                                          June 30,             June 30,
                                        1999     1998       1999     1998
Revenues
 Internet                            $ 71,528   $455,100   $ 71,528   $840,000

Expenses(Income)
 Compensation and related costs        83,903    159,999    157,375    316,945
 Network costs                         42,000    282,029     42,000    453,269
 Consulting and professional fees      78,001     49,674    148,478     93,124
 Rent                                   6,000     32,589     12,056     65,593
 Depreciation and amortization          3,889     37,119      3,889     56,192
 Amortization of goodwill              27,138     97,000     27,138    194,000
 Interest and dividend income         (66,272)   (10,142)  (124,134)   (26,850)
 Interest expense                        -        13,322       -        15,117
 Foreign currency gain                   (972)      -          (972)      -
 Equity in net income of Euroweb Rt.  (26,934)      -       (60,044)      -
 Other                                 60,426     10,839     63,425     54,519

     Total                            207,179    672,429    269,211  1,221,909

Loss from continuing operations
 before income taxes                 (135,651)  (217,329)  (197,683)  (381,909)
Provision for income taxes              2,139       -         2,139       -
Loss from continuing operations      (137,790)  (217,329)  (199,822)  (381,909)
Income from discontinued operations      -        95,310       -         4,805

Net loss                             (137,790)  (122,019)  (199,822)  (377,104)

Other comprehensive gains(losses):
 Foreign currency translation
   gain(loss)                          (7,744)    19,727    (26,830)     7,592
 Unrealized loss on investment in
   Hungarian Broadcasting Corporation (87,277)      -       (96,303)      -

Comprehensive loss                  $(232,811) $(102,292) $(322,955) $(369,512)

Net income(loss) per share -
  basic and diluted
  Continuing operations             $    (.02) $    (.04) $    (.03) $    (.07)
  Discontinued operations                -           .02       -          -
                                    $    (.02) $    (.02) $    (.03) $    (.07)

Weighted average number of shares
 outstanding                        8,339,881  5,210,725  7,412,937  5,118,892


         See accompanying notes to consolidated financial statements

                       EUROWEB INTERNATIONAL CORP.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (Unaudited)






                                                                                    Accumulated Other
                                                                               Comprehensive Gains(Losses)
                                                                                             Unrealized
                                                                                               Loss on
                                                                                 Foreign     Investment in
                                                      Additional                 Currency      Hungarian
                                    Common Stock        Paid-in    Accumulated  Translation  Broadcasting
                                  Shares    Amount      Capital      Deficit     Adjustment   Corporation


SIX MONTHS ENDED JUNE 30, 1999:
 Balance, January 1, 1999        6,444,916  $6,445    $20,886,852  $(15,760,679)  $(26,000)    $(20,975)

 Issuance of shares in private
   placements                    2,084,171   2,084      2,951,602         -           -            -

 Issuance of shares for acquisition
   of business                     450,000     450        899,550         -           -            -

 Exercise of common stock options   90,000      90         89,910         -           -            -

 Foreign currency translation loss    -       -              -            -        (26,830)        -

 Unrealized loss on investment in
   Hungarian Broadcasting
   Corporation                        -       -              -            -           -         (96,303)

 Net loss for the period              -       -              -         (199,822)      -            -

 Balance, June 30, 1999          9,069,087  $9,069    $24,827,914  $(15,960,501)  $(52,830)   $(117,278)






SIX MONTHS ENDED JUNE 30, 1998:

 Balance, January 1, 1998        4,949,936  $4,950    $19,770,725  $(16,188,203)  $(35,900)   $   -

 Issuance of shares on
   conversion of debentures        356,814     357        161,325         -           -           -

 Net loss for the period              -       -              -         (377,104)      -           -

 Foreign currency
   translation gain                   -       -              -            -          7,592        -

 Balance, June 30, 1998          5,306,750  $5,307    $19,932,050  $(16,565,307)  $(28,308)   $   -


         See accompanying notes to consolidated financial statements.

                       EUROWEB INTERNATIONAL CORP.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                           1999         1998
Cash flows from operating activities
 Net loss                                             $ (199,822)     $(377,104)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization of property
        and equipment                                      3,889         56,192
      Amortization of goodwill                            27,138        194,000
      Interest on debentures paid in shares of
        capital stock                                       -            11,682
      Loss on sale of property                              -               247
      Equity in net income of Euroweb Rt.                (60,044)          -
      Foreign currency (gain)loss                           (972)         6,148
      Changes in operating assets and liabilities:
       (Increase)decrease in:
         Accounts receivable                                -            67,534
         Receivable from Euroweb Rt.                      65,715           -
         Prepaid and other current assets                 33,186       (111,016)
       Increase(decrease) in:
         Accounts payable and accrued expenses           (91,983)      (157,005)
         Deferred revenue                                   -            46,000
   Net cash used in operating activities                (222,893)      (263,322)

Cash flows from investing activities
 Receivable from Hungarian Broadcasting Corporation         -               179
 Certificates of deposit                                 (21,713)          -
 Repayment of note receivable                            557,950           -
 Proceeds of loan receivable                            (150,000)          -
 Repayment of loan receivable                             40,672           -
 Investment in EuroWeb Rt.                               (59,100)          -
 Acquisition of property and equipment and construction
   in progress                                            (4,222)       (29,365)
 Acquisition of intangibles                                 -           (28,795)
 Payable to former owners of business acquired              -          (115,000)
 Acquisition of Luko Czech-Net, s.r.o. net of
   cash acquired                                        (669,647)          -
   Net cash used in investing activities                (306,060)      (172,981)

Cash flows from financing activities
 Exercise of common stock options                         90,000           -
 Proceeds from issuance of common stock                3,053,687           -
   Net cash provided by financing activities           3,143,687           -

Effect of foreign exchange rate changes on cash              972          1,444

Increase(decrease) in cash and cash equivalents        2,615,706       (434,859)
 Cash and cash equivalents at beginning of period      1,688,280        697,948
 Cash and cash equivalents at end of period           $4,303,986      $ 263,089

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                        $     NONE      $   6,000

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common stock upon conversion of
   debentures and accrued interest                    $     NONE      $ 161,682
 Issuance of common stock for acquisition of Luko
   Czech-Net, s.r.o.                                     900,000           NONE

         See accompanying notes to consolidated financial statements.

                       EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



 1.   Summary of Significant Accounting Policies

      (a) Principles of Consolidation

          The consolidated financial statements include the accounts of Euroweb International Corp. (the "Company") and its wholly-owned subsidiaries. The operations of Euroweb Rt., a wholly-owned Hungarian subsidiary in the Internet business, were included in the consolidated financial statements through November 20, 1998, at which date the Company sold 51% of its interest in Euroweb Rt. The remaining 49% interest is carried on the equity method. The operations of Luko Czech-Net, s.r.o. ("Luko Czech"), a limited liability company, which was acquired in June 1999, have been included since June 1, 1999. All material intercompany balances and transactions have been eliminated.

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

      (c) Fiscal Year

          The Company's reporting period is the calendar year.

      (d) Revenue Recognition

          Revenues from monthly Internet services are recognized in the month in which the services are provided.

      (e) Foreign Currency Translation

          The Company uses the local currencies, the Hungarian forint and Czech koruna, as the functional currencies for measuring the accounts of Euroweb Rt. and Luko Czech. It translates all assets and liabilities at exchange rates in effect at the balance sheet date and all income and expense accounts at average rates, and records adjustments resulting from the translation in a separate component of stockholders' equity.

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

      (h) Investment in Euroweb Rt.

          The Company's 49% equity interest in Euroweb Rt. is accounted for using the equity method, under which the Company records as income its share of the earnings, net of the amortization of goodwill. Dividends are credited against the investment account when declared. The excess of the carrying value of the Company's investment over its equity in the fair value of the underlying net assets (goodwill) of approximately $586,000 at the acquisition date is amortized over an estimated remaining useful life of three years.

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

      (j) Net Loss Per Share

          The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. This statement became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect.

      (k) Comprehensive Income

          The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, and distributions to, owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                       EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



 2.   Organization, Business, Acquisitions and Discontinued Operations

      The Company is a Delaware corporation which was organized on November 9, 1992. On January 2, 1997, the Company acquired three Hungarian Internet service companies for a purchase price of approximately $1,913,000. These acquisitions were accounted for using the purchase method of accounting. The Company operated the Internet service companies into its wholly-owned subsidiary, Euroweb Rt.

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

      The Company's consolidated statements of operations include the equity in net income of Euroweb Rt. for the three months and six months ended June 30, 1999 and the results of operations of Euroweb Rt. for the three months and six months ended June 30, 1998. Operating data for Euroweb Rt. for the three months and six months ended June 30, 1999 include the following:


                                               Three Months  Six Months

         Revenues                                $727,282    $1,353,000

         Net Income                              $146,563    $  305,730

         Company's 49% equity in net income      $ 71,816    $  149,808

         Amortization of the excess of the
           carrying value of the Company's
           investment over its equity in the
           fair value of the underlying net
           assets                                 (44,882)      (89,764)

         Equity in net income of Euroweb Rt.     $ 26,934    $   60,044

      On June 11, 1999, the Company acquired all of the participation interests of Luko Czech, an Internet service provider in the Czech Republic for a total cost of $1,841,758, consisting of 450,000 shares of the Company's common stock valued at $2 per share and the balance paid in cash. The number of shares to be issued is subject to upward adjustment so that the aggregate market value of the shares isued to the sellers on the dated the shares are registered is equal to $900,000. This acquisition was accounted for using the purchase method of accounting. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounted to $1,628,258, which is being amortized over its estimated useful life of five years. The results of Luko Czech's operations from June 1, 1999 to June 30, 1999 have been included in the accompanying statements of operations and comprehensive loss for the three months and six months ended June 30, 1999.

                       EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



      The following pro forma information presents the consolidated results of the Company's operations as if the acquisition had occurred on January 1, 1998:

                              Three Months Ended     Six Months Ended
                                   June 30,               June 30,
                                1999      1998        1999       1998

      Revenues                $232,000  $599,100    $481,000  $1,142,000

      Net loss                (204,790) (234,019)   (339,822)   (576,104)

      Net loss per share      $   (.02) $   (.04)   $   (.04) $     (.10)

      These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 1998, or of future results of operations of the consolidated entities.

      During 1998, the Company completed the sale of all of the apartments in one of two condominium buildings constructed by the Company. The purchaser of all of the apartments, except for one, was the Company's former President. In December 1998, the former President also purchased all of the outstanding shares of stock of the Company's wholly-owned construction subsidiary for $1,500,000, which resulted in a loss of $119,678. The subsidiary's only significant asset was the second condominium building. The sales price was satisfied by a payment of $500,000 in January 1999 and the issuance of a promissory note of $1,000,000 payable in sixty equal monthly installments including interest at approximately 7.3% per annum. The note is collateralized by the building. With the sale of the construction subsidiary, the Company has exited the construction business and, accordingly, the construction operations have been classified as discontinued for the three months and six months ended June 30, 1998. Revenues for the six months ended
      June 30, 1998 were $1,724,468 and the profit from discontinued operations was $4,805 ($.00 per share).

 3.   Interim Periods

      The accompanying consolidated financial statements for the three months and six months ended June 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

 4.   Incorporation by Reference

      Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 1998 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

 5.   Cash Concentration

      At June 30, 1999, cash and cash equivalents included $103,169 and $1,309,361 on deposit in the United States with a money market fund and major money center bank, respectively, and four certificates of deposit of a major U.S. money center bank aggregating $2,630,042. In addition, $254,807 and $6,607 were on deposit in Czech and Hungarian banks respectively.

                       EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



 6.   Investment in Hungarian Broadcasting Corp.

      On June 30, 1998, the Company settled its receivable of $177,418 from Hungarian Broadcasting Corp. ("HBC"), a public company, by receiving 68,732 restricted shares of HBC common stock which are subject to a lock-up through June 30, 1999. The 68,732 shares represent less than 3% of HBC's total outstanding shares of common stock. The valuation of the stock represented a discount of 30% from its market value on that date. The investment is carried at a 30% discount from current market value and the Company has classified it as available for sale with the unrealized loss of $117,278 recorded in a separate component of stockholders' equity.

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

      During April and May 1999, the Company sold the following shares of its common stock in four private placements:

                 152,380  shares at $1.31 per share to a company owned
                          by the Company's former President.  The Company
                          has agreed that until October 1, 1999 (the "Put
                          Period") it will purchase from the buyer 50% of
                          these shares at the original purchase price if the
                          buyer notifies the Company in writing of its
                          desire to sell these shares to the Company during
                          the Put Period.  The balance sheet at June 30, 1999
                          includes these shares as common stock subject to
                          mandatory redemption.
                 565,141  shares at $1.31 per share
                 942,840  shares at $1.75 per share
                 500,000  shares at $1.50 per share
      Total    2,160,361  shares

      The purchasers of the 942,840 shares also received three-year warrants to purchase 942,840 shares at $2.00 per share and 942,840 shares at $2.25 per share.

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

                       EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



      As discussed in Note 2, the Company issued 450,000 shares of its common stock during June 1999 in connection with the acquisition of Luko Czech.

      On May 21, 1999, the Company's stockholders approved the following:

      a) An increase in the authorized number of shares of capital stock to 30,000,000 shares, consisting of 25,000,000 shares of common stock and 5,000,000 shares of preferred stock; the increase has not yet become effective.

      b) An increase in the number of shares of common stock available under the Company's 1993 Incentive Stock Option Plan from 350,000 to 670,000.

      On May 21, 1999, the Board of Directors granted a total of 130,000 five-year options exercisable at 2 3/32 (equal to the market price on that date) to two directors.

 9.   Commitments

      Employment agreements with the three officers of the Company provide for aggregate annual compensation of $318,000 through September 30, 2004 and $150,000 thereafter through December 31, 2005.

10.   Subsequent Events

      In July 1999, the Company entered into agreements to purchase the following interests in Internet service providers:

      a) All of the outstanding stock of EUnet Slovakia, located in the Slovak Republic, for $800,000 consisting of $400,000 in cash and $400,000 in shares of the Company's common stock (200,000 shares at $2 per share).

      b) All of the outstanding stock of Global Network Services, located in the Slovak Republic, for $1,200,000 consisting of $700,000 in cash and $500,000 in shares of the Company's common stock (250,000 shares at $2 per share).

      c) 80% of the outstanding stock of Bohemia Net, a.s., located in the Czech Republic, for $1,080,000 consisting of $530,000 in cash and $550,000 in shares of the Company's common stock (275,000 shares at $2 per share). The agreement grants the Company an option to Purchase the remaining 20% for $410,000 in cash and $410,000 in shares of the Company's common stock.

      d) 70% of the outstanding stock of Dodo, s.r.o. Kosice, located in the Slovak Republic, for $550,000 consisting of $350,000 in cash and $200,000 in shares of the Company's common stock (100,000 shares at $2 per share).

      As of August 12, 1999, all of the acquisitions described above are subject to completion of satisfactory due diligence procedures.

      The number of shares to be issued for each of the four acquisitions is subject to upward adjustment so that the aggregate value of the shares to the sellers on the date the shares are registered is equal to the stock portion of the purchase price shown above.

                       EUROWEB INTERNATIONAL CORP.
              Notes to Consolidated Financial Statements
                              (Unaudited)



      The acquisitions discussed above will be accounted for as purchase transactions and the acquired companies' results of operations for future periods commencing with the acquisition dates will be included in the Company's consolidated financial statements. Any excess of the costs of these acquisitions over the underlying net assets will be recorded as goodwill and amortized over the estimated useful lives.

      The Company is currently seeking to acquire other Internet service providers in central and eastern Europe.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Operations

The Company is a Delaware corporation which was organized on November 9, 1992. It was a development stage company through December 31, 1993. Its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi Kft ("Teleconstruct"), a limited liability company, was organized on March 19, 1993. The subsidiary had two operating business segments: (1) building of condominium apartments and building renovation and (2) design and civil engineering, and laying of underground fiber optic telephone and cable lines. The latter segment was discontinued in 1994. The shares of the subsidiary, Teleconstruct, were sold in December 1998. With the sale of Teleconstruct, the Company has exited the construction business and accordingly, the construction operations have been classified as discontinued operations effective January 1, 1998.

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

On November 20, 1998, the Company sold a 51% interest in Euroweb Rt. The Company's consolidated statements of operations include the equity in net income of Euroweb Rt. for the three and six months ended June 30, 1999 and the results of its operations for the three and six months ended June 30, 1998.

Revenues of Euroweb Rt. for the first six months of 1999 amounted to $1,353,000. This represented a substantial increase from the revenues of $840,000 for the first six months of 1998 and was primarily due to the sale of more leased lines to business customers. Net income of Euroweb Rt. before amortization of goodwill for the 1999 period was $305,730 compared to net income of $72,152 in 1998.

Equity in net income of Euroweb Rt. of $60,044 represents 49% of the subsidiary's net income less amortization of goodwill.

On June 11, 1999 the Company acquired all of the outstanding stock of Luko Czech-Net, s.r.o. ("Luko Czech"), an Internet service provider in the Czech republic. This acquisition was accounted for using the purchase method of accounting and the results of its operations from June 1, 1999 to June 30, 1999 have been included in the accompanying statements of operations and comprehensive loss for the three months and six months ended June 30, 1999.

The consolidated net loss for the six months ended June 30, 1999 amounted to $ 199,822 ($.03 per share) compared to a net loss of $377,104 ($.07 per share) in 1998. The income from discontinued operations of $4,805 ($.00 per share) in the 1998 period represents the first quarter's profit from operations incurred by the construction business which was sold in December 1998.

The pro forma consolidated net loss for the six months ended June 30, 1999 (assuming that Luko Czech had been acquired on January 1, 1998) amounted to $339,822 ($.04 per share) for the six months ended June 30, 1999 compared to a net loss of $576,104 ($.10 per share) in 1998.

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

During April and May 1999, the Company sold the following shares of its common stock in four private placements:

                 152,380 shares at $1.31 per share to a company owned by the Company's former President. The Company has agreed that until October 1, 1999 (the "Put Period") it will purchase from the buyer 50% of these shares at the original purchase price if the buyer notifies the Company in writing of its desire to sell these shares to the Company during the Put Period.
                 565,141  shares at $1.31 per share
                 942,840  shares at $1.75 per share
                 500,000  shares at $1.50 per share
        Total  2,160,361  shares

The purchasers of the 942,840 shares also received three-year warrants to purchase 942,840 shares at $2.00 per share and 942,840 shares at $2.25 per share.

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

On May 21, 1999, the Company's stockholders approved the following:

a) An increase in the authorized number of shares of capital stock to 30,000,000 shares, consisting of 25,000,000 shares of common stock and 5,000,000 shares of preferred stock; the increase has not yet become effective.

b) An increase in the number of shares of common stock available under the Company's 1993 Incentive Stock Option Plan from 350,000 to 670,000.

On May 21, 1999, the Board of Directors granted a total of 130,000 five-year options exercisable at 2 3/32 (equal to the market price on that date) to two directors.

At June 30, 1999, the Company's cash and cash equivalents aggregated $4,303,986 and it owned a one-year certificate of deposit for $1,028,280. The Company presently anticipates that its current cash position and its cash flows from current operations as well as the issuances of additional shares of capital stock discussed above will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months.

On June 11, 1999, the Company acquired all of the outstanding stock of Luko Czech for a total cost of $1,841,758, consisting of 450,000 shares of the Company's common stock valued at $2 per share and the balance paid in cash.

During July 1999, the Company entered into agreements to purchase interests ranging from 70% to 100% in four Internet service providers in the Czech and Slovak republics. The total cost of these acquisitions will be $3,630,000, consisting of $1,980,000 in cash and $1,650,000 in shares of the Company's common stock (825,000 shares at $2 per share).

The number of shares to be issued for Luko Czech and each of the four subsequent acquisitions is subject to upward adjustment so that the aggregate value of the shares to the sellers on the date the shares are registered is equal to the stock portion of the purchase price shown above.



The Company is currently seeking to acquire other Internet service companies in central and eastern Europe.

The Year 2000

Euroweb utilizes a significant number of computer software programs and operating systems throughout its organization, including applications used in operating the basic Internet service, network access, providing content and fulfilling various administrative and billing functions. Since Internet technology is constantly improving, both the hardware and software elements which are provided by third parties must be upgraded at intervals ranging from three to twelve months. A survey by Euroweb has shown that approximately 90% of these elements are standard software such as Unix and hardware such as CISC routers and Sun computers which have already been corrected. The remaining hardware and software will be updated or replaced in the near future. Furthermore, Euroweb has developed some of its own special software applications which have already incorporated the necessary modifications to operate properly in the Year 2000. The Company is prepared to replace certain computer elements wherever necessary during calendar year 1999, but management does not believe that this would have any material adverse effect on the Company's operations or its financial results.

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

Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

Except for historical information provided in the Management's Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 2) heightened competition, particularly price competition, reducing margins; and 2) slower growth than expected in the market for Internet services in Hungary or the Czech and Slovak Republics.

                                PART II


Item 1.  Legal Proceedings

   None that would materially affect the Company

Item 2.  Changes in Securities

   None

Item 3.  Defaults upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   A. Exhibits (numbers below reference Regulations S-B)
       (3)(a)   Certificate of Incorporation filed November 9, 1992(1)
          (b) Amendments to Certificate of Incorporation filed July 9, 1997 and on May 11, 1999(12)
          (c)   By-laws(1)
       (4)(a)   Form of Common Stock Certificate(1)
          (b)   Form of Underwriters' Warrants to be sold to Underwriters(1)
          (c) Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing(1)
          (d) Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S(3)
          (e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D(3)
      (10)(a) Consulting agreement between Registrant and Klenner Securities Ltd.(1)
          (b)   Consulting agreement between Registrant and Robert Genova(1)
          (c)   Consulting agreement between Registrant and Laszlo Modransky(1)
          (d)   1993 Incentive Stock Option Plan(1)
          (e) Sharing agreement for space and facilities between Registrant and Hungarian Telephone and Cable Corp.(1)
          (f) Articles of Association (in English) of Teleconstruct Building Corp.(1)
          (g) Articles of Association (in English) of Termolang Engineering and Construction Ltd.(1)

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

          (hh) Private placement agreement between Registrant and M&A Management(10)
          (ii) Form of Subscription agreement in connection with private offering of Common Stock and Warrants pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933(10)
          (jj)  Acquisition Agreement between Registrant and Luko
                Czech-Net, s.r.o. dated June 11, 1999(11)
          (kk) Acquisition Agreement between Registrant and Slavia Capital, O.C.P., A.S. dated July 2, 1999 (12)
          (ll) Acquisition Agreement between Registrant and shareholders of EUnet Slovakia s.r.o. dated July 14, 1999 (12)
          (mm) Acquisition Agreement between Registrant and shareholders of Bohemia Netdated July 29, 1999 (12)
          (nn) Acquisition Agreement between Registrant and shareholders of Dodo, s.r.o. dated August 5, 1999(12)


   B. A report on Form 8-K was filed as of April 21, 1999 during the quarter covered by this report. The report pertained primarily to certain private placements completed by the Company. Another report on Form 8-K was filed as of June 11, 1999 during the quarter covered by this report. The report pertained primarily to the acquisition by the Company of a Czech Internet Service Provider Luko Czech-Net s.r.o.



 (1) All Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
 (2)  Filed with Form 8-K as of February 17, 1994
 (3)  Filed with Form 10-KSB for year ended December 31, 1996
 (4)  Filed with Form 10-QSB for quarter ended September 30, 1997
 (5)  Filed with Form 10-KSB for year ended December 31, 1997
 (6)  Filed with Registration Statement 333-52841
 (7)  Filed with Amendment No. 1 to Registration Statement 333-52841
 (8)  Filed with Amendment No. 2 to Registration Statement 333-52841
 (9)  Filed with Form 8-K as of October 14, 1998
(10)  Filed with Form 8-K as of April 21, 1999
(11)  Filed with Form 8-K as of June 11, 1999
(12)  Filed with Form 10-QSB for quarter ended June 30, 1999

                               SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 16th day of August 1999.




                               EUROWEB INTERNATIONAL CORP.




                               By /s/ Frank R. Cohen
                               Chairman of the Board

EXHIBIT 3(b)

                    State of Delaware                                 PAGE 1

           Office of the Secretary of State


     I, EDWARD J. FREEL, SECRETARY OF STATE OF THE STATE OF DELAWARE, DO

HEREBY CERTIFY THE ATTACHED IS A TRUE AND CORRECT COPY OF THE CERTIFICATE

OF AMENDMENT OF "EUROWEB INTERNATIONAL CORP.", FILED IN THIS OFFICE ON THE

ELEVENTH DAY OF MAY, A.D 1999, AT 9 O'CLOCK A.M.

     A FILED COPY OF THIS CERTIFICATE HAS BEEN FORWARDED TO THE KENT COUNTY

RECORDER OF DEEDS.






                                          Edward J. Freel, Secretary of State

2315844 8100                                    AUTHENTICATION:       9738521

991186313                                                  DATE:     05-12-99

STATE OF DELAWARE
SECRETARY OF STATE
DIVISION OF CORPORATIONS
FILED 09:00 AM 05/11/1999
991186313 - 2315844

                          CERTIFICATE OF AMENDMENT

                                     OF

                        CERTIFICATE OF INCORPORATION


Euroweb International Corp., a corporation organized and existing under and by virtue of the General Corporation law of the State of Delaware, DOES HEREBY CERTIFY:

FIRST: That at a meeting of the Board of Directors of Euroweb International Corp., resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed arnendment is as follows:

        RESOLVED, that the Certificate of Incorporation of this corporation be amended by changing the Article thereof numbered FOURTH so that, as amended said Article shall be and read as follows:

             FOURTH: The total number of shares of all classes of stock which the corporation is authorized to issue is twenty five million (25,000,000), consisting of five million (5,000,000) shares of preferred stock, par value onetenth of one cent($.001) per share (the"Preferred Stock"), and twenty million (20,000,000) shares of common stock, par value one-tenth of one cent($.001) per share (the "Comnmon Stock").

             Each issued and outstanding share of Comnmon Stock shall entitle the holder of record thereof to one vote.

             The Preferred Stock may be issued in one or more series as may be determined from time to time by the Board of Directors. All shares of any one series of Preferred Stock will be identical except as to the date of issue and the date from which dividends on shares of the series issued on different dates will cumulate, if cummulative. Authority is hereby expressly granted to the Board of Directors to authorize the issuance of one or more series of Preferred Stock, and to fix by resolution or resolutions providing for the issue of each series powers, the designations, preferences, and relative, participating, optional, redemption, conversion, exchange or other special rights, qualifications, limitations or restrictions of such series, and the number of shares in each series, to the full extent now or hereafter permitted by law.

             The redemption or acquiring by the Company of any shares of its Preferred Stock, shall not be deemed to reduce the authorized number of shares of Preferred stock of the Company. Any shares of the Company's Preferred Stock redeemed, retired, purchased or otherwise acquired (including shares acquired by conversion) shall be canceled and shall assume the status of authorized but unissued Preferred stock in the same manner as if the shares had never been issued as shares of any series of Preferred Stock and be undesignated as to future series.

SECOND: That thereafter, pursuant-to resolution of its Board of Directors, a meeting of the Stockholders of said corporation was duly called and held, upon notice in accordance with section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

FORTH: That the capital of said corporation shall not be reduced under or by reason of said amendment.

IN WITNESS WHEREOF, said Euroweb International Corp., has caused this certificate to be signed by Robert Genova, its President, and Frank R. Cohen, its Secretary, this 1st day of May, 1999.

                                                   EUROWEB INTERNATIONAL CORP.



                                                   By: Robert Genova
                                                       President


                                                   By: Frank R. Cohen
                                                       Secretary

EXHIBIT (kk)

                       SHARE PURCHASE AGREEMENT

                                between

                     SLAVIA CAPITAL, o.c.p., a.s.

                               as Vendor

                                  and

                      EUROWEB INTERNATIONAL CORP.

                             as Purchaser

                SHARE PURCHASE AGREEMENT (THE "AGREEMENT")

MADE ON 2ND JULY, 1999, BY AND BETWEEN THE PARTIES

 1. Slavia Capital, o.c.p., a.s. having its registered office at Heydukova 6, Bratislava, Slovak Republic, registered at the Company Registry of the District Court Bratislava 1, ID No 31 395 554 represented by Mr. Rudolf Cizik (hereinafter the "Vendor")

          and

 2. EuroWeb International Corp., a corporation organised under the laws of State of Delaware, having its registered address at 445 Park Avenue, 15th Floor, New York, NY 10022, USA (hereinafter the "Purchaser")

WHEREAS

the Vendors has agreed to sell certain part of its shares in the company Global Network Services, a.s., identification number: 35 698 446, having its registered address Prazska 27, 811 04 Bratislava, Slovak Republic (the "Company") and the Purchaser has agreed to purchase certain shares in the Company, under the terms and subject to conditions set forth hereinbelow,

NOW IT IS AGREED as follows:

1. INTERPRETATION

"1998 Financial Statements" means the Company's Profit & Loss Statements and Balance Sheet as of 31st December, 1998, reviewed and confirmed by BDO forming an ANNEX 1 to this Agreement;

"Assets" means the assets included in the Closing Financial Statements;

"Closing Financial Statements" means the Company's Profit & Loss Statements and Balance Sheet as of 31st March, 1999 submitted to the Purchaser as of the date hereof certified by the members of the Company's Board of Directors as true, accurate and not misleading;

"Commercial Code"means the Slovak Act No. 513/1991 Coll., as amended from time to time;

"Disclosure Letter" means the letter dated the date of this Agreement from the Vendor addressed to the Purchaser in relation to the Warranties and receipt of which shall be countersigned by the Purchaser;

"Encumbrance" means any pledge, retention right, option, pre-emption right, right of first refusal, restriction, fiduciary assignment or transfer of any right, easement or any third person right or security interest, or any agreement or arrangement that may lead to an obligation to create any of such rights;

"Escrow Agent" means a bank, mutually agreed to by the Vendors and the Purchaser, used for the purpose of financial settlement of the transaction hereunder;

"Intellectual Property Rights" mean any right patents, trademarks, registered designs and applications for any of the foregoing, trade names, copyrights and unregistered or de facto rights of similar nature;

"Liabilities" means the liabilities included in the Closing Financial
Statements;

"Shares A" means each of the Company's 1,000 registered shares having nominal value of SKK 1,000 each (whether existing in form of global or definitive shares);

"Shares B" means each of the Company's registered 3,550 shares having nominal value of SKK 10,000 each, to be issued upon completion of the capital increase which has been decided by the resolution of the Company's general meeting held on 21st June, 1999, (whether existing in form of global or definitive shares);

"Purchase Price" means the amount of US$ 1,200,000.00 to be paid for the Transferred Shares in accordance with Clause 3., subject to adjustments made in accordance with ANNEX 2 hereto;

"Purchase Price Payment Date" means the 3rd business date following the date when all the conditions precedent required in this Agreement for the payment of the cash component of the Purchase Price shall have been satisfied (or wholly or partially waived by the Purchaser in its sole discretion) and the Purchaser shall have issued its written confirmation to that end;

"Transferred Shares" means: (a) 700 of the Company's Shares A and (b) 2,485 of the Company's Shares B;

"Warranties" mean the representations and warranties contained in Clause 5. (Warranties);

1.2   Interpretation

      Unless the context requires otherwise, in this Agreement

      (a) headings are for convenience only and do not affect the interpretation of this Agreement;

      (b) a reference to a person includes any of its successors and permitted assignees;

      (c) any words in the singular shall include the plural and vice versa;

      (d) all references to clauses, sections and annexes shall mean the Clauses, Sections and Annexes of this Agreement.

2.    SALE AND PURCHASE OF SHARES

2.1 The Vendor agrees to sell to the Purchaser and the Purchaser agrees to purchase the Transferred Shares, subject to terms and conditions agreed in this Agreement.

2.2 Within [30] days after the signing this Agreement or within such longer period of time as the Purchaser may accept, the Vendor shall physically deliver the Transferred Shares to the Purchaser, duly endorsed to the order of the Purchaser.

2.3 Upon the delivery of the Transferred Shares to the Purchaser, the full title to the Transferred Shares passes unconditionally onto the Purchaser and the Transferred Shares become the Purchaser's sole and exclusive property.

3.   PURCHASE PRICE

3.1 Subject to satisfaction of conditions precedent to the payment of the Purchase Price to the Vendor, the Purchaser agrees to pay the Vendor the Purchase Price on the Purchase Price Payment Date as follows:

     (a) cash component of the Purchase Price in the aggregate amount of US$ 700,000.00 (sevenhundred thousands american dollars);

     (b) shares component of the Purchase Price in such aggregate number of ordinary shares of the company EuroWeb International Corp., traded at NASDAQ of nominal value US$ 2.00 each, so that their market value as of the Purchase Price Payment Date is US$ 500,000 or (provided that the Purchase Price Payment Date occurs) such later date, when the Vendor obtained a permission from the National Bank of Slovakia to acquire the shares representing the shares component of the Purchase Price;

3.2 The Purchaser undertakes to enter into an escrow agreement with the Escrow Agent (negotiations with the Escrow Agent on such agreement to commence immediately upon the signing of this Agreement) reflecting principles set forth in this Agreement and to pay the cash component of the Purchase Price (set forth in section (a) of Clause 3.1) to the escrow account opened thereunder within 3 (three) business days from the entry into the escrow agreement.

3.3 The Purchase Price is subject to adjustments in accordance with ANNEX 2 hereto, which may be made by the Purchaser on the basis of results of due diligence to be exercised by and/or on behalf of the Purchaser. Any adjustment of the Purchase Price shall apply to its cash component (set forth in section (a) of Clause 3.1) first and should such cash component be adjusted to zero, than to the shares component of the Purchase Price (set forth in section (a) of Clause 3. 1).

3.4 It is the sole responsibility of the Vendor to obtain the permission from the National Bank of Slovakia to acquire the shares representing his part of the shares component of the Purchase Price. If any the Vendor shall fail to obtain the permission from the National Bank of Slovakia to acquire the shares representing his part of the shares component of the Purchase Price within one year since the Purchase Price Payment Date, after having extended its best efforts to obtain it, the Purchaser shall such Vendor pay in lieu of the shares component of the Purchase Price an amount in cash of US$ 500,000.00 (subject to potential adjustments as referred to in Clause 3.3) whereupon the Purchaser's obligations shall have been discharged in full.

4.  CONDITIONS TO THE PAYMENT OF PURCHASE PRICE

4.1 The conditions to the payment of the Purchase Price to be satisfied are as follows:

    (a) a certificate signed by all of the members of the Company's Board of Directors, confirming that all Shares B being fully paid up in cash by the Vendor and lawfully issued by the Company to the Vendor, being delivered to the Purchaser, in form and substance satisfactory to the Purchaser;

    (b) the Transferred Shares being duly transferred to the Purchaser in accordance with Clause 2.;

    (c) the Company's Articles of Association being in form and substance satisfactory to the Purchaser, providing it with (inter alia) right of first refusal in respect of the Company's Shares A and Shares B (other than the Transferred Shares) on the basis of an arms' length valuation of such shares made by a reputable auditing firm acceptable to both the Purchaser and the Vendor;

    (d) management agreements being entered into with persons listed in ANNEX 3 to this Agreement, in form and substance acceptable to the Purchaser;

    (e) the Purchaser appearing duly registered in the Company's list of shareholders as the holder of the Transferred Shares;

    (f) clearance from the Anti-Monopoly Office of the Slovak Republic approving the transaction hereunder without any conditions which are unacceptable to the Purchaser or a decision of the Anti-Monopoly Office of the Slovak Republic concluding that the transaction effected hereunder is not subject to its clearance procedures, unless the Purchaser waives satisfaction of this condition at its sole discretion;

    (g) persons acceptable to the Purchaser being appointed the Company's Board of Directors and the Supervisory Board and registered at the Company Register.

4.2 Subject to terms of the escrow agreement, the Escrow Agent shall release the cash component of the Purchase Price (set forth in section (a) of Clause 3.1), on the Purchase Price Payment Date, and the shares component of the Purchase Price (set forth in section (b) of Clause 3.1), on such later date (provided that the Purchase Price Payment Date occurs), when all Vendors obtained a permission from the National Bank of Slovakia to acquire the shares representing the shares component of the Purchase Price.

4.3 If condition set forth in section (e) of Clause 4.1 is not satisfied because of final and non appealable decision of the Anti-Monopoly Office denying the transaction or introducing unacceptable conditions for the Purchaser, the Purchaser shall have transferred the

    Transferred Shares back to the Vendor within 30 days from the date of its receipt of such decision.

5.  WARRANTIES

5.1 General

(a) The Vendor represents and warrants and undertakes to the Purchaser that each of the Warranties contained in this Agreement is true and accurate in all respects, and not misleading, as of the date of this Agreement.

(b) The Vendor acknowledges that the Purchaser is entering into this Agreement and into any agreements or arrangements in connection herewith, in reliance upon each of the Warranties.

(c) The Warranties shall be qualified by the express reference to those matters only, which fully, clearly and specifically disclosed by the Vendor in the Disclosure Letter and no other information relating to the Company of which the Purchaser may have knowledge shall affect any claim made by the Purchaser for breach of any of the Warranties or reduce any amount recoverable by the Purchaser upon adjustment of the Purchase Price or otherwise or affect any of remedies the Purchaser may take as a consequence of breach of any of the Warranties.

5.2 Specific

Each Vendor represents and warrants to the Purchaser the following

5.2.1 Corporate

(a) The Company is a company duly incorporated and validly existing under Slovak laws and all corporate steps taken since the Company's incorporation (including without limitation any amendments to its corporate documents) have been done validly and legally in accordance with applicable laws.

(b) The Vendor has the legal right and full power and authority to enter into and to exercise its rights and perform his obligations under this Agreement and all the documents referred to in or to be executed in connection with this Agreement.

(c) The Company has the legal right and full power and authority to carry on its business and activities as currently being carried on.

(d) All internal corporate action required by the Company's constitutional or internal documents has been duly taken to enable the Vendor to enter into and to exercise its rights and perform its obligations under this Agreement and all the documents referred to in or to be executed in connection with this Agreement and there is no approval, consent, standpoint or permission required by any authority or any other person, for the Vendor to enter into and to exercise its rights and perform its obligations under this Agreement and all the documents referred to in or to be executed in connection with this Agreement.

(e) The Vendor's title the Transferred Shares is (or, in respect of Shares B, will be as of their delivery to the Purchaser) good and legally perfect and there are (or, in respect of Shares B, will be as of their delivery to the Purchaser) no Encumbrances existing whatsoever (other than potential pre-emption rights under the Company's Articles of Association which have been in each case duly, legally and validly waived by the other Company's shareholders), in respect of the Transferred Shares.

(f) This Agreement constitutes and all the documents referred to in or to be executed in connection with this Agreement will constitute, valid and binding agreements an obligations of the Vendor, enforceable in accordance with their respective terms.

(g) All the Transferred Shares have been (or, in respect of Shares B, will be as of their delivery to the Purchaser), duly and fully paid-up by the Vendor by virtue of cash contributions to the Company's registered share capital.

(h) The Company has no subsidiaries and holds no investment in any other company.

(i) The Company has not agreed or undertook to acquire any shares of or participation interest in any other company.

(j) All claims, rights and receivables of the Vendor towards the Company are fully and unconditionally satisfied as of the date of this Agreement and therefore the Purchaser has unrestricted and unconditional right to freely exercise all rights arising from the Transferred Shares.

5.2.2 Accounts

(a) The 1998 Financial Statements and the Closing Financial Statements have been prepared in accordance with law and on a proper basis in accordance with generally accepted accounting standards as outlined by the regulations of the Ministry of Finance and/or applied in practice by major accounting firms in the Slovak Republic at the time of their preparation, consistently applied.

(b) There are no material Assets owned nor accepted to be acquired and no material Liabilities (whether actual or contingent) assumed nor accepted to be assumed by the Company other than those which are duly recorded in the Closing Financial Statements.

(c) Since 315' December, 1998, the Company's business and activities have been carried on in the ordinary and usual course without interruption, there has been no adverse change in the financial or trading position or prospects of the Company.

(d) The Company did not give nor offered to give any guarantee or any other security in respect of any third person liabilities of any nature whatsoever.

(e) The Company is not late in payment to any of its creditors any amount in excess of SKK 100,000 for period longer than 30 days after the maturity date.

5.2.3 Taxation

(a) The Company submitted to the tax authorities all tax returns and tax statements in accordance with relevant tax and accounting regulations and to the Vendor's best knowledge all such tax returns and tax statements are true, accurate and complete.

(b) The Company duly and timely paid all taxes and other payments due to state related entities which they have become liable to pay and the Company is not under any liability to pay any penalty, charge, incrementals on taxes or any other payment obligations of similar nature in connection with any tax in total ammount not in excess of SKK 400 000,

5.2.4 Assets

(a) All the Assets are owned exclusively by the Company and have been acquired legally and in accordance with laws of the Slovak Republic.

(b) The Company did not create any Encumbrance over any of the Assets nor allowed any Encumbrances to be created by operation of law or otherwise in respect of the Assets as of the date of this Agreement.

(c) There are available to the Assets such services (including, without limitation electricity, heating, gas and water supplies, sewerage and telecommunication lines) as are necessary for the use of any of the Assets and carrying out the business of the Company as is now conducted and no limitations restrict the Companyis use of the Assets and carrying its business .

(d) There are no lease agreements entered into in respect of any Assets leasing the Assets or any part thereof to any third party. The Company pays the rent under the lease agreements under which it is leasing any assets used in connection with carrying on its business and all such lease agreements are properly reflected in the 1998 Financial Statements and in the Closing Financial Statements.

5.2.5 Intellectual Property Rights

(a) The Company does not infringe any third person Intellectual Property Rights and there is not and has not been any dispute,action or claim made or initiated or threatening by any third person inrelation thereto.

5.2.6 Environmental Matters

(a) The Company has obtained and maintains in full force and is in compliance with the terms of, all environmental permits which it may need for carrying on its business, if any) and is in full compliance with all environmental legislation and labour safety legislation.

(b) Neither the operation of the business of the Company nor use of any of the Assets involves either the use of, or discharge into the environment of, or contains any dangerous, hazardous or toxic substance or any substance which may be prohibited by any environmental legislation.

(c) The Company has never been under any liability to pay any penalty, charge, or fines in connection with the environment, labour safety or legislation related thereto.

5.2.7 Commercial Arrangements

(a) The Company is not a party to or has any liability under any material long term or unusual agreement, arrangement or transaction, including without limitation:

      (i) any arrangement or agreement entered into otherwise than in the ordinary and usual course of business or with the Vendor, other Company's shareholders, members of the Board of Directors and the Supervisory Board, employees or their immediate families;

     (ii) any arrangement or agreement, which would make the Company liable to do something or to abstain from doing something, without their right to terminate such arrangement or agreement when reasonably unsatisfied under any such arrangement or agreement, or any arrangement or agreement termination of which would lead to a liability to pay penalties or compensations of lost profits or any other compensation claim;

     (iii) any arrangement or agreement which restricts the freedom of the Company to carry on the whole or any part of their ordinary course of business as presently carried on, or to use any Asset;

     (iv) any arrangement or agreement which cannot be fulfilled or performed by the Company, or which can be fulfilled or performed only with unusual expenditure of money or effort.

(b) Save for any warranty implied by mandatory provisions of law or standard terms of business, no representation or warranty has been made by the Company in respect of any goods or services supplied.

5.2.8 Licences

(a) The Company has obtained all licences, permits or authorisations required for the proper carrying on of its business as presently carried on and all such licences, permits or authorisations are valid and in full force.

(b) The Company is not in breach of any licences, permits or authorisations required for the proper carrying on of its business. The Company has taken all actions desirable or necessary for maintaining all its licences, permits or authorisations, as may be required under applicable legislation and there is no threat of any revocation of any of existing licences, permits or authorisations.

5.2.9 Competition

(a) The Company has not received any communication from the Slovak Anti-monopoly Office relating in any respect to the business of the Company.

(b) The Company is not in dominant position in any relevant market in the meaning of the Competition Protection Act No. l 88/1994 Coll.

(c) The Company is not a party to any agreement or arrangement, that could be interpreted as unfair trade practice or prohibited due to its restrictive nature or any other conflict with competition protection legislation.

5.2.10 Litigation

(a) The Company is not involved in any civil, commercial, labour or other litigation proceedings pending before any court (whether in the Slovak Republic or elsewhere) or arbitration (whether regular or ad hoc and whether in the Slovak Republic or elsewhere), whereby the claimed amount against it would be higher than O SKK or its equivalent in other currencies, or whereby such proceedings may be otherwise material in respect of the Company's corporate existence or carrying on its business or its financial position.

5.2.11 Execution Effects

The execution and performance of this Agreement and other documents and transactions contemplated in connection therewith will not:

(a) result in the Company losing the benefit of any Asset, licence, right, legal relation or privilege which it presently enjoys or relieve any person from any obligation to the Company, or

(b) conflict with, or result in breach of, or institute any event of default or potential event of default under any agreement or arrangement to which the Company is a party.

6.     UNDERTAKINGS

6.1 The Vendor hereby undertakes to procure that, after the signing of this Agreement and before the Purchase Price Payment Date, the Company shall not, without the prior written approval of the Purchaser:

       (a) borrow, lend, or grant the guarantee of whatever nature, or undertake to borrow, lend or grant the guarantee of whatever nature, or otherwise bind financially the Company, if the aggregate amount of such new obligations shall exceed SKK 400,000;

       (b) transfer, sell, dispose or create any Encumbrance in respect of any of the Assets or assets acquired after the date of this Agreement;

       (c) create new working positions or employ new persons, change the present organisational structure of employees, or amend the present labour agreements;

        (d) negotiate, directly or indirectly, or look for an opportunity, or respond to any proposal of, merger, takeover, joint venture or any other similar form of partnership with any third person; any such approach to the Company by any third party shall be immediately announced to the Purchaser,

       (e) adopt any decision on issue of any new shares.

6.2 The Vendor shall be personally liable and responsible for consequences of any action taken by the Company referred to in Clause 6.1 without the prior written approval of the Purchaser, and agrees to compensate the Purchaser upon first demand for any damage, loss, costs and expenses incurred by it or the Company by taking such an action.

6.3 The Vendor undertakes not to negotiate, directly or indirectly, or look for an opportunity, or respond to any proposal of, merger, takeover, joint venture or any other similar form of partnership with any third person in respect of the Company.

6.4 The Vendor undertakes not to enter into any arrangement in respect of the ownership, control, management of an Internet Services Provider in the Slovak Republic for a period of three years from the date of this Agreement without the approval of the Purchaser.

7.     NOTICES

All communication between the parties in under or in connection with this Agreement shall be in writing and all notices shall be sent to:

(i)    if for the Vendor:

       Slavia Capital, o.c.p., a.s.
       Heydukova 6
       SK-814 99 Bratislava

       fax: +421 7 593 171 19
       attention: Mr. Rudolf Cizik, Mr. Stanislav Stowasser
       e-mail: rcizik@.slavia.sk, sstowasser@sknet.com

(ii)   if for the Purchaser:

       EuroWeb International Corp.
       445 Park Avenue, 15th Floor
       New York, NY 10022
       USA

       fax: +36 1 22 44 100
       attention: Mr. Csaba Toro

or to any such address, telex, or telefax which may be specified by the relevant addressee for such purpose in a written notice.

8.    CONFIDENTIALITY

The parties agree that each information disclosed by each to the other under or in connection with this Agreement (the "Confidential Information") shall be treated so that each party shall:

(a) not disclose any Confidential Information to any third party other than that party's directors, officers, representatives, advisors or agents who need to know such information for the purposes of this Agreement;

(b) examine and use the Confidential Information only for the purposes of this Agreement and in connection herewith;

(c) ensure that a standard of strict confidentiality shall apply also to the persons mentioned din (a) above.

Notwithstanding the foregoing:

(i) each part shall be entitled to disclose any Confidential Information if required by law or decision of court or other sate or state related authority, provided that it shall inform the other party on the scope of and form of such disclosure;

(ii) n information shall be the Confidential Information, if it (1) has been obtained on a nonconfidential basis from other party or other source; (2) is in public domain otherwise than as a result of breach of confidentiality undertakings under this Agreement.

9.    FINAL PROVISIONS

9.1   This Agreement shall be governed by Slovak law

9.2 The parties hereby agreed that they will submit any dispute not settled amicable way, to the jurisdiction of Slovak courts.

9.3   This Agreement has been made and executed in English language.

9.4 Any modification of this Agreement shall be made in writing and must be accepted by all parties.

9.5 If any provision of this Agreement shall be determined to be invalid, illegal or unenforceable in any jurisdiction, the validity and enforceability of the remaining provisions shall not in any way be affected thereby in such jurisdiction, nor the Agreement as a whole in any other jurisdiction.

9.6 This Agreement has been made in 2 counterparts, one original for each of the parties.

ANNEXES

ANNEX I    1998 Financial Statements
ANNEX 2    Purchase Price Adjustment Principles
ANNEX 3    Management

                              ANNEX 1

                     1998 Financial Statements

Name:
                Balance Sheet (Assets - Liabilities )

                Year: 1998           Month: December

                                                                                                          Date: 25.06.1999



                                                                               Current period                 Last period
Name:      Text of the form:                            Row:      Brutto:      Correction:         Netto:          Netto:
           TOTAL ASSETS                                  1     27 480 729.00    4 898 968.00   22 581 761.00  20 447 308.00
A.         Receivables for subscriptions
           for own equity  capital                       2              0.00            0.00            0.00           0.00
B.         FIXED ASSETS                                  3     13 380 504.00    3 898 968.00    9 481 536.00   5 685 843.00
B.I.       INTANGIBLE FIXED ASSETS                       4      5 575 014.00      344 915.00    5 230 099.00     464 073.00
B.I.1.     Incorporation expenses                        5         23 030.00       12 960.00       10 070.00      15 830.00
B.I.2.     Research and development                      6              0.00            0.00            0.00           0.00
B.I.3.     Software                                      7        628 228.00      331 955.00      296 273.00     395 915.00
B.I.4.     Valuable rights                               8              0.00            0.00            0.00           0.00
B.I.5.     Other intangible fixed assets                 9              0.00            0.00            0.00           0.00
B.I.6.     Acquisition of intangible fixed assets       10      4 923 756.00            0.00    4 923 756.00      52 328.00
B.I.7.     Advance payments for intangible fixed assets 11              0.00            0.00            0.00           0.00
B.II.      TANGIBLE FIXED ASSETS                        12      7 805 490.00    3 554 053.00    4 251 437.00   5 221 770.00
B.II.1.    Land                                         13              0.00            0.00            0.00           0.00
B.II.2.    Buildings, halls and structures              14              0.00            0.00            0.00           0.00
B.II.3.    Machines, tools, equipment, transportation   15      7 672 455.00    3 554 053.00    4 118 402.00   4 874 770.00
           means, furniture and of fice equipment
B.II.4.    Perrenial crops                              16              0.00            0.00            0.00           0.00
B.II.5.    Breeding & draught animals                   17              0.00            0.00            0.00           0.00
B.II.6.    Other tangible fixed assets                  18              0.00            0.00            0.00           0.00
B.II.7.    Acquisition of tangible fixed assets         19              0.00            0.00            0.00     347 000.00
B.II.8.    Advance payments for tangible fixed assets   20        133 035.00            0.00      133 035.00           0.00
B.II.9.    Adjustments to acquired assets               21              0.00            0.00            0.00           0.00
B.II.1.    FINANCIAL INVESTMENTS                        22              0.00            0.00            0.00           0.00
B.III.1.   Shares & ownership interests with control    23              0.00            0.00            0.00           0.00
           influence in enterprises
B.III.2.   Shares & ownership interests with            24              0.00            0.00            0.00           0.00
           substantial influence in enterprises
B.III.3.   Other securities and ownership interests     25              0.00            0.00            0.00           0.00
B.III.4.   Intercompany loans                           26              0.00            0.00            0.00           0.00
B.III.5.   Other financial investments                  27              0.00            0.00            0.00           0.00
C.         VARIABLE ASSETS                              28     12 548 878.00    1 000 000.00   11 548 878.00  12 470 834.00
C.I.       INVENTORY                                    29      2 371 017.00            0.00    2 371 017.00   1 351 678.00
C.I.l.     Material                                     30      2 130 000.00            0.00    2 130 000.00   1 340 116.00
C.I.2.     Work-in-progress                             31              0.00            0.00            0.00           0.00
C.I.3.     Finished goods                               32              0.00            0.00            0.00           0.00
C.I.4.     Animals                                      33              0.00            0.00            0.00           0.00
C.I.5.     Merchandise                                  34        241 017.00            0.00      241 017.00      11 562.00
C.I.6.     Advance payments for inventory               35              0.00            0.00            0.00           0.00
C.II.      LONG-TERM RECEIVABLES                        36              0.00            0.00            0.00           0.00
C.II.1.    Customers                                    37              0.00            0.00            0.00           0.00
C.II.2.    Receivables from partners and participants
           in an association                            38              0.00            0.00            0.00           0.00
C.II.3     Receivables in companies with control        39              0.00            0.00            0.00
           influence
C.II.4     Receivables in companieswith substantial     40              0.00            0.00            0.00
           influence
C.II.5.    Other receivables                            41              0.00            0.00            0.00           0.00
C.III.     SHORT-TERM RECEIVABLES                       42      9 399 861.00    1 000 000.00    8 399 861.00   9 958 160.00
C.III.1.   Customers                                    43      7 651 213.00    1 000 000.00    6 651 213.00   9 633 011.00
C.III.2.   Receivables from partners and participantsn  44              0.00            0.00            0.00           0.00
           in an association
C.III.3.   Due from social security institutions        45              0.00            0.00            0.00           0.00
C.III.4.   Receivable taxes & subsidies                 46        402 091.00            0.00      402 091.00       5 887.00
C.III.5.   Deferred taxes & subsidies                   47              0.00            0.00            0.00           0.00

                                                                                                                    Page: 1



                                                                               Current period                     Last period
Name:      Text of the form:                            Row:      Brutto:      Correction:         Netto:          Netto:

C.III.6.   Receivables in companies with control        48              0.00            0.00            0.00           0.00
           influence
C.III.7.   Receivables in companies with substantial    49              0.00            0.00            0.00           0.00
           influence
C.III.8.   Other receivables                            50      1 346 557.00            0.00    1 346 557.00     319 262.00
C.IV.      FINANCIAL ASSETS                             51        778 000.00            0.00      778 000.00   1 160 996.00
C.IV.1     Cash                                         52         46 894.00            0.00       46 894.00           0.00
C.IV.2.    Bank accounts                                53        731 106.00            0.00      731 106.00   1 160 996.00
C.IV.3.    Shon-term financial assets                   54              0.00            0.00            0.00           0.00
D.         TEMPORARY ACCOUNTS OF ASSETS                 55      1 551 347.00            0.00    1 551 347.00   2 290 631.00
D.I.       TEMPORARY ACCOUNTS OF ASSETS                 56      1 551 347.00            0.00    1 551 347.00   2 290 631.00
D.I.1.     Deferred expenses                            57      1 529 413.00            0.00    1 529 413.00   2 285 484.00
D.I.2.     Accrued revenues                             58              0.00            0.00            0.00           0.00
D.I.3.     Foreign currency exchange rate losses        59         21 934.00            0.00       21 934.00       5 147.00
D.II.      Estimated receivables                        60              0.00            0.00            0.00           0.00
           TOTAL LIABILITIES                            61     22 581 761.00            0.00   22 581 761.00  20 447 308.00
A.         EQUITY                                       62    -28 794 409.00            0.00  -28 794 409 00 -13 627 676.00
A.I.       REGISTERED CAPITAL                           63      1 000 000.00            0.00    1 000 000.00   1 000 000.00
A.I.1.     Registered capital                           64      1 000 000.00            0.00    1 000 000.00   1 000 000.00
A.I.2.     Own shares                                   65              0.00            0.00            0.00           0.00
A.II.      CAPITAL FUNDS                                66              0.00            0.00            0.00           0.00
A.ll.1     Share premium                                67              0.00            0.00            0.00           0.00
A.II.2.    Othercapital funds                           68              0.00            0.00            0.00           0.00
A.II.3.    Gains or losses from revaluation of assets   69              0.00            0.00            0.00           0.00
A.II.4.    Gains or losses from investments             70              0.00            0.00            0.00           0.00
A.III.     FUNDS CREATED FROM NET PROFIT                71        100 000.00            0.00      100 000.00     100 000.00
A.III.1.   Legalreservefund                             72        100 000.00            0.00      100 000.00     100 000.00
A.III.2.   Indivisible fund                             73              0.00            0.00            0.00           0.00
A.III.3.   Statutory and other funds                    74              0.00            0.00            0.00           0.00
A.IV.      NET PROFIT (LOSS) FROM PREVIOUS              75    -15 517 643.00            0.00  -15 517 643.00  -4 355 581.00
           YEARS
A.IV.1     Retained earnigs from previous years         76              0.00            0.00            0.00           0.00
A.IV.2     Accumulated losses from previous years       77    -15 517 643.00            0.00  -15 517 643.00  -4 355 581.00
A.V.       Net profit (loss) from current year          78    -14 376 766.00            0.00  -14 376 766.00 -10 372 095.00
B.         FOREIGN CAPITAL                              79     46 325 812.00            0.00   46 325 812.00  29 346 997.00
B.I.       RESERVES                                     80         21 934.00            0.00       21 934.00       5 147.00
B.I.1.     Legal reserves                               81              0.00            0.00            0.00           0.00
B.I.2.     Reserves for foreign exchange losses         82         21 934.00            0.00       21 934.00       5 147.00
B.I.3.     Other reserves                               83              0.00            0.00            0.00           0.00
B.II.      LONG-TERM PAYABLES                           84      1 267 801.00            0.00    1 267 801.00   1 080 352.00
B.II.1.    Payables in companies with control influence 85              0.00            0.00            0.00           0.00
B.II.2.    Payables in companies with substantial       86              0.00            0.00            0.00           0.00
           influence
B.II.3.    Long-term advances receive                   87              0.00            0.00            0.00           0.00
B.II.4.    Bonds issued                                 88              0.00            0.00            0.00           0.00
B.II.5.    Long-term bills of exchange to be paid       89              0.00            0.00            0.00           0.00
B.II.6.    Other long-term payables                     90      1 267 801.00            0.00    1 267 801.00   1 080 352.00
B.III.     SHORT-TERM PAYABLES                          91     45 036 077.00            0.00   45 036 077.00  28 261 498.00
B.III.1.   Payables                                     92     39 471 102.00            0.00   39 471 102.00  26 074 436.00
B.III.2.   Payablesto partners and participants in an   93              0.00            0.00            0.00           0.00
           association
B.III.3.   Payables to employees                        94      1 492 469.00            0.00    1 492 469.00     444 426.00
B.III.4.   Due to social security institutions          95      3 986 773.00            0.00    3 986 773.00     711 917.00
B.III.5    Payable taxes & subsidies                    96              0.00            0.00            0.00           0.00
B.III.6    Deferred taxes - liabiiity                   97              0.00            0.00            0.00           0.00
B.III.7    Payables in companies with control influence 98              0.00            0.00            0.00           0.00
B.III.8    Payables in companies with substantial       99              0.00            0.00            0.00           0.00
           influence
B.III.9.   Other payables                              100         85 733.00            0.00       85 733.00      30 719.00
B.IV.      BANK LOANS AND BONDS                        101              0.00            0.00            0.00           0.00
B.IV.1.    Long-term bank loans                        102              0.00            0.00            0.00           0.00
B.IV.2.    Current bank loans                          103              0.00            0.00            0.00           0.00
B.IV.3     Short-term bonds                            104              0.00            0.00            0.00           0.00
C.         TEMPORARY ACCOUNTS OF                       105      5 050 358.00            0.00    5 050 358.00   4 727 987.00
           LIABILITIES



                                                                                                     Page: 2


Name:
                         Profit and Loss Statement

                        Year: 1998    Month: Close year

                                                                Date: 25.06.1999

Name:  Text of the form:                             Row: Current period    Last period
I.     Revenues from merchandise                       1       0.00        1 069 144.00
A.     Expenses for sold merchandise                   2       0.00          959 257.00
+      PROFIT FROM MERCHANDISE                         3       0.00          109 887.00
II.    PRODUCTION                                      4       0.00       28 662 938.00
II.1.  Revenues from own products and services         5       0.00       23 739 062.00
II.2.  Change in inventory                             6       0.00                0.00
II.3.  Capitalization                                  7       0.00        4 923 876.00
B.     CONSUMED PURCHASES AND SERVICES                 8       0.00       21 094 821.00
B.1.   Material & energy consumption                   9       0.00          619 350.00
B.2.   Services                                       10       0.00       20 475 471.00
+      ADDED VALUE                                    11       0.00        7 678 004.00
C.     PERSONNEL EXPENSES                             12       0.00        8 267 099.00
C.1.   Wages and salaries                             13       0.00        5 995 786.00
C.2.   Remuneration of board members                  14       0.00                0.00
C.3.   Sociai insurance expenses                      15       0.00        2 048 546.00
C.4.   Social security expenses                       16       0.00          222 767.00
D.     Taxes and fees                                 17       0.00           20 255.00
E.     Depreciation expense of intangible
       and tangible fixed assets                      18       0.00        2 048 869.00
III.   Revenues from sales of fixed assets
       and materials                                  19       0.00           14 634.00
F.     Net book value of fixed assets and
       materials sold                                 20       0.00           22 544.00
IV.    Accounting for reserves to operating
       revenues                                       21       0.00                0.00
G.     Additions the reserves to operating expenses   22       0.00                0.00
V.     Accounting for depreciation and provisions
       to operating revenues                          23       0.00                0.00
H.     Accounting the depreciation and provisions
       to operating expenses                          24       0.00        1 000 000.00
VI.    Other operating revenues                       25       0.00          548 954.00
I.     Other operating expenses                       26       0.00        6 883 887.00
VII.   Transfer of operating revenues                 27       0.00                0.00
J.     Transfer of operating expenses                 28       0.00                0.00
*      OPERATING NET PROFIT (LOSS)                    29       0.00      -10 001 062.00
VIII.  Revenues from sales of shares and ownership    30       0.00                0.00
K.     Shares and ownership interest sold             31       0.00                0.00
IX.    NET PROFIT (LOSS) FROM FINANCIAL INVESTMENTS   32       0.00                0.00
IX.1.  Revenues from shares and ownerships from
       related companies                              33       0.00                0.00
IX.2.  Revenues from other shares and ownerships      34       0.00                0.00
IX.3.  Revenues from otherfinancial investments       35       0.00                0.00
X.     Revenues from short-term financial assets      36       0.00                0.00
XI.    Accounting for reserves to financial revenues  37       0.00            5 147.00
L.     Addition the reserves to financial expenses    38       0.00           21 934.00
XII.   Accounting for provisions to financial revenues39       0.00                0.00
M.     Addition the provisions to financial expenses  40       0.00                0.00
XIII.  Interest revenues                              41       0.00           37 624.00
N.     Interest expenses                              42       0.00        4 681 301.00
XIV.   Other financial revenues                       43       0.00            9 070.00
O.     Other financial expenses                       44       0.00          192 688.00
XV.    Transfer of financial revenues                 45       0.00                0.00
P.     Transfer of financial expenses                 46       0.00                0.00
*      NET PROFIT (LOSS) FROM FINANCIAL TRANSACTIONS  47       0.00       -4 844 082.00
R.     INCOME TAX FROM ORDINARY ACTIVITIES            48       0.00                0.00
R.1.    -payable                                      49       0.00                0.00
R.2.    -deferred                                     50       0.00                0.00
       INCOME TAX FROM ORDINARY ACTIVITIES            51       0.00                0.00
**     NET PROFIT (LOSS) FROM ORDINARY ACTIVITIES     52       0.00      -14 845 144.00
XVI.   Extraordinary revenues                         53       0.00          812 886.00
S.     Extraordinary expenses                         54       0.00          344 511.00
T.     INCOME TAX FROM EXTRAORDINARY ACTIVITIES       55       0.00                0.00
T.1.    -payable                                      56       0.00                0.00
T.2.    -deferred                                     57       0.00                0.00

                                                                                Page: 1


Name:  Text of the form:                             Row: Current period    Last period

*      NET PROFIT FROM EXTRAORDINARY ACTIVITIES        58      0.00          468 375.00
U.     Transfer of profit or loss to partners          59      0.00                0.00
***    NET PROFIT (LOSS) FOR CURRENT PERIOD            60      0.00      -14 376 769.00






                                                                                 Page: 2


                                 ANNEX 2

                   Purchase Price Adjustment Principles


(a) The Purchase Price shall be reduced by the amount equal to an aggregate of (a) amount of loss (if any) shown in the Closing Financial Statements, and
(b) amount of the Company's due but unpaid receivables as of the date of Closing Financial Statements.

(b) The Purchase Price shall be reduced by the amount equal to an aggregate amount of the Company's debt [other than regular commercial payables before their maturity] as of the date of the Closing Financial Statements.

                                 ANNEX 3

                                 Management

Stanislav Stowasser

IN WITNESS WHEREOF, the parties have signed the Agreement.

Dated  7/2/99                                 Dated  7/2/99



Slavia Capital, oc.p., a.s.                   EuroWeb International Corp.



Name :
Title:

EXHIBIT (ll)

             CONTRACT

  ON TRANSFER OF INTEREST SHARES
               PARTS
 MADE BY AND BETWEEN THE PARTIES:

          Peter Babinec,

           Peter Krajci,

           Karol Tesai,

          Gejza Buchler,

         Fridrich Gorner,

           Juraj Kabat,

           Peter Pronay,

          Vojtech Kovacs,

            Ivan Lescak

            As Sellers

                And

 EuroWeb International Corporation

           As Purchaser

                           CONTRACT

             ON TRANSFER OF INTEREST SHARES PARTS

                       (THE "CONTRACT")

MADE BY AND BETWEEN THE PARTIES

1. Peter Babinec, birth number: 500804/222, residing at Smolenicka 8, 85101 Bratislava, marital status: married,
2. Peter Krajci, birth number: 560807/7343, residing at Bagarova 3, 84101 Bratislava, marital status: married,
3. Karol Tesai', birth number: 550426/6790, residing at Zavodnikova 8/A, 83103 Bratislava, maritai status: married
4. Gejza Buchler, birth number.: 500227/256, residing at Guothova 15, 83101 Bratislava, marital status: married,
5. Fridrich Gorner, birth number: 531115/080, residing at Budatinska 47, 85103 Bratislava marital status: married,
6.  Juraj Kabat, birth number: 610815/6406,
         residing at Adamiho 6, 84105 Bratislava, marital status: single,
7. Peter Pronay, birth number: 511209/119, residing at Partizanska 27, 90021 Svaty Jur, marital status: married,
8. Vojtech Kovacs, birth number: 610124/6140, residing at Tomankova 2, 84105 Bratislava, marital status: married,
9.  Ivan Lescak, birth number: 680307/6786,
         residing at Ladzianskeho 10, 83101 Bratislava, marital status: singie,

          (hereinafter the "Sellers"); and

1. EuroWeb International Corp., a corporation organised under the laws of Delaware, USA, having its registered office at 445 Park Avenue, 15th Floor, New York, NY 10022, USA (hereinafter the "Purchaser")

WHEREAS

each of the Sellers has agreed to sell all parts of his interest shares in the company EUnet Slovakia s r.o., identification number: 00 588 458, having its registered office at MFF UK, Mlynska dolina, 842 15 Bratislava, Slovak Republic and its principal place of business at the address Kutlikova 17, 850 00 Bratislava, Slovak Republic (the "Company") and the Purchaser has agreed to purchase all parts of the Sellers' interest shares in the Company under the terms and conditions set forth hereinafter,

NOW, IT IS AGREED as follows

1.  INTERPRETATION

1.1 Definitions

The terms used in this Contract shall have the following meanings

"1998 Financial Statements" means the Company's Balance Sheet and Profit & Loss Statement as of 31st December, 1998, audited and confirmed by the Company
BDO - SK, s r.o.

"Assets" means the assets included in the Closing Financial Statements

"Closing Financial Statements" means the audited Company's Profit & Loss Statements and Balance Sheet as of 30th April, 1999;

"Commercial Code" means the Slovak Law No. 513/1991 Zb., as later amended

"lnformation Letter" means the letter dated as of the date of signing this Contract from the Sellers, signed specifically by the Company's executive managers (in the event that they are at the same time Sellers, also in their capacity of the Company's executive managers) addressed to the Purchaser in relation to the Warranties and receipt of which shall be countersigned by the Purchaser;

"Encumbrance" means any pledge, retention right, option, pre-emption right, right of first refusal, restriction, fiduciary assignment or transfer of any right, easement or any third person's right or security interest, or any agreement or arrangement that may result in an obligation to establish any of the above rights;

"Intellectual Property Rights" mean any right patents, trademarks, registered designs and applications for any of the foregoing, trade names, copyrights and unregistered or de facto rights of similar nature;

"Liabilities" mean the liabilities included in the Closing Financial Statements;

" Interest Share" has the meaning given to it in Section 114 of the Commercial Code,

"Purchase Price" means the amount of US$ 800,000.00 to be paid for the Transferred Interest Shares Parts in accordance with Clause 3.;

"Close Relatives" mean own brothers and sisters, parents and full-aged children of a person to whom this denomination appiles.

"Purchase Price Payment Date" means the 5th business date following after the date when the last of the parties signed this Contract.

"Transferred Interest Shares Parts" means each and all of the parts of the Sellers interest shares specified as transferred parts in ANNEX 1 to this Contract;

"Warranties" mean the representations and warranties contained in Clause 5. (Warranties );

1.2   Interpretation

Uniess the context requires otherwise, in this Contract

(a) headings are for convenience only and do not affect the interpretation of this Contract;

(b) a reference to a person includes any of its successors and permitted assignees;

(c) any words in singular shall include plural and vice versa;

(d) all references to clauses, sections and annexes shall mean the Clauses, Sections and Annexes of this Contract.

2. TRANSFER OF THE TRANSFERRED INTEREST SHARES PARTS

2.1 The Sellers hold jointly all the interest shares in the Company as it was evidenced during the Company's General Meeting held on 14th July, 1999.
    The General Meeting of the Company approved the transfer of all transferred interest shares parts from the Sellers to the Purchaser. Each of the Sellers hereby sells and transfers his respective Transferred Interest Shares Part to the Purchaser according to the ANNEX 1 of this Contract.

2.2 The Purchaser hereby purchases the Transferred Interest Shares Parts from each of the Sellers and he acquires the Transferred Interest Shares Parts, relying on the Warranties and the Information Letter.

2.3 The Purchaser hereby acknowledges that he accepts the Memorandum of Association of the Company.

3. PURCHASE PRICE

   Purchaser shall pay the Sellers the Purchase Price as follows

   (a) cash component of the Purchase Price in the aggregate amount of US$ 400,000.00 (fourhundredthousand American Dollars) to be distributed to the Sellers' bank accounts in accordance with ANNEX 1 to this Contract on the Purchase Price Payment Date;

   (b) a share component of the Purchase Price in aggregate number corresponding to the amount of 400,000.00 USD (fourhundredthousand American Dollars) of the ordinary shares of the Company EuroWeb International Corp., negotiated at the NASDAQ market, in the nominal value equal to the closing rate of such shares on the day of signing this Contract by the last Party. Such share component shall be distributed among the Sellers in accordance with ANNEX 1 hereto on the Purchase Price
       Payment Date or gradually on such later dates, when all individual Sellers obtain a permission from the National Bank of Slovakia to acquire the shares representing the shares component of the Purchase Price in foreign currency;

3.2 It is the sole responsibility of each of the Sellers to obtain the permission from the National Bank of Slovakia to acquire the shares representing his part of the share component of th~e Purchase Price. In the event that any of the Sellers fails to obtains a decision of the National Bank of Slovakia refusing the application for acquiring shares, the Purchaser shail pay the Seller the amount equal to the share component of the of the Purchase Price. In the event that any of the Sellers obtains no decision within one year of the Purchase Price Payment Date, in spite of having taken his best efforts to obtain it, the Purchaser shall pay such Seiler the amount equal to the share component of the purchase price.

4.    LIABILITIES

4.1 The Sellers undertake jointly and severally in favour of the Purchaserr the following:

      (a) (in case of the Sellers who are either married or divorced without final property settlement), to deliver to the Purchaser confirmations in the form attached as ANNEX No. 2 hereto from their respective spouses within 20 working days of signing this Contract,

      (b) within 30 working days of signing this Contract, to deliver a letter of undertaking from each of their close relatives older than 18 years with permanent residence in the Slovak Republic to abstain from joining the business or being employed in the management position by a company whose 10 % or more revenues originate from a business of

          "Internet Provider" (other than the Company) for the period of three years of signing this Contract, unless they get a written permission from Euroweb International Corp. for such activity.;

      (c) to provide for a confirmation from the Ministry of Transport, Posts and Telecommunications of the Slovak Republic that it has been informed about the transaction under this Contract;

      (d) upon request of the Purchaser, to give the Purchaser all necessary assistance in approving the transaction by the Anti-Monopoly Office of the Slovak without any conditions which would be unacceptable for the Purchaser or in issuing a decision by the Anti-Monopoly Office of the Slovak Republic saying that the transactions hereunder are not subject to supervision of any authorities.

4.2    In the event that:

    a) the Sellers fail to fulfil their obligations according to sections (a) and (b) of Article 4.1, or

    b) the Anti-Monopoly Offfice of the Slovak Republic issues a decision refusing the transaction or specifying conditions which are unacceptable to the Purchaserr,

the Purchaser will have the right to terminate this Contract by a written notice delivered to each of the Sellers effective on delivery of the notice to the last of the Sellers whereby the Sellers undertake to pay to the Purchaser all components of the purchase price received before the notice becomes effective and the Purchaser undertakes to bring the Company's assets to the original state.

5. WARRANTIES

5.1 General

   (a) Each Seller represents, warrants and undertakes to the Purchaser that each of the Warranties contained in this Contract is true and accurate in all respects, and not misleading as of the date of this Contract.

   (b) Each Seller acknowledges that the Purchaser is entering into this Contract and into any agreements or arrangements in connection herewith in reiiance upon each of the Warranties.

5. 2 Specific

5.2.1 Corporate

(a) The Company is a company duly incorporated and validly existing under Slovak laws and all basic corporate acts taken since the Company's incorporation (including, but not limited to any amendments of its corporate documents) have been done validly and legally in accordance with applicable laws;

(b) Each Seller has the legal right and full power and authority to enter into this Contract, to exercise his rights and perform his obligations under this Contract or any documents referred to herein or to be executed in connection herewith;

(c) The Company has the legal right and full power and authority to carry on its business and activities as currently being carried on;

(d) All internal corporate actions required by the Company's constitutional or internal documents have been duly taken to enable each Seller to enter into this Contract and to exercise his rights and to perform his obligations under this Contract or any documents referred to herein or to be executed in connection herewith and there is no approval, consent, standpoint or permission required by any authority or any other person for each Seller to enter into this Contract and to exercise his rights and perform his obligations under this Contract or any documents referred to herein or to be executed in connection herewith;

(e) Each Seller's title to his respective part in the Transferred Interest Shares Parts is good and legally perfect and there are no encumbrances existing whatsoever (other than pre-emption rights under the Memorandum of Association which has been in each case duly, legally and validly waived) in respect of the Transferred Interest Shares Parts;

(f) This Contract and all the documents referred to herein or to be executed in connection herewith will constitute valid and binding agreements and obligations of each Seller, enforceable in accordance with their respective terms and conditions;

(g) All capital contributions to the Company have been duly and fully paid-up by the Sellers;

(h) The Company has no subsidiaries and holds no investment in any other company.

(i) The Company has not agreed or undertaken to acquire any shares or interests in any other company;

(j) All claims, rights and receivables of each Seller towards the Company are fully and unconditionally satisfied as of the date of this Contract and therefore the Purchaser has unrestricted and unconditional right freely to exercise all rights arising from the Transferred Interest Shares Parts.

5.2.2 Accounts

(a) The 1998 Financial Statements and the Closing Financial Statements have been prepared in accordance with law and on a proper basis in accordance with generaily accepted accounting standards as outlined by the regulations of the Ministry of Finance and/or applied in practice by major accounting firms in the Slovak Republic at the time of their preparation, consistently applied.

(b) Exceptas duly shown in the Closing Financial Statements, no material Assets were acquired or approved to be acquired, or received and no material Liabilities (whether actual or contingent) were assumed or approved to be assumed by the Company;

(c) Since 315t December, 1998, the Company's business and activities have been carried on in the ordinary and usual course without interruption, there has been no adverse change in the financial or trading position or prospects of the Company.

(d) The Company did not give nor offered to give any guarantee or any other security in respect of any third person's liabilities of any nature whatsoever.

(e) The Company is not in delay with payment of any amount in exceeding
    SKK 5,000.00 to any of its creditors for a period longer than 10 days after due term, with exception of the payments stated in the Information Letter.

5.2.3 Taxation

(a) The Company submitted to the tax authorities all tax returns and tax statements in accordance with relevant tax and accounting regulations and to each Sellers' best knowledge, all such tax returns and tax statements are true, accurate and complete.

(b) The Company has paid all taxes and other payments to the governmental agencies that it is liable to pay duly and in time and the Company is not under any liability to pay any penalty, charge, incrementals on taxes or any other payment obligations of similar nature in connection with any tax.

5.2.4 Assets

(a) All the Assets are owned exclusively by the Company and have been acquired legally and in accordance with laws of the Slovak Republic.

(b) The Company has not established any Encumbrance over any of its Assets.

(c) In connection with the Assets, such services are available (including, but not limited to electricity, heating, gas and water supplies, sewerage and telecommunication lines) as are necessary for using any of the Assets and carrying out the business of the Company as it is now conducted and no limitations restricting the Company's use of the Assets and carrying its business exist.

(d) No lease agreements have been entered into with respect to any Assets leasing the Assets or any part thereof to any third party. The Company pays rent on basis of lease contracts under which it leases the assets used in connection with carrying out its business and all such lease contracts are properly reflected in the 1998 Financial Statements and in the Closing Financiai Statements.

5.2.5 Intellectual Property Rights

(a) The Company does not infringe any third persons Intellectual Property Rights and there is or has been any dispute, action or claim made or threatening by any third person in relation thereto.

5.2.6 Licences

(a) The Company has obtained all licences, permits or approvals required for the proper carrying out of its business as presently carried on and all such licences, permits or approvals are valid and in full force.

(b) The Company is not in breach of any licences, permits or approvals required for proper carrying out of its business. The Company has taken all actions desirable cr necessary for maintaining all its licences, permits and approvals, as may be required under applicable legislation and there is no threat of any revocation of any of existing licences, permits or authorisations.

5.2.7 Competition

(a) The Company has not received any communication from the Slovak Anti-Monopoly Office relating in any respect to its the business.

(b) The Company has not the dominant position in any relevant market in the meaning of the Competition Protection Law No. 188/1994 Zb.

(c) The Company is not a party to any agreement or arrangement that could be interpreted as an unfair trade practice or prohibited due to restricting competition or otherwise in conflict with competition protection legislation.

5.2.8 Litigation

(a) The Company is not involved in any civil, commercial, labour or other litigation proceedings pending before any court (whether in the Slovak Republic or elsewhere) or arbitration (whether regular or ad hoc and whether in the Slovak Republic or elsewhere), whereby the claimed amount against it would be higher than 100,000 SKK or its equivalent in other currencies, or whereby such proceedings may otherwise have material impact in respect of the Company's corporate existence or carrying on its business or its financial position.

5.2.9 Execution Effects

The execution and performance of this Contract and other documents and transactions contemplated in connection therewith wili not:

a) result in the Company losing the benefit of any Asset, licence, right, legal relation or privilege which it presently enjoys or relieve any person from any obligation towards the Company, or

b) conflict with, or result in breach of, or institute any event of default or potential event of default under any agreement or arrangement to which the Company is a party.

6. FINAL PROVISIONS

6.1 This Contract shall be governed by Slovak law.

6.2 The Parties hereby agree to submit any dispute not settied amicably to the jurisdiction of Slovak courts.

6.3 This Contract has been made and executed in Slovak and English language, both versions being equal. The Slovak version will be presented to the Register of Companies for registration.

6.4 This Contract becomes effective between the Parties on the date of signing by each of the Parties and shall become effective towards the Company on the date of delivering the same to the Company. The Party that signs as the last agrees to deliver this Contract to the Company after signing without undue delay.

6.5 In the event that any provision of this Contract becomes invalid, illegal or unenforceable under any jurisdiction, the validity and enforceability of the remaining provisions shall not be affected thereby in any way under such jurisdiction, nor the Contract as a whole in any other jurisdiction.

6.6 This Contract has been made in 12 counterparts, one original for each of the parties, one for the Company and one for the purposes of registration of transfers hereunder.

6.7 This Contract includes 3 (three) Annexes, namely Annex No. 1 - Transfers of Interest Shares Parts, ANNEX No. 2 - Form of a Spouse's Confirmation, ANNEX No. 3 - Form of a Close Relative's Confirmation. ANNEX No. 1 is an inseparable part hereof. ANNEXES No. 2 and 3 have a recommendation character.

The Parties hereby declare that they have entered into this Contract on their own free will and seriously, after due consideration, not acting under influence of an error or distress, not under obviously unfavourable conditions or under pressure of other persons.

IN WITNESS THEREOF, THEY ATTACH THEIR SIGNATURES:

Made in Bratislava, onJuly 14, 1999

THE SELLERS:

Peter Babinec

Peter Krajci

Karol Tesar

Gejza Buchler

Fridrich Gorner

Juraj Kabat

Peter Pronay

Vojtech Kovacs

Ivan Lescak


THE PURCHASER:

EuroWeb International Corp

                     ANNEX No. 1

 TO THE CONTRACT ON TRANSFER OF INTEREST SHARES PARTS
          TRANSFERS OF INTEREST SHARES PARTS

Peter Babinec

Present contribution into the registered capital:                30 000.- SKK
Present interest share:                                          10 %
The relevant Part of the Transferred Interest Shares Parts:      10 %
The contribution coming to the relevant Part of the Transferred
Parts of the Interest Shares:                                    30 000,. SKK
Monetary component of the Purchase Price:                        40 000.- USD
Share component of the Purchase Price:                           50 000,- USD
Interest share after transfer                                    0 %

Peter Krajci

Present contribution into the registered capital:                30 000.- SKK
Present interest share:                                          10 %
The reievant Part of the Transferred Interest Shares Parts:      10 %
The contribution coming to the relevant Part of the Transferred
Parts of the Interest Shares:                                    30 000,. SKK
Monetary component of the Purchase Price:                        40 000.- USD
Share component of the Purchase Price:                           50 000,- USD
Interest share after transfer                                    0%

Karol Tesar

Present contribution into the registered capital:                30 000.- SKK
Present interest share:                                          10 %
The relevant Part of the Transferred Interest Shares Parts:      10 %
The contribution coming to the relevant Part of the Transferred
Parts of the Interest Shares:                                    30 000,. SKK
Monetary component of the Purchase Price:                        40 000.- USD
Share component of the Purchase Price:                           50 000,- USD
Interest share after transfer                                    0 %

Gejza Buchler

Present contribution into the registered capital:                30 000.- SKK
Present interest share:                                          10 %
The relevant Part of the Transferred Interest Shares Parts:      10 %
The contribution coming to the relevant Part of the Transferred
Parts of the Interest Shares:                                    30 000,. SKK
Monetary component of the Purchase Price:                        40 000.- USD
Share component of the Purchase Price:                           50 000,- USD
Interest share after transfer                                    0 %

Fridrich Gorner

Present contribution into the registered capital:                30 000.- SKK
Present interest share:                                          10 %
The relevant Part of the Transferred Interest Shares Parts:      10 %
The contribution coming to the relevant Part of the Transferred
Parts of the Interest Shares:                                    30 000,. SKK
Monetary component of the Purchase Price:                        40 000.- USD
Share component of the Purchase Price:                           50 000,- USD
Interest share after transfer                                    0%

Juraj Kabat

Present contribution into the registered capital                 30 000.- SKK

Present interest share:                                          10 %
The relevant Part of the Transferred Interest Shares Parts:      10 %
The contribution coming to the relevant Part of the Transferred
Parts of the Interest Shares:                                    30 000,. SKK
Monetary component of the Purchase Price:                        40 000.- USD
Share component of the Purchase Price:                           50 000,- USD
Interest share after transfer                                    0 %

Peter Pronay

Present contribution into the registered capital:                30 000.- SKK
Present interest share:                                          10 %
The relevant Part of the Transferred Interest Shares Parts:      10 %
The contribution coming to the relevant Part of the Transferred
Parts of the Interest Shares:                                    30 000,. SKK
Monetary component of the Purchase Price:                        40 000.- USD
Share component of the Purchase Price:                           50 000,- USD
Interest share after transfer                                    0%

Vojtech Kovacs

Present contribution into the registered capital:                30 000.- SKK
Present interest share:                                          10 %
The relevant Part of the Transferred Interest Shares Parts:      10 %
The contribution coming to the relevant Part of the Transferred
Parts of the Interest Shares:                                    30 000,. SKK
Monetary component of the Purchase Price:                        40 000.- USD
Share component of the Purchase Price:                           50 000,- USD
Interest share after transfer                                    0%


Ivan Lescak

Present contribution into the registered capital:                60 000.- SKK
Present interest share:                                          20 %
The relevant Part of the Transferred Interest Shares Parts:      20 %
The contribution coming to the relevant Part of the Transferred
Parts of the Interest Shares:                                    60 000,. SKK
Monetary component of the Purchase Price:                        80 000.- USD
Share component of the Purchase Price:                           0,- USD
Interest share after transfer                                    0%

                       ANNEX No. 2
  TO THE CONTRACT ON TRANSFER OF INTEREST SHARES PARTS
             FORM OF A SPOUSE'S CONFIRMATION
                  DECLARATION OF A WIFE

I, the undersigned,           birth number:           , residing at
hereby declare the following:

     I agree that my husband                 signs the Contract on Transfer of
     Interest Shares Parts and          any related document under which he will
     undertake to transfer all parts of this interest share in the Company EUnet Slovakia s.r.o., ID No.: 00 588 458 to the Company EuroWeb International Corp. under the terms and conditions he deems appropriate, *

or,

     the interest share of my husband    in the Company EUnet Slovakia s.r.o.,
     ID Bo. 00588 458 is not and has never been a part of our common ownership or spouses*

* delete if inappropriate

In             on       1999

                       ANNEX No. 3
    TO THE CONTRACT ON TRANSFER OF INTEREST SHARES PARTS

         FORM OF A CLOSE RELATIVE'S CONFIRMATION

                       DECLARATION

I, the undersigned *, birth number           residing at           hereby
declare that

after my (son, brother, father)*            signes the Contract on Transfer of
Interest Shares Parts and any related document under which he will undertake to transfer all parts of this interest share in the Company EUnet Slovakia s.r.o., ID No.: 00 588 458 to the Company EuroWeb International Corp.

I will abstain from joining the business or being employed in the management position by a company in the Slovak Republic whose 10 % or more revenues originate from a business of "Internet Provider (other than the Company EUnet Slovakia s.r.o. and its assignees ) for the period of three years of signing the above Contract, unless I get a written permission from Euroweb International Corp. for such activity.

* delete if inappropriate

In              , on          1999

I, PhDr. Beata Horna, an official Slovak translator listed in Register of the Regional Court in Bratislava under the number 01050, appointed by the decision of the Municipal Court in Bratislava dated September 27, 1990, No. 3832/90 hereby certify that the foregoing is a true transiation of the document hereto annexed.

In Bratislava, 14-07-1999

                   Spinomocnenie

Ja, dolupodpisany Peter Babinec, r.c. 500804/222, bytom Bratislava,
Smolenicka 8, tymto spinomocnujem, Ing. Fridricha Gomera, r.c. 531115/080, bytom Bratislava, Budatinska 47 na podpisanie zmluvy o prevode casti obchodneno podielu v spolocnosti EUnet Slovakia sr.o., ICO 00 588 458 na spolocnost EuroWeb International Corp.




V Bratislave, dna 24.6.1999

EXHIBIT (mm)

       SHARE PURCHASE AGREEMENT

               between

     EUROWEB INTERNATIONAL CORP.

             as Purchaser

                 and

          DATAC SPOL. S R.O.

              as Seller

         dated July 29, 1999

THIS SHARE PURCHASE: AGREEMENT (the "Agreement") dated July 29, 1999 is made between:

1. EuroWeb International Corp., a company incorporated under the laws of the state of Delaware, having its registered seat at 445 Park Avenue, 15th Floor, New York, NY 10022, USA, duly represented by Mr. Cscaba Toro, Vice President and Director (the "Purchaser");

and

2. Datac spol. s r.o., a company incorporated under the laws of Czech Republic, having its registered seat at Praha 7, Za papirnou 5, Czech Republic, ICO (Identification No.) 00550001, duly represented by
     Mr. Jiri Lorman, Executive (the "Seller").

                                RECITALS

          The Seller owns shares representing the entire registered capital of Bohemia.Net, a.s., ICO (ID No.) 25670026, a Czech joint-stock company with its registered seat at Praha 7, Za papirnou 5, Czech Republic (the "Company").

          The Seller wishes to transfer shares representing 80% of the registered capital of the Company to the Purchaser and the Purchaser wishes to purchase such shares from the Seller on the terms set out in this Agreement.

NOW, THEREFORE, in reliance on the representations, warranties and covenants contained herein, the parties hereto agree as follows:

                             I. DEFINITIONS

In this Agreement:

"Call Option Agreement" means the Call Option Agreement between the Purchaser and the Seller relating to the Escrow Shares and dated as of even date herewith;

"Closing" shall mean the completion of the matters described in clause 7;

"Escrow Agent" shall mean Credit Lyonnais Bank Praha, a.s., with its seat at Ovocny trh 8, Prague 1;

"Escrow Agreement" shall mean the Escrow Agreement made between the Seller, the Purchaser and the Escrow Agent and dated as of even date herewith;

"Escrow Shares" shall mean the shares in the Company deposited in escrow with the Escrow Agent in accordance with the terms and conditions of the Escrow Agreement as set out in clause 3.1 (c);

"EW Put Option Shares" shall mean the EW Shares which may be issued and delivered to the Seller in accordance with clause 6.1;

"EW Shares" shall mean ordinary voting shares of common stock in the Purchaser;

"Disclosure Letter" means the letter, in a form satisfactory to the Purchaser, from the Seller to the Purchaser to be delivered at Closing addressed to the Purchaser and qualifying the representations and warranties in clause IX;

"Financial Statements" shall have the meaning ascribed to that term in clause 5.1;

"First Cash Payment" shall have the meaning ascribed to that term in clause 2.2 (a);

"Final Closing Date" shall have the meaning ascribed to that term in clause 7.3 of this Agreement;

"Further EW Shares" shall mean additional EW Shares constituting part of the Purchase Price as described in clause 2.2(e) and which may be issued and delivered to the Seller in accordance with clause 4.1;

"New EW Shares" shall mean the EW Shares which may be issued and delivered to the Seller in accordance with clause 2.2(c);

"Notional Value" means USD 55O,000.-- (five hundred and fifty thousand United States Dollars in respect of the New EW Shares and USD 410,000. -- (four hundred and ten thousand United States Dollars) in respect of the EW Put Option Shares;

"Purchase Price" shall have the meaning ascribed to that term in clause 2.2;

"Purchased Shares" shall have the meaning ascribed to that term in clause 2.1;

"Put Option" shall have the meaning ascribed to that term in clause 2.2(d);

"Remaining Shares" shall have the meaning ascribed to that term in clause 6.1;

"Second Cash Payment" shall have the meaning ascribed to that term in clause 2.2(b).

                            II. PURCHASE AND SALE

      2.1 Purchase. Subject to the terms and conditions of this Agreement, the Seller hereby undertakes to sell and transfer 160 registered shares of the Company, Nos. B0021-B0180, with a nominal value of CZK 100,000.-- each, representing 80% (to wit: eighty percent) of the registered capital of the Company (the "Purchased Shares") and the Purchaser hereby undertakes to purchase and acquire such shares.

      2.2 Purchase Price. Subject to adjustment according to clause V., the aggregate purchase price for the Purchased Shares (the "Purchase Price") shall consist of:

          (a) USD 200,000.-- (to wit: two hundred thousand United States Dollars) payable on the date of signing of this Agreement (the "First Cash Payment");

          (b) USD 330,000.-- (to wit: three hundred and thirty thousand United States Dollars) payable on Closing (the "Second Cash Payment");

          (c) USD 550,000.-- (to wit: five hundred and fifty thousand United States Dollars) worth of EW Shares issued by the Purchaser to the Seller on Closing (the "New EW Shares");

          (d) the put option granted by the Purchaser to the Seller with effect on Closing as set out in clause 6.1 (the "Put Option");

          (e) additional EW Shares (if any) issued to the Seller by the Purchaser in accordance with clause 8.1 ("Further EW Shares").

                           III. STEPS TO BE TAKEN ON SIGNING

      3.1 On the date of signing of this Agreement:

          (a) the Purchaser shall pay the First Cash Payment to the Seller to its bank account with the Escrow Agent No. 01 002555 001 02 0. If the First Cash Payment shall not have been credited to the above-mentioned bank account of the Seller within five (5) days of the signing of this Agreement or such extended period of time as may be agreed by the Purchaser and the Seller in writing and notified to the Escrow Agent in accordance with the Escrow Agreement, the Escrow Agent shall return the First Cash Payment to the Purchaser upon its receipt in the above-mentioned bank account of the Seller in accordance with the Escrow Agreement and lit. (ii) and (iii) of the first sentence of clause 4.3 shall apply;

          (b) the Purchaser shall deposit the Second Cash Payment with the Escrow Agent in accordance with the terms of the Escrow Agreement; and

          (c) the Seller shall deliver 68 Purchased Shares with a nominal value of CZK 100.000.-- each, Nos. B0021-B0088, representing
              34% of the registered capital of the Company and duly endorsed in favour of the Purchaser ("Escrow Shares") to the Escrow Agent in accordance with the terms of the Escrow Agreement.

                            IV. CONDITIONS PRECEDENT

      4.1 The transfer of the Purchased Shares to the Purchaser and the obligation to pay the balance of the Purchase Price consisting of the Second Cash Payment, the New EW Shares, the Put Option and Further EW Shares (if any) are conditional on:

          (a) the completion of the due diligence process investigating the Company to the satisfaction of the Purchaser;

          (b) the Purchaser obtaining all necessary approvals and authorisations for the issuing of the New EW Shares to the Seller;

          (c) the conclusion of management agreements between Messrs. Jiri Lorman and Josef Ptacnik and the Company in the form attached hereto as Annexes I and 2;

          (d) the resolution to the satisfaction of the Purchaser of the legal issues relating to the sale of the enterprise of LUKO Czech-Net, spol. s r.o to the Company as anticipated in clause 7.2(d);

          (e) the conclusion of an amendment to the lease agreement ("Smlouva of najmu nebytoveho prostoru") between the Seller and the Company dated 1 July 1998 amending, among others, the term of the agreement as set out in section 3 thereof so that such lease agreement shall become a lease agreement for an indefinite period of time with a 2 months termination notice. Such amendment shall be satisfactory to the Seller and the Purchaser;

          (f) the Seller acting in his capacity as 100% shareholder of the Company shall adopt new Articles of Association of the Company in form and substance satisfactory to the Purchaser.

      4.2 The Purchaser and the Seller shall use all reasonable endeavours to procure that the conditions in clause 4.1 are fulfilled on or before the date falling 21 days after the date of the execution of this Agreement.

      4.3 If the conditions in clause 4.1 are not fulfilled on or before the date specified in clause 4.2, (i) the Seller shall refund the First Cash Payment to the Purchaser within ten (10) business days of the Final Closing Date, (ii) the Escrow Agent shall release the Second Cash Payment to the Purchaser and (iii) the Escrow Agent shall release the Escrow Shares to the Seller. In the event that the Seller should default on its obligation to refund the First Cash Payment within ten (10) business days of the Final Closing Date, the Purchaser shall be entitled to exercise the call option established in its favour over the Escrow Shares in the Call Option Agreement and instruct the Escrow Agent to deliver the Escrow Shares to it on the terms set out in the Escrow Agreement.

                             V. PRICE ADJUSTMENT

      5.1 If the due diligence process conducted by the Purchaser discloses, in the opinion of the Purchaser, a material adverse difference in the value of the Company from that set out in the profit and loss statement and balance sheet of the

Company for 1998 and the first five months of 1999 in the form supplied to the Purchaser by the Seller on 23 June 1999 (the "Financial Statements"), the First Cash Payment, the Second Cash Payment, the Notional Value and New EW Shares, and therefore the Purchase Price, shall be adjusted in accordance with clause 5.2.

      5.2 The First Cash Payment, the Second Cash Payment and the Notional Value shall be multiplied by the lesser of:

          (a) the revenue figure at the date of 31 May 1999 (the "Accounts Date") as disclosed by the due diligence repo~4 prepared by the firm of accountants appointed by the Purchaser for the purposes of this Agreement evaluating the accuracy of the Financial Statements and prepared in accordance with generally accepted principles of accounting practice in the Czech republic (the "BDO Report") divided by the revenue figure at the Accounts Date set out in the Financial Statements; and

          (b) the total net assets figure at the Accounts Date as disclosed by the BDO Report divided by the total net assets figure at the Accounts Date set out in the Financial Statements.

      5.3 If, in the Purchaser's opinion, the matters disclosed in the due diligence are such that the Purchase Price, as adjusted in accordance with clause 5.2, nonetheless represents an over-payment for the Company the Purchaser shall give written notice of this opinion to the Seller and the provisions in clause 4.3 shall apply.

                            VI. PUT OPTION AND RIGHT OF FIRST REFUSAL

      6.1 The Seller hereby sells to the Purchaser 20 registered shares of the Company Nos. B001-B0020 with a nominal value of CZK 100,000. -- each and 200 registered shares of the Company Nos. A001-A0200 with a nominal value of CZK 10,000.-- each, representing 20% (to wit: twenty percent) of the registered capital of the Company (the "Remaining Shares") at a price (the "Guaranteed Price") consisting of, subject to deduction of any owed Damages as defined in clause 12.1, (i) a cash payment in the amount of USD 410,000.-- (to wit: four hundred and ten thousand United States Dollars) and (ii) USD 410,000.-- worth of EW Shares to be issued and delivered by the Purchaser to the Seller (the "EW Put Option Shares") conditional upon delivery by the Seller to the Purchaser of a written notice confirming the Seller's intention to sell the Remaining Shares (the "Exercise Notice"). The Seller may deliver the Exercise Notice to the Purchaser at the latest nine (9) months after the date of signing of this Agreement. In case the Seller delivers the Exercise Notice to the Purchaser within the deadline set out in the preceding sentence, the Purchaser shall pay the Guaranteed Price to the Seller against delivery of the Remaining Shares and due endorsement thereof in favour of the Purchaser (payment versus delivery) on the date which is twelve (12) months after the date of this Agreement. The Put Option set out in this clause 6.1 shall become effective on Closing and its exercise shall be subject to no Breach
(as defined in clause 12.1) occuring and continuing.

      6.2 In the event that the Seller should wish to sell the Remaining Shares or part thereof to a third party (the "Offered Shares"), the Seller shall notify the Purchaser in writing (the "Offeror Notice") of the identity of the proposed purchaser (the "Proposed Purchaser"), the price and other terms offered (the "Offered Terms") and financial information with respect to the Proposed Purchaser demonstrating its ability to finance the acquisition of the Offered Shares. Following receipt of any such Offeror Notice, the Purchaser may exercise its right to purchase the Offered Shares in the manner set forth below. For purposes of this clause 6.2, the terrn "Offered Terms or Better" shall mean a cash price on terrns equal to, or more favourable for the Seller than, the Offered Terms.

       The Purchaser shall by written notice (the "Offeree Notice") elect to purchase the Offered Shares (or any portion thereof) at Offered Terms or Better, or decline to exercise its right of first refusal, in writing within twenty (20) days after the date of receipt of the Offeror Notice. If the Purchaser or its successor elects to purchase the Offered Shares (or any part thereof), the Seller shall sell and the Purchaser shall purchase such Offered Interest on the Offered Terrns or Better within thirty (30) days (or such longer period as may have been part of the Offered Terms or may be necessary to perrnit compliance with applicable laws) after the date of the Seller's receipt of the Offeree Notice. If the Purchaser fails to respond or declines to exercise its right of first refusal to purchase the Offered Shares or any portion thereof, the Seller shall be entitled, for a period of three (3) months from the date of receipt of the Offeror Notice, to transfer the Offered Shares (but not only a part thereof) to the Proposed Purchaser at Offered Terms; provided, however, that in the event the Seller shall fail to transfer the Offered Shares within such three (3) month period, such Offered Shares shall again be subject to the provisions of this clause 6.2.

          The right of first refusal described in this clause 6.2 shall not apply to transfers of the Remaining Shares among the Seller and Messrs. Jiri Lorman and Josef Ptacnik. The right of first refusal described in this clause
6.2 shall survive the expiry of the Put Option by reason of its non-exercise by the Seller within the deadline stipulated in clause 6.1. The Seller shall not pledge or otherwise encumber the Remaining Shares or rights pertaining thereto (or assign such rights).

                           VII. CLOSING

      7.1 Closing shall take place at the offices of [the Purchaser's lawyers] within five business days after the Purchaser has notified the Seller of satisfaction of the conditions precedent under clause 4.

      7.2 At Closing:

          (a) the Purchaser shall issue and deliver the New Shares to the Seller;

          (b) the Seller shall:

              (i) deliver 92 Purchased Shares, Nos. B0089-B0180, with a nominal value of CZK 100.000.-- each, representing 46% of the registered capital of the Company to the Purchaser duly endorsed in favour of the Purchaser;

              (ii) deliver to the Purchaser the list of shareholders of the Company duly endorsed by the Company's directors showing the registration of the Purchaser as the owner of the Purchased Shares and of the Seller as the owner of the Remaining Shares;

              (iii) deliver to the Purchaser a decision of the Board of
                    Directors of the Company approving the terms and conditions of this Agreement and the transfer of the Purchased Shares and the Remaining Shares from the Seller to the Purchaser; and

               (iv) deliver the Disclosure Letter to the Purchaser;

          (c) the Seller and the Purchaser shall jointly instruct the Escrow Agent in accordance with the Escrow Agreement to:

              (i) release and pay to the Seller the Second Cash Payrnent, or such portion thereof as may result from the adjustment made in accordance with clause V of this Agreement, and thereupon release and pay to the Purchaser the balance of the Second Cash Payment, if any;

              (ii) deliver the Escrow Shares to the Purchaser duly endorsed in favour of the Purchaser;

          (d) the Seller and the Purchaser shall jointly cause the Company and the Purchaser shall cause LUKO Czech-Net, spol. s r.o., ID No.48591319, with its registered seat at Argentinska 38, 170 05 Praha 7, Czech Republic, to enter into an agreement on the sale of an enterprise in a form and substance satisfactory to the Purchaser and transferring the entire enterprise of LUKO Czech-Net, spol. s.r.o. to the Company.

      7.3 If for any reason the provisions of clause7.2 above are not fully complied with or Closing may not occur on the date which is twenty one (21) days after the signing of this Agreement or such extended deadline as the Purchaser and the Seller may agree on in writing (the "Final Closing Date"), the Purchaser and the Seller may (in addition and without prejudice to all other rights or remedies available to them) (i) agree on a new date for Closing or (ii) either of them may rescind this Agreement. In case the Purchaser or the Seller elects to rescind this Agreement, clause 4.3 shall apply.

                          VIII. CONTINUING OBLIGATIONS

      8.1 The Purchaser undertakes to the Seller that, if on the date when the new EW Shares, respectively EW Put Option Shares, become registrered (known as the "Trade

Date"), the Market Value of the New EW Shares, respectively EW Put Option Shares, is less than the Notional Value, it will issue and deliver additional EW Shares to the Seller calculated in the following way:

          A = (B-C)/D

where

          A is the number of additional EW Shares to be issued to the Seller;

          B is the Notional Value;

          C is the Market Value at the Trade Date of all of the New EW Shares, respectively EW Put Option Shares; and

          D is the Market Value at the Trade Date of one EW Share

For the purposes of this Agreement

               (a) the term "registered," when used in connection with the
                   New EW Shares, respectively EW Put Option Shares, shall mean that such New EW Shares, respectively EW Put Option Shares, have been duly registered with the Securities Exchange Commission of the United States under the US Securities Act of 1933 and such registration is in full force and effect; and

              (b) the term "Market Value" means in relation to an EW Share and a date, the arithmetical mean of the closing price quoted for an EW Share on the NASDAQ stock exchange on the preceding ten business days

      8.2 The Purchaser hereby agrees to use best efforts to:

          (a) make an application for the registration of the New EW Shares within sixty days of the date of Closing; and

          (b) make an application for any additional shares to be registered as soon as is reasonably practical after their issue.

      8.3 The Purchaser undertakes to the Seller to make an investment in the Company in an amount equal to USD 200,000.-- (two hundred thousand United States Dollars).

      8.4 The Seller undertakes that, for so long as he owns EW Shares, in the event that he is notified of a general meeting of the Purchaser being called in order to increase the authorised share capital of the Purchaser, he will attend such general meeting either in person or by proxy.

        IX. REPRESENTATIONS AND WARRANTIES OF THE SELLER

In order to induce the Purchaser to enter into this Agreement, the Seller represents, warrants and covenants, which representations, warranties and covenants shall survive the execution and delivery of this Agreement, as follows:

      9.1 Organisation and Standing of the Company. As of the date hereof, the Company (i) is a joint-stock company duly organised and existing under the laws of the Czech Republic, (ii) has all requisite power and authority, including, but not limited to, all licences and permits, to conduct its business in accordance with its Articles of Association attached hereto as Annex 3. Such Articles of Association arc up-to-date and complete.

      9.2 No Linuidation. Division Mereer or Consolidation. There has been no proposal made or resolution adopted by the competent bodies within the corporate organisation of the Company or the relevant court for the liquidation or division of the Company or merger or consolidation of the same with a third party.

      9.3 No Bankruptcy. The Company has not (i) been declared bankrupt,
(ii) become insolvent or declared a moratorium, (iii) been unable to, or admitted in writing its inability to, pay its debts as they become due or
(iv) entered into any voluntary or involuntary bankruptcy or settlement proceedings;

      9.4 Authorisation; Due Execution. The Seller has the power to execute this Agreement, to perform its obligations under this Agreement and to consummate the transactions contemplated hereby. This Agreement constitutes binding, legal and valid obligations of the Seller enforceable against the Seller in accordance with its terms;

      9.5 No violation. Neither the execution nor consummation of the transactions contemplated in this Agreement will (i) violate any agreement, commitment, judgement or order to which the Company or the Seller is party or subject, (ii) contravene any law or regulation, (iii) violate any property rights of third parties, or (iv) constitute an event of default (however defined) or grounds for early termination under any agreement to which the Company is a party.

      9.6 Title to Purchased Shares and Remaining Shares. The Seller is the sole and absolute owner, free and clear of any encumbrances, of the Purchased Shares and Remaining Shares (as well as any rights pertaining thereto) sold by it pursuant to this Agreement. Upon delivery of the Purchase Shares, respectively Remaining Shares, the Purchaser shall obtain valid title to the Purchased Shares, respectively Remaining Shares, free and clear of any adverse claims, disputes, legal actions or other governmental or judicial proceedings of any kind whatsoever and on Closing shall become a shareholder of the Company entitled to exercise 80% of votes at the General Meeting of the Company and to a 80% share in profits (including the right to the payment of the profit generated by the Company from January 1, 1999 to the date hereof) and to other benefits and rights of the Company's shareholders. The Purchased and Remaining Shares are duly issued and valid shares of the Company.

      9.7 Registered CaPital. As of the date hereof the registered capital of the Company amounts to CZK 20,000,000.-- and has been fully paid up. No rights, including options, have been granted with respect to an increase of the registered capital of the Company.

      9.8 Material Movables of the Companv. The Company is the sole owner, free and clear of encumbrances, of the movable things listed in the Financial Statements (the "Movables"). The Company has complied with all terrns of the purchase agreements based on which the Movables were acquired and no seller under such purchase agreement has given notice of its intention to rescind such agreements.

      9.9 Intellectual Property of the Company. The Company is the sole owner, free and clear of any encumbrances, of the trademarks described in Annex 4 hereto. The trademarks are not, and there is no reason why it should become, the subject of a claim by a third party.

      9.10 Accounts. The Financial Statements present fairly the financial condition of the Company at the date of such Financial Statements, have been prepared in accordance with Czech accounting principles, and reflect fully and correctly all liabilities, debts and claims against the Company, distributions, payments and other benefits to the Seller on the date of such Financial Statements. Subject to the matters set out in the Disclosure
Letter, there has been no material adverse change in the business, operations, property, assets or financial condition of the Company since 31 May 1999.

      9.11 Liabilities of the Comnanv. The Company has no outstanding claims, liabilities or indebtedness other than liabilities set forth in the Financial Statements or incurred subsequent to the Financial Statements' date in the ordinary course of business.

      9.12 Taxes. The Company has timely and correctly filed all declarations, tax returns and information required by applicable law and has duly paid its taxes and fulfilled its tax related obligations when due.

      9.13 Payments with respect to Employees. The Company has timely and correctly filed all declarations and information required by applicable law and has duly paid any and all amounts due under social security and health insurance legislation and fulfilled its obligations under such legislation when due.

      9.14 Litigation. There is no material claim, action, suit, proceeding, arbitration, investigation or hearing, pending or, to the knowledge of the Seller, threatened by or before any court, governmental or administrative agency or authority, or private arbitration tribunal against the Seller or the Company involving the transactions contemplated in this Agreement or which could adversely affect the condition, whether financial or otherwise, of the Company.

      9.15 Material Contracts. Annex 5 contains a complete list of agreements to which the Company is a party with a value equal to or in excess of CZK 100,000.-and which are material to the operation of the Company (the "Material Contracts"). The Material Contracts constitute binding, legal and valid obligations of the Company and the respective counterparties, enforceable against such counterparties in accordance with the terms thereof. No party with whom the Company has entered into a Material Contract has given notice of its intention to terrninate such contract and no party (including the Company) is in material breach of a Material Contract.

      9.16 Joint-Venture Agreements. Except NIX.CZ, z.s.p.o, the Company is not a member and/or shareholder of any entity and is not a party to a joint venture agreement of whatever nature (including, without limitation, any agreement entered into pursuant to Section 829 and ff. of the Civil
Code).

      9.17 Customers. In the 4 months prior to the date hereof, no customers (representing in aggregate more than 5% of turnover of the Company) have indicatcd an intention to stop or substantially reduce trading with the Company or to change substantially the terms on which they are prepared to trade with the Company.

      9.18 Emplovees. The Company has no employees other than those listed in Annex 6 hereto (the "Employees"). Annex 6 accurately describes the position and salary of each of the Employees.

      9.19 Compliance. The Company has always complied with all applicable laws and regulations, including, without limitation, any environmental and/or competition laws and regulations of any relevant jurisdiction.

      9.20 Computer Svstem. The computer system of the Company is year 2000 compliant and there is no reason why such system might fail to smoothly operate in the year 2000 or thereafter.

  X. REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

In order to induce the Seller to enter into this Agreement, the Purchaser represents, warrants and covenants to the Seller, which representations, warranties and covenants shall survive the execution and delivery of this Agreement, as follows:

      10.1 Organisation and Standing. The Purchaser is a public company duly organised and existing under the laws of the state of Delaware.

      10.2 Authorisation: Due Execution. The Purchaser has the power to execute this Agreement, to perform its obligations under this Agreement and to consummate the transactions contemplated hereby. This Agreement constitutes binding, legal and valid obligations of the Purchaser enforceable against the same in accordance with its terrns.

      10.3 No violation. Neither the execution nor consummation of the transactions contemplated in this Agreement will (i) violate any material agreement, commitment, judgement or order to which the Purchaser is party or subject, (ii) contravene any law or regulation applicable to the Purchaser or (iii) violate any property rights of third parties.

      10.4 Litigation. There is no material claim, action, suit, proceeding, arbitration, investigation or hearing, pending or, to the knowledge of the Purchaser, threatened bv or before anv court, governmental or administrative agency or authority, or private arbitration tribunal against the Purchaser involving the transactions contemplated in this Agreement.

      XI. ADDITIONAL OBLIGATIONS OF THE SELLEIt

The Seller hereby assumes the following obligations:


      11.1 Non-Competition. In this clause 11.1

References to the business of the Conipany include the business of any subsidiary of the Company or joint venture entered into by the Company;

References to the Company include any legal successors to it; and "Relevant Area" means any part of the Czech Republie

          (a) The Seller covenants that it will not for a period of 2 (two) years from the signing of this Agreement be concerned, directly or indirectly, in any business which is carried on in the Relevant Area and which is competitive or likely to be competitive with any business of the Company.

          (b) The Seller covenants that it will not on its own account or on behalf of or in conjunction with any third person for a period of 2 (two) years from the signing of this Agreement: (i) canvass or solicit business or custom for services of similar type to those provided by the Company and with which services the Company is or was actively involved, from any person with whom the Company is or was actively involved or who has been at any time a customer or client of the Company; or (ii) deal with any such person save in a purely social (i.e. not business) capacity.

          (c) The Seller covenants that it shall not on its own account or on behalf of or in conjunction with any third person for a period of 2 (two) years from the signing of this Agreement induce or attempt to induce any supplier of the Company with whom the Company is or was actively involved, to eease to supply, or to restrict or vary in an adverse manner the terms of supply to, the Company or otherwise interfere with the relationship between such a supplier and the Company.

          (d) The Seller eovenants that it shall not on its own account or on behalf of or in conjunetion with any third person for a period of 2 (two) years from the signing of this Agreement induee or attempt to induce any director or senior/key employee to leave the employment with the Company.

          (e) The Seller covenants to keep in secrecy all confidential and secret information which it has learnt in the course of or in connection with its shareholdering in the Company and, in particular, the facts which are the subject of commercial secrecy. This obligation:

              (i)   shall continue for an indefinite period;

              (ii) does not apply to infonnation which is used or disclosed with the prior written consent of the General Meeting of the Company; or is ordered to be disclosed by a court of competent jurisdiction; or is otherwise required to be disclosed by law; or is or comes to be in the public domain (except as a result of a breach of this paragraph).

          (f) If the Seller breaches its obligations set out in this clause, it shall pay the Purchaser a contractual penalty of 100,000 USD. Payment of this contractual penalty will not give the Seller the right to persist in any such breach or to make any further breach of the obligations set out in this clause. In addition to the payment of the contractual penalty, the Purchaser may demand from the Seller the difference between the contractual penalty paid and damage incurred as a result of the breach of a contractual obligation.

          (g) For the purposes of this clause the Seller is concen1ed in a business if it carries it on as principal or agent or if:

              (i) it is a partner, director, secondee, consultant or agent in, of or to any person who carries on the business; or

              (ii) it has any direct or indirect financial interest (as shareholder or otherwise) in any person who carries on the business; or

              (iii) it is a partner, director, secondee, consultant or agent in, of or to any person who has a direct or indirect financial interest (as shareholder or othervvise) in any person who carries on the business,

          except where the Seller holds securities for investment purposes and his interest and interests held by other persons acting in concert with the Seller (the "Investors") carry together less than five per cent of the voting rights and provided that none of the Investors is involved in the management of the business of the issuer of the securities or of any person connected with it other than by the exercise of voting rights attaching to the securities.

      11.2. Emplovees. The Seller shall not persuade or attempt to persuade any of the Employees to terminate his or her employment relationship with the Company.

                           XII. PURCHASER'S REMEDIES

      12.1 Breach of this Agreement. In the case that any of the representations of the Seller made in this Agreement proves to be incorrect, inaccurate or misleading or if the Seller breaches any of his obligations hereunder ("Breach"), the Purchaser shall have the right to request the Seller to indemnify and hold the Purchaser and the Company harmless, and the Seller hereby agrees to do so, from and against all damages, losses or expenses (including reasonable legal fees and expenses) suffered or paid by the Purchaser or the Company as a result of the Breach, including, but not limited to, any damages, losses or expenses incurred by the Purchaser or the Company in cotmection with liabilities of the Company existing prior to the execution hereof but not disclosed to the Purchaser, regardless of whether the Purchaser has or could have been aware of such liabilities ("Damages").

      12.2 Notice of Exercise. If the Purchaser wishes to assert a remedy under Section 12.1 hereof, the Purchaser shall, within thirty (30) days of discovering a Breach, give to the Seller notice (the "Notice") describing the Breach in question and indicating the amount of Damages. The Seller shall pay the amount of Damages to the Purchaser's or Company's account as indicated in the Notice within fifteen (15) days of delivery of the Notice.

                          XIII. MISCELLANEOUS

      13.1 Fees and Expenses. Each party shall bear its own costs and expenses and the fees of its counsel and consultants and accountants and other representatives incurred in connection with the transactions contemplated by this Agreement.

      13.2 Entire Acreement. This Agreement and the Annexes related hereto supersedes and replaces any and all agreements, understandings and declarations of intent among the parties hereto, including, but not limited to, the Term-Sheet between the parties dated 29 June 1999 and Letter of Intent between the parties dated I July 1999 as amended on 8 July 1999, 15 July 1999 and 22 July 1999 and embody all of the agreements of the parties hereto with respect to the subject matter of this agreement.

      13.3 Lancuage Versions and Counterparts. This Agreement is executed in three (3) counterparts in the English language. One (1) counterpart is for each party and one (1) counterpart is for the Company.

      13.4 Severabilitv. The unenforceability or invalidity of any provision of this Agreement shall not affect the enforceability or validity of the balance of this Agreement. In the event that any such provision should be or become invalid for any reason, the parties hereto will consult and agree on a legally acceptable manner of giving effect to the commercial objectives of such provision.

      13.5 Amendments. No amendment or other modification hereof shall be effective unless the same shall be in writing and signed by the parties hereto.

      13.6 Notices. Any notice, application or other communication to be given or made under this Agreement shall be in writing. Such notice, application or other communication shall be duly given or made when it shall be delivered by hand, airmail, telex or telefax to the party to which it is required or permitted to be given or made at such party's address specified in this Agreement or at such other address as such party shall have designated by notice to the party giving or making sucll notice, application or other communication.

      13.7 Governing Law: Arbitration.

           (a) This Agreement and any amendments thereto shall be governed by and interpreted and construed in accordance with the laws of the Czech Republic.

           (b) The parties hereto agree to use their best efforts to settle any dispute, controversy or difference which may arise between them in connection with this Agreement, including the breach, termination or invalidity thereof, by arnicable discussions. If any party fails or refuses to agree to or participate in the discussions or if in any event the dispute, controversy or difference is not resolved to the satisfaction of all parties within 30 days after it has arisen, the disputes, controversies, or differences shall be finally settled under the Rules of the Arbitration Court attached to the Economic Chamber of the Czech Republic and Agricultural Chamber of the Czech Republic by arbitrator(s) appointed in accordance with such Rules. Any such arbitration shall be conducted in the English language and shall be held in Prague. Unless the parties agree to appoint a single arbitrator the number of arbitrators shall be three.

          IN WITNESS WHEREOF, this agreement has been signed by or on behalf of each of the parties hereto on July 29, 1999.


EuroWeb International Corp.

By:  Csaba Toro

Name: Csaba Toro
Title: Vice-President and Director,
       acting based on a power of attomey




Datac spol. s.r.o.

By:  Jiri Lorman

Name: Jiri Lorman
Title: Executive

EXHIBIT (nn)

           Contract on transaction of part of business share in compliance with Sec. 115 of law No. 513/1993 of Collection

                        I. Contract parties

1/ INFIS, s.r.o., company based according to laws of Slovak Republic
   Identification number: 31 704 646
   Residence: 040 01 Kosice, Kovacska street No. 17, Slovak Republic further referred to as seller

2/ EuroWeb International Corp., company based according to laws of state
   Delaware, USA
   Residence: 445 Park Avenue, 15th stock New York, NY 10022 USA further referred to as buyer

                        II. Contract subject

1. Seller sells and buyer buys part of business share in trade company Dodo, s.r o. Kosice totaling to 70% of its value under the conditions stated further in this contract.

2. Seller is the sole partner and owner of business share in company Dodo, s.r.o., Kosice Business share of seller in company Dodo, s r.o., Kosice amounts to 100%, its share on shareholder's equity of the company amounts to 200.000 SK, in words two hundred thousand SK. Following the resolution of extraordinary general assembly in notary entry dated......... this business share was divided to two parts:

                            1st part... 140.000SK(70%)
                            2nd part...  60.000SK(30%)

3. Following the approval of extraordinary annual meeting seller sells into exclusive property of buyer 1st part or business share in company Dodo, s.r.o., Kosice totaling to 70% of its value.

4. Based on this contract buyer buys and takes over into his property 1st part of business part in the company Dodo, s.r.o., Kosice totaling to 70% of its value.

5. Transaction of business share from seller to buyer represents the net assets of Dodo as of the date of the transfer are described in the financial statement attached hereto. The liabilities and obligations of Dodo as of the date of the transfer are described in the list of obligations and liabilities attached hereto.

6. Transaction date is July 31st, 1999.

                        III. Purchase price

1. Transaction of business share between seller and buyer is performed on recompense basis for agreed purchase price 550.000 USD, in words five hundred and fifty thousand USD. Buyer obliges himself to pay the agreed purchase price to seller in two payments as follows:

   A/sum of 350.000 USD, in word three hundred and fifty thousand USD, buyer pays on account of seller within five days since signing of this contract.

   B/the rest of the purchase price equal to 200.000 USD (two hundred thousand US dollars) will be paid up by the buyer through the transfer of shares of the buyer to the seller in the amount whose total value will be at the date of signature of the relevant share purchase agreement 200.000 USD. If for whatsoever reason the authorisation to such acquisition, transfer and trading in such shares is not obtained, the buyer shall pay to the seller the rest of the agreed purchase price equal to 200.000 USD (two hundred thousand US dollars) within 10 days from the expiration of one year since signing of this contract.

                        IV. Obligations of seller

1. When signing this purchase contract seller obliges himself to the advantage of buyer:

     to refrain from participating or acquiring direct or indirect ownership or taking part in managing the company acting as "Internet Provider" and on management of any other company active as "Internet Provider" during time period of three years from closing this contract, if contract parties do not have other agreements to inform in written form Department of Transport, Post and Telecommunication of Slovak Republic within 5 days after the signature of this agreement on this transactions to submit application for entry of changes into business register of District Court Kosice I, that reflect acceding of new partner and transaction of business share in the company Dodo, s.r.o., Kosice within 10 days from payment of down payment of agreed purchase price and attach all documents necessary for entry

2. When required by buyer to grant all necessary participation so that the transaction is approved by Anti-monopoly Office of Slovak Republic.

3. If seller does not fulfil his obligations according to preceding paragraph, buyer is entitled to withdraw from this contract by written notice delivered to seller entering into force as at date of submitting this notice. In such case seller obliges himself to pay back to buyer the purchase price paid so far.

4. The parties have agreed that the buyer has the call option with respect to the participation interest of the seller which will be 30% after completion of this transaction.

5. The buyer is entitled to apply its call option at any time withing two years after the signature of this agreement. When doing so, the seller will be obliged to enter into agreement on transfer of its total participation interest within 10 days from the notice by the buyer of intention to apply the call option. The price for the transfer of the remaining participation interest is agreed hereby to be 350 000.--USD payable within 10 days after signature of the relevant agreement on transfer of the participation interest.

6. the call option of the buyer and corresponding obligation of the seller pursuant to paragraphs 4 and 5. will be included in the Memorandum of Association of Dodo s.r.o.

                        V. Obligations of buyer

1. When signing this contract buyer obliges himself to the advantage of seller:

     to develop business and entrepreneur activities of the company Dodo, s.r.o. Kosice in range of its activities subject within one year not to weaken the present state of the company Dodo, s.r.o., Kosice on trade market, not to cause the bankruptcy or liquidation of the company within one year not to compete to the company Dodo, s.r.o., Kosice by its daughter companies in sphere of internet services, nor by other business activities in eastern Slovakia, respectively in District of Kosice and Presov.

     accounting services of the company Dodo, s.r.o., Kosice will be delivered by seller on basis of mutual contracts and agreements relation of representatives in management will be given by relation of business share minimally one member on part of seller to invest into development and settlement of liabilities of the company Dodo, s.r.o., Kosice the sum of 75.000 USD, in words seventy five thousand USD not later than within 30 days from this contract siging without change of proprietary relations in the company, as stated in point II to notify Anti-monopoly Office about transaction of business share within 15 days

                        VI. Basic state of the company

1. The company is a company orderly based with valid existence according to legal regulations of Slovak Republic and all basic activities of the company since its foundation including its changes were performed according to valid corresponding directives

2. All rights, as they are specified in this Agreement, are obtained by buyer after following conditions are fulfilled:

-- sum 350 000 USD (Three hundred and fifty thousand US dollars) has been transferred to seller's bank account.

-- sum 75 000 USD (Seventy five thousand US dollars) has been transferred to the bank account of Dodo s.r.o.

-- seller receives the Share Certificate that proves holding the shares in amount 200 000 USD (Two hundred thousand US dollars) or this sum or money has been transferred to seller's bank account.

                        VII. Booking records, taxes

1. Closing account as at date of transaction was prepared in compliance with law and on orderly bases in compliance with generally obliging booking directives, approved by Department of Finances of Slovak Republic.

2. The company submitted to tax bodies all statements and sheets in compliance with corresponding tax and booking directives and according to best awareness of seller these tax statements and sheets were truthful, correct and complete.

3. The company pays orderly and on time all taxes and other payments to state bodies. As at date of transaction it is not obliged to pay any fines, penalties or fees resulting from tax delay, neither it has other payment duties of similar nature.

                        VIII. Property of the company

1. All property of the company is owned exclusively by the company and it was acquired legally in compliance with legal directives of Slovak Republic.

2. The company pays the rent based on mutual contracts, whereas all these contracts are orderly recorded and kept in closing account as at date of transaction.

              IX. Industrial ownership and protection of environment

1. The company does not interfere into industrial ownership of third parties.

2. The company has never had the duty to pay a penalty, fee or fine with respect to environment and labor safety.

                        X. Business matters, licenses

1. The company is not a contract party, neither it has any duties resulting from long term or extraordinary contract that as at date of transaction would not be recorded in trade books or in booking evidence of the company.

2. The company owns all licenses, permissions and approvals in order to carry out properly its business activity in such a way as it is carried out at present and all these permission and approvals are valid and in force.

3. Seller and buyer agreed on business name of the company
   Dodo s.r.o., member of EWEB group.

                        XI. Competition

1. The company has not a dominant state on the corresponding market in compliance with law No. 188/1994 of Collection on protection of competition.

                        XII. Final provisions

1. This contract is governed by Slovak law.

2. This contract enters into force by contract signing by each of contract parties.

3. This contract is made in English and Slovak language. In case of controversy, the English version shall be always prevailing.




In Kosice, dated 5-8-1999               In              dated 8/9/1999





s/                                      s/Csaba Toro
Infis, spol. s.r.o., Kosice             EuroWeb international Corp.