Form 10QSB
period 1999-09-30
EUROWEB INTERNATIONAL CORP
filed 1999-11-12
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1999
|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
         For the transition period from        to
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


Common Stock, $.001 par value                        9,883,340 Shares
         (Class)                           (Outstanding at September 30, 1999)

Transitional Small Business Disclosures Format (Check one): Yes     No   X

                               EUROWEB INTERNATIONAL CORP.


                                          INDEX



PART I.  Financial Information

Item 1.  Financial Statements

  Consolidated balance sheets as of September 30, 1999 (unaudited)
    and December 31, 1998 (audited)                                          2

  Consolidated statements of operations and comprehensive loss
    (unaudited) for the three months ended September 30, 1999 and 1998
    and the nine months ended September 30, 1999 and 1998                    3

  Consolidated statements of stockholders' equity (unaudited) for the
    nine months ended September 30, 1999 and 1998                            4

  Consolidated statements of cash flows (unaudited) for the nine
    months ended September 30, 1999 and 1998                                 5

  Notes to consolidated financial statements (unaudited)                     6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    13


PART II. Other Information                                                  17


Signature                                                                   20

                               EUROWEB INTERNATIONAL CORP.
                               CONSOLIDATED BALANCE SHEETS

                                                September 30, 1999  December 31, 1998
                                                   (Unaudited)        (Audited)

ASSETS
  Current Assets
    Cash and cash equivalents                        $ 2,693,524       $1,688,280
    Certificate of deposit                             1,039,989        1,006,567
    Accounts receivable - less allowance
      for doubtful accounts of $148,009                  362,376             -
    Current portion of note receivable                   150,082          641,785
    Current portion of loan receivable                    88,141             -
    Receivable from Euroweb Rt.                           35,388          101,103
    Other receivables                                     50,678             -
    Prepaid and other current assets                     158,955          128,027
    Investment in Hungarian Broadcasting Corp.             2,180          156,443
         Total current assets                          4,581,313        3,722,205

  Property and equipment, less accumulated
    depreciation of $30,684                              440,573             -
  Note receivable, less current portion                  744,525          858,215
  Loan receivable, less current portion                  100,000             -
  Investment in Euroweb Rt., at equity                   975,952          730,813
  Goodwill, less accumulated amortization
    of $129,161                                        4,134,660             -
  Other non-current assets                                 2,800             -
                                                     $10,979,823       $5,311,233

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable and accrued expenses            $ 1,013,390      $   225,590
    Current portion of loan payable                       66,056             -
    Deferred revenue                                     156,665             -
      Total current liabilities                        1,236,111          225,590

  Long Term Liabilities
    Loan payable, less current portion                    45,012             -

  Commitments

  Minority interests                                      10,013             -

  Stockholders' Equity
    Preferred stock, $.001 par value - shares
      authorized 5,000,000; no shares outstanding
    Common stock, $.001 par value - shares
      authorized 20,000,000 (1999) and 15,000,000
      (1998); issued and outstanding 9,883,340 (1999)
      and 6,444,916 (1998)                                 9,884            6,445
    Additional paid-in capital                        26,017,597       20,886,852
    Accumulated deficit                              (16,281,997)     (15,760,679)
    Accumulated other comprehensive losses:
      Foreign currency translation adjustment            (46,846)         (26,000)
      Unrealized loss on investment in Hungarian
        Broadcasting Corporation                          (9,951)         (20,975)
         Total stockholders' equity                    9,688,687        5,085,643
                                                     $10,979,823       $5,311,233

               See accompanying notes to consolidated financial statements.

                                 EUROWEB INTERNATIONAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                         (Unaudited)



                                          Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                           1999         1998        1999       1998

Revenues
  Internet                              $  418,254  $  505,953   $ 489,782  $1,345,953

Expenses(Income)
  Compensation and related costs           143,234     140,262     300,609     457,207
  Network costs                            194,256     109,572     236,256     562,841
  Consulting and professional fees         136,770      70,475     285,248     163,599
  Rent                                       6,055      34,179      18,111      99,772
  Bad debts                                  5,929        -          5,929        -
  Depreciation and amortization             23,507      19,471      27,396      75,663
  Amortization of goodwill                 102,023      97,000     129,161     291,000
  Gain on capital contribution by
    parent company of Euroweb Rt.         (147,000)       -       (147,000)       -
  Interest and dividend income             (51,859)     (2,505)   (175,993)    (29,355)
  Interest expense                             878      30,255         878      45,372
  Foreign currency loss                      1,903      16,245         931      16,245
  Cost of cancelled public offering           -        137,055        -        137,055
  Equity in net income of Euroweb Rt.       (6,945)      -         (66,989)      -
  Other expense                            140,029     147,529     203,454     202,048
  Other income                              (2,791)      -          (2,791)      -
  Realized loss on sale of securities      126,841       -         126,841       -
       Total                               672,830     799,538     942,041   2,021,447

Loss from continuing operations
  before income taxes and minority
  interests                               (254,576)   (293,585)   (452,259)   (675,494)
Provision for income taxes                  16,690        -         18,829        -
Minority interests in subsidiaries            (628)       -           (628)       -
Loss from continuing operations           (270,638)   (293,585)   (470,460)   (675,494)
Income(loss) from discontinued
  operations                               (50,858)    (95,773)    (50,858)    (90,968)

Net loss                                  (321,496)   (389,358)   (521,318)   (766,462)

Other comprehensive gains(losses):
  Foreign currency translation gain(loss)    5,984         948     (20,846)      8,540
  Unrealized gain(loss) on investment in
    Hungarian Broadcasting Corporation      (9,951)     69,280     116,890      69,280

Comprehensive loss                       $(325,463)  $(319,130)  $(425,274)  $(688,642)

Net income(loss) per share-basic
  and diluted
   Continuing operations                 $    (.03)  $    (.05)  $    (.06)  $    (.13)
   Discontinued operations                     -          (.02)        -          (.02)
                                         $    (.03)  $    (.07)  $    (.06)  $    (.15)

Weighted average number of shares
   outstanding                           9,460,959   5,499,811   8,103,113   5,247,261


                 See accompanying notes to consolidated financial statements

                                 EUROWEB INTERNATIONAL CORP.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (Unaudited)





                                                                                              Accumulated Other
                                                                                          Comprehensive Gains(Losses)
                                                                                                       Unrealized
                                                                                                       Gain(Loss) on
                                                                                           Foreign     Investment in
                                                             Additional                    Currency      Hungarian
                                         Common Stock         Paid-in       Accumulated    Translation  Broadcasting
                                       Shares    Amount       Capital           Deficit    Adjustment   Corporation


NINE MONTHS ENDED SEPTEMBER 30, 1999:

   Balance, January 1, 1999            6,444,916  $6,445     $20,886,852   $(15,760,679)   $(26,000)     $(20,975)

   Issuance of shares in private
     placements                        2,160,361   2,160       3,042,023          -           -             -

   Issuance of shares for acquisition
     of business                       1,188,063   1,189       1,998,812          -           -             -

   Exercise of common stock options       90,000      90           9,910          -           -             -

   Foreign currency translation
     gain(loss)                             -       -               -             -         (20,846)        -

   Unrealized loss on investment in
     Hungarian Broadcasting
     Corporation                            -       -               -             -           -            11,024

   Net loss for the period                  -       -               -          (521,318)      -             -

   Balance, September 30, 1999         9,883,340  $9,884     $26,017,597    $(16,281,997)  $(46,846)    $  (9,951)






NINE MONTHS ENDED SEPTEMBER 30, 1998:

   Balance, January 1, 1998            4,949,936  $4,950     $19,770,725    $(16,188,203)   $(35,900)   $    -

   Issuance of shares in private
     placements                          700,000     700         424,240           -             -           -

   Exercise of common stock options      135,000     135         134,865           -             -           -

   Issuance of shares on
     conversion of debentures            356,814     357         161,325           -             -           -

   Net loss for the period                 -        -              -            (766,462)        -           -

   Foreign currency
     translation gain                      -        -              -               -          8,540          -

   Unrealized gain                         -        -              -               -            -          69,280

   Balance, September 30, 1998         6,141,750  $6,142     $20,491,155    $(16,954,665)   $(27,360)    $ 69,280



          See accompanying notes to consolidated financial statements.

                                  EUROWEB INTERNATIONAL CORP.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September  30,
                                                                                         1999            1998


Cash flows from operating activities
   Net loss                                                                        $ (521,318)      $(766,462)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization of property and equipment                        27,396         100,663
         Amortization of goodwill                                                      129,161         291,000
         Gain on capital contribution by parent company of minority
           interests                                                                  (147,000)           -
         Bad debts                                                                       5,929            -
         Interest on debentures paid in shares of capital stock                           -             11,682
         Write down of condominium building held for sale                                 -             75,000
         Loss on sale of property                                                         -                247
         Loss on sale of securities                                                    126,841            -
         Equity in net income of Euroweb Rt.                                           (66,989)           -
         Foreign currency loss                                                             931          19,094
         Changes in operating assets and liabilities:
            (Increase)decrease in:
               Accounts receivable                                                     (18,018)         12,229
               VAT refund receivable                                                      -            (37,776)
               Receivable from Euroweb Rt.                                              65,715           -
               Prepaid and other current assets                                         50,403          19,467
            Increase(decrease) in:
               Accounts payable and accrued expenses                                   (16,171)       (167,643)
               Deferred revenue                                                         (5,524)         58,041

     Net cash used in operating activities                                            (396,272)       (384,458)

Cash flows from investing activities
   Receivable from Hungarian Broadcasting Corporation                                     -                179
   Certificates of deposit                                                             (33,422)          -
   Repayment of note receivable                                                        605,393           -
   Proceeds of loan receivable                                                        (250,000)          -
   Repayment of loan receivable                                                         61,859           -
   Investment in EuroWeb Rt.                                                           (59,100)          -
   Acquisition of property and equipment and construction
     in progress                                                                       (23,935)        (40,342)
   Acquisition of intangibles                                                             -            (28,795)
   Payable to former owners of business acquired                                                      (115,000)
   Acquisition of four subsidiaries, net of cash acquired                           (2,092,868)          -
   Proceeds of sale of securities                                                       38,446           -                       -

     Net cash used in investing activities                                          (1,753,627)       (183,958)

Cash flows from financing activities
   Payments of loan payable                                                            (14,613)          -
   Exercise of common stock options                                                     90,000         135,000
   Proceeds from issuance of common stock                                            3,053,687         549,940

     Net cash provided by financing activities                                       3,129,074         684,940

Effect of foreign exchange rate changes on cash                                           (931)        (10,554)

Increase(decrease) in cash and cash equivalents                                      1,005,244         105,970
   Cash and cash equivalents at beginning of period                                  1,688,280         697,948

   Cash and cash equivalents at end of period                                       $2,693,524       $ 803,918

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                    $      878       $  6,000

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock upon conversion of debentures and accrued interest      $    -           $ 161,682
   Shares of stock received in settlement of net balance due from
     Hungarian Broadcasting Corp.                                                        -             177,418
   Issuance of common stock for acquisition of four subsidiaries                     2,000,000            -


          See accompanying notes to consolidated financial statements.

                             EUROWEB INTERNATIONAL CORP.
                     Notes to Consolidated Financial Statements
                                     (Unaudited)



 1. Summary of Significant Accounting Policies

    (a)  Principles of Consolidation

         The consolidated financial statements include the accounts of Euroweb International Corp. (the "Company"), its wholly-owned subsidiaries and its majority-owned subsidiaries. The operations of Euroweb Rt., a wholly-owned subsidiary in the Internet business, were included in the consolidated financial statements through November 20, 1998, at which date the Company sold 51% of its interest in Euroweb Rt. The remaining 49% interest is carried on the equity method.

         The operations of Luko Czech-Net, s.r.o. ("Luko Czech"), a limited liability company, was acquired as a wholly-owned subsidiary by the purchase of 100% of its registered capital stock on June 11, 1999. The operations of Luko Czech have been included since June 1, 1999.

         The operations of EUnet Slovakia, s.r.o. ("EUnet") was acquired as a wholly-owned subsidiary by the purchase of 100% of its outstanding shares of capital stock on July 15, 1999. The operations of EUnet has been included since August 1, 1999.

         The operations of DoDo s.r.o. ("R-Net"), a trade company, was acquired as a 70% owned subsidiary by the purchase of 70% of equity of the Company on August 9, 1999. The operations of R-Net have been included since August 1, 1999.

         The operations of Global Network Services, a.s., ("SKNET") was acquired as a 70% owned subsidiary by the purchase of 70% of the outstanding shares of stock on September 23, 1999. The operations of SKNET has not been included.

         Minority interests are recorded using the parent company theory method.

         All of the acquired companies are Internet service providers.

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

                            EUROWEB INTERNATIONAL CORP.
                     Notes to Consolidated Financial Statements
                                     (Unaudited)



    (d)  Revenue Recognition

         Revenues from monthly Internet services are recognized in the month in which the services are provided.

    (e)  Foreign Currency Translation

         The Company uses the local currencies, the Hungarian forint, Czech koruna and the Slovak koruna as the functional currencies for measuring the accounts of Euroweb Rt. and Luko Czech, EUnet, R-Net and SKNET. It translates all assets and liabilities at exchange rates in effect at the balance sheet date and all income and expense accounts at average rates, and records adjustments resulting from the translation in a separate component of stockholders' equity.

    (f)  Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    (g)  Fair Value of Financial Instruments

         The carrying values of cash equivalents, certificates of deposit, notes and loans receivable, accounts payable and accrued expenses approximate fair values.

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

                            EUROWEB INTERNATIONAL CORP.
                     Notes to Consolidated Financial Statements
                                     (Unaudited)



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

 2. Organization, Business, Acquisitions and Discontinued Operations

    The Company is a Delaware corporation which was organized on November 9, 1992. On January 2, 1997, the Company acquired three Hungarian Internet service companies for a purchase price of approximately $1,913,000. These acquisitions were accounted for using the purchase method of accounting. The Company consolidated the Internet service companies into its wholly-owned subsidiary, Euroweb Rt.

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

                            EUROWEB INTERNATIONAL CORP.
                     Notes to Consolidated Financial Statements
                                     (Unaudited)



    The Company's consolidated statements of operations include the equity in net income of Euroweb Rt. for the three months and nine months ended September 30, 1999 and the results of operations of Euroweb Rt. for the three months and nine months ended September 30, 1998. Operating data for Euroweb Rt. for the three months and nine months ended September 30, 1999 include the following:

                                                   Three Months   Nine Months

            Revenues                                 $808,560      $2,161,560

            Net Income                               $ 87,680      $  393,410

            Company's 49% equity in net income       $ 51,827      $  201,635

            Amortization of the excess of the
              carrying value of the Company's
              investment over its equity in the
              fair value of the underlying net
              assets                                  (44,882)       (134,646)

            Equity in net income of Euroweb Rt.      $  6,945      $   66,989

    On June 11, 1999, the Company acquired all of the participation interests of Luko Czech, an Internet service provider in the Czech Republic for a total cost of $1,848,433, consisting of 450,000 shares of the Company's common stock valued at $2 per share, issued June 11, 1999, and the balance paid in cash. This acquisition was accounted for using the purchase method of accounting. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounted to $1,700,215, which is being amortized over its estimated useful life of five years. The results of Luko Czech's operations from June 1, 1999 to September 30, 1999 have been included in the accompanying statements of operations and comprehensive loss for the three months and nine months ended
    September 30, 1999.

    On July 15, 1999, the Company acquired all of the outstanding shares of capital stock of EUnet, an Internet service provider in the Slovak Republic, for a total cost of $804,020 consisting of 237,040 shares of the Company's common stock valued at $1.6875 per share issued July 19, 1999 and the balance paid in cash. This acquisition was accounted for using the purchase method of accounting. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounted to $717,460 which is being amortized over its estimated useful life of five years. The results of EUnet's operations from August 1, 1999 to September 30, 1999 have been included in the accompanying statements of operations and comprehensive loss for the three months and nine months ended September 30, 1999.

    On August 9, 1999, the Company acquired 70% of the equity of R-Net, an Internet service provider in the Slovak Republic for a total cost of $626,840, consisting of 145,455 shares of the Company's common stock valued at $1.375 per share issued August 13, 1999 and the balance paid in cash. This acquisition was accounted for using the purchase method of accounting. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounted to $605,237 which is being amortized over its estimated useful life of five years. The results of R-Net's operations from August 1, 1999 to September 30, 1999 have been included in The accompanying statements of operations and comprehensive loss for the three months and nine months ended September 30, 1999.

                            EUROWEB INTERNATIONAL CORP.
                     Notes to Consolidated Financial Statements
                                     (Unaudited)



    On September 23, 1999, the Company acquired 70% of the outstanding shares of SKNET, an Internet service provider in the Slovak Republic for a total cost of $1,221,248, consisting of 355,568 shares of the Company's common stock valued at $1.406 per share, 250,000 shares issued October 1, 1999 and 105,568 shares issued October 18, 1999 and the balance paid in cash. This acquisition was accounted for using the purchase method of accounting. The excess of the Company's cost over the fair value of the net assets ZZ acquired (goodwill) amounted to $1,240,909 which is being amortized over its estimated useful life of five years. The results of SKNET's operations have not been included in the accompanying statements of operations and comprehensive loss for the three months and nine months ended September 30, 1999

    The following pro forma information presents the consolidated results of the Company's operations as if the acquisitions had occurred on January 1, 1998:

                            Three Months Ended         Nine  Months Ended
                               September 30,              September 30,
                            1999         1998          1999         1998

    Revenues              $805,222   $1,122,297     $2,386,035  $3,026,425

    Net loss               474,165      617,180      1,339,662   1,469,858

    Net loss per share    $   (.05)    $   (.11)     $    (.16)  $    (.27)

    These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 1998, or of future results of operations of the consolidated entities.

    During 1998, the Company completed the sale of all of the apartments in one of two condominium buildings constructed by the Company. The purchaser of all of the apartments, ecept for one, was the Company's former President. In December 1998, the former President also purchased all of the outstanding shares of stock of the Company's wholly-owned construction subsidiary for $1,500,000, which resulted in a loss of of $119,678. The subsidiary's only significant asset was the second condominium building. The sales price was satisfied by a payment of $500,000 in January 1999 and the issuance of a promissory note of $1,000,000 payable in sixty equal monthly installments including interest at approximately 7.3% per annum. The note is collateralized by the building. With the sale of the construction subsidiary, the Company has exited the construction business and, accordingly, the construction operations have been classified as discontinued for the three months and nine months ended September 30, 1998. Revenues for the nine months ended September 30, 1998 were $1,724,468 and the loss from discontinued operations was $15,968 ($.00 per share).

3.  Interim Periods

    The accompanying consolidated financial statements for the three months and nine months ended September 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

                            EUROWEB INTERNATIONAL CORP.
                     Notes to Consolidated Financial Statements
                                     (Unaudited)



 4. Incorporation by Reference

    Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 1998 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

 5. Cash Concentration

    At September 30, 1999, cash and cash equivalents included $104,367 and $2,203,599 on deposit in the United States with a money market fund and major money center bank, respectively, and one certificate of deposit of a major U.S. money center bank aggregating $1,018,564. In addition, $298,699, $86,860 and $6,607 were on deposit in Czech, Slovak and Hungarian banks respectively.

 6. Investment in Hungarian Broadcasting Corp.

    On June 30, 1998, the Company settled its receivable of $177,418 from Hungarian Broadcasting Corp. ("HBC"), a public company, by receiving 68,732 restricted shares of HBC common stock which were subject to a lock-up through June 30, 1999. The 68,732 shares represent less than 3% of HBC's total outstanding shares of common stock. The valuation of the stock represented a discount of 30% from its market value on that date. The Company sold all of the HBC stock, 63,732 shares and 5,000 shares in the third and fourth quarters of 1999 respectively. The sale resulted in a realized loss of $126,841 in the third quarter of 1999. The remaining investment in HBC is carried at its selling price. The remaining unrealized loss of $9,951, recorded in a separate component of stockholders' equity will be realized in the fourth quarter 1999.

 7. Loan Receivable

    In January 1999, the Company loaned $150,000 to its Vice-President for the purpose of buying an apartment in Budapest. On September 27, 1999, the Company loaned an additional $100,000 to its vice president for the purpose of buying a second apartment in Budapest, bringing the total outstanding principal on that date to $188,141. The old and new loan have been consolidated and are repayable in 26 monthly installments of $8,000, including interest at 11% per annum. The loan is collateralized by the Vice-President's two apartments.

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

    During April and May 1999, the Company sold the following shares of its common stock in four private placements:

                152,380   shares at $1.31 per share to a company owned
                          by the Company's former President. Mandatory
                          redemption by the Company of 50% of these shares
                          expired on 9/30/99
                565,141   shares at $1.31 per share
                942,840   shares at $1.75 per share
                500,000   shares at $1.50 per share
       Total  2,160,361   shares

                            EUROWEB INTERNATIONAL CORP.
                     Notes to Consolidated Financial Statements
                                     (Unaudited)




    The purchasers of the 942,840 shares also received three-year warrants to purchase 942,840 shares at $2.00 per share and 942,840 shares at $2.25 per share.

    A private placement agent received 106,520 warrants to purchase shares of common stock 50,000 at $2.00 and 56,520 at $2.20 per share.

    During April 1999, the Company also granted a total of 1,000,000 common stock options to its Chairman of the Board, President and Vice President. The options are exercisable over seven years at a price of $1.625 per share.

    As discussed in Note 2, the Company issued 450,000 shares of its common stock during June 1999 in connection with the acquisition of Luko Czech, 237,040 shares of its common stock in July 1999 in connection with the acquisition of EUnet, 145,455 shares of its common stock in August 1999 in connection with the acquisition of R-Net and 355,568 shares in September in connection with the acquisition of CKNet.

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

 9. Commitments

    Employment agreements with the three officers of the Company provide for aggregate annual compensation of $368,000 through September 30, 2004 and $150,000 thereafter through December 31, 2005.

10. Subsequent Events

    On October 27, 1999 the Company signed a letter of intent to sell new shares to a West European based international telephone company, whereby the buyer will own 51% of the Company. This sale is subject to the completion of satisfactory due diligence to be completed by November 17, 1999.

    The buyer will pay $1.58 per share to purchase about 10.3 million newly issued common shares for a total consideration of approximately $16.2 million. The sale is subject to a 30 day due diligence period for the buyer, approval by both boards of directors and approval by Euroweb's shareholders. The parties agreed to keep the buyer's name confidential until the conclusion of due diligence.

                            EUROWEB INTERNATIONAL CORP.
                     Notes to Consolidated Financial Statements
                                     (Unaudited)



    On November 1, 1999 the board of directors approved the modification to Mr. Frank Cohen's employment contract dated October 15, 1999. Mr. Cohen is Chairman, Secretary and Chief Executive Officer. The modification cancels and deletes the obligation of the company to pay the premiums on a split dollar life insurance policy in the face amount of up to $2,000,000 on the life of Mr. Cohen. In consideration of Mr. Cohen's agreement to said cancellation, the company increased his basic salary from $150,000 per year to $200,000 per year commencing January 1, 2000.

    In October 1999, the Company entered signed letters of intent to purchase the following interests in Internet Service Providers:

    a) All of the outstanding stock of Isternet Sr, s.r.o., located in the Slovak Republic, for $190,000 in cash.

    b) All of the outstanding stock of Inicia s.r.o., located in the Czech Republic, through its subsidiary Czech Net for $1,060,000 in cash.

    As of November 15, 1999, all of the acquisitions described above are subject to completion of satisfactory due diligence procedures.

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

    On November 5, 1999, Deutsche Bank AG filed Schedule 13G, dated
    October 28, 1999 with the Securities and Exchange Commission, indicating that they beneficially owned 880,000 shares which comprised 9.7% of the Company's common shares outstanding.

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

On November 20, 1998, the Company sold a 51% interest in Euroweb Rt. The Company's consolidated statements of operations include the equity in net income of Euroweb Rt. for the three months and nine months ended September 30, 1999 and the results of its operations for the three months and nine months ended September 30, 1998.

Revenues of Euroweb Rt. for the first nine months of 1999 amounted to $2,161,560. This represented a substantial increase from the revenues of $1,345,953 or the first nine months of 1998 and was primarily due to the sale of more leased lines to business customers. Net income of Euroweb Rt. before amortization of goodwill for the 1999 period was $393,410 compared to net income of $135,232 in 1998.

Equity in net loss of Euroweb Rt. of $1,919 represents 49% of the subsidiary's net income less amortization of goodwill.

On June 11, 1999 the Company acquired all of the outstanding stock of Luko Czech-Net, s.r.o. ("Luko Czech"), an Internet service provider in the Czech republic. This acquisition was accounted for using the purchase method of accounting and the results of its operations from June 1, 1999 to September 30, 1999 have been included in the accompanying statements of operations and comprehensive loss for the three months and nine months ended September 30, 1999.

The consolidated net loss for the nine months ended September 30, 1999 amounted to ($521,318) compared to a net loss of ($766,462) in 1998. The loss from discontinued opertation for the nine months ended September 30, 1999 amounted to ($50,858) compared to a net loss of ($90,968) in 1998. These represent the losses from operations incurred by the construction business which was sold in December 1998. The 1999 losses represent settlements of claims between the buy of the construction business and the Company.

The pro forma consolidated net loss for the nine months ended September 30, 1999 (assuming that all subsidiaries had been acquired on January 1, 1998) amounted to a net loss of $1,339,662 for the nine months ended September 30, 1999 compared to a net loss of $1,469,858 in 1998.

On July 15, 1999, the Company acquired all of the outstanding shares of capital stock of EUnet, an Internet service provider in the Slovak Republic. This acquisition was accounted for using the purchase method of accounting and the results of EUnet's operations from August 1, 1999 to September 30, 1999 have been included in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 1999.

On August 9, 1999, the Company acquired 70% of the equity of R-Net, an Internet service provider in the Slovak Republic. This acquisition was accounted for using the purchase method of accounting and the results of R-Net's operations from August 1, 1999 to September 30, 1999 have been included in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 1999.

On September 23, 1999, the Company acquired 70% of the outstanding shares of SKNET, an Internet service provider in the Slovak Republic. This acquisition was accounted for using the purchase method of accounting and the results of SKNET's operations have not been included in the accompanying statements of operations and comprehensive loss for the three months and nine months ended September 30, 1999

Liquidity and Capital Resources

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

During April and May 1999, the Company sold the following shares of its common stock in four private placements:

                  152,380   shares at $1.31 per share to a company owned
                            by the Company's former President.  Mandatory
                            redemption of 50% of these shares by the
                            Company expired on 9/30/99
                  565,141   shares at $1.31 per share
                  942,840   shares at $1.75 per share
                  500,000   shares at $1.50 per share
        Total   2,160,361   shares

The purchasers of the 942,840 shares also received three-year warrants to purchase 942,840 shares at $2.00 per share and 942,840 shares at $2.25 per share.

A private placement agent received 106,520 warrants to purchase shares of common stock 50,000 at $2.00 and 56,520 at $2.20 per share.

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

At September 30, 1999, the Company's cash and cash equivalents aggregated $2,693,524 and it owned a one-year certificate of deposit for $1,039,989. The Company anticipates that its current cash position and its cash flows from current operations as well as the issuances of additional shares of capital stock discussed above will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

On June 11, 1999, the Company acquired all of the outstanding stock of Luko Czech for a total cost of $1,841,758, consisting of 450,000 shares of the Company's common stock valued at $2 per share and the balance paid in cash.

On July 15, 1999, the Company acquired all of the outstanding shares of capital stock of EUnet, an Internet service provider in the Slovak Republic. This acquisition was accounted for using the purchase method of accounting and the results of EUnet's operations from August 1, 1999 to September 30, 1999 have been included in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 1999.

On August 9, 1999, the Company acquired 70% of the equity of R-Net, an Internet service provider in the Slovak Republic. This acquisition was accounted for using the purchase method of accounting and the results of R-Net's operations from August 1, 1999 to September 30, 1999 have been included in the accompanying statements of operations and comprehensive loss for the three months and nine months ended September 30, 1999.

On September 23, 1999, the Company acquired 70% of the outstanding shares of SKNET, an Internet service provider in the Slovak Republic. This acquisition was accounted for using the purchase method of accounting and the results of SKNET's operations have not been included in the accompanying statements of operations and comprehensive loss for the three months and nine months ended September 30, 1999

In October 1999, the Company entered signed letters of intent to purchase the following interests in Internet Service Providers:

    a) All of the outstanding stock of Isternet Sr, s.r.o., located in the Slovak Republic, for $1,060,000 in cash.

    b) All of the outstanding stock of Inicia s.r.o., located in the Czech Republic, through its subsidiary Czech Net for $190,000 consisting.

On October 27, 1999 the Company signed a letter of intent to sell new shares of common stock to a West European based international telephone company, whereby the buyer will own 51% of the Company. This sale is subject to the completion of satisfactory due diligence to be completed by November 17, 1999.

The buyer will pay $1.58 per share to purchase about 10.3 million newly issued common shares for a total consideration of approximately $16.2 million. The sale is subject to a 30 day due diligence period for the buyer, approval by both boards of directors and approval by Euroweb's shareholders. The parties agreed to keep the buyer's name confidential until the conclusion of due diligence.

As of November 15, 1999 all of the acquisitions described above are subject to satisfactory due diligence procedures.

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

            (h) Letter of intent between Teleconstruct Building Corp. and Pilistav(1)
            (i) Employment agreement between Registrant and Robert Genova(2) and termination agreement dated February 5, 1997(3)
            (j) Employment agreement between Registrant and Peter E. Klenner(2) and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A as amended(3)
            (k) Employment agreement between Registrant and Frank R. Cohen(2) and modifications of employment agreement(3)
            (l) Letter of Intent agreement between Registrant and Rsba-Com Rt.(3)
            (m) Letter of Intent agreement between Registrant and Kelet-Nograd Rt.(3)
            (n) Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas(3)
            (o)     Lease agreement between Registant's subsidiary EUnet Kft
                    and Varosmajor Passage, Kft. for office space(3)
            (p)     Acquisition agreement between Registrant and KFKI Computer
                    Systems Corp. dated December 13, 1996(3)
            (q)     Acquisition agreement between Registrant and E-Net
                    Hungary(3)
            (r)     Acquisition agreement between Registrant and MS
                    Telecom Rt.(3)
            (s)     Employment agreement between Registrant and Imre Kovats(3)
            (t)     Employment agreement between Registrant and Csaba Toro(3)
            (u)     Promissory Note from Registrant to HBC(3)
            (v)     Communication Services Agreement between Registrant and
                    MCI Global Resources, Inc.(4)
            (w) Lease and Option Agreement for Building B as of April 1, 1998 with Hafisa Kft.(5)
            (x) License Agreement between GRIC Communications, Inc. and Euroweb International Corp.(5)
            (y) Consulting Agreement between Registrant and Eurus Capital Corporation and Rescission Agreement(7)
            (y)(i) Agreement rescinding Option Agreement with Eurus Capital Corporation(8)
            (z) Financial Consulting Agreement between Registrant and J.W. Barclay & Co., Inc.(7)
            (aa) Mergers and Acquisitions Agreement between Registrant and J.W. Barclay(7)
            (bb)    Placement Agreement between Registrant and J.P. Carey,
                    Inc. and form of Placement Agent Warrants issued in connection with private placement financing(9)
            (cc) Private Placement Agreement between Registrant and Peter E. Klenner(9)
            (dd)    Employment Agreement between Registrant and Csaba Toro(9)
            (ee)    Employment Agreement between Registrant and Robert
                    Genova(9)
            (ff)    Employment Agreement between Registrant and Frank R.
                    Cohen(9)
            (gg) Placement Agreement between Registrant and JP Carey Securities Inc. and Warrant Agreement in connection with private placement financing(10)

            (hh) Private placement agreement between Registrant and M&A Management(10)
            (ii) Form of Subscription agreement in connection with private offering of Common Stock and Warrants pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933(10)
            (jj)    Acquisition Agreement between Registrant and Luko
                    Czech-Net, s.r.o. dated June 11, 1999(11)
            (kk)    Acquisition Agreement between Registrant and Slavia
                    Capital, O.C.P., A.S. dated July 2, 1999 (12)
            (ll)    Acquisition Agreement between Registrant and shareholders
                    of EUnet Slovakia s.r.o. dated July 14, 1999 (12)
            (mm)    Acquisition Agreement between Registrant and shareholders
                    of DoDo, s.r.o. dated August 5, 1999(12)


    B. A report on Form 8-K was filed as of April 21, 1999 during the quarter covered by this report. The report pertained primarily to certain private placements completed by the Company. Another report on Form 8-K was filed as of June 11, 1999 during the quarter covered by this report. The report pertained primarily to the acquisition by the Company of a Czech Internet Service Provider, Luko Czech-Net s.r.o.



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

                                      SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 12th day of November 1999.




                               EUROWEB INTERNATIONAL CORP.




                               By /s/ Frank R. Cohen
                                   Frank R. Cohen
                                   Chairman of the Board