Form 10QSB/A
period 1999-09-30
EUROWEB INTERNATIONAL CORP
filed 1999-11-22
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB/A



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

                               EUROWEB INTERNATIONAL CORP.


                                          INDEX



PART I.  Financial Information

Item 1.  Financial Statements

  Consolidated balance sheets as of September 30, 1999 (unaudited)
    and December 31, 1998 (audited)                                          2

  Consolidated statements of operations and comprehensive loss
    (unaudited) for the three months ended September 30, 1999 and 1998
    and the nine months ended September 30, 1999 and 1998                    3

  Consolidated statements of stockholders' equity (unaudited) for the
    nine months ended September 30, 1999 and 1998                            4

  Consolidated statements of cash flows (unaudited) for the nine
    months ended September 30, 1999 and 1998                                 5

  Notes to consolidated financial statements (unaudited)                     6

Signature                                                                   20

This amendment is being filed to correct a typing error on the Cash Flows statement filed with the 10-QSB on November 12, 1999.


PAGE>
                               EUROWEB INTERNATIONAL CORP.
                               CONSOLIDATED BALANCE SHEETS

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

                                  EUROWEB INTERNATIONAL CORP.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September  30,
                                                                                         1999            1998


Cash flows from operating activities
   Net loss                                                                        $ (521,318)      $(766,462)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization of property and equipment                        27,396         100,663
         Amortization of goodwill                                                      129,161         291,000
         Gain on capital contribution by parent company of Euroweb Rt.                (147,000)           -
         Bad debts                                                                       5,929            -
         Interest on debentures paid in shares of capital stock                           -             11,682
         Write down of condominium building held for sale                                 -             75,000
         Loss on sale of property                                                         -                247
         Loss on sale of securities                                                    126,841            -
         Equity in net income of Euroweb Rt.                                           (66,989)           -
         Foreign currency loss                                                             931          19,094
         Minority interests                                                               (628)           -
         Changes in operating assets and liabilities:
            (Increase)decrease in:
               Accounts receivable                                                     (18,018)         12,229
               VAT refund receivable                                                      -            (37,776)
               Receivable from Euroweb Rt.                                              65,715           -
               Prepaid and other assets                                                 50,403          19,467
            Increase(decrease) in:
               Accounts payable and accrued expenses                                   (16,171)       (167,643)
               Deferred revenue                                                         (5,524)         58,041

     Net cash used in operating activities                                            (369,272)       (384,458)

Cash flows from investing activities
   Receivable from Hungarian Broadcasting Corporation                                     -                179
   Certificates of deposit                                                             (33,422)          -
   Repayment of note receivable                                                        605,393           -
   Proceeds of loan receivable                                                        (250,000)          -
   Repayment of loan receivable                                                         61,859           -
   Investment in EuroWeb Rt.                                                           (59,100)          -
   Acquisition of property and equipment and construction
     in progress                                                                       (23,935)        (40,342)
   Acquisition of intangibles                                                             -            (28,795)
   Payable to former owners of business acquired                                                      (115,000)
   Acquisition of four subsidiaries, net of cash acquired                           (2,092,868)          -
   Proceeds of sale of securities                                                       38,446           -                       -

     Net cash used in investing activities                                          (1,753,627)       (183,958)

Cash flows from financing activities
   Payments of loan payable                                                            (14,613)          -
   Exercise of common stock options                                                     90,000         135,000
   Proceeds from issuance of common stock                                            3,053,687         549,940

     Net cash provided by financing activities                                       3,129,074         684,940

Effect of foreign exchange rate changes on cash                                           (931)        (10,554)

Increase(decrease) in cash and cash equivalents                                      1,005,244         105,970
   Cash and cash equivalents at beginning of period                                  1,688,280         697,948

   Cash and cash equivalents at end of period                                       $2,693,524       $ 803,918

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                    $      878       $  6,000

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock upon conversion of debentures and accrued interest      $    -           $ 161,682
   Shares of stock received in settlement of net balance due from
     Hungarian Broadcasting Corp.                                                        -             177,418
   Issuance of common stock for acquisition of four subsidiaries                     2,000,000            -


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

                                      SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 22nd day of November 1999.




                               EUROWEB INTERNATIONAL CORP.




                               By /s/ Frank R. Cohen
                                   Frank R. Cohen
                                   Chairman of the Board