Form 10KSB
period 1999-12-31
EUROWEB INTERNATIONAL CORP
filed 2000-03-30
CIK 905428

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999

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

      Title of Each Class              Name of Each Exchange on which Registered
Common Stock, par value $.001 per share              NASDAQ SMALL CAP

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes   X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant had revenues of $1,233,567 for the year ended December 31, 1999.
As of March 14, 2000, 23,246,118 shares of Common Stock were outstanding of which 11,432,564 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 14, 2000, was $102,893,076 (based upon the closing bid price on such date on the Nasdaq of $9.00).

Documents incorporated by reference:   Document Item(s) Into Which Incorporated

Annual Reports on Form 10-KSB for                       Part IV, Item 13
years ending December 31, 1996 and
December 31, 1997

Proxy Statement on Form DEF14A                          Part I, Item 4
filed December 14, 1999

Proxy Statement on Form DEF14A to                       Part III, Item 12
be filed no later than April 10, 2000

                                TABLE OF CONTENTS
                                                                        Page
PART I ...................................................................1

  ITEM 1   DESCRIPTION OF BUSINESS........................................1
           Background.....................................................1
           EuroWeb Strategy...............................................1
           Entry into ISP Market in Eastern
             Europe and History of  Acquisitions..........................1
           Market Analysis Summary........................................2
           Products and Services..........................................3
           Customers......................................................4
           Network Operations and Technical Support.......................5
           Sales and Marketing............................................5
           Competition....................................................5
           Government Regulations.........................................5
           Employees......................................................6

  ITEM 2   DESCRIPTION OF PROPERTIES......................................6

  ITEM 3   LEGAL PROCEEDINGS..............................................6

  ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............6

PART II ..................................................................7

  ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS............................................7
           Market Information.............................................7
           Holders of Common Stock........................................8
           Dividends......................................................8

  ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................8
           Operations.....................................................8
           Year Ended December 31, 1999 Compared to Year
             Ended December 31, 1998......................................9
           Liquidity and Capital Resources...............................10
           The Year 2000.................................................11
           Effect of Recent Accounting Pronouncements....................11
           Forward-Looking Statements....................................11
           Risk Factors..................................................12

  ITEM 7   FINANCIAL STATEMENTS..........................................15


  ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...........................16

PART III ................................................................16


  ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....16

  ITEM 10  EXECUTIVE COMPENSATION........................................17

  ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT................................................17

  ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................18

PART IV .................................................................18

  ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K..............................18

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

    EuroWeb International Corp. (the "Company" or "EuroWeb") is a Delaware corporation which was organized on November 9, 1992. It was a development stage company through December 31, 1993. Its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi Kft ("Teleconstruct"), a limited liability company, was organized on March 19, 1993 with the intention to contract with community-sponsored telecom companies in Hungary to construct and maintain local telephone exchanges in their areas. The subsidiary had two operating business segments: (1) building of condominium apartments and building renovation and
(2) design and civil engineering, and laying of underground fiber optic telephone and cable lines. The latter segment was discontinued in 1994.
The shares of the subsidiary, Teleconstruct, were sold in December 1998.
With the sale of Teleconstruct, the Company has exited the construction business and accordingly, the construction operations have been classified as discontinued operations for all periods presented.

EuroWeb Strategy

    Since exiting the construction business, the Company has been striving to be the leading supplier in Central Europe to businesses of complete communications solutions using Internet technologies. Rather than servicing individual users, the Company focuses its efforts on business users and seeks to satisfy all their needs with high quality and reliable service.

    The Company's business has shown continued growth since it entered the Internet field in January 1997, and the Company has made various acquisitions in Hungary, the Czech Republic and Slovakia. The Company expects such growth to continue throughout Central Europe, as it explores other expansion opportunities throughout the region, and lays the groundwork to enter the e-commerce market in the region.

Entry into ISP Market in Central Europe and History of  Acquisitions

    The Company entered the Internet Service Provider ("ISP") market in Central Europe through various acquisitions of companies in that area over the past three years. On January 2, 1997 the Company acquired all of the outstanding stock of three Hungarian ISPs for a total purchase price of approximately $1,785,000, consisting of 144,000 shares of common stock of the Company and $1,425,000 in cash (collectively, the "1997 Acquisitions"). Thereafter in 1997, the three Hungarian companies were combined and merged into a new Hungarian company known as EuroWeb Rt. On November 22, 1998, the Company sold 51% of the

--------------
1 1997 Acquisitions were as follows:
(a) Eunet (Hungary Ltd.) for a total cash cost of $1,000,000, and an assumption of $128,000 in liabilities;
(b) E-Net Hungary Telecommunications and Multimedia for a total cash cost of $200,000 and $150,000 in stock (60,000 share valued at $2.50 per share); and
(c) MS Telecom Rt. for a total cash cost of $225,000 and $210,000 in stock (84,000 shares valued at $2.50 per share).

outstanding shares of EuroWeb Rt. to Pantel Rt. for $2,200,000 in cash and an agreement to increase the share capital of EuroWeb Rt. by $300,000 without changing the ownership ratio (after the capital increase, the ownership ratio would remain 49 - 51 percent). Because the Company currently owns a minority interest in EuroWeb Rt., and EuroWeb Rt. is not a consolidated subsidiary of the Company, neither the revenues derived from the Hungarian operation nor information on employees of the Hungarian operation are included in the Company's financial figures for the year ended December 31, 1999.

    The Company continued with its acquisitions of ISPs in the Czech Republic and Slovakia in 1999. On June 11, 1999, the Company acquired all of the participating interests of Luko CzechNet, an ISP in the Czech Republic, for a total cost of $1,862,154 consisting of 450,000 shares of the Company's common stock valued at $2.00 per share, and the balance paid in cash. On July 15, 1999, the Company acquired all of the outstanding shares of capital stock of EUnet Slovakia, an ISP in the Slovak Republic, for a total cost of $813,299 consisting of 237,040 shares of the Company's common stock valued at $1.6875 per share issued August 9, 1999 and the balance paid in cash. The Company then made another acquisition of a Slovak ISP on July 15, 1999 with the purchase of 70% of the equity of Dodo s.r.o.'s subsidiary, R-Net, for a total cost of $630,234 consisting of 145,455 shares of the Company's common stock valued at $1.375 per share issued August 13, 1999 and the balance paid in cash. On September 23, 1999 the Company acquired from Slavia Capital o.c.p., a.s. all of the issued and outstanding stock of Global Network Services a.s.c., a Slovakian corporation providing Internet service primarily to businesses located in Bratislava and other major cities in Slovakia for a total purchase price of $1,663,051, consisting of 355,568 shares of the Company's common stock valued at $1.406 per share issued on September 23, 1999, and the balance paid in cash. Eunet Slovakia was then merged into Global Network Services, with the new name of EuroWeb Slovakia a.s.c.. Dodo s.r.o.'s subsidiary continues to operate as a separate entity in Slovakia.

    In October 1999, the Company entered signed letters of intent to purchase all of the outstanding stock of Isternet Sr., s.r.o., a Slovak ISP, for approximately $1.1 million in cash. This acquisition is subject to approval of the Slovakian Antitrust Commission, and is being held in abeyance pending such approval.

    Negotiations are also in progress to acquire controlling interests in additional ISPs in Slovakia, the Czech Republic as well as in Romania. The Company also intends to extend into the e-commerce market in Central Europe.

Market Analysis Summary

    The Internet is a collection of connected computer systems and networks that link millions of public and private computers. The Internet and the web have experienced rapid growth over recent years. This growth is projected to continue. According to Nielson Net Ratings, as of July, 1999, there were approximately 210 million users worldwide. Explosive growth of the Internet is expected to significantly increase Internet purchases. International Data Corporation ("IDC") reports that the amount of commerce conducted over the web will top a staggering $1 trillion by 2003.

    The Company believes that the countries that it is targeting in Central Europe present a tremendous opportunity for long-term growth.

Products and Services

    The Internet industry consists of three primary functions: (1) providing access to the Internet; (2) maintaining ("hosting") the computers, known as "servers," which store, and allow access to, Web sites; and (3) developing content, including graphics and database functions, for Web sites on the Internet (collectively referred to as "Value Added Services").

     EuroWeb provides services in all three areas. In 1999, 85% of EuroWeb's revenue was derived from providing access, 14% was derived from Web services, and 1% was derived from providing value added services.

    Access Options and Pricing

    Access to the Internet can be either through a leased line, which maintains an open connection to the Internet at all times, or through dial-up service, which requires subscribers to dial a telephone number to connect to the Internet.

    EuroWeb offers a variety of access options, including leased-line and dial-up lines. The following tables describe some of EuroWeb's Internet access options.

Low Speed Dial-up Access (56 Kbps)

    Low speed dial-up access services are primarily marketed to individuals and households.

Services                   Current List Price       Summary Description
--------                   ------------------       -------------------
Individual Internet        $323/Year                Full Internet for single
                           No startup fee           computer with mailbox
                           No traffic fee

Business Internet          $27/Month                Full Internet service for
                           Traffic fee              small corporate networks
                           Startup fee: $38

High Speed Access (64Kbps-2Mbps)

    High speed access services are primarily marketed to business accounts.

Services                   Current List Price       Summary Description
--------                   ------------------       --------------------
Business Internet ISDN     $38/Month                Full Internet service for
64Kbps - 128Kbps)          Traffic fee              medium corporate network
                           Startup fee: $38         over Integrated Services
                                                    Digital Network ("ISDN")

Business Internet Managed  $38/Month                Full Internet service for
Leased Line                Traffic fee              big corporate networks
64Kbps - 2Mbps             Startup fee:             over dedicated line
                           $346-$5,076

Dedicated International    $2,300-$14,000/Month      Full Internet service
 Line                      Traffic fee:  Limitless   for very big corporate
64K-512K                   Startup fee:  $571-$1,286 networks or Internet
                                                     resellers over dedicated
                                                     international line


Web Services and Pricing

    EuroWeb markets various services for the design, development, hosting and maintenance of home pages (entry points for a collection of information presented through the World Wide Web). EuroWeb installs and maintains home pages on EuroWeb servers for customers concerned with the cost, difficulty or security of maintaining home pages on their own network.

    Web site content on the Internet is stored on computers known as servers (that "serve" information to Internet users). The business of "Web site hosting" includes maintaining these computers as well as ensuring that the computers are always connected to the Internet so that information may be available 24 hours a day, seven days a week. Web hosting services are provided for a monthly fee which varies depending on the bandwidth of the connection to the Internet, as well as other factors.

Services                Current List Price           Summary Description
--------                ------------------           -------------------
Web Hosting             $5-$48/Month                 Hosting companies' sites

Web Server Hosting      From $120/Month              Hosting companies, Web
                        No startup fee               servers in EuroWeb's
                                                     machinery room

Autoweb                 From $24/Month               Automatic creation of Web
                        Startup fee $476             sites
                                                     Design & Programming
                                                     Corporate web sites

Value-Added Services

    EuroWeb has developed several databases for its customers, including various on-line databases for Hungarian, Czech and Slovakian companies.

    These databases enable subscribers to search for company data registered with the respective country's registration agency. EuroWeb keeps such databases current on a weekly basis and has translated the information into English and German. EuroWeb intends to continue to develop databases for other customers.

    The Company also intends to enter the e-commerce market in Central Europe, as it is currently laying the groundwork for provision of this service.

Customers

    EuroWeb's customers are businesses and professionals in various sectors, including government, multinational corporations, computer systems and service, tourism and entertainment, banking and insurance, and media. EuroWeb's customer base has grown to over 250 leased line business customers and over 7,500 dial up customers in Slovakia and in the Czech Republic as of December 31, 1999. In 1999, no customer accounted for more than ten percent of EuroWeb's total revenues.

Network Operations and Technical Support

    EuroWeb believes that effective network and technical support are important criteria by which commercial users select Internet access providers and has dedicated substantial resources to building a high quality support infrastructure. As of December 31, 1999, EuroWeb had a network operations group consisting of sixteen (16) people, including thirteen (13) providing technical support and three (3) providing customer support. EuroWeb's network operations personnel located at EuroWeb's network operations center in Slovakia and the Czech Republic are responsible for continuously monitoring traffic across EuroWeb's network infrastructure. EuroWeb's technical support personnel work to find solutions for customers experiencing difficulties with Internet applications. Both technical support and customer support personnel are currently available from 8 a.m. to 8 p.m., Monday through Friday. At other times, these personnel respond to technical support requests via paging services.

Sales and Marketing

    EuroWeb employs twenty-one (21) persons in sales and marketing. To date, EuroWeb has sold its Internet access and applications products and services primarily through direct telephone contact. Call activity is generated in response to a variety of promotional programs, including advertising in general business and specialty periodicals, participation in industry shows, and press relations. The sales persons work closely with the sixteen-person customer and technical support group, which is responsible for installation at multiple sites and for support and technical consulting services for the first thirty days after installation.

Competition

    The market for Internet services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. EuroWeb expects competition to persist, intensify and increase in the future. EuroWeb's principal competitors in Hungary are Datanet, which has a customer base similar to that of the Company's, and MATAV, the national Hungarian telephone company. In Slovakia, the Company competes with Telenor Nextra, Ltd., Bratislava and Global TeleSystems Europe, B.V. ("GTS"), both of which have a customer base similar to that of the Company's. There are also small niche companies engaged in the Internet market, systems integration and software development that compete with the Company for market share.

    There are relatively low barriers to entry into EuroWeb's business.
Because other professional services firms similar to EuroWeb's rely on the skill of their personnel and the quality of their client service, EuroWeb has no patented technology that would preclude or inhibit competitors from entering the ISP market. EuroWeb expects that it will face additional competition from new entrants into the market in the future.

Government Regulations

    EuroWeb is not currently subject to direct government regulation other than laws and regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, with the increasing popularity and use of the Internet, it is likely that new laws and regulations involving the Internet will be adopted at the local, state, national or international levels, covering issues such as user privacy, freedom of expression, pricing of products and services, taxation, information security or the convergence of traditional communications services with Internet communications.

Employees

    The Company employs a total of fifty-six (56) persons in the Czech Republic and in Slovakia: six (6) in management, twenty-one (21) in sales, three (3) in graphics and Web development, three (3) in customer support, thirteen (13) in networking operations and ten (10) administrative persons. None of the Company's employees are represented by a labor organization. These figures do not include employees at EuroWeb Rt. in Hungary.

    The Company's business of delivering Internet services is labor intensive. Accordingly, EuroWeb's success depends in part on its ability to identify, hire, train and retain employees who can provide the Internet strategy, technology, marketing, audience development and creative skills required by clients. There is currently a shortage of such personnel, and this shortage is likely to continue for the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTIES

    The following table lists the office spaces that the Company and its subsidiaries lease from unaffiliated persons:

                                                                                Rent
                                                                       Sq.     Amount  Lease
    Lessor       Address of Property      Primary Use                  feet    /Month  Terms
The Company      445 Park Avenue          stockholder relations and    800     $2,000   month to
                 New York, NY 10022       and general executive                          month

LUKO Czechnet    Argentinslea 58          general operations            1400   $2,000   month to
                 CS-170 05                                                               month
                 Prague, Czech Republic

EuroWeb          Rocianska 36             general operations            4800   $1,250   month to
Slovakia a.s.c.  SK-83102                                                                month
                 Bratislava, Slovakia




ITEM 3.  LEGAL PROCEEDINGS

    In May 1999, a statement of claim was filed against Luko Czech, one of the Company's wholly-owned subsidiaries in the Czech Republic. The claim involves alleged damages in the amount of approximately $132,000 resulting from the Company's cancellation of a contract with a data network provider. The Company claims that the contract was terminated in accordance with its terms and conditions, and has presented documentation in support of its position. The Company is not a party to any other material legal proceedings as of the date of this report.

                                      -6-
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1999.

    The Company did, however, send proxy solicitations to security holders of the Company on December 14, 1999 to approve matters submitted to a vote at a special meeting that was to be held on January 12, 2000 and was adjourned until February 11, 2000. At that meeting security holders of the Company approved:
(1) a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 20,000,000 shares to 60,000,000 shares of common stock; and (2) a proposal for the issuance by the Company to KPN Telecom B.V., a Netherlands limited liability Company ("KPN") of such number of shares of common stock that would give KPN 51% of the Company's issued and outstanding shares of common stock; and the issuance and sale of such number of additional shares of the Company's common stock so as to preserve KPN's holding of 51% of the issued and outstanding shares of the Company's common stock after giving effect to the issuance of additional shares of common stock upon exercise by third parties of outstanding warrants, options or other securities carrying rights to shares of common stock (collectively, the "KPN transaction").

    The Company filed the proxy soliciting material referred to above with the Securities and Exchange Commission ("SEC") on December 14, 1999 on form DEF 14A.

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

                                        High             Low
Quarter Ending:

1998
------------------
March 31, 1998                           .500             .250
June 30, 1998                           3.250             .375
September 30, 1998                      2.750             .750
December 31, 1998                       3.000            1.375

1999
------------------
March 31, 1999                          3.188            1.594
June 30, 1999                           2.750            1.344
September 30, 1999                      1.688            1.250
December 31, 1999                      12.250           10.688


On March 14, 2000 the closing bid price on the Nasdaq for the Common Stock was $9.00.

Holders of Common Stock

    As of March 14, 2000 the Company had 23,246,118 shares of Common Stock outstanding and 147 shareholders of record. The Company believes that it has approximately 11,000 beneficial owners who hold their shares in street names.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with "Selected Financial Information" and the Company's Consolidated Financial Statements including the Notes thereto, included elsewhere in this report. Except for the historical information contained herein, the discussion in the report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those anticipated in these forward-looking statement as a result of certain factors including but no limited to, those set forth under "Risk Factors" and elsewhere here in.

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

                                       -8-

    In January 1997, the Company acquired three ISP businesses in Hungary and consolidated the three Hungarian ISPs under one roof under the name of Euroweb Rt. On November 20, 1998 the Company sold a 51% interest in
EuroWeb Rt. On June 11, 1999, the Company acquired all of the participating interests in Luko Czech, an ISP operating in the Czech Republic. The Company also acquired in 1999 all or a majority of the respective interests in three ISPs operating in Slovakia. The three acquisitions in Slovakia included:
(1) all of the outstanding shares of capital stock of EUnet Slovakia, (2) 70% of the equity R-Net, a subsidiary of Dodo s.r.o. and (3) all of the outstanding shares of Global Network Services a.s.c., which was owned by Slavia
Capital o.c.p., a.s.

    Because the Company only had a minority interest in EuroWeb Rt. until November 1998, the Company's consolidated statement of operations for the year ended December 31, 1998 includes (1) the results of operations of EuroWeb Rt. through November 20, 1998 and (2) the Company's equity in net loss of EuroWeb Rt. from November 21 to December 31, 1998.

    The Company's consolidated statement of operations for the year ended December 31, 1999 includes (1) the results of operations of Luko Czech from the day of acquisition through December 31, 1999 and the results of operations of the three Slovakian companies: EUnet Slovakia s.r.o., Global Network Services, a.s.c., (which two companies were merged into Euroweb Slovakia s.r.o.) and Dodo s.r.o. (all such companies acquired in 1999 herein referred to collectively as the Acquired Companies, and individually as the Acquired Company) beginning from the day each Acquired Company was acquired through December 31, 1999 and (2) the Company's equity in net profit from EuroWeb Rt. for the calendar year 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Total revenues from Internet activities for the year ended December 31, 1999 were $1,233,567. This revenue figure does not reflect a full year's revenue as each of the Company's four operating subsidiaries were acquired during 1999 and the Acquired Companies operations were only included from the dates of acquisition. No revenue is reported for the year ended December 31, 1999 from EuroWeb Rt., as the Company only reports EuroWeb Rt.'s results of operations on the equity method. The inclusion of EuroWeb Rt. in the revenue figures below are solely for purposes of comparison to 1998 figures. Accordingly, the Company cannot report revenues, expenses and results of operations of EuroWeb Rt., in the Company's financial statements. EuroWeb Rt., had revenues from Internet activities of $3,091,486 for the year ended
December 31, 1999. Had both the Acquired Companies and EuroWeb Rt. reported a combined full year of Internet revenues, total Internet revenues for this year would have been $6,096,206 as compared to Internet revenues of $1,958,062 for the year ended December 31, 1998.

       Full Internet revenues by country, including Euroweb Rt., are the following:

            Hungary                                          $3,091,486
            Slovakia                                          2,023,586
            Czech Republic                                      981,137

                                                             $6,096,206

    For the year ended December 31, 1999, the Company realized a net loss of $1,223,066 or $(.14) per share compared to a net profit of $427,524 or .08 per share in 1998. Included in the loss for 1999 is $402,397 of amortization of goodwill relating to the acquisition of the subsidiaries acquired in 1999. Also included in the loss was a realized loss of $136,792 on the sale of the Company's investment in Hungarian Broadcasting Corporation, completely liquidating the Company's position in this corporation. The total of these two non-cash expenses is $539,189 or $(.06) per share. The profit in 1998 was due to the gain of a 51% interest in the Hungarian subsidiary, EuroWeb Rt.

    Equity in net income of EuroWeb Rt., of $83,595 reflects income for during the period of January 1, 1999 to December 31, 1999, based upon 49% ownership in EuroWeb Rt. The Company received cash of $2,200,000 from the November 1998 sale of a 51% interest in EuroWeb Rt. The Company is seeking to acquire other Internet service companies in Central and Eastern Europe.

Liquidity and Capital Resources

    In the second quarter 1999, the Company sold 2,160,361 shares of its common stock at an average price of $1.55 per share in four private placements. The net proceeds from these placements amounted to $3,054,553 after deducting placement agent fees and offering expenses of $297,545. In addition, the placement agent for one of the offerings was granted 50,000 warrants to purchase 50,000 shares of common stock until April 1, 2002 at $2.00 per share. Another placement agent from one of the offerings was granted 56,514 warrants to purchase 56,514 shares at $2.10 per share until March 17, 2004 on the first placement and 50,000 warrants to purchase 50,000 shares at $2.10 per share until May 2, 2004 on the second placement. The 56,514 and the 50,000 warrants can also be exercised in a cash-less exchange whereby the number of shares to be issued in exchange for the warrants will be equal to the product of the number of warrants and the exercise price divided by the current market price of a share of common stock at the date of exercise. As a condition of placing 942,840 shares at $1.75 per share 942,840 A warrants exercisable at $2.00 per share expiring April 1, 2002 and 942,840 B warrants exercisable at $2.25 per share expiring April 1, 2001 were also issued.

                                      -10-
    During 1999, 704,341 warrants and options were exercised for 704,341 shares of common stock totaling $963,258 in contributed capital to the Company.

    In February, 2000, KPN purchased a 51% interest in the Company paying $16,253,052 for 10,286,742 shares of common stock.

    The Company has sufficient cash on hand to meet its anticipated working capital requirements for at least twelve months. The Company plans to make future acquisitions of Internet service providers in Central and Eastern Europe. The excess cash on hand to be used to finance such future acquisitions is currently invested in U.S. Government securities.

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

Effect of Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements.

Forward-Looking Statements

    When used in this Form 10-KSB, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue,"
"is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

    The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to the risks set forth below. See "Risk Factors." In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

    Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Risk Factors

    The Company is subject to certain risk factors due to its development stage status, the industry in which it competes and the nature of its operations. Theses risks include the following.

    Limited Operating History; Accumulated Deficit. Although the Company was founded in November 1992, it only entered the Internet business in January 1997 by acquiring three operating Internet businesses. Accordingly, the Company has only limited operating history on which to base an evaluation of its present business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. Such risks for the Company include, but are not limited to, an evolving business model and the management of both internal and acquisition based growth. To address these risks, the Company must, among other things, continue to expand its client base, continue to develop the strength and quality of its operations, maximize the value delivered to clients, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse affect on the Company's business, results of operations and financial condition.

    Regulations and Legal Uncertainties. In the United States, the business proposed by the Company is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally and multi-level marketing. However, changes in the regulatory environment relating to the telecommunications, Internet and media industries could have an effect on its business, which effect may be materially adverse to the interests of the Company. Additionally, legislative proposals from international, federal, state and foreign governmental bodies in the areas of content regulation, intellectual property, privacy rights and tax issues, could impose additional regulations and obligations upon all online service and content providers, which effect may be materially adverse to the interests of the Company. The Company cannot predict the likelihood that any such legislation will pass, nor the financial impact, if any, the resulting regulation may have on it.

    Moreover, the applicability to persons engaged in Internet commerce of existing laws governing issues such as intellectual property ownership, libel and personal privacy is uncertain. Recent events relating to the use of online services for certain activities has increased public focus and could lead to increased pressure on foreign and national legislatures to impose regulations on online service providers. The U.S. law relating to the liability of entities conducting business over the Internet for information carried on, or disseminated through, their systems is currently unsettled and has been the subject of several recent private lawsuits. While the Company intends to provide only content which meets the highest standards in quality, creativity and ethical values, should similar actions be initiated against it, costs incurred as a result of such actions could have a material adverse effect on the business of the Company.

    Dependence on Key Personnel; Limited Management; Need for Qualified Management and Other Personnel. The success of the Company will be dependent on the personal efforts of Csaba Toro, Vice President-International, Managing Director (CEO) of all European Operations, Frank R. Cohen, Chairman of the Board, Treasurer (CFO), and Robert Genova, President, CEO. The loss of the services of any of such individuals could have a material adverse effect on the Company's business and prospects. The Company does not have and does not intend to obtain "key-man" insurance on the life of any of its officers. The success of the Company is largely dependent upon its ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to hire or retain additional qualified management. The inability to attract and retain qualified management and other personnel will have a material adverse effect on the Company.

    Developing Market; New Entrants; Unproven Acceptance of the Products; Uncertain Adoption of Internet as a Medium of Commerce and Communications. The market for Internet Programs and services has only recently begun to develop and is rapidly evolving. The Internet is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce over the Internet and private networks. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use. While the Company believes that its products and services offer significant advantages for Internet users, there can be no assurance that its products and services will become widely chosen for access to the Internet or that, if chosen, will hold the attention of users in order to allow it to continue to attract users.

    Because the market for the Company's proposed business, products and services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance that the market for its products and services will develop, that the Company's products or services will be adopted, or that individual personal computer users in business or at home will use the Internet for commerce and communication. If the market fails to develop, develops more slowly than expected, becomes saturated with competitors, or if its products do not achieve market acceptance, its business, operating results and financial condition will be materially adversely affected.

    Competition. The market for Internet-based products and services is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Such competition could materially adversely affect the Company's business, operating results or financial condition. EuroWeb's principal competitors in Hungary are Datanet, which has a customer base similar to that of the Company's, and MATAV, the national Hungarian telephone company. In Slovakia, the Company competes with Telenor Nextra, Ltd., Bratislava and Global TeleSystems Europe, B.V. ("GTS"), both of which have a customer base similar to that of the Companys. The Company may face intense competition from other companies directly involved in the same business and also from many other companies offering products which can be used in lieu of those offered by the Company. Competition can take many forms, including convenience in obtaining products, service, marketing and distribution channels. Although the Company believes it can compete on the basis of the quality and reliability of its services, there can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition.

    Possible Future Capital Needs. The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, the Company may need to raise additional funds in order to support more rapid expansion, acquire complementary businesses or technologies or take advantage of unanticipated opportunities through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products or take advantage of future opportunities either of which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the cost of acquiring subscriber bases or service firms. To the extent that the Company finances an acquisition with equity securities, any such issuance of equity securities would result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company finances an acquisition with equity securities, any such issuance of equity securities would result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities in connection with any acquisition, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness.

    No Dividends. The Company does not currently intend to pay cash dividends on its common stock and does not anticipate paying such dividends at any time in the foreseeable future. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

    Potential Issuance of Additional Common and Preferred Stock.  The
Company is authorized to issue up to 60,000,000 shares of common stock as a result of an amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on February 11, 2000. To the extent of such authorization, the Board of the Company will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Company is also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board. To the extent of such authorization, such designations may be made without stockholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

    Volatility of Stock Prices. Market prices for the Company's common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to the Company's activities, future financial condition and management. There can be no assurance regarding the future prices at which the Companys common stock will trade, if any.

    Foreign Currency and Exchange Risks and Rate Revaluation. The Company will be subject to significant foreign exchange risk. There are currently no meaningful ways to hedge currency risk in either Hungary, the Czech Republic or Slovakia. Therefore, the Company's ability to limit its exposure to currency fluctuations is significantly restricted. The Companys ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdiction in which its subsidiaries operate.
The laws under which the Companys operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses. There may be other currency risks that the Company will face as it expands its operations into other Central and Eastern European countries.

ITEM 7.  FINANCIAL STATEMENTS

    Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        By letter dated December 15, 1999, EuroWeb International Corp. ("the Company") received notice from its independent accountant, BDO Seidman, LLP ("Former Accountant") that the client-auditor relationship between the Company and the Former Accountant has ceased. During the Company's two most recent fiscal years and any subsequent interim period preceding such resignation, the Company had no disagreement with its Former Accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of disagreement. Further, the Former Accountants report on the financial statements of the Company as of and for the year ended December 1998 did not contain an adverse opinion or disclaimer of opinion or qualification as to audit scope or accounting principle.

    The decision to accept the resignation was approved by the full Board of Directors. The resignation letter of the Former Accountant, a copy of which was sent to the Securities and Exchange Commission, is on file with the Company, and is incorporated by reference to Exhibit (16)(a) on this Form 10-KSB.

    On December 20, 1999 the Company engaged the firm of KPMG,
(the "New Accountant") as its independent accountant for the Companys fiscal year ending December 31, 1999. The Company did not consult the New Accountant with respect to either (i) the prior fiscal period, (ii) the interim period as regards either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Companys financial statements, or (iii) any matter that was either the subject of a disagreement or reportable event.

    The Company has authorized and requested the Former Auditor to respond fully to the inquires of the New Auditor.

    The Company has provided the Former Accountant with a copy of the disclosures it is making herein in response to Item 304(a) of Regulation S-K. The Company requested that the Former Auditor furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements made by the Company. The Company has annexed such letter as an exhibit to Form 8-K filed on December 21, 1999 and incorporated by reference to Exhibit (16)(d) on this Form 10-KSB.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    There is incorporated in this Item 9 by reference the information appearing under the caption "Election of Directors" in the Company's definitive Proxy statement for the 2000 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

    There is incorporated in this Item 10 by reference the information appearing under the caption "Election of Directors - Executive
Compensation" in the Company's definitive Proxy statement for the 2000 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to the beneficial ownership of the Common Stock as of March 14, 2000 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; and
(iii) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.


Name and Address                Shares Beneficially
                                Owned (1)                    Percent Owned (1)
------------------------------------------------------------------------------
Frank R. Cohen
445 Park Avenue
New York, NY 10022              525,000 (2)                  4.41%

Robert Genova
227 Route 206, Unit 11
Flanders, NJ 07836              638,000 (3)                  5.31%

Csaba Toro
1122 Budapest
Varosmajor utca 13
Hungary                         465,000(4)                    3.92%

All Officers and Directors as
a Group (3 Persons)             1,628,000                     12.51%

KPN Telecom, B.V.
Mannplein 5
The Hague, Netherlands          11,803,554(5)                 51%
____________________________
(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after March 14, 2000. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 14, 2000, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 515,000 shares of Common Stock issuable upon exercise of currently exercisable options: 100,000 shares at $1.00 per share pursuant to Mr. Cohens September 1998 employment contract; 315,000 shares at $1.625 per share pursuant to an April 1999 modification to his employment contract; and 70,000 shares at $1.25 per share and 30,000 shares at $1.625 per share pursuant to the Companys 1993 Stock Option Plan.
(3) Includes 500,000 shares of Common Stock issuable upon exercise of currently exercisable options: 100,000 shares at $1.00 per share pursuant to Mr. Genovas September 1998 employment contract; 370,000 shares at $1.625 per share pursuant to an April 1999 modification to his employment contract; and 30,000 shares at $1.625 pursuant to the Companys 1993 Stock Option Plan.
(4) Includes 465,000 shares of Common Stock issuable upon exercise of currently exercisable options: 100,000 shares at $1.00 per share pursuant to Mr. Toro's September 1998 employment agreement; 315,000 shares at $1.625 per share pursuant to an April 1999 modification to his employment agreement; and 50,000 shares at $2.00 per share granted pursuant to a prior consulting agreement. In addition, Mr. Toro holds 60,000 shares of record for the beneficial ownership of five individuals who received such shares as partial consideration paid by the Company for the acquisition of Enet Hungary in 1996. Mr. Toro disclaims any beneficial ownership of such 60,000 shares.
(5) Information included within a Schedule 13D dated February 24, 2000 and filed with the Securities and Exchange Commission, in which Schedule 13D, KPN Telecom B.V. ("KPN"), the Reporting Person under the Schedule 13D, states that KPN, in addition to this number of shares of Common Stock beneficially owned, also holds 3,275,594 shares of Common Stock pursuant to an option, that is exercisable at a purchase price of $1.38 per share upon exercise by a third party of an option or warrant for an identical number of shares of the Companys Common Stock so as to preserve KPNs majority interest in the Company, as specified in the Option Agreement, dated November 19, 1999 and amended by the Amended and Restated Agreement of December 13, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is incorporated in this Item 12 by reference the information appearing under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.


                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits (numbers below reference Regulation S-B, Item 601)
        (2) Subscription Agreement and Option Agreement with KPN(23)
        (3) (a) Certificate of Incorporation filed November 9, 1992(2)
            (b) Amendment to Certificate of Incorporation filed July 9, 1997 3
            (c) By-laws(2)
        (4) (a) Form of Common Stock Certificate(2)
            (b) Form of Underwriters' Warrants to be sold to Underwriters(2)
            (c) Placement Agreement between Registrant and J.W.  Barclay & Co.,
                Inc. and form of Placement Agent Warrants issued in connection with private placement financing(2)
            (d) Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S4
            (e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D(4)
         (10)(a) Consulting agreement between Registrant and Klenner
                 Securities Ltd.  (2)
             (b) Consulting agreement between Registrant and Robert Genova(2)
             (c) Consulting agreement between Registrant and Laszlo Modransky(2)
             (d) 1993 Incentive Stock Option Plan(2)
             (e) Sharing agreement for space and facilities between Registrant and Hungarian Telephone and Cable Corp.(2)
             (f) Articles of Association (in English) of Teleconstruct Building
                 Corp.  (2)
             (g) Articles of Association (in English) of Termolang Engineer and
                 Construction Ltd.  (2)
             (h) Letter of intent between Teleconstruct Building Corp.  and
                 Pilistav(2)

----------------------------
2 Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No.  33-62672-NY, as amended)
3 Filed with Form 10-QSB for quarter ended June 30, 1998.
4 Filed with Form 8-K as of February 17, 1994

             (i)Employment agreement between Registrant and Robert Genova and termination agreement dated February 5, 1997 5
             (j)Employment agreement between Registrant and Peter E.
                Klenner(2) and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A as amended(4)
             (k)Employment agreement between Registrant and Frank R.  Cohen(2)
                and modification of employment agreement(4)
             (l)Letter of Intent agreement between Registrant and Raba-Com Rt.
                (4)
             (m)Letter of Intent agreement between Registrant and Kelet-Nograd
                Rt.  (4)
             (n)Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas(4)
             (o)Lease agreement between Registrant's subsidiary EUNET Kft.  and
                Varosmajor Passage, Kft.  for office space(4)
             (p)Acquisition agreement between Registrant and KFKI Computer
                Systems Corp.  dated December 13, 1996(4)
             (q)Acquisition agreement between Registrant and E-Net Hungary(4)
             (r)Acquisition agreement between Registrant and MS Telecom Rt. (4)
             (s)Employment Agreement between Registrant and Imre Kovats(4)
             (t)Employment Agreement between Registrant and Csaba Toro(4)
             (u)Promissory Note from Registrant to HBC(4)
             (v)Communication Services Agreement between Registrant and MCI
                Global Resources, Inc.6
             (w)Lease and Option Agreement for Building B as of April 1, 1998
                with Hafisa Kft.7
             (x)License Agreement between Gric Communications, Inc.  and EuroWeb
                International Corp.(5)
             (y)Consulting Agreement between Registrant and Eurus Capital
                Corporation and Rescission Agreement8
             (y)(i) Agreement rescinding Option Agreement with Eurus Capital
                Corporation9

             (z)Financial Consulting Agreement between Registrant and J.W.
                Barclay & Co., Inc.10
             (aa) Mergers and Acquisitions Agreement between Registrant and J.W.
                  Barclay 11
             (bb) Placement Agreement between Registrant and J.P. Carey, Inc.
                  and form of Placement Agent Warrants issued in connection with private placement financing12
             (cc) Private Placement Agreement between Registrant and Peter E.
                  Klenner13
---------------------------
5 Filed with Form 10-KSB for year ended December 31, 1996
6 Filed with Form 10-QSB for quarter ended September 30, 1997.
7 Filed with Form 10KSB for year ended December 31, 1997.
8 Filed with Amendment No. 1 to Registration Statement 333-52841
9 Filed with Amendment No. 2 to Registration Statement 333-52841
10 File with Amendment No. 1 to Registration Statement 333-52841
11 Filed with Amendment No. 1 to Registration Statement 333-52841
12 Filed with Form 8-K as of October 14, 1998
13 Filed with Form 8-K as of October 14, 1998

            (dd)Employment Agreement between Registrant and Csaba Toro14
            (ee)Employment Agreement between Registrant and Robert Genova15
            (ff)Employment Agreement between Registrant and Frank R. Cohen16
            (gg)Placement Agreement between Registrant and JP Carey Securities
                Inc. and Warrant Agreement in connection with private placement financing17
            (hh)Private Placement Agreement between Registrant and M&A
                Management18
            (ii)Form of Subscription Agreement in connection with private offering of common stock and Warrants pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933 19
            (jj)Acquisition Agreement between Registrant and Luko Czech Net,
                5.1.0. dated June 11, 1999 20
            (kk)Acquisition Agreement between Registrant and Slavia Capital,
                O.C.P.,a.s. dated July 2, 1999 21
            (ll)Acquisition Agreement between Registrant and Eunet Slovakia
                s.r.o. dated July 14, 1999 22
            (mm)Acquisition Agreement between Registrant and shareholders of
                Dodo, s.r.o. dated August 5, 1999 23

         (16)(a)Letter on Change in Certifying Accountant24
             (b)Letter by Former Accountant Agreeing with Companys
                Statements.(24)
         (22)(a)Proxy Statement for Special Meeting of Stockholders.25
             (b)Press Release on Adjournment of Special Meeting.26
             (c)Press Release on Results of Vote.27



------------------------------
14 Filed with Form 8-K as of October 14, 1998
15 Filed with Form 8-K as of October 14, 1998
16 Filed with Form 8-K as of October 14, 1998
17 Filed with Form 8-K as of April 21, 1999
18 Filed with Form 8-K as of April 21, 1999
19 Filed with Form 8-K as of April 21, 1999
20 Filed with Form 8-K as of June 11, 1999
21 Filed with Form 10-QSB for quarter ended June 30, 1999
22 Filed with Form 10-QSB for quarter ended June 30, 1999
23 Filed with Form 10-QSB for quarter ended June 30, 1999
24 Filed with Form 8-K on December 21, 1999.
25 Filed with Form DEF 14A on December 14, 1999.
26 Filed with Form 8-K on January 12, 2000.
27 Filed with Form 8-K on February 14, 2000.

                           Euroweb International Corp.
                        Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

                           Euroweb International Corp.



                                    Contents



Report of Independent Certified Public Accountants                        F-3
                                                                          F-4
Consolidated Financial Statements:
       Balance sheet                                                      F-5
       Statements of operations and comprehensive loss                    F-6
       Statements of stockholders' equity                                 F-7
       Statements of cash flows                                           F-8
       Notes to consolidated financial statements                   F-9 - F-20

                          Independent Auditors Report

The Board of Directors
Euroweb International Corp.:

We have audited the accompanying consolidated balance sheet of Euroweb International Corp. as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, shareholders equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Euroweb International Corp. as of December 31, 1998, were audited by other auditors whose report thereon dated March 13, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euroweb International Corp. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.


                                                    KPMG Hungaria

Budapest, Hungary
March 15, 2000

               Report of Independent Certified Public Accountants



Board of Directors
Euroweb International Corp.
New York, New York



We have audited the consolidated balance sheet of Euroweb International Corp. as of December 31, 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euroweb International Corp. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


BDO Seidman, LLP

New York, New York
March 13, 1999

                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 1999


ASSETS
   Current Assets
      Cash and cash equivalents (Note 3)                           $ 2,815,071
      Certificate of deposit                                         1,052,779
      Accounts receivable - less allowance
       for doubtful accounts of $244,623                               210,086
      Current portion of note receivable (Note 13)                     152,817
      Current portion of loan receivable (Note 11d)                     81,526
      Receivable from Euroweb Rt.                                       35,388
      Other receivables                                                 56,600
      Prepaid and other current assets                                 260,689
                                                                   -----------
                Total current assets                                 4,664,956

   Property and equipment, less accumulated
      depreciation of $90,325                                          411,768
   Note receivable, less current portion (Note 13)                     705,092
   Loan receivable, less current portion (Note 11d)                     86,682
   Investment in Euroweb Rt., at equity                                822,505
   Goodwill, less accumulated amortization of $402,397               4,443,007
   Other non-current assets                                              2,956
                                                                   -----------
   Total assets                                                    $11,136,966
                                                                   ===========
LIABILITIES AND STOCKHOLDERS EQUITY
   Current Liabilities
      Accounts payable and accrued expenses                        $ 1,067,884
      Current portion of loan payable (Note 6)                          53,796
      Deferred revenue                                                 137,600
                                                                   -----------
                Total current liabilities                            1,259,280

   Loan payable, less current portion (Note 6)                          31,298

   Commitments & Contingencies (Note 10)

   Minority interests                                                    3,296
                                                                   -----------
   Total liabilities                                                 1,293,874

   Stockholders' Equity (Note 7)
      Preferred stock, $.001 par value - shares
        authorized 5,000,000; no shares issued
        or outstanding                                                   -
      Common stock, $.001 par value - shares
        authorized 20,000,000; issued and outstanding
        10,497,681                                                      10,423
      Additional paid-in capital                                    26,915,816
      Accumulated deficit                                          (16,983,745)
      Accumulated other comprehensive losses:
         Foreign currency translation adjustment                       (99,402)
                                                                   -----------
                Total stockholders' equity                           9,843,092
                                                                   -----------
      Total liabilities and stockholders' equity                   $11,136,966
                                                                   ===========

          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                        1999          1998

Revenues                                            $ 1,233,567    $1,685,245
                                                    -----------    ----------

Expenses (Income)
   Compensation and related costs (Note 10 & 11)        591,301       597,988
   Network costs                                        628,880       670,611
   Consulting and professional fees                     481,604       240,750
   Rent                                                  70,580       122,098
   Bad debts                                             17,782         -
   Depreciation and amortization                        489,434       435,340
   Gain on sale of interest in Euroweb Rt. (Note 12b)  (147,000)   (1,516,548)
   Interest income                                     (228,099)      (30,120)
   Interest expense                                       5,945        24,091
   Cost of cancelled public offering                      -           138,434
   Equity in net (income) loss of Euroweb Rt.           (83,595)       21,000
   Other expense                                        451,526       434,399
   Other income                                         (17,396)        -
   Realized loss on sale of HBC securities              136,792         -
                                                    -----------    ----------
         Total                                        2,397,754     1,138,043
                                                    -----------    ----------
Income (loss) from continuing operations
   before income taxes and minority
   interest                                          (1,164,187)      547,202
Provision for income taxes                               14,398         -
Minority interests in subsidiaries (income) loss         (6,377)        -
   Income (loss) from continuing operations          (1,172,208)      547,202
Loss from discontinued operations (Note 13)              50,858       119,678
                                                    -----------     ---------
Net income (loss)                                    (1,223,066)      427,524

Other comprehensive loss, net                            52,427        11,075
                                                    -----------    ----------
Comprehensive income (loss)                         $(1,275,493)   $  416,449
                                                    ===========    ==========
Net income (loss) per share-basic
   Continuing operations                                   (.14)          .10
   Discontinued operations                                   -           (.02)
                                                    -----------    ----------
                                                           (.14)          .08
                                                    -----------    ----------
Net income (loss) per share - diluted
   Continuing operations                                   (.14)          .09
   Discontinued operations                                   -           (.02)
                                                    -----------    ----------
                                                           (.14)          .07
                                                    -----------    ----------
Weighted average number of shares
   outstanding:
   Basic                                              8,593,000     5,553,000
   Diluted                                            8,593,000     5,906,000


           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                                                               Accumulated Other
                                                                                          Comprehensive Gains(Losses)

                                                                                                         Unrealized
                                                                                                       Gain(Loss) on
                                                                                           Foreign     Investment in
                                                               Additional                  Currency      Hungarian       Total
                                              Common Stock       Paid-in    Accumulated   Translation   Broadcasting   Stockholders'
                                            Shares    Amount     Capital      Deficit     Adjustment    Corporation      Equity
TWELVE MONTHS ENDED DECEMBER 31, 1998:

   Balances, January 1, 1998              4,949,936  $ 4,950   $19,770,725  $(16,188,203)  $(35,900)      $    -       $3,551,572
   Issuance of shares for cash (Note 7)     866,666      867       549,073         -           -               -          549,940
   Exercise of common stock options         271,500      271       273,729         -           -               -          274,000
   Issuance of shares for debentures        356,814      357       161,325         -           -               -          161,682
   Issuance of options for
      consulting services                     -         -          132,000         -           -               -          132,000
   Net income for the period                  -         -            -           427,524       -               -          427,524
   Foreign currency translation gain          -         -            -             -          9,900            -            9,900
   Unrealized loss on investment in HBC       -         -            -             -           -           (20,975)       (20,975)
                                         ----------  -------   -----------  ------------   --------       --------     ----------
   Balances, December 31, 1998            6,444,916  $ 6,445   $20,886,852  $(15,760,679)  $(26,000)      $(20,975)    $5,085,643
                                         ==========  =======   ===========  ============   ========       ========     ==========





TWELVE MONTHS ENDED DECEMBER 31, 1999:

   Balances, January 1, 1999              6,444,916  $ 6,445   $20,886,852  $(15,760,679)  $(26,000)      $(20,975)    $5,085,643
   Issuance of shares for cash (Note 7)   2,160,361    2,160     3,042,023         -           -              -         3,044,183
   Issuance of shares for acquisitions    1,188,063    1,188     1,998,812         -           -              -         2,000,000
   Issuance of options for acquisitions       -         -           25,500         -           -              -            25,500
   Exercise of common stock options         285,000      285       538,465         -           -              -           538,750
   Exercise of common stock warrants        419,341      345       424,164         -           -              -           424,509
   Foreign currency translation gain(loss)    -         -            -             -        (73,402)          -           (73,402)
   Unrealized loss on investment in HBC       -         -            -             -           -          (115,817)      (115,817)
   Realized loss on investment in HBC         -         -            -             -           -           136,792        136,792
   Net loss for the period                    -         -            -        (1,223,066)      -              -        (1,223,066)
                                         ----------  -------   -----------  ------------   --------       --------     ----------
   Balances, December 31, 1999           10,497,681  $10,423   $26,915,816  $(16,983,745)  $(99,402)      $  -0-       $9,843,092
                                         ==========  =======   ===========  ============   ========       ========     ==========






                See accompanying notes to consolidated financial

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                     1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $(1,223,066)    $    427,524
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation and amortization                                  489,434          435,340
      Gain on sale of interests in Euroweb Rt.                      (147,000)      (1,396,870)
      Stock issued for accrued interest                               -                11,682
      Options granted as compensation and consulting                  -                44,000
      Equity in net (income) loss of Euroweb Rt.                     (83,595)          21,000
      Provision for doubtful accounts                                 17,782            -
      Loss on sale of HBC securities                                 136,792            -
      Foreign currency (gain)loss                                      6,470            -
      Minority interests in subsidiaries                              (6,377)           -
      Non-cash compensation expense                                   96,000            -
   (Increase) decrease in:
      Accounts receivable                                             11,243            -
      Receivable from Euroweb Rt.                                     65,715         (101,103)
      Prepaid and other assets                                       (17,734)         (10,293)
      Net assets, excluding cash, of subsidiaries
        sold and deconsolidated                                        -               71,904
   Increase (decrease) in:
      Accounts payable and accrued expenses                          (95,928)        (339,225)
      Current portion of loans payable                                  (436)           -
      Deferred revenue                                                (6,721)           -
           NET CASH USED IN OPERATING ACTIVITIES                    (757,421)        (836,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Certificates of deposit                                            46,212       (1,006,567)
   Payable to former owners of businesses acquired                     -             (191,000)
   Repayments of notes receivable                                    571,958            -
   Issuance of loan receivable                                      (250,000)           -
   Repayments loan receivable                                         81,792            -
   Investment in Euroweb Rt.                                         (59,100)           -
   Acquisition of Internet service companies,
      net of cash acquired                                        (2,639,485)           -
   Proceeds from sale of interests in HBC and
      Euroweb Rt., respectively                                       43,733        2,200,000
   Acquisition of property and equipment                            (160,341)           -
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (2,365,231)       1,002,433

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                          4,279,368          823,940
   Repayment of debt                                                 (50,194)           -
           NET CASH PROVIDED BY FINANCING ACTIVITIES               4,229,174          823,940

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                       20,269            -

NET INCREASE IN CASH AND CASH EQUIVALENTS                          1,126,791          990,332
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       1,688,280          697,948
CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 2,815,071      $ 1,688,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                 $     5,945      $    24,091
   Income tax paid                                               $    14,398 $          -

NON-CASH TRANSACTIONS:
   Issuance of common stock upon conversion of debentures        $     -          $   150,000
   Issuance of common stock for acquisition of subsidiaries      $ 2,000,000 $          -
   Settlement of HBC receivable for HBC common stock             $     -          $   177,418

          See accompanying notes to consolidated financial statements.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



 1.  Summary of Significant Accounting Policies

     (a) Principles of Consolidation

         The consolidated financial statements include the accounts of Euroweb International Corp. (the "Company") and its subsidiaries. The operations of Euroweb Rt., formerly a wholly-owned subsidiary, were included in the consolidated financial statements through November 20, 1998, at which date the Company sold 51% of its interest in Euroweb Rt. The remaining 49% interest is carried at the equity method.

         The operations of Luko Czech-Net, s.r.o. ("Luko Czech") were acquired as a wholly-owned subsidiary by the purchase of 100% of its registered capital stock on June 11, 1999. The operations of Luko Czech have been included effective from June 1, 1999.

         The operations of EUnet Slovakia, s.r.o. ("EUnet") were acquired as a wholly-owned subsidiary by the purchase of 100% of its outstanding shares of capital stock on July 15, 1999. The operations of EUnet have been included effective from August 1, 1999.

         The operations of DoDo s.r.o. ("R-Net") were acquired as a 70% owned subsidiary by the purchase of 70% of equity of the Company on August 9, 1999. The operations of R-Net have been included effective from August 1, 1999.

         The operations of Global Network Services, a.s., ("SKNET") were acquired as a 100% owned subsidiary by the purchase of 70% of the outstanding shares of stock on September 23, 1999 and the remaining 30% on November 16, 1999. The operations of SKNET have been included effective from October 1, 1999.

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

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



     (e) Foreign Currency Translation

         The Company uses the local currencies, the Hungarian forint for Euroweb Rt., Czech koruna for Luko Czech and the Slovak koruna for EUnet, R-Net and SKNET as the functional currencies for measuring their respective accounts. It translates all assets and liabilities at exchange rates in effect at the balance sheet date and all income and expense accounts at average rates for the period included in these financial statements, and records adjustments resulting from the translation in a separate component of stockholders equity.

     (f) Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     (g) Fair Value of Financial Instruments

         The carrying values of cash equivalents, certificates of deposit, notes and loans receivable, accounts payable, loans payable and accrued expenses approximate fair values.

     (h) Property and Equipment

         Property and equipment are stated at cost. Maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight line method.

     (i) Investment in Euroweb Rt.

         The Company's 49% equity interest in Euroweb Rt. is accounted for using the equity method, under which the Company records as income its share of the earnings of Euroweb Rt., net of the amortization of goodwill. Dividends are credited against the investment account when declared. The excess of the carrying value of the Company's investment over its equity in the fair value of the underlying net assets (goodwill) of approximately $586,000 at the acquisition date is amortized over an estimated remaining useful life of three years.

     (j) Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123") which establishes a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company adopted the disclosure option for employee stock-based compensation provisions of SFAS No. 123. Stock arrangements with non-employees are recorded at fair value.

     (k) Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statements and income tax bases of assets and liabilities existing at the balance sheet date, using enacted rates for the years in which the taxes are expected to be paid or recovered.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



     (l) Net Income(Loss) Per Share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. This statement became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the year ended December 31, 1999, which were not included in the computation of diluted net loss per share because they were antidilutive for that year.

     (m) Comprehensive Income

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, and distributions to, owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     (n) Segment Information

         The Company adopted Statement of Financial Accounting Standards
         No. 131., "Disclosures about segments of an enterprise and related information," ("SFAS No. 131"), effective for financial statements issued for periods ending after December 15, 1997. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

 2.  Organization and Business

     The Company is a Delaware corporation which was organized on November 9, 1992.

     On January 2, 1997, the Company acquired three Hungarian Internet Service companies and had operated them through Euroweb Rt., a wholly-owned subsidiary, through November 20, 1998, on which date the Company sold a 51% interest in Euroweb Rt. (see Note 12(b)).

     During 1999 the Company acquired four Central European Internet service companies. In the Czech Republic the Company acquired 100% of Luko Czech on June 11, 1999. In the Slovak Republic the Company acquired 100% of EUnet on July 15, 1999, 70% of R-Net on August 9, 1999 and 70% of SKnet on September 23, 1999, and the remaining 30% on November 16, 1999
     (See Note 12(a)). The Company is currently seeking to acquire other Internet service providers companies in Central & Eastern Europe.

 3.  Cash Concentration

     At December 31, 1999, cash and cash equivalents included $105,653 and $1,359,838 on deposit with a money market fund and major money center bank, respectively, and two certificates of deposit of a major money center bank aggregating $2,084,498.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



 4.  Investment in Hungarian Broadcasting Corporation

     On June 30, 1998, the Company settled its receivable of $177,418 from Hungarian Broadcasting Corporation ("HBC"), a public company, by receiving 68,732 restricted shares of HBC common stock which were subject to a lock-up through June 30, 1999. The 68,732 shares represented less than 3% of HBC's total outstanding shares of common stock. The valuation of the stock represented a discount of 30% from its market value on the date received. The Company sold all of the HBC stock, 68,732 shares in the current year resulting in a realized loss of $136,792.

5.   Property and Equipment

     Property and equipment at December 31, were as follows:

                                         1999      1998  Estimated Useful Lives

     Software                         $  5,016    $ -               4
     Internet equipment                412,671      -               4
     Office equipment                    4,589     3,288            4
     Vehicles                           79,817      -               4
                                      --------    ------
       Total                           502,093     3,288
       Less accumulated depreciation    90,325     3,288
                                      --------    ------
                                      $411,765    $ -0-
                                      ========    ======
6.   Loan Payable

     At the time of acquisition, on August 9, 1999, DoDo s.r.o., had an open
     account loan from its parent company, INFIS s.r.o.   At the time of
     purchase the Company agreed to fix the term of repayment of this loan to 24 monthly payments of $3,500, without interest beginning one month after an initial payment of $35,420 made in September 1999, which reduced the original balance of $119,420, to $84,000. The loan is denominated in U.S. Dollars.

     The maturities of the loan payable for each of the subsequent years are as follows: 2000 $42,000; 2001 $40,540; thereafter $-0-

 7.  Private Placements

     (a) During 1999 the Company sold shares of its common stock in four private placements:

                      152,380   shares at $1.31 per share to a company owned
                                by the Company's former President.  Mandatory
                                redemption by the Company of 50% of these
                                shares expired on 9/30/99
                      565,141   shares at $1.31 per share
                      942,840   shares at $1.75 per share
                      500,000   shares at $1.50 per share
                    ---------
         Total      2,160,361   shares
                    =========

         The net proceeds from these placements amounted to $3,044,184 after deducting placement agent fees and offering expenses of $297,545.
         The purchasers of the 942,840 share placement also received 942,840
         A warrants exercisable at $2.00 per share, expiring April 1, 2002 and 942,840 B warrants exercisable at $2.25 per share, expiring
         April 1, 2001. In conjunction with the placement, the agent for one of the offerings was granted 50,000 warrants to purchase 50,000 shares of common stock until April 1, 2002 at $2.00 per share. Another placement agent from one of the offerings was granted 56,514 warrants to purchase 56,514 shares at $2.10 per share until March 16, 2004 on the first placement and 50,000 warrants to purchase 50,000 shares at $2.10 per share until April 29, 2004 on the second placement. The 56,514 and the 50,000 warrants can also be exercised in a cash-less exchange whereby the number of shares to be issued in exchange for the warrants will be equal to the product of the number of warrants and the exercise price divided by the current market price of a share of common stock at the date of exercise. The Company has estimated the fair value of the placement agents' fees based on the Black-Scholes option pricing model as $1,928,600.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



     (b) In September 1998, the Company sold 866,666 shares of its common stock at $.75 per share in two private placements. The net proceeds from these private placements amounted to $549,940 after deducting placement agent fees and offering expenses of $100,061. In addition, the placement agent for one of the offerings was granted 100,000 five year warrants to purchase 100,000 shares of common stock on or after September 16, 1998 at a exercise price of $1.10 per share. These shares also may be exercised in a cash-less exchange described in Note 7(a).

 8.  Stock Option Plan and Employment and Consulting Agreement Options

     (a) Stock Options

         The Company has a Stock Option Plan (the "Plan"). An aggregate of 670,000 shares of common stock are authorized for issuance under the Plan. At December 31, 1999, 290,000 options were available under the Plan. The number of shares available under the Plan was increased from 350,000 to 670,000 by the shareholders at the annual meeting of May 12, 1999. The Plan provides that incentive and nonqualified options may be granted to officers and directors and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. The Plan may be administered by either the Board of Directors or a committee of three directors appointed by the Board (the "Committee"). The Board or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

         Options granted under the Plan are exercisable for a period of up to ten years from the date of grant. Options terminate upon the optionee's termination of employment or consulting arrangement with the Company, except that, under certain circumstances, an optionee may exercise an option within the three-month period after such termination of employment. An optionee may not transfer any options except that an option may be exercised by the personal representative of a deceased optionee within the three-month period following the optionee's death. Incentive options granted to any employee who owns more than 10% of the Company's outstanding common stock immediately before the grant must have an exercise price of not less than 110% of the fair market value of the underlying stock on the date of the grant and the exercise term may not exceed five years. The aggregate fair market value of common stock (determined at the date of grant) for which any employee may exercise incentive options in any calendar year may not exceed $100,000. In addition, the Company will not grant a nonqualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant. A total of 45,000 options were exercised and 45,000 options expired in 1999.

     (b) Employment Agreement Options

         The Company has issued exercisable options pursuant to employment agreements. The total number of options issued and outstanding on December 31, 1999 pursuant to employment agreements is 1,300,000.
         A total of 90,000 options were exercised and 1,000,000 were granted in 1999.

     (c) Consulting Agreement Options

         The Company has issued exercisable options pursuant to consulting agreements. A total of 150,000 options were exercised in 1999. There are no outstanding consulting agreement options at December 31, 1999.

     (d) Accounting for stock-based options

         Stock options, employment agreement options and consulting agreement options are all considered option which come under the guidelines of stock based compensation.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



     SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: no dividends paid for all years; expected volatility of 74% in 1999 and 117% in 1998; weighted average risk-free interest rates of 5.5% and 5.46%, respectively; and expected lives of 5 years.

     Under the accounting provisions of SFAS No. 123, the Company's net income
     (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                       Year ended
                                                       December 31,
                                                1999               1998
     Net income(loss):
         As reported                        $(1,223,066)         $427,524
         Pro forma                           (2,854,666)          101,424

     Basic earnings(loss) per share:
         As reported                        $      (.14)         $    .08
         Pro forma                                 (.31)              .02

     Diluted earnings(loss) per share:
         As reported                               (.14)              .07
         Proforma                                  (.31)              .02

     Transactions involving options granted under the Plan, Employment Agreements and Consulting Agreements are summarized below:


                                           1999               1998
                                   -------------------   -------------------
                                              Weighted              Weighted
                                               average               average
                                              exercise              exercise
                                     Shares    Price      Shares     Price

     Outstanding, January 1          880,000    $1.39     820,000    $1.39
     Granted                       1,130,000     1.68     390,000     1.14
     Exercised                      (285,000)    1.89    (271,500)    1.0
     Cancelled                       (45,000)    1.54     (58,500)    3.00

     Outstanding, December 31      1,680,000     1.53     880,000     1.39
     Excercisable, December 31,    1,680,000     1.53     810,000     1.32

     For options granted to employees at exercise prices equal to the fair market value of the underlying common stock at the date of grant, no compensation cost is recognized.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



 9.  Other Stock Options and Stock Warrants

     (a) Acquisition Options

         On June 11, 1999 the Company issued exercisable options pursuant to acquisition agreements. The total number of options issued and outstanding on December 31, 1999 pursuant to acquisition agreements is 50,000, at an exercise price of $2.00 per share, exercisable until
         June 11, 2000.   The Company has estimated the fair value of the
         options using the Black-Scholes option-pricing model and has recorded this amount as goodwill on the transaction.

     (b)  Stock Warrants

          The following table summarizes information about stock warrants at December 31, 1999:

                                                  Warrants outstanding and
                                                        exercisable
                                                ----------------------------
                                                                  Weighted
                                                   Number          average
                                                outstanding at    remaining
                                                 December 31,    contractual
               Range of exercise prices             1999             life
               ------------------------         --------------   -----------
                    $1.25 - 2.25                  2,463,065          1.67

10.  Commitments and Contingencies

     (a) Employment Agreements

         Employment agreements with the three officers of the Company provide for aggregate annual compensation of $646,000 through December 31, 2005.

     (b) Legal Proceedings

         In May 1999 a statement of claim was filed against Luko Czech, a wholly owned subsidiary, alleging damages in the amount of approximately $132,000 resulting from the Company's cancellation of a contract with a data network provider. The Company claims that the contract was terminated in accordance with its terms and conditions. The Company has presented documents in support of its position and believes the Company's position will prevail.

11.  Related Party Transactions

     (a) The Company paid legal fees to the Secretary/Treasurer and current Chairman of the Board of $30,000 for the year ended December 31, 1998. There were no payments made in 1999.

     (b) 1998 compensation and related costs includes approximately $195,000 incurred under an employee leasing arrangement with a company owned by the vice-president of the Company. There were no employee leasing arrangements in 1999.

     (c) Receivable from Euroweb Rt., as at December 31, 1998, includes a management fee charge of $65,715 and advances. The management fee is reflected in the statement of operations for the year ended December 31, 1998 as a reduction of other expenses. There was no management fee activity in 1999.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



     (d) In January 1999, the Company loaned to a vice-president of the Company $150,000, repayable in monthly installments of $8,000, including interest at 11% per annum. The loan is collateralized by an apartment in Budapest, Hungary. In September 1999, the Company loaned an additional $100,000 to the same vice-president. Both loans were rolled into one new loan repayable in monthly installments of $8,000, including interest at 11% per annum, the new loan is collateralized by two apartments in Budapest, Hungary.

12.  Acquisitions/Disposition

     (a) On June 11, 1999, the Company acquired all of the participation interests of Luko Czech, an Internet service provider in the Czech Republic for a total cost of $1,887,654, consisting of 450,000 shares of the Company's common stock valued at $2 per share, issued June 11, 1999, and the balance paid in cash. This acquisition was accounted for using the purchase method of accounting. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounted to $1,734,996, which is being amortized over its estimated useful life of five years. The results of Luko Czech's operations from June 1, 1999 to December 31, 1999 have been included in the accompanying statements of operations and comprehensive loss for the twelve months ended December 31, 1999.

         On July 15, 1999, the Company acquired all of the outstanding shares of capital stock of EUnet, an Internet service provider in the Slovak Republic, for a total cost of $813,299 consisting of 237,040 shares of the Company's common stock valued at $1.6875 per share issued July 19, 1999 and the balance paid in cash. This acquisition was accounted for using the purchase method of accounting. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounted to $726,213 which is being amortized over its estimated useful life of five years. The results of EUnet's operations from August 1, 1999 to December 31, 1999 have been included in the accompanying statements of operations and comprehensive loss for the twelve months ended December 31, 1999.

         On August 9, 1999, the Company acquired 70% of the equity of R-Net, an Internet service provider in the Slovak Republic for a total cost of $630,234, consisting of 145,455 shares of the Company's common stock valued at $1.375 per share issued August 13, 1999 and the balance paid in cash. This acquisition was accounted for using the purchase method of accounting. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounted to $607,663 which is being amortized over its estimated useful life of five years. The results of R-Net's operations from August 1, 1999 to December 31, 1999 have been included in the accompanying statements of operations and comprehensive loss for the twelve months ended December 31, 1999.

         The Company acquired in two separate purchases, 70% on September 23, 1999 and 30% on November 16, 1999 all of the outstanding shares of Global Network Services, a.s., an Internet service provider in the Slovak Republic for a total cost of $1,633,051, consisting of 355,568 shares of the Company's stock valued at $1.406 per share, 250,000 issued October 1, 1999 and 105,568 shares issued October 18, 1999 and the balance paid in cash. The excess of the Company's cost over fair value of the assets acquired (goodwill) amounted to $1,776,532 which is being amortized over its estimated useful life of five years. The results of SKNET's operations from October 1, 1999 to December 31, 1999 have been included in the accompanying statements of operations and comprehensive loss for the twelve months ended December 31, 1999.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


         The following unaudited pro forma information presents the consolidated results of the Company's operations as if the acquisitions had occurred on January 1, 1998:

                                             Twelve Months Ended
                                                   December 31,
                                          ------------------------------
                                               1999              1998
                                           ----------         ----------
                                           (unaudited)        (unaudited)

         Revenues                         $3,004,720         $2,640,797
         Net loss                          1,562,269          1,862,416
         Net loss per share               $     (.17)        $     (.27)

         These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 1998, or of future results of operations of the consolidated entities.

     (b) On November 20, 1998, the Company sold a 51% interest in Euroweb Rt. for $2,200,000, recognizing a gain of $1,516,548 on the sale of the 51% interest in Euroweb Rt. The buyer contributed $300,000 to Euroweb Rt.'s capital in 1999, resulting in a gain of $147,000, which is reflected in the December 31, 1999 financial statements. Pursuant to the non-compete provision of the shareholders' agreement, the Company cannot: (i) engage in any business activity listed in the scope of activities of Euroweb Rt.'s charter, which, among others, includes telecommunications, data bank activity and information technology activity, (ii) own or control any equity interest in any person or entity that engages in any such business activity or (iii) permit any of its employees to act as a director, officer, manager or consultant to any person or entity that engages in any such business activity. If the Company breaches its obligation set forth under this provision, the Company will be required to sell to the other shareholder all its shares at the time of such breach at a price equal to nominal value of such shares.

         The Company's consolidated statement of operations for the year ended December 31, 1999 includes the Company's equity in net income of Euroweb Rt. from January 1 to December 31, 1999.

         Operating data for Euroweb Rt.:

         Revenues                                    $3,091,486
          Expenses                                    2,533,902
                                                     ----------
          Net income                                 $  557,584
                                                     ==========

         Company's 49% equity in net income             273,216
         Amortization of the excess of the
           carrying value of the Company's
           investment over its equity in the
           fair value of the underlying net assets     (189,621)
                                                     ----------
          Equity in net income of Euroweb Rt.        $   83,595
                                                     ==========
13.  Discontinued Operations

     During 1998, the Company completed the sale of all of the apartments in one of two condominium buildings constructed by the Company. The purchaser of all of the apartments, except for one, was the Company's former President. In December 1998, the former President also purchased all of the outstanding shares of stock of the Company's wholly-owned construction subsidiary for $1,500,000, which yielded a loss of $119,678. The subsidiary's only significant asset was the second condominium building. The sales price has been satisfied by a payment of $500,000 in January 1999 and the issuance of a promissory note of $1,000,000 payable in sixty equal monthly installments including interest at approximately 7.3% per annum. The note is collateralized by the building. With the

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



     sale of the construction subsidiary, the Company has exited the construction business and, accordingly, the construction operations have been classified as discontinued for all periods presented. Revenues for discontinued operations were $-0- for the year ended December 31, 1999 and $1,724,000 for the year ended December 31, 1998. The loss from discontinued operations of $50,858 ($.00 per share) and $119,678
     ($.02 per share) for the years ended December 31, 1999 and 1998, respectively, represent losses on disposal.

14.  Income Taxes

      Components of income taxes are as follows:


                                    1999                        1998
                         -------------------------   -------------------------
                         Current  Deferred   Total   Current   Deferred  Total
        Federal             -        -        -         -          -       -
        State and local     -        -        -         -          -       -
        Foreign          14,398      -      14,398      -          -       -
                        -------  ------    -------    ------    ------   ----
        Total           $14,398  $  -      $14,398    $ -       $  -     $ -
                        =======  ======    =======    ======    ======   ====

     The difference between the total expected tax expense (benefit) (using the statutory rate of 34%) and tax expense for the years ended December 31, 1999 is accounted for as follows:

                                                 1999                 1998
                                          -----------------    ----------------
                                            Amount      %        Amount    %
                                          ---------  ------    -------- ------
        Computed expected tax
          expense (benefit)               $(395,824) (34.00)   $186,017 (34.00)

        State Taxes Net of Federal Benefit  (69,163)  (5.94)     32,503   5.94

        Amount Attributable to Foreign
          Operations                        193,945   16.66      88,777  16.22

        Permanent Differences               (58,712)  (5.04)      1,410   0.26

        Change in Valuation Allowance       344,141   29.56    (308,707)(56.42)
                                          ---------   -----    --------  -----
        Total Expenses (benefit)          $  14,398    1.24    $   -       -
                                          =========   =====    ========  =====

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



     The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 1999 and 1998 are as follows:

                                               1999             1998
                                            ----------       ----------
        Deferred Tax Assets:
          Net Operating Loss Carryovers     $2,065,480       $1,775,973
          Capital Loss Carryovers            1,301,079        1,246,444
                                            ----------       ----------
        Gross Tax Assets                     3,366,559        3,022,417
        Valuation Allowance                 (3,366,559)      (3,022,417)
                                            ----------       ----------
        Net Deferred Tax Asset              $    -           $    -
                                            ==========       ==========
     The Company has incurred net operating losses from inception. Net operating loss carryovers will expire in varying amounts if unused as of the years ended December 31, 2008 - 2019. Capital loss carryovers will expire if unused as of the years ended December 31, 2002 - 2004. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings and capital gains to utilize the available carryovers. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The Company has not assessed the impact of these provisions on the availability of Company loss carryovers.

15.  Segment Disclosures

     The Company operates in a single industry segment, Internet services.
     The Company's operations involve providing access to the Internet, hosting servers and developing content for web sites. The Company provides its services in Hungary, the Czech Republic and the Slovak Republic. The Company's chief operating decision maker monitors the revenue streams by the various services provided, operations are managed and financial performance is evaluated based on the delivery of Internet services over leased telecommunications networks. Substantially all of the Company's operating assets are located in Eastern Europe and all of its revenues are generated in Eastern Europe.

     Products and Services

     The Company groups all of its revenue into one category "Internet and Related Revenue." This is due to the fact that Access Service, access to the Internet by either a leased line or through a dial up service, accounts for 85% of the revenue stream. For the years ended December 31, 1999 and 1998, none of the Company's customers accounted for more than 10% of the Company's total revenue.

16.  Quarterly Financial Data (unaudited)
                                                                      Basic
                                                                    Net Income
                                                   Net Income       (Loss) per
                                    Revenue          (Loss)           Share
                  1999
     First Quarter                  $    -         $ (62,032)        $ (.01)
     Second Quarter                   71,528        (137,790)          (.02)
     Third Quarter                   418,254        (321,496)          (.03)
     Fourth Quarter                  743,785        (701,748)          (.08)

                  1998
     First Quarter                  $384,900      $ (255,085)        $ (.05)
     Second Quarter                  455,100        (122,019)          (.02)
     Third Quarter                   505,953        (389,358)          (.07)
     Fourth Quarter                  339,292       1,193,986            .22

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



     The fourth quarter 1998 revenues are for the period from October 1, to November 20, 1998, at which time the Company sold a 51% of the operations of Euroweb Rt. and realized a gain of $1,516,548.

17.  Subsequent Events

     (a)  Change in control of company

          On February 11, 2000, a special meeting of the shareholders was held and two proposals were approved. Proposal number one approved the amendment of the Company's certificate of incorporation increasing the number of shares of common stock that is authorized for issuance by the company from 20,000,000 shares of common stock to 60,000,000 shares of common stock. Proposal number two approved the issuance and sale by the Company to KPN, Telecom B.V. ("KPN"), a Netherlands Limited Liability Company, 9,883,340 shares at $1.58 per share and rights to shares equal to all other outstanding warrants, options and other securities at $1.38 per share. At closing KPN exercised its option to purchase 1,516,812 shares at $1.38 per share in addition to the 9,883,340 shares at $1.58 per share. These approvals gave KPN control of 51% of the Company's common stock, representing voting control of the Company.

     (b)  Acquisitions

          On March 1, 2000 the Company purchased 100% of the Internet related assets of Sumitcom Rokura, S.R.L. an Internet service provider in Bucharest, Romania, for approximately $780,000, in cash.

          On October 19, 1999, the Company entered signed letters of intent to purchase all of the outstanding stock of Isternet SR s.r.o., an Internet service provider located in the Slovak Republic for $1,100,000 in cash. The Company is awaiting clearance from a Slovakian Antitrust Commission to close on this purchase. All satisfactory due diligence procedures were completed.

          On March 20, 2000, the Company entered signed letters of intent to purchase 100% of the shares of Mediator S.A., a leading Internet service provider in Romania, for $3,000,000 in cash. This acquisition is subject to completion of satisfactory due diligence procedures.

          The acquisitions discussed above will be accounted for as purchase transactions and the acquired companies' results of operations for future periods commencing with the acquisition dates will be included in the Company's consolidated financial statements. Any excess of the costs of these acquisitions over the underlying net assets will be recorded as goodwill and amortized over the useful lives.

          The Company is currently seeking to acquire other Internet service providers in Central and Eastern Europe.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of March 2000.


                           EUROWEB INTERNATIONAL CORP.



                              By _/s/Frank R. Cohen
                                 Frank R. Cohen
                              Chairman of the Board




         Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:



SIGNATURE                               TITLE                        DATE

/s/Frank R.  Cohen      Chairman of Board, Secretary,
Frank R.  Cohen         Treasurer (CFO), Director               March 27, 2000


/s/Robert Genova         President, Chief Executive Officer
Robert Genova            (CEO), Director                        March 27, 2000



/s/Csaba Toro            Vice President, International
Csaba Toro               Managing Director (COO) of all
                         European Operations, Director          March 27, 2000