Form 10QSB
period 2000-03-31
EUROWEB INTERNATIONAL CORP
filed 2000-05-12
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2000
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                      23,255,218
              (Class)                    (Outstanding at March 31, 2000)

Transitional Small Business Disclosures Format (Check one): Yes    No   X

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX



PART I.       Financial Information

Item 1.       Financial Statements

   Consolidated condensed balance sheets as of March 31, 2000 (unaudited)
   and December 31, 1999 (audited)                                          2

   Consolidated condensed statements of operations and comprehensive loss
   (unaudited) for the three months ended March 31, 2000 and 1999           3

   Consolidated condensed statements of stockholders' equity (unaudited) for the
   three months ended March 31, 2000 and 1999                               4

   Consolidated condensed statements of cash flows (unaudited) for the three
   months ended March 31, 2000 and 1999                                     5

   Notes to consolidated condensed financial statements (unaudited)         6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 13


PART II.      Other Information                                             16


Signature                                                                   19
                                     - 1 -

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                     March 31, 2000           December 31, 1999
                                                                                         (Unaudited)

ASSETS
   Current Assets
      Cash and cash equivalents                                                             $ 8,591,321              $ 2,815,071
      Certificate of deposit                                                                      -                    1,052,779
      Investment in securities                                                               14,004,750                    -
      Accounts receivable net                                                                   304,108                  210,086
      Current portion of note receivable                                                        155,623                  152,817
      Current portion of loan receivable                                                         83,789                   81,526
      Receivable from Euroweb Rt.                                                                35,388                   35,388
      Other receivables                                                                         214,667                   56,600
      Prepaid and other current assets                                                           98,096                  260,689
                                                                                             ___________              ___________
                Total current assets                                                         23,487,742                4,664,956

   Property and equipment, net                                                                  495,495                  411,768
   Note receivable, less current portion                                                        665,118                  705,092
   Loan receivable, less current portion                                                         64,867                   86,682
   Investment in Euroweb Rt., at equity                                                         869,056                  822,505
   Goodwill, net                                                                              4,200,734                4,443,007
   Prepaid investment in pending acquisitions                                                   794,117                    2,956
                                                                                            ____________             ____________
   Total assets                                                                             $30,577,129              $11,136,966

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Accounts payable and accrued expenses                                                 $ 1,031,141              $ 1,067,884
      Current portion of loan payable                                                            43,709                   53,796
      Deferred revenue                                                                          171,998                  137,600
                                                                                            ____________             ____________
                Total current liabilities                                                     1,246,848                1,259,280

   Loan payable, less current portion                                                            21,013                   31,298

   Commitments & Contingencies

   Minority interests                                                                             -                        3,296
                                                                                             ___________             ____________
   Total liabilities                                                                          1,267,861                1,293,874

   Stockholders' Equity
      Preferred stock, $.001 par value - shares authorized
         5,000,000; no shares issued or outstanding                                               -                        -
      Common stock, $.001 par value - shares authorized
         March 31, 2000, 60,000,000; issued and outstanding
         23,255,218; December 31, 1999 shares authorized
         20,000,000; issued and outstanding 10,497,681                                           23,181                   10,423
         Additional paid-in capital                                                          46,939,407               26,915,816
      Accumulated deficit                                                                   (17,493,027)             (16,983,745)
   Accumulated other comprehensive losses:
         Foreign currency translation adjustment                                               (159,583)                 (99,402)
         Unrealized loss on investment securities                                                  (710)                  -
                                                                                           ______________            ____________
                Total stockholders' equity                                                   29,309,268                9,843,092
                                                                                           ______________            ____________
      Total liabilities and stockholders' equity                                            $30,577,129              $11,136,966


          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                                                   Three Months Ended March 31,

                                                                                                       2000                 1999
                                                                                                   ______________       ___________
Revenues                                                                                            $  750,216           $     -
                                                                                                   ______________       ___________
Expenses (Income)
   Compensation and related costs                                                                      335,887               73,472
   Network costs                                                                                       363,172                 -
   Consulting and professional fees                                                                    157,146               70,477
   Directors fees                                                                                      100,000                 -
   Rent                                                                                                 31,004                6,056
   Bad debts                                                                                            22,393                 -
   Depreciation and amortization                                                                       291,401                 -
   Interest income                                                                                     (184,117)           (57,862)
   Interest expense                                                                                      2,140                 -
   Equity in net income of Euroweb Rt.                                                                  (89,697)           (33,110)
   Other expense                                                                                       218,609                2,999
   Other income                                                                                         (12,072)               -
                                                                                                     ___________        ___________
         Total                                                                                       1,235,866               62,032

Loss from operations
   before income taxes and minority
   interest                                                                                            (485,650)           (62,032)
Provision for income taxes                                                                              26,928                 -
Minority interests in subsidiaries (income) loss                                                         (3,296)               -
                                                                                                      ___________       ___________
Loss                                                                                                   (509,282)           (62,032)

Other comprehensive loss, net                                                                           60,891             (28,112)
                                                                                                     ____________       ___________
Comprehensive loss                                                                                   $ (570,173)         $ (90,144)
                                                                                                     ____________       ___________
Loss per share, basic and diluted                                                                       (.03)                 (.01)


Weighted average number of common shares
   outstanding, basic and diluted:                                                                  17,075,862            6,475,694










           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                     Accumulated Other
                                                                                                     Comprehensive Gains(Losses)



                                                                                           Foreign
                                                            Additional                    Currency          Other        Total
                                        Common Stock        Paid-in         Accumulated    Translation    unrealized   Stockholders'
                                        Shares   Amount     Capital          Deficit         Adjustment    Gain(loss)     Equity
                                        ______  __________  ____________     ____________   ____________  ___________  ____________


THREE MONTHS ENDED MARCH 31, 2000:
   Balances, December 31, 1999        10,497,681  $10,423     $26,915,816     $(16,983,745)  $(99,402)    $ -0-        $9,843,092
   Issuance of shares for cash        11,803,554   11,804      18,078,829         -            -            -          18,090,633
   Issuance of shares for warramts       953,983     954        1,944,762         -            -            -           1,945,716
   Foreign currency translation gain       -          -           -               -           (60,181)      -             (60,181)
   (loss)
   Unrealized loss on securities held
   for sale                                -          -           -               -            -            (710)            (710)
   Net loss for the period                 -          -           -              (509,282)     -            -            (509,282)
                                     __________   __________  ____________   ______________  __________   ___________ ____________
   Balances, March 31, 2000          23,255,218   $23,181     $46,939,407     $(17,493,027)  $(159,583)    $(710)     $29,309,268




















                See accompanying notes to consolidated financial

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                         March 31,
                                                                                                   2000                 1999
                                                                                              ______________      ______________

Cash flows from operating activities:
   Net loss                                                                                   $  (509,282)          $  (62,032)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                                                291,401                 -
      Equity in net income of Euroweb Rt.                                                          (89,697)               (33,110)
      Foreign currency loss                                                                          4,004                 -
      Minority interests                                                                            (3,296)                -
   (Increase) decrease in:
      Accounts receivable, net                                                                      (94,022)               -
      Receivable from Euroweb Rt.                                                                     -                  65,715
      Prepaid and other assets                                                                       7,482               17,209
   Decrease (increase) in:
      Accounts payable and accrued expenses                                                         36,743               (29,016)
      Deposits payable                                                                                -                  200,000
      Deferred revenue                                                                              (34,398)               -
                                                                                                _____________          ___________
           Net cash provided by (used in) operating activities                                     (391,065)             158,766

Cash flows from investing activities:
   Certificates of deposit                                                                        1,052,779             (9,915)
   Investment in securities                                                                     (14,004,750)               -
   Prepaid investment in pending acquisitions                                                      (794,115)               -
   Repayments of notes receivable                                                                   37,168               534,559
   Repayments loan receivable                                                                       19,552                20,058
   Proceeds of loan receivable                                                                        -                 (150,000)
   Acquisition of property and equipment                                                           (132,858)              -
                                                                                                _____________           _________
           Net cash provided by (used in) investing activities                                  (13,822,224)             394,702

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                       20,036,349               90,000
   Repayment of loan payable                                                                       (20,372)                 -
                                                                                                ___________             _________
           Net cash provided by (used in) financing activities                                  20,015,977               90,000

Effect of foreign exchange rate changes on cash                                                    (26,438)                 -

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        5,776,250              643,468
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                     2,815,071            1,688,280
                                                                                                __________           ___________
CASH AND CASH EQUIVALENTS, END OF YEAR                                                          $8,591,321           $2,331,748

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                                                $   2,140              $  5,945
   Income tax paid                                                                                 14,056                14,398

NON-CASH TRANSACTIONS
   Issuance of common stock for acquisition of subsidiaries                                     $     -              $2,000,000



          See accompanying notes to consolidated financial statements.

                           Euroweb International Corp.
                   Notes to Consolidated Condensed Financial Statements




 1.      Summary of Significant Accounting Policies

     (a)Principles of Consolidation

        The consolidated condensed financial statements include the accounts of Euroweb International Corp. (the "Company") and its subsidiaries.

        The operations of Luko Czech-Net, s.r.o. (Luko Czech) were acquired as a wholly-owned subsidiary by the purchase of 100% of its registered capital stock on June 11, 1999. The operations of Luko Czech have been included effective from June 1, 1999.

        The operations of Euroweb Slovakia, s.r.o., (EWEB Slovakia), a newly formed subsidiary in the Slovak Republic, by the merger of two wholly owned subsidiaries, Global Network Services, a.s., (SKNET) and Eunet Slovakia, s.r.o., (Eunet)have been included effective January 1, 2000.

        The operations of EUnet were acquired as a wholly-owned subsidiary by the purchase of 100% of its outstanding shares of capital stock on July 15, 1999. The operations of EUnet have been included effective from August 1, 1999 through December 31, 1999.

        The operations of DoDo s.r.o. ("R-Net") were acquired as a 70% owned subsidiary by the purchase of 70% of equity of the Company on August 9, 1999. The operations of R-Net have been included effective from August 1, 1999.

        The operations of SKNET were acquired as a 100% owned subsidiary by the purchase of 70% of the outstanding shares of stock on September 23, 1999 and the remaining 30% on November 16, 1999. The operations of SKNET have been included effective from October 1, 1999 through December 31, 1999.

        All of the acquired companies are Internet service providers.

        All material intercompany balances and transactions have been eliminated.


     (b)Use of Estimates and Assumptions

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

     (c)Fiscal Year

        The Company's reporting period is the calendar year.

     (d)Revenue Recognition

        Revenues from monthly Internet services are recognized in the month in which the services are provided.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                          Quarter ended March 31, 2000


     (e)Foreign Currency Translation

        The Company uses the local currencies, the Hungarian forint for Euroweb Rt., Czech koruna for Luko Czech and the Slovak koruna for EWEB Slovakia, and R-Net as the functional currencies for measuring their respective accounts. It translates all assets and liabilities at exchange rates in effect at the balance sheet date and all income and expense accounts at average rates for the period included in these financial statements, and records adjustments resulting from the translation in a separate component of stockholders' equity.

     (f)Cash Equivalents and Investment in Securities

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Investments in marketable debt securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included as a component of earnings and other comprehensive income.

     (g)Fair Value of Financial Instruments

        The carrying values of cash equivalents, certificates of deposit, investment in debt securities, notes and loans receivable, accounts payable, loans payable and accrued expenses approximate fair values.

     (h)Property and Equipment

        Property and equipment are stated at cost. Maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight line method.

     (i)Goodwill

        Purchased goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of assets acquired. Amortization is computed over the estimated useful life of five years using the straight line method.

     (j)Investment in Euroweb Rt.

        The Company's 49% equity interest in Euroweb Rt. is accounted for using the equity method, under which the Company records as income its share of the earnings of Euroweb Hungary Rt., net of the amortization of goodwill. Dividends are credited against the investment account when declared. The excess of the carrying value of the Company's investment over its equity in the fair value of the underlying net assets (goodwill) of approximately $586,000 at the acquisition date is amortized over an estimated remaining useful life of three years.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000


     (k)Net Loss Per Share

        The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. This statement became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the quarter ended March 31,2000 and the year ended December 31,1999, which were not included in the computation of diluted net loss per share because they were antidilutive for those periods.

     (l)Comprehensive Income

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

    (m)Segment Information

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

        On January 2, 1997, the Company acquired three Hungarian Internet Service companies and had operated them through Euroweb Hungary Rt., a wholly-owned subsidiary, through November 20, 1998, on which date the Company sold a 51% interest in Euroweb Rt.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

        The Company's consolidated statements of operations include the equity in net income of Euroweb Hungary, Rt., for the three months ended March 31, 2000 and 1999. Operating data for Euroweb Hungary, Rt., are as follows:

                                             March 31,2000    March 31,1999
                                             (Unaudited)         (Unadited)
                                             ______________   _______________
         Revenues                               $1,084,237           $625,718
         Expenses                                  804,436           $466,551
                                             _____________    _______________
         Net Income                             $  279,801           $159,167

         Company's 49% equity in net income        137,102             77,992
         Amortization of goodwill related to
         The Company's investment in Euroweb
         Hungary, Rt.                              (47,405)           (44,882)
                                             ______________     ______________
         Equity in net income of Euroweb,Rt.    $   89,697          $  33,110

        During 1999 the Company acquired four Central European Internet service companies. In the Czech Republic the Company acquired 100% of Luko Czech on June 11, 1999. In the Slovak Republic the Company acquired 100% of EUnet on July 15, 1999, 70% of R-Net on August 9, 1999 and 70% of SKNET on September 23, 1999, and the remaining 30% on November 16, 1999. The Company merged the operations of EUnet and SKNET on January
        1, 2000, into Euroweb Slovakia, a newly formed 100% owned subsidiary.

        On February 11, 2000, a special meeting of the shareholders was held and two proposals were approved. Proposal number one approved the amendment of the Company's certificate of incorporation increasing the number of shares of common stock that is authorized for issuance by the company from 20,000,000 shares of common stock to 60,000,000 shares of common stock. Proposal number two approved the issuance and sale by the Company to KPN, Telecom B.V. ("KPN"), a Netherlands Limited Liability Company, 10,286,742 shares at $1.58 per share and rights to shares equal to all other outstanding warrants, options and other securities at $1.38 per share. At closing KPN exercised its option to purchase 1,516,812 shares at $1.38 per share in addition to the 10,286,742 shares at $1.58 per share. These approvals gave KPN control of 51% of the Company's common stock, representing voting control of the Company.

 3.      Interim periods

        The accompanying consolidated condensed financial statements for the three months ended March 31, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the result of a full year.

 4.      Incorporation by Reference

        Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31,1999 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

                           Euroweb International Corp.
                   Notes to Consolidated Comdensed Financial Statements
                                 March 31, 2000


 5.      Cash Concentration

        At March 31, 2000, cash and cash equivalents included $8,064,960 and $281,973 on deposit with a money market fund and major money center bank, respectively.

 6.      Investment in Securities

        On February 15,2000, the Company purchased $ 14,005,460 of 5.0% Federal home loan Mortgage Corporation debt securities, rated AAA by Moody's investor services.


 7.      Capital Stock, Stock Options and Warrants

        On February 11, 2000, the Company sold 11,803,554 shares of common stock to KPN. The proceeds of this placement amounted to $18,090,634 after deducting private placement costs of $255,620.

        During the first quarter of 2000, proceeds of $1,945,715 were received for the exercise of 953,983 warrants for 953,983 shares of common stock exclusive of the KPN sale.

        On February 11,2000, the Company's stockholders approved an increase in the authorized shares of capital stock to 65,000,000 shares consisting of 60,000,000 shares of common stock and 5,000,000 shares of preferred stock. The increase was effective on February 11,2000.


8.      Commitments and Contingencies

     (a)Employment Agreements

        Employment agreements with the three officers of the Company provide for aggregate annual compensation of $646,000 through December 31, 2005.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

     (b)Legal Proceedings

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


9.      Acquisitions

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

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000


10.       Segment Disclosures

        The Company operates in a single industry segment, Internet services. The Company's operations involve providing access to the Internet, hosting servers and developing content for web sites. The Company provides its services in the Czech Republic and the Slovak Republic. The Company's chief operating decision maker monitors the revenue streams by the various services provided, operations are managed and financial performance is evaluated based on the delivery of Internet services over leased telecommunications networks. Substantially all of the Company's operating assets are located in Central Europe and all of its revenues are generated in Central Europe.

11.       Subsequent Events

        On October 19, 1999, the Company entered signed letters of intent to purchase all of the outstanding stock of Isternet SR s.r.o., an Internet service provider located in the Slovak Republic for $1,100,000 in cash. The Company has received clearance from a Slovakian Antitrust Commission to close on this purchase which was completed on April
        10,2000. All satisfactory due diligence procedures were completed and the closing took place on April 20, 2000.

        On March 1, 2000 the Company agreed to purchase 100% of the Internet related assets of Sumitkom Rokura, S.R.L. an Internet service provider in Bucharest, Romania, for approximately $1,530,000 in cash of which a $ 750,000 deposit on contract has been made. The closing of the purchase is subject to due diligence procedures to be performed. The anticipated closing date is early June, 2000.

        On March 20, 2000, the Company entered signed letters of intent to purchase 100% of the shares of Mediator S.A., a leading Internet service provider in Romania, for $3,000,000 in cash. This acquisition is subject to completion of satisfactory due diligence procedures and is expected to close in the early part of June, 2000.

        On April 20, 2000, the Company excersied its option to purchase the remaining 30% of R-Net that it did not own for $350,000.

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


In January 1997, the Company acquired three ISP businesses in Hungary and consolidated the three Hungarian ISPs under one roof under the name of Euroweb Rt. On November 20, 1998, the Company sold a 51% interest in EUroWeb Rt. On June 11, 1999, the Company acquired all of the participating interests in Luko Czech, an ISP operating in the Czech Republic. The Company also acquired in 1999 all or a majority of the respective interests in three ISPs operating in Slovakia. The three acquisitions in Slovakia include: (1) all of the outstanding shares of capital stock of EUnet Slovakia, (2) 70% of the equity of R-Net, a subsidiary of Dodo s.r.o. and (3) all of the outstanding shares of Global Network Services, a.s.c., which was owned by Slavia Capital o.c.p., a.s.

On February 11, 2000, a special meeting of the shareholders was held and two proposals were approved. Proposal number one approved the amendment of the Company's certificate of incorporation increasing the number of shares of common stock that is authorized for issuance by the Company from 20,000,000 shares of common stock to 60,000,000 shares of common stock. Proposal number two approved the issuance and sale by the Company to KPN, Telecom B.V. ("KPN"), a Netherlands Limited Liability Company,
10,286,742 shares at $1.58 per share and rights to shares equal to all other outstanding warrants, options and other securities a t $1.38 per share. At closing KPN exercised its option to purchase 1,516,812 shares at $ 1.38 per share in addition to the 10,286,742 shares at $1.58 per share. These approvals gave KPN control of 51% of the Company's common stock, representing voting control of the Company. This transaction provided the Company with more than $ 18,000,000 in capital to fund future acquisitions. And, as of this filing, the Company has closed on two additional acquisitions effective from April 20, 2000. The first was the purchase of Isternet, in the Slovak Republic for approximately $1,100,000 and the second was the purchase of the remaining 30% of R-Net that the Company did not own, also in the Slovak Republic for $350,000. Two pending acquisitions of Internet service providers in Romania are scheduled to close in the early part of June 2000. They are the purchase of the assets of Sumikom Rokura for approximately
$ 1,530,000  and the purchase of Mediator  S.A.,  for approximately $3,000,000.

The Company's consolidated statement of operations for the quarter ended March 31, 2000 includes (1) the results of operations of Luko Czech, located in the Czech Republic and the results of operations of three the Slovakian companies: EUnet Slovakia s.r.o., Global Network Services a.s.c., (which two companies were merged into Euroweb Slovakia s.r.o.) and Dodo s.r.o.

         Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

The first quarter ended March 31,1999 did not have any revenues from operating activities as a result of the sale of Euroweb Hungary, Rt., on November 20, 1998, and not having, until June 11, 1999, any other operating subsidiaries. Therefore, total revenues from Internet activities for the quarter ended March 31, 2000 represents a total increase of $750,216 compared to the quarter ended March 31, 1999. However, on a comparitive basis the Company reported income for the quarter ended March 31, 1999, from its equity interest in Euroweb Hungary Rt., of $33,110. This compares to income from its equity interest in Euroweb Hungary, Rt., of $89,697 reported for the quarter ended March 31, 2000. This represents a 170% increase over the quarter ended March 31, 1999.

Internet revenues for the quarter ended March 31, 2000 by country, are the following:

            Slovakia                                              476,938

            Czech Republic                                        273,278

                                                                 $750,216



While the Company's operations for the quarter ended March 31, 2000, showed an operating loss of $ 509,282, or $.03 per share, non-cash amortization of goodwill relating to subsidiary acquisitions contributed $291,401 to this loss or $.02 per share. The first quarter 2000 also had a non-recurring charge of $100,000 paid to two retiring directors of the Company as requested by KPN as a condition of their investment in the Company. Excluding these two items the net loss for the quarter would have been $117,881 or $.01 per share. This compares to the $.01 per share loss reported in the quarter ended March 31, 1999.



Liquidity and Capital Resources

In February, 2000, KPN purchased 11,803,554 shares of common stock representing a 51% interest in the Company, paying $18,346,254. The proceeds amounted to $ 18,090,633 after deducting private placement costs of $255,620.

During the first quarter 2000, proceed of $1,945,716 were received for the exercise of 953,983 warrants for 953,983 shares of common stock, exclusive of the KPN sale.

The Company has sufficient cash on hand to meet its anticipated working capital requirements for at least twelve months. The Company plans to make future acquisitions of Internet service providers in Central and Eastern Europe. The excess cash on hand to be used to finance such future acquisitions is currently invested in U.S. Government securities.

Effect of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any material effect on its financial statements.

Forward-Looking Statements

When used in this Form 10-QSB, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                                    PART II
Item 1.  Legal Proceedings

In May 1999, a statement of claim was filed against Luko Czech, one of the Company's wholly-owned subsidiaries in the Czech Republic. The claim involves alleged damages in the amount of approximately $132,000 resulting from the Company's cancellation of a contract with a data network provider. The Company claims that the contract was terminated in accordance with its terms and conditions, and has presented documents in support of its position. The Company is not a party to any other material legal proceedings as of the date of this report.

Item 2.  Changes in Securities

By a vote of the Company's stockholders, on February 11, 2000, the authorized shares of capital stock was increased from 25,000,000 to 65,000,000 representing a 40,000,00 increase in the authorized shares of common stock. This change was effective on that date.

Item 3.  Defaults upon senior securities

         None

Item 4.  Submission of matters to a vote of security holders

On February 11, 2000, a special meeting of the shareholders was held and two proposals were approved. Proposal number one approved the amendment of the Company's certificate of incorporation increasing the number of shares of common stock that is authorized for issuance by the Company from 20,000,000 shares of common stock to 60,000,000 shares of common stock. Proposal number two approved the issuance and sale by the Company to KPN, Telecom B.V. ("KPN"), a Netherlands Limited Liability Company,
10,286,742 shares at $1.58 per share and rights to shares equal to all other outstanding warrants, options and other securities a t $1.38 per share. At closing KPN exercised its option to purchase 1,516,812 shares at $ 1.38 per share in addition to the 10,286,742 shares at $1.58 per share. These approvals gave KPN control of 51% of the Company's common stock, representing voting control of the Company.

ITEM 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits (numbers below reference Regulation S-B, Item 601)
         (2)       Subscription Agreement and Option Agreement with KPN(23)
         (3)      (a) Certificate of Incorporation filed November 9, 1992(1)
                  (b) Amendment to Certificate of Incorporation filed July 9,
                      1997 2
                  (c) By-laws(2)
         (4)      (a) Form of Common Stock Certificate(2)
                  (b) Form of Underwriters' Warrants to be sold to
                      Underwriters(2)
                  (c) Placement  Agreement  between  Registrant and J.W.
                      Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing(2)
                  (d) Form of 10% Convertible  Debenture used in connection
                      with offshore private placement financing pursuant to Regulation S3
________________________
1 Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
2 Filed with Form 10-QSB for quarter ended June 30, 1998.
3 Filed with Form 8-K as of February 17, 1994

(e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D(4)
(10)    (a) Consulting agreement between Registrant and Klenner Securities Ltd.
            (2)
        (b) Consulting agreement between Registrant and Robert Genova(2)
        (c) Consulting agreement between Registrant and Laszlo Modransky(2)
        (d) 1993 Incentive Stock Option Plan(2)
        (e) Sharing agreement for space and facilities between Registrant and Hungarian Telephone and Cable Corp.(2)
        (f) Articles of Association (in English) of Teleconstruct Building
            Corp.  (2)
        (g) Articles of Association (in English) of Termolang Engineer and Construction Ltd. (2)
        (h) Letter of intent between Teleconstruct Building Corp.  and
            Pilistav(2)
        (i) Employment agreement between Registrant and Robert Genova and termination agreement dated February 5, 1997 4
        (j) Employment agreement between Registrant and Peter E. Klenner(2) and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A as amended(4)
        (k) Employment agreement between Registrant and Frank R. Cohen(2) and modification of employment agreement(4)
        (l) Letter of Intent agreement between Registrant and Raba-Com Rt.  (4)
        (m) Letter of Intent agreement between Registrant and Kelet-Nograd Rt(4)
        (n) Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas(4)
        (o) Lease agreement between Registrant's subsidiary EUNET Kft. and Varosmajor Passage, Kft. for office space(4)
        (p) Acquisition agreement between Registrant and KFKI Computer Systems Corp. dated December 13, 1996(4)
        (q) Acquisition agreement between Registrant and E-Net Hungary(4)
        (r) Acquisition agreement between Registrant and MS Telecom Rt.  (4)
        (s) Employment Agreement between Registrant and Imre Kovats(4)
        (t) Employment Agreement between Registrant and Csaba Toro(4)
        (u) Promissory Note from Registrant to HBC(4)
        (v) Communication Services Agreement between Registrant and MCI Global Resources, Inc.5
        (w) Lease and Option Agreement for Building B as of April 1, 1998 with Hafisa Kft.6
        (x) License Agreement between Gric Communications, Inc. and EuroWeb International Corp.(5)
        (y) Consulting Agreement between Registrant and Eurus Capital Corporation and Rescission Agreement7
        (y)(i)Agreement rescinding Option Agreement with Eurus Capital Corporation8

_______________________
4 Filed with Form 10-KSB for year ended December 31, 1996
5 Filed with Form 10-QSB for quarter ended September 30, 1997.
6 Filed with Form 10KSB for year ended December 31, 1997.
7 Filed with Amendment No. 1 to Registration Statement 333-52841
8 Filed with Amendment No. 2 to Registration Statement 333-52841

        (z) Financial Consulting Agreement between Registrant and J.W. Barclay
            & Co., Inc.9
        (aa)Mergers and Acquisitions Agreement between Registrant and J.W. Barclay10
        (bb)Placement Agreement between Registrant and J.P. Carey, Inc. and
            form of Placement   Agent  Warrants   issued  in
            connection with private placement financing11
        (cc)Private Placement Agreement between Registrant and Peter E.
            Klenner12
        (dd)Employment Agreement between Registrant and Csaba Toro13
        (ee)Employment Agreement between Registrant and Robert Genova14
        (ff)Employment Agreement between Registrant and Frank R. Cohen15
        (gg)Placement Agreement between Registrant and JP Carey Securities Inc. and Warrant Agreement in connection with private placement financing16
        (hh)Private Placement Agreement between Registrant and M&A Management17
        (ii)Form of Subscription Agreement in connection with private offering of common stock and Warrants pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act of 193318
        (jj)Acquisition Agreement between Registrant and Luko Czech Net, 5.1.0. dated June 11, 199919
        (kk)Acquisition Agreement between Registrant and Slavia Capital, O.C.P., a.s. dated July 2, 199920
        (ll)Acquisition Agreement between Registrant and Eunet Slovakia s.r.o. dated July 14, 199921
        (mm)Acquisition Agreement between Registrant and shareholders of Dodo, s.r.o. dated August 5, 199922

(16)     (a)Letter on Change in Certifying Accountant23
         (b)Letter by Former Accountant Agreeing with Company's Statements.(24)
(22)     (a)Proxy Statement for Special Meeting of Stockholders.24
         (b)Press Release on Adjournment of Special Meeting.25
         (c)Press Release on Results of Vote.26

_________________________
9 File with Amendment No. 1 to Registration Statement 333-52841
10 Filed with Amendment No. 1 to Registration Statement 333-52841
11 Filed with Form 8-K as of October 14, 1998
12 Filed with Form 8-K as of October 14, 1998
13 Filed with Form 8-K as of October 14, 1998
14 Filed with Form 8-K as of October 14, 1998
15 Filed with Form 8-K as of October 14, 1998
16 Filed with Form 8-K as of April 21, 1999
17 Filed with Form 8-K as of April 21, 1999
18 Filed with Form 8-K as of April 21, 1999
19 Filed with Form 8-K as of June 11, 1999
20 Filed with Form 10-QSB for quarter ended June 30, 1999
21 Filed with Form 10-QSB for quarter ended June 30, 1999
22 Filed with Form 10-QSB for quarter ended June 30, 1999
23 Filed with Form 8-K on December 21, 1999.
24 Filed with Form DEF 14A on December 14, 1999.
25 Filed with Form 8-K on January 12, 2000.
26 Filed with Form 8-K on February 14, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report
to be signed on its behalf by the  undersigned,   thereunto duly  authorized,
in the City of New York, State of New York, on the 12th day of May 2000.


                           EUROWEB INTERNATIONAL CORP.




                              By _/s/Frank R. Cohen
                                 Frank R. Cohen
                              Chairman of the Board