Form 10QSB
period 2000-06-30
EUROWEB INTERNATIONAL CORP
filed 2000-08-09
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2000
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ______  to ___________
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

                                 (212) 758-9870
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days. Yes  X   No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                    23,342,569
              (Class)                   (Outstanding at June 30, 2000)

 transitional Small Business Disclosures Format (Check one): Yes___ No   X

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX



PART I.       Financial Information

Item 1.       Financial Statements

Consolidated condensed balance sheets as of June 30, 2000 (unaudited)
and December 31, 1999 (audited)                                             2

Consolidated condensed statements of operations and comprehensive loss (unaudited) for the three months ended June 30, 2000 and 1999 and the
Six months ended June 30, 2000 and 1999                                     3

Consolidated  condensed statements of stockholders' equity (unaudited) for
The six months ended June 30, 2000 and 1999                                 4

Consolidated  condensed statements of cash flows (unaudited) for the six
months ended June 30, 2000 and 1999                                         5

Notes to consolidated condensed  financial statements (unaudited)           6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      12


PART II.      Other Information                                            15


Signature                                                                  18

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                           June 30, 2000          December 31, 1999
                                                                                              (Unaudited)
ASSETS
   Current Assets
      Cash and cash equivalents                                                             $ 3,892,674              $ 2,815,071
      Certificate of deposit                                                                      -                    1,052,779
      Investment in securities                                                               14,044,652                    -
      Accounts receivable, net                                                                  273,722                  210,086
      Current portion of note receivable                                                        158,480                  152,817
      Current portion of loan receivable                                                         86,114                   81,526
      Receivable from Euroweb Rt.                                                                35,388                   35,388
      Other receivables                                                                         434,794                   56,600
      Prepaid and other current assets                                                          106,175                  260,689
                                                                                             __________               __________
                Total current assets                                                         19,031,999                4,664,956

   Property and equipment, net                                                                  753,348                  411,768
   Note receivable, less current portion                                                        624,410                  705,092
   Loan receivable, less current portion                                                         42,447                   86,682
   Investment in Euroweb Rt., at equity                                                         847,966                  822,505
   Goodwill, net                                                                              5,196,087                4,443,007
   Prepaid investment in pending acquisitions                                                 4,220,838                    2,956
                                                                                            ___________              ___________
   Total assets                                                                             $30,717,095              $11,136,966

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Accounts payable and accrued expenses                                                 $   769,027              $ 1,067,884
      Current portion of loan payable                                                           101,276                   53,796
      Current portion of acquistion indebtedness                                                180,000                     -
      Deferred revenue                                                                          210,573                  137,600
                                                                                            ___________              ___________
                Total current liabilities                                                     1,260,876                1,259,280

   Loan payable, less current portion                                                                                     31,298
   Acquistion indebtedness, less current portion                                                360,000                     -

   Commitments & Contingencies

   Minority interests                                                                             -                        3,296
                                                                                              _________                _________
   Total liabilities                                                                          1,620,876                1,293,874

   Stockholders' Equity
      Preferred stock, $.001 par value - shares authorized
         5,000,000; no shares issued or outstanding                                               -                        -
      Common stock, $.001 par value - shares authorized
         March 31, 2000, 60,000,000; issued and outstanding
         23,342,569; December 31, 1999 shares authorized
         20,000,000; issued and outstanding 10,497,681                                           23,268                   10,423
      Additional paid-in capital                                                             47,086,539               26,915,816
      Accumulated deficit                                                                   (17,869,574)             (16,983,745)
   Accumulated other comprehensive losses:
         Foreign currency translation adjustment                                               (183,206)                 (99,402)
         Unrealized gain (loss) on investment securities                                         39,192                    -
                                                                                             __________              ___________
                Total stockholders' equity                                                   29,096,219                9,843,092
                                                                                            ___________              ___________
      Total liabilities and stockholders' equity                                            $30,717,095              $11,136,966

          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                          Three Months Ended            Six Months Ended
                                                June 30,                  June 30,
                                           2000       1999          2000                1999
                                        ________    ________      ___________         _________

Revenues                                $899,823    $71,528       $1,650,039            $71,528
                                        ________    ________      ___________         _________

Expenses (Income)
   Compensation and related costs        377,957      83,903       713,844              157,375
   Network costs                         354,799      42,000       717,971               42,000
   Consulting and professional fees      131,904      78,001       289,050              148,478
   Directors fees                          -           -          100,000                 -
   Rent                                   30,724       6,000        61,728               12,056
   Bad debts                              44,931        -           67,324                -
   Depreciation and amortization         392,631      31,027       684,032               31,027
   Interest income                      (279,414)    (66,272)     (463,531)            (124,134)
   Interest expense                        7,531        -            9,671                -
   Foreign currency (gain) loss            4,532        (972)        4,532                 (972)
   Equity in net income of Euroweb Rt.     8,276     (26,934)      (81,421)             (60,044)
   Other expense                         212,265      60,426       430,874               63,425
   Other income                          (22,481)       -          (34,553)               -
                                       __________    _______     _________             _________
         Total                         1,263,655     207,179     2,499,521              269,211

Loss from operations
   before income taxes and minority
   interest                             (363,832)   (135,651)     (849,482)            (197,683)
Provision for income taxes                14,469       2,139        41,397                2,139
Minority interests in subsidiaries
(income) loss                             (1,794)       -           (5,050)               -
                                        _________    ________     _________            _________

Net Loss                                (376,507)   (137,790)     (885,829)            (199,822)

Other comprehensive (gain) loss,
 net                                     (16,280)     95,021        44,611               123,133
                                        _________    ________      ________            _________

Comprehensive loss                    $ (360,227) $ (232,811)   $ (930,440)           $ (322,955)
                                      ===========  ===========  ===========           ===========

Net Loss per share, basic and
    diluted                               (.02)       (.02)         (.04)                (.03)

Weighted average number of shares
   outstanding, basic and diluted     23,305,878   8,339,881    20,157,361             7,412,937












           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                          Accumulated Other
                                                                                        Comprehensive Gains(Losses)
                                                                                        ___________________________

                                                                                            Foreign
                                                                Additional                  Currency     Other         Total
                                          Common Stock           Paid-in     Accumulated    Translation  unrealized   Stockholders'
                                        Shares       Amount      Capital       Deficit      Adjustment   Gain(loss)     Equity
                                        ______       _______    __________   ___________    __________   __________   ____________

THREE MONTHS ENDED JUNE 30, 2000:

   Balances, December 31, 1999          10,497,681   $10,423   $26,915,816  $(16,983,745)  $(99,402)    $   -0-      $   9,843,092
   Issuance of shares for cash          11,803,554    11,804    18,081,330       -           -               -          18,093,134
   Issuance of shares for warrants       1,041,334     1,041     2,089,393       -           -               -           2,090,434
   Foreign currency translation loss            -         -         -            -          (83,804)         -             (83,804)
   Unrealized loss on securities held for
      sale                                      -         -         -            -           -             9,192            39,192
   Net loss for the period                      -         -         -           (885,829)    -               -            (885,829)
                                        __________   _______   ___________  _____________  _________     ________     _____________

   Balances, June 30, 2000              23,342,569   $23,268   $47,086,539  $(17,869,574)  $(183,206)    $39,192       $29,092,219
                                        ==========   =======   ===========  =============  =========     ========     =============

































                See accompanying notes to consolidated financial

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                   2000                 1999
                                                              ____________         ____________
Cash flows from operating activities:
   Net  loss                                                  $  (885,829)         $  (199,822)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                               684,032               31,027
      Equity in net income of Euroweb Rt.                         (81,421)             (60,044)
      Foreign currency loss                                         4,532                 (972)
      Minority interests                                           (5,050)               -
   (Increase) decrease in:
      Accounts receivable, net                                     48,513                -
      Receivable from Euroweb Rt.                                     -                 65,715
      Prepaid and other assets                                   (182,996)              33,186
   Decrease (increase) in:
      Accounts payable and accrued expenses                      (379,104)             (91,983)
      Deposits payable                                                 -                 -
      Deferred revenue                                             24,659                -
                                                                __________          ___________
           Net cash provided by (used in) operating activities   (772,664)            (222,893)

Cash flows from investing activities:
   Certificates of deposit                                       1,052,779             (21,713)
   Investment in securities                                    (14,005,460)              -
   Prepaid investment in pending acquisitions                   (3,677,882)              -
   Repayments of notes receivable                                   75,019             557,950
   Repayments loan receivable                                       39,647              40,672
   Proceeds of loan receivable                                        -               (150,000)
   Acquisition of property and equipment                          (330,058)             (4,222)
   Acquisition of Internet companies net of cash acquired       (1,373,690)           (669,647)
   Investments in Euroweb, Rt.                                        -                (59,100)
                                                                ___________         ____________
           Net cash provided by (used in) investing activities (18,219,645)            (306,060)

Cash flows from financing activities:
   Proceeds from issuance of common stock                       20,183,568            3,143,687
   Repayment of loan payable                                       (85,813)               -
                                                                ___________          __________
           Net cash provided by (used in) financing activities  20,097,755            3,143,687

Effect of foreign exchange rate changes on cash                    (27,843)                 972

NET INCREASE IN CASH AND CASH EQUIVALENTS                        1,077,603            2,615,706
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     2,815,071            1,688,280
                                                                __________           __________
CASH AND CASH EQUIVALENTS, END OF YEAR                          $3,892,674           $4,303,986
                                                                ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                              $    9,671           $    5,945
   Income tax paid                                                41,397               14,398

NON-CASH TRANSACTIONS
   Issuance of common stock for acquisition of subsidiaries   $     -              $ 2,000,000



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

         Euroweb Slovakia, s.r.o., ("EWEB Slovakia"), is a newly formed subsidiary in the Slovak Republic, through the merger of four wholly owned subsidiaries, EUnet Slovakia, s.r.o., ("Eunet"), DoDo,s.r.o., ("R-Net"), Global Network Services, a.s., ("SKNET") and Isternet SR, s.r.o.

         The operations of EUnet were acquired as a wholly-owned subsidiary by the purchase of 100% of its outstanding shares of capital stock on July 15, 1999. The operations of EUnet have been included effective from August 1, 1999.

         The operations of DoDo s.r.o. ("R-Net") were acquired as a 100% owned subsidiary by the purchase of 70% of equity of the Company on August 9, 1999 and the remaining 30% on May 22, 2000. The operations of R-Net have been included effective from August 1, 1999.

         The operations of SKNET were acquired as a 100% owned subsidiary by the purchase of 70% of the outstanding shares of stock on September 23, 1999 and the remaining 30% on November 16, 1999. The operations of SKNET have been included effective from October 1, 1999.

         The operations of Isternet SR, s.r.o. were acquired as a 100% owned subsidiary by the purchase of 100% of its outstanding shares of capital stock on April 21,2000.
         The operations of Isternet SR, s.r.o. has been included effective May 1, 2000.


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



                           Euroweb International Corp.
              Notes to Consolidated Condensed Financial Statements




     (d)Revenue Recognition

         Revenues from monthly Internet services are recognized in the month in which the services are provided.

     (e)Foreign Currency Translation

         The Company uses the local currencies, the Hungarian forint for Euroweb Rt., Czech koruna for Luko Czech and the Slovak koruna for EWEB Slovakia as the functional currencies for measuring their respective accounts. It translates all assets and liabilities at exchange rates in effect at the balance sheet date and all income and expense accounts at average rates for the period included in these financial statements, and records adjustments resulting from the translation in a separate component of stockholders' equity.

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






                           Euroweb International Corp.
              Notes to Consolidated Condensed Financial Statements


     (k)Net Loss Per Share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. This statement became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the six months ended June 30, 2000 and the year ended December 31,1999, which were not included in the computation of diluted net loss per share because they were antidilutive for those periods.

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









                           Euroweb International Corp.
              Notes to Consolidated Condensed Financial Statements


     The Company's consolidated statements of operations include the equity in net income of Euroweb Hungary, Rt., for the six months ended June 30, 2000 and 1999. Operating data for Euroweb Hungary, Rt., are as follows:

                                               June 30, 2000     June 30, 1999
                                               _____________     _____________
                                               (Unaudited)       (Unaudited)

         Revenues                               $2,333,580        $ 1,353,000
         Expenses                                1,973,925          1,047,270
                                                __________        ___________
         Net Income                             $  359,655        $   305,730

         Company's 49% equity in net income        176,231            149,808
         Amortization of goodwill related to
         The Company's investment in Euroweb
         Hungary, Rt.                              (94,810)           (89,764)
                                                __________         __________
         Equity in net income of Euroweb,Rt.    $   81,421         $   60,044
                                                ==========         ==========
     During 1999 the Company acquired four Central European Internet service companies. In the Czech Republic the Company acquired 100% of Luko Czech on June 11, 1999. In the Slovak Republic the Company acquired 100% of EUnet on July 15, 1999, 70% of R-Net on

     August 9, 1999 and 70% of SKNET on September 23, 1999, and the remaining 30% on November 16, 1999. Through June 30, 2000 the Company acquired the remaining 30% of R-Net on May 22, 2000 and 100% of Isternet SR, s.r.o., on April 21, 2000. The Company merged the operations of EUnet, SKNET, R-Net and Isternet into Euroweb Slovakia, a newly formed 100% owned subsidiary which reports results of operations for all of the Slovakian subsidiaries effective January 1, 2000.

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

     During the second quarter of 2000, the Company purchased 100% of the capital shares of a Romanain company, Mediator S.A., and the internet related assests and customer base of another Romanian company Sumikom Rokura. The results of operation for the Romanian companies will be effective beginning with the July 1, 2000 reporting period.

 3.  Interim periods

     The accompanying consolidated condensed financial statements for the six months ended June 30, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the result for a full year.



                           Euroweb International Corp.
              Notes to Consolidated Condensed Financial Statements




 4.  Incorporation by Reference

     Reference is made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31,1999 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

 5.  Cash Concentration

     At June 30, 2000, cash and cash equivalents included $3,499,923 and $140,612 on deposit with a money market fund and with a major money center bank, respectively.

 6.  Investment in Securities

     On February 15,2000, the Company purchased $ 14,005,460 of 5.0% Federal home loan Mortgage Corporation debt securities, rated AAA by Moody's investor services.

 7.  Acquistion Indebtedness

     A liability was assumed to the former owner of Mediator as part of the purchase price in the amount of $ 540,000, payable in three yearly installemnts of $ 180,000 each commencing June 1, 2001.

 8.  Capital Stock, Stock Options and Warrants

     On February 11,2000, the Company's stockholders approved an increase in the authorized shares of capital stock to 65,000,000 shares consisting of 60,000,000 shares of common stock and 5,000,000 shares of preferred stock. The increase was effective on February 11,2000.

     On February 11, 2000, the Company sold 11,803,554 shares of common stock to KPN. The proceeds of this placement amounted to $18,081,330 after deducting private placement costs of $253,120.

     During the first six months of 2000, proceeds of $2,089,393 were received for the sale of 1,041,334 warrants for 1,041,334 shares of common stock exclusive of the KPN sale.


 9.  Commitments and Contingencies

     (a)Employment Agreements

         Employment agreements with the three officers of the Company provide for aggregate annual compensation of $646,000 through December 31, 2005.


     (b)Legal Proceedings

         In May 1999 a statement of claim was filed against Luko Czech, a wholly owned subsidiary, alleging damages in the amount of approximately $132,000 resulting from the Company's cancellation of a contract with a data network provider. The Company claims that the contract was terminated in accordance with its terms and conditions. The Company has presented documents in support of its position.




                           Euroweb International Corp.
              Notes to Consolidated Condensed Financial Statements


10.      Acquisitions

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

     The Company acquired in two separate purchases, 70% on August 9, 1999 and 30% on May 22,2000 all of the outstanding shares of R-Net, an Internet service provider in the Slovak Republic for a total cost of $986,044, consisting of 145,455 shares of the Company's common stock valued at $1.375 per share issued August 13, 1999 and the balance paid in cash.
     This acquisition was accounted for using the purchase method of accounting. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounted to $965,228, which is being amortized over its estimated useful life of five years.

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

     On April 21, 2000, the Company acquired all of the outstanding shares of capital stock of Isternet SR, s.r.o., an Internet service provider in the Slovak Republic, for a total cost of $1,029,299 consisting entirely of cash. This acquisition was accounted for using the purchase method of accounting. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounted to $945,200 which is being amortized over its estimated useful life of five years.

     On May 19, 2000 the Company purchased 100% of the Internet related assets of Sumitkom Rokura, S.R.L. an Internet service provider in Romania,for $1,561,125 in cash. The acquisition will be operationally effective as of July 1, 2000. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) is estimated to be $1,411,000 which will be amortized over its estimated useful life of five years.







                           Euroweb International Corp.
              Notes to Consolidated Condensed Financial Statements



     On June 15, 2000, the Company acquired all of the outstanding shares of capital stock of Mediator S.A., an Internet service provider in Romania for a total cost of $2,549,365 consisting of $ 2,040,000 in cash and the assumption of a liability to the former owner in the amount of $ 540,000 payable in yearly installments of $ 180,000 commencing on June 1, 2001. This acquisition will be operationally effective as of July 1, 2000.
     The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounts to $ 2,481,421 which will be amortized over the estimated useful life of 5 years.


11.      Segment Disclosures

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


12.      Subsequent Events


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

         On February 11, 2000, a special meeting of the shareholders was held and two proposals were approved. Proposal number one approved the amendment of the Company's certificate of incorporation increasing the number of shares of common stock that is authorized for issuance by the Company from 20,000,000 shares of common stock to 60,000,000 shares of common stock. Proposal number two approved the issuance and sale by the Company to KPN, Telecom B.V. ("KPN"), a Netherlands Limited Liability Company, of 10,286,742 shares at $1.58 per share and rights to shares equal to all other outstanding warrants, options and other securities at $1.38 per share. At closing KPN exercised its option to purchase 1,516,812 shares at $1.38 per share in addition to the 10,286,742 shares at $1.58 per share. These approvals gave KPN control of 51% of the Company's common stock, representing voting control of the Company. This transaction provided the Company with more than $ 18,000,000 in capital to fund future acquisitions. As of this filing, the Company has closed on two acquisitions effective from the second quarter 2000, and two additional acquisitions effective from July 1, 2000. The first was the purchase of Isternet, in the Slovak Republic for approximately $1,029,000 and the second was the purchase of the remaining
         30% of R-Net that the Company did not own, also in the Slovak
         Republic for $356,000. The third acquisition was the purchase of the Internet related assets of Sumikom Rokura an Internet service provider in Romania on May 19,2000 for approximately $ 1,561,000. The fourth acquisition was the purchase of Mediator S.A., for approximately $2,480,000, also in Romania on June 15, 2000. The operations for the Romanian acquistions will become operationally effective on July 1, 2000 and will be consolidated from that date.

         The Company's consolidated statement of operations for the quarter ended June 30, 2000 includes the results of operations of Luko

         Czech, located in the Czech Republic and the results of operations of four the Slovakian companies: EUnet Slovakia s.r.o., Global Network Services a.s.c., Dodo s.r.o. and Insternet Sr, s.r.o all of which were merged into Euroweb Slovakia s.r.o. in the first quarter of 2000.

Quarter and Six Months Ended June 30, 2000 Compared to Quarter and Six Months Ended June 30, 1999

         The second quarter ended June 30,1999 had revenues from operating activities of $ 71,528, as a result of the purchase of Luko Czech on June 11, 1999. The second quarter ended June 30, 2000, had operating revenues from four additional wholly owned subsidiaries in the Slovak Republic, which were merged into a new operating company Euroweb Slovakia. Therefore, total revenues from Internet activities for the quarter ended June 30, 2000 represent an increase of $828,295, compared to the quarter ended
         June 30, 1999.

Internet revenues for the six months ended June 30, 2000 by country, are as follows:

                 Slovakia                                            1,083,284

                 Czech Republic                                        566,755

                                                                    $1,650,039



While the Company's operations for the six months ended June 30, 2000, showed an operating loss of $ 885,829, or $.04 per share, non-cash amortization of goodwill relating to subsidiary acquisitions contributed $ 549,678 to this loss or $.03 per share. This compares to the $.03 per share loss reported in the six months ended June 30, 1999.



                  Liquidity and Capital Resources

In February, 2000, KPN purchased 11,803,554 shares of common stock representing a 51% interest in the Company, paying
$18,346,254. The proceeds amounted to $ 18,093,133 after deducting private placement costs of $253,120.

During the first six months of 2000, proceeds of $2,090,434 were received for the exercise of 1,041,334 warrants for 1,041,334 shares of common stock, exclusive of the KPN sale.

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

                  Effect of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."
("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.
SFAS No. 133 is  effective  for fiscal  years  beginning after June 15, 2000.
                                                        - 13 -

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

         None


Item 4.  Submission of matters to a vote of security holders

         On February 11, 2000, a special meeting of the shareholders was held and two proposals were approved. Proposal number one approved the amendment of the Company's certificate of incorporation increasing the number of shares of common stock that is authorized for issuance by the Company from 20,000,000 shares of common stock to 60,000,000 shares of common stock. Proposal number two approved the issuance and sale by the Company to KPN, Telecom B.V. ("KPN"), a Netherlands Limited Liability Company , 10,286,742 shares at $1.58 per share and rights to shares equal to all other outstanding warrants, options and other securities a t $1.38 per share. At closing KPN exercised its option to purchase 1,516,812 shares at $ 1.38 per share in addition to the 10,286,742 shares at $1.58 per share. These approvals gave KPN control of 51% of the Company's common stock, representing voting control of the Company.

ITEM 5.  OTHER INFORMATION

         None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits (numbers below reference Regulation S-B, Item 601)
         (2)       Subscription Agreement and Option Agreement with KPN(23)
         (3)       (a)  Certificate of Incorporation filed November 9, 1992(1)
                   (b) Amendment to Certificate of Incorporation filed July 9, 19972
                   (c)  By-laws(2)
         (4)       (a)  Form of Common Stock Certificate(2)
                   (b) Form of Underwriters' Warrants to be sold to Underwriters(2)
                   (c) Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing(2)
                   (d) Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S 3
                   (e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D(4)
         (10)      (a)  Consulting agreement between Registrant and Klenner
                        Securities Ltd.  (2)
                   (b) Consulting agreement between Registrant and Robert Genova(2)
                   (c) Consulting agreement between Registrant and Laszlo Modransky(2)
                   (d)  1993 Incentive Stock Option Plan(2)
                   (e) Sharing agreement for space and facilities between Registrant and Hungarian Telephone and Cable Corp.(2)
                   (f) Articles of Association (in English) of Teleconstruct Building Corp.(2)

________________________
1 Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No.  33-62672-NY, as amended)
2 Filed with Form 10-QSB for quarter ended June 30, 1998.
3 Filed with Form 8-K as of February 17, 1994

        (g) Articles of Association (in English) of Termolang Engineer and Construction Ltd. (2)
        (h) Letter of intent between Teleconstruct Building Corp.and Pilistav(2)
        (i) Employment agreement between Registrant and Robert Genova and termination agreement dated February 5, 19974
        (j) Employment agreement between Registrant and Peter E.Klenner(2) and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A as amended(4)
        (k) Employment   agreement   between   Registrant  and  Frank  R.
         Cohen(2)  and  modification  of  employment agreement(4)
        (l) Letter of Intent agreement between Registrant and Raba-Com Rt.  (4)
        (m)Letter of Intent agreement between Registrant and Kelet-Nograd Rt.(4)
        (n) Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas(4)
        (o) Lease agreement between Registrant's subsidiary EUNET Kft. and Varosmajor Passage, Kft. for office space(4)
        (p) Acquisition agreement between Registrant and KFKI Computer Systems Corp. dated December 13, 1996(4)
        (q) Acquisition agreement between Registrant and E-Net Hungary(4)
        (r) Acquisition agreement between Registrant and MS Telecom Rt.  (4)
        (s) Employment Agreement between Registrant and Imre Kovats(4)
        (t) Employment Agreement between Registrant and Csaba Toro(4)
        (u) Promissory Note from Registrant to HBC(4)
        (v) Communication Services Agreement between Registrant and MCI Global Resources, Inc.5
        (w) Lease and Option Agreement for Building B as of April 1, 1998 with Hafisa Kft.6
        (x) License Agreement between Gric Communications, Inc. and EuroWeb International Corp.(5)
        (y) Consulting Agreement between Registrant and Eurus Capital Corporation and Rescission Agreement7
        (y)(i) Agreement rescinding Option Agreement with Eurus Capital Corporation8

        (z) Financial Consulting Agreement between Registrant and J.W. Barclay & Co., Inc.9
        (aa)Mergers and Acquisitions Agreement between Registrant and J.W. Barclay 10
        (bb)Placement Agreement between Registrant and J.P. Carey, Inc. and
         form of Placement   Agent  Warrants issued in connection with private
         placement financing 11

_____________________
4 Filed with Form 10-KSB for year ended December 31, 1996
5 Filed with Form 10-QSB for quarter ended September 30, 1997.
6 Filed with Form 10KSB for year ended December 31, 1997.
7 Filed with Amendment No. 1 to Registration Statement 333-52841 8 Filed with Amendment No. 2 to Registration Statement 333-52841 9 File with Amendment No. 1 to Registration Statement 333-52841 10 Filed with Amendment No. 1 to Registration Statement 333-52841 11 Filed with Form 8-K as of October 14, 1998

        (cc)Private Placement Agreement between Registrant and Peter E.
         Klenner12
        (dd)Employment Agreement between Registrant and Csaba Toro13
        (ee)Employment Agreement between Registrant and Robert Genova14
        (ff)Employment Agreement between Registrant and Frank R. Cohen15
        (gg)Placement Agreement between Registrant and JP Carey Securities Inc. and Warrant Agreement in connection with private placement financing16
        (hh)Private Placement Agreement between Registrant and M&A Management17
        (ii)Form of Subscription Agreement in connection with private offering of common stock and Warrants pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act of 193318
        (jj)Acquisition Agreement between Registrant and Luko Czech Net, 5.1.0. dated June 11, 1999 19
        (kk)Acquisition Agreement between Registrant and Slavia Capital, O.C.P.,a.s. dated July 2, 1999 20
        (ll)Acquisition Agreement between Registrant and Eunet Slovakia s.r.o. dated July 14, 1999 21
        (mm)Acquisition Agreement between Registrant and shareholders of Dodo, s.r.o. dated August 5, 1999 22
        (nn)Acquisition Agreement between Registrant and shareholders of Mediator S.A. dated May 17, 2000 27

 (16)  (a) Letter on Change in Certifying Accountant 23
       (b) Letter by Former Accountant Agreeing with Company's Statements.(24)
 (22)  (a) Proxy Statement for Special Meeting of Stockholders.24
       (b) Press Release on Adjournment of Special Meeting.25
       (c) Press Release on Results of Vote.26

_____________________
12 Filed with Form 8-K as of October 14, 1998
13 Filed with Form 8-K as of October 14, 1998
14 Filed with Form 8-K as of October 14, 1998
15 Filed with Form 8-K as of October 14, 1998
16 Filed with Form 8-K as of April 21, 1999
17 Filed with Form 8-K as of April 21, 1999
18 Filed with Form 8-K as of April 21, 1999
19 Filed with Form 8-K as of June 11, 1999
20 Filed with Form 10-QSB for quarter ended June 30, 1999
21 Filed with Form 10-QSB for quarter ended June 30, 1999
22 Filed with Form 10-QSB for quarter ended June 30, 1999
23 Filed with Form 8-K on December 21, 1999.
24 Filed with Form DEF 14A on December 14, 1999.
25 Filed with Form 8-K on January 12, 2000.
26 Filed with Form 8-K on February 14, 2000.
27 Filed with Form 8-K on June 27, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 9th day of August 2000.


                                            EUROWEB INTERNATIONAL CORP.




                                               By _/s/Frank R. Cohen
                                                  Frank R. Cohen
                                               Chairman of the Board




         Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:



SIGNATURE               TITLE                                   DATE
_________               ______                                  _____


/s/Frank R. Cohen       Chairman of the Board, Secretary
_________________       Treasurer (CFO)
Frank R. Cohen          Director                               August 9, 2000

/s/Robert Genova        President, and
_________________       Chief Executive Officer                August 9, 2000
Robert Genova           (CEO), Director

/s/Csaba Toro           Vice President, International          August 9, 2000
________________        Managing Director (COO) of all
Csaba Toro              European Operations
                        Director