Form 10QSB
period 2000-09-30
EUROWEB INTERNATIONAL CORP
filed 2000-11-14
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2000
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ______  to ___________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                    23,692,569
              (Class)                   (Outstanding at September 30, 2000)

 Transitional Small Business Disclosures Format (Check one): Yes___ No   X

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX



PART I.       Financial Information

Item 1.       Financial Statements

Consolidated balance sheets as of September 30, 2000 (unaudited)
and December 31, 1999 (audited)                                            2

Consolidated statements of operations and comprehensive loss
(unaudited) for the three months ended September 30, 2000 and 1999 and
the nine months ended September 30, 2000 and 1999                          3

Consolidated  statements of stockholders' equity (unaudited) for
the nine months ended September 30, 2000 and 1999                          4

Consolidated  statements of cash flows (unaudited) for the nine
months ended September 30, 2000 and 1999                                   5

Notes to consolidated financial statements (unaudited)                     6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      13


PART II.      Other Information                                            16


Signature                                                                  20

                      EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 2000                 December 31, 1999
                                                                          (Unaudited)
ASSETS
  Current Assets
    Cash and cash equivalents                                               $ 4,164,996                      $ 2,815,071
    Certificate of deposit                                                            -                        1,052,779
    Investment in securities                                                 14,115,652                                -
    Accounts receivable, net                                                    374,727                          210,086
    Current portion of note receivable                                          161,391                          152,817
    Current portion of loan receivable                                           88,504                           81,526
    Receivable from Euroweb Rt.                                                  35,388                           35,388
    Other receivables                                                           439,316                           56,600
    Prepaid and other current assets                                             98,682                          260,689
                                                                             __________                       __________
         Total current assets                                                19,478,656                        4,664,956

  Property and equipment, net                                                   971,564                          411,768
  Note receivable, less current portion                                         582,955                          705,092
  Loan receivable, less current portion                                          19,404                           86,682
  Investment in affiliate                                                       861,434                          822,505
  Goodwill, net                                                               8,572,501                        4,443,007
  Other non-current assets                                                       52,953                            2,956
                                                                            ___________                      ___________
  Total assets                                                              $30,539,467                      $11,136,966
                                                                            ===========                      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable and accrued expenses                                      $900,523                       $1,067,884
    Current portion of loan payable                                             101,989                           53,796
    Current portion of acquisition indebtedness                                 180,000                                -
    Deferred revenue                                                            110,629                          137,600
                                                                             __________                       __________
       Total current liabilities                                              1,293,141                        1,259,280

   Loan payable, less current portion                                                                             31,298
   Acquisition indebtedness, less current portion                               360,000                                -
   Commitments & Contingencies

   Minority interests                                                               -                              3,296
                                                                             __________                        _________
   Total liabilities                                                          1,653,141                        1,293,874

   Stockholders' Equity
     Preferred stock, $.001 par value - shares authorized 5,000,000;
      no shares issued or outstanding                                                 -                                -
    Common stock, $.001 par value - shares authorized
      September 30, 2000, 60,000,000; issued and outstanding
      23,692,569; December 31, 1999 shares authorized
      20,000,000; issued and outstanding 10,497,681                              23,619                           10,423
Additional paid-in capital                                                   47,523,689                       26,915,816
Accumulated deficit
                                                                            (18,466,435)                     (16,983,745)
Accumulated other comprehensive losses:
Foreign currency translation adjustment
                                                                               (304,739)                         (99,402)
Unrealized gain (loss) on securities available for sale                         110,192                              -
                                                                            ____________                     ____________
Total stockholders' equity                                                   28,886,326                         9,843,092
                                                                            ____________                     ____________
Total liabilities and stockholders' equity                                  $30,539,467                       $11,136,966
                                                                            ============                     ============



          See accompanying notes to consolidated financial statements.

                        EUROWEB INTERNATIONAL CORP.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                        2000             1999            2000                1999
                                                        __________    _________       __________            _________

Revenues                                                $1,262,257    $ 418,254       $ 2,912,296           $ 489,782

Network Costs                                              608,482      194,256         1,326,453             236,256
                                                           _______      _______         _________             _______
   Gross Margin                                            653,775      223,998         1,585,843             253,526

Expenses (Income)
   Compensation and related costs                          418,743      143,234         1,132,587             300,609
   Consulting and professional fees                        240,387      136,770           529,437             285,248
   Directors fees                                                -            -           100,000                   -
   Rent                                                     43,488        6,055           105,216              18,111
   Bad debts                                                53,895        5,929           121,219               5,929
   Depreciation and amortization                           622,064      125,530         1,306,096             156,557
   Interest income                                        (243,776)     (51,859)         (707,307)          (175,993)
   Interest expense                                         14,327          878            23,998                 878
   Foreign currency (gain) loss                             36,185        1,903            40,717                 931
   Equity in net income of Euroweb Rt.                     (88,229)     ( 6,945)         (169,650)            (66,989)
   Loss on equity adjustment by Euroweb Rt.                 12,250            -            12,250
   Gain on capital contribution  parent of Euroweb Rt.          -      (147,000)              -              (147,000)
    Realized loss on sale of securities                         -       126,841               -               126,841
   Other income
                                                           (35,677)      (2,791)          (70,230)              (2,791)
   Other expense                                           167,704      140,029           598,578              203,454
                                                         _________      _______         _________              _______
   Total   Expenses                                      1,241,361      478,574         3,022,911              705,785


Loss from operations before income taxes and minority    (587,586)     (254,576)       (1,437,068)            (452,259)
interest
Provision for income taxes                                  9,275        16,690            50,672               18,829

Minority interests in subsidiaries (income) loss                -          (628)           (5,050)                (628)
                                                        __________     _________       ___________            _________
Net Loss from Continuing operations                      (596,861)     (270,638)       (1,482,690)            (470,460)

Loss from Discontinued operations                               -       (50,858)                -              (50,858)

Net loss                                                 (596,861)     (321,496)       (1,482,690)            (521,318)

Other comprehensive (gain) loss                            50,534         3,967            95,145             ( 96,044)
                                                       __________     _________        __________             _________

Comprehensive loss                                     $ (647,395)    $(325,463)     $ (1,577,835)           $(425,274)
                                                       ===========    =========      =============           ==========

Net Loss per share, basic and diluted                        (.03)         (.03)             (.07)                (.06)

Weighted average number of shares outstanding, basic   23,406,156     9,460,959        21,245,418            8,103,113
and diluted


           See accompanying notes to consolidated financial statements

                        EUROWEB INTERNATIONAL CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)





NINE MONTHS ENDED SEPTEMBER 30, 2000:

                                                                                            Accumulated Other
                                                                                      Comprehensive Gains (Losses)
                                                                                      ____________________________

                                                                                        Foreign
                                                            Additional                  Currency    Unrealized Gain    Total
                                         Common Stock       Paid-in      Accumulated   Translation  on Available for   Stockholders'
                                          Shares   Amount   Capital      Deficit       Adjustment   Sale Securities    Equity
                                        ________   _______  _________    ____________  ___________  _______________    ___________


Balances, December 31, 1999            10,497,681  $10,423  $26,915,816  (16,983,745)  $(99,402)        $ -0        $9,843,092
Issuance of shares for cash            11,803,554   11,804   18,073,830            -           -           -        18,085,634
Exercise of stock warrants              1,311,334    1,312    2,404,123            -           -           -         2,405,435
Exercise of stock options                  80,000       80      129,920                                                130,000
Foreign currency translation loss               -        -            -            -   (205,337)           -          (205,337)
Unrealized gain on securities available         -        -            -            -           -     110,192           110,192
for sale
Net loss for the period                         -        -            -   (1,482,690)          -           -        (1,482,690)
                                       __________  _______   __________ _____________ __________    ________       ___________
Balances, September 30, 2000           23,692,569  $23,619  $47,523,689 $(18,466,435) $(304,739)    $110,192       $28,886,326

















           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------


                                                                                 Nine Months Ended
                                                                                   September 30,

                                                                        2000                       1999
                                                                        ___________          __________
Cash flows from operating activities:
   Net loss                                                             $(1,482,690)         $ (521,318)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                          1,306,096             156,557
   Amortization of discount on note payable                                   7,395                   -
   Gain on capital contribution of parent company of Euroweb Rt.                  -            (147,000)
   Loss on equity adjustment by Euroweb Rt.                                  12,250
   Equity in net income of Euroweb Rt.                                     (169,650)            (66,989)
   Foreign currency loss                                                     40,717                 931
   Minority interests                                                        (5,050)               (628)
   Loss on sale of securities                                                     -             126,841
(Increase) decrease in:
   Accounts receivable, net                                                 (22,429)            (12,089)
   Receivable from Euroweb Rt.                                                    -              65,715
   Prepaid and other assets                                                 108,204              50,403
Increase (decrease) in:
   Accounts payable and accrued expenses                                                        (16,171)
                                                                           (369,995)
   Deferred revenue                                                         (75,285)             (5,524)
        Net cash used in operating activities                              (650,437)           (369,272)
                                                                           _________           _________

Cash flows from investing activities:
   Certificates of deposit                                                1,052,779             (33,422)
   Investment in securities                                             (14,005,460)                   -
   Repayments of notes receivable                                           113,563              605,393
   Repayments loan receivable                                                60,300               61,859
   Proceeds of loan receivable                                                    -             (250,000)
   Acquisition of property and equipment                                   (519,582)             (23,935)
   Proceeds of sale of securities                                                 -               38,446
   Investments in Euroweb, Rt.                                                    -              (59,100)
   Acquisition of Internet companies net of cash acquired                (5,145,903)           (2,092,868)
                                                                        ____________           ___________
           Net cash used in investing activities                        (18,444,303)           (1,753,627)
Cash flows from financing activities:
   Repayment of loan payable                                                (85,100)              (14,613)
   Proceeds from issuance of common stock                                20,621,069             3,143,687
                                                                         __________             _________
           Net cash provided by financing activities                     20,535,969             3,129,074

Effect of foreign exchange rate changes on cash                             (91,305)                 (931)
                                                                         __________             _________
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,349,924             1,005,244
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            2,815,071             1,688,280
                                                                         __________            __________
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $4,164,995            $2,693,524
                                                                         ==========            ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                           $ 16,603                 $ 878
   Income tax paid                                                           50,672                18,829

NON-CASH TRANSACTIONS
   Issuance of common stock for acquisition of subsidiaries                       -            $2,000,000
----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        Euroweb International Corp.
              Notes to Consolidated Financial Statements

1.    Organization and Business

EuroWeb International Corporation (the "Company") owns and operates Internet service provider companies. The Company is a Delaware corporation organized on November 9, 1992.

The Company's consolidated statements of operations include the equity in net income of Euroweb Hungary, Rt., for the nine months ended September 30, 2000 and 1999. Operating data for Euroweb Hungary, Rt., are as follows:

                                        September 30, 2000   September 30, 1999
                                        (Unaudited)           (Unaudited)

     Revenues                              $3,614,240        $ 2,161,560
     Network cost                           1,530,978          1,029,008
                                           __________         __________
     Gross profit                           2,083,262          1,132,552
     Expenses                               1,446,802            739,142
                                           __________         __________
     Net Income                            $  636,460        $   393,410

     Company's 49% equity in net income        311,865            201,635
     Amortization of goodwill related to
     The Company's investment in Euroweb
     Hungary, Rt.                             (142,215)          (134,646)
                                            __________         ___________
     Equity in net income of Euroweb,Rt.    $  169,650         $   69,989

During the period ended September 30, 2000 the Company acquired all of the outstanding shares of Mediator, S.A., on June 14, 2000. Mediator's name was changed to Euroweb Romania S.A., whom then acquired the Internet related assets of Sumitkom Rokura S.A., effective July 1, 2000. The results of operations for the Romanian companies were effective from July 1, 2000.

The following pro forma information presents the consolidated results of the Company's operations as if the Romanian acquisitions had occurred on January 1, 1999:

                           Three Months Ended          Nine Months Ended
                              September 30,               September 30,
                        2000       1999              2000          1999
                   _________    _________       ___________     _________

Revenues          $1,262,257    $ 542,582       $ 3,252,407     $ 803,751

Net Loss             632,306      415,435         1,854,319       850,928

Net loss per share   $ ( .03)     ( .04 )            ( .09)       ( .11 )

These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 1999, or of future results of operations of the consolidated entities.

During the period ended September 30, 2000 the Company acquired all of the outstanding share capital of Stand, s.r.o., a company incorporated in the Czech Republic on August 25, 2000. This acquisition was merged into Luko Czech, which has incorporated the operating results of Stand s.r.o., effective from September 1, 2000.

                     Euroweb International Corp.
              Notes to Consolidated Financial Statements


 2. Summary of Significant Accounting Policies

        (a)  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

        (b) Principles of Consolidation

The Accompanying unaudited consolidated financial statements include the accounts of Euroweb International corporation, Inc., and subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

        (c) Use of Estimates and Assumptions

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

        (d)  Fiscal Year

The Company's reporting period is the calendar year.

        (e) Revenue Recognition

Revenues from monthly Internet services are recognized in the month in which the services are provided to third parties exclusive of value added taxes. No revenue is recognized if there are significant uncertainties regarding recovery of the consideration due or the associated costs.

                         Euroweb International Corp.
              Notes to Consolidated Financial Statements


        (f)   Foreign Currency Translation

The Company uses the local currencies, the Hungarian forint for Euroweb Rt., Czech koruna for Luko Czech and the Slovak koruna for EWEB Slovakia. It translates all assets and liabilities at exchange rates in effect at the balance sheet date and all income and expense accounts at average rates for the period included in these financial statements, and records adjustments resulting from the translation in a separate component of stockholders' equity.

      The Company conducts business and maintains it accounts for Euroweb Romania in the Romanian Lei ("ROL"). Romania is considered highly inflationary and, therefore, the U.S. dollar is used as the functional currency. The Company's financial statements presented in ROL are re-measured into U.S. dollars using the following policies.

      Monetary assets and liabilities are re-measured into the functional currency using the exchange rate at the balance sheet date.

      Non-monetary assets and liabilities are re-measured into the functional currency using historical exchange rates.

      Revenues, expenses, gains and losses are re-measured into the functional currency using the average exchange rate for the period, except for revenues and expenses related to non-monetary items that are re-measured using historical exchange rates.

      (g) Cash Equivalents and Investment in Securities

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

      (i) Goodwill

           Purchased goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of assets acquired. Amortization is computed over the estimated useful life of five years using the straight line method.

                       Euroweb International Corp.
              Notes to Consolidated Financial Statements


      (j) Investment in Euroweb Rt.

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

      (k) Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. This statement became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the three and nine months ended September 30, 2000 and the year ended December 31,1999, which were not included in the computation of diluted net loss per share because they were antidilutive for those periods.

      (l) Comprehensive Income

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


      (m) Segment Information

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

                        Euroweb International Corp.
              Notes to Consolidated Financial Statements


 3.   Cash Concentration

At September 30, 2000, cash and cash equivalents included $3,293,673 and $296,813 on deposit with a money market fund and with a major money center bank, respectively.

 4.   Investment in Securities

On February 15, 2000, the Company purchased Federal home loan Mortgage Corporation debt security . The debt security has a face value of $ 14,000,000 bears interest at 5.0% and was purchased for $ 14, 005,460.

 5.    Acquisition Indebtedness

In connection with the acquisition of Euroweb Romania S.A., the company assumed indebtedness of $ 540,000 from a selling shareholder. The indebtedness is payable in three yearly installments of $ 180,000, commencing June 1, 2001.

 6.    Stockholders' Equity

      On February 11,2000, the Company's stockholders approved an increase in the authorized shares of capital stock to 65,000,000 shares consisting of 60,000,000 shares of common stock and 5,000,000 shares of preferred stock. The increase was effective on February 11,2000.

      On February 11, 2000, the Company sold 11,803,554 shares of common stock to KPN. The proceeds of this placement amounted to $18,085,634 after deducting private placement costs of $260,620.

      During the first nine months of 2000, proceeds of $2,527,935 were received for the exercise of 1,391,334 warrants and options for 1,391,334 shares of common stock exclusive of the KPN sale.

  7.   Commitments and Contingencies

      (a) Employment Agreements

Employment agreements with the three officers of the Company provide for aggregate annual compensation of $646,000 through December 31, 2005.

      (b) Legal Proceedings

In May 1999 a statement of claim was filed against Luko Czech, a wholly owned subsidiary, alleging damages in the amount of approximately $132,000 esulting from the Company's cancellation of a contract with a data network provider. The Company claims that the contract was terminated in accordance with its terms and conditions. The Company has presented documents in support of its position.

                        Euroweb International Corp.
              Notes to Consolidated Financial Statements


  8.   Acquisitions

The Company acquired in two separate purchases, 70% on August 9, 1999 and 30% on May 22, 2000 all of the outstanding shares of R-Net, an Internet service provider in the Slovak Republic for a total cost of $986,044, consisting of 145,455 shares of the Company's common stock valued at $1.375 per share issued August 13, 1999 and the balance paid in cash. This acquisition was accounted for using the purchase method of accounting.
The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounted to $965,228, which is being amortized over its estimated useful life of five years.

The Company acquired in two separate purchases, 70% on September 23, 1999 and 30% on November 16, 1999 all of the outstanding shares of Global Network Services, a.s., an Internet service provider in the Slovak Republic for a total cost of $1,633,051, consisting of 355,568 shares of the Company's common stock valued at $1.406 per share, 250,000 issued October 1, 1999 and 105,568 shares issued October 18, 1999 and the balance paid in cash. This acquisition was accounted for using the purchase method of accounting. The excess of the Company's cost over fair value of the assets acquired (goodwill) amounted to $1,776,532 which is being amortized over its estimated useful life of five years.

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

On May 19, 2000 the Company purchased 100% of the Internet related assets of Sumitkom Rokura, S.R.L. an Internet service provider in Romania, for $1,561,125 in cash. The acquisition has been accounted for as an asset purchase on the books of Euroweb Romania, S.A. effective as of July 1, 2000. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) is $1,150,000 which is being amortized over its estimated useful life of five years.

On June 14, 2000, the Company acquired all of the outstanding shares of capital stock of Mediator S.A., an Internet service provider in Romania for a total cost of $2,835,569 consisting of $ 2,040,000 in cash and the assumption of a liability to the former owner in the amount of $ 540,000 payable in yearly installments of $ 180,000 commencing on June 1, 2001. This acquisition was accounted for using the purchase method of accounting. Immediately after the purchase the name was changed to Euroweb Romania, S.A. This acquisition is effective as of July 1, 2000. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounts to $ 2,455,223 which will be amortized over the estimated useful life of 5 years.

On August 25, 2000, the Company, through its subsidiary, Luko Czech, acquired all of the outstanding shares of capital stock of Stand s.r.o., an Internet service provider in the Czech Republic for a total cost of $280,735 paid in cash. This acquisition was accounted for using the purchase method of accounting. This acquisition is effective as of September 1, 2000. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounts to $ 263,243 which is being amortized over the estimated useful life of 5 years.

                        Euroweb International Corp.
              Notes to Consolidated Financial Statements


 9.   Segment Disclosures

The Company operates in a single industry segment, Internet services. The Company's operations involve providing access to the Internet, hosting servers and developing content for web sites. The Company provides its services in the Czech Republic, the Slovak Republic and in Romania. Operations are managed and financial performance is evaluated by the Company's chief operating decision maker based on the delivery of Internet services over leased telecommunications networks. Substantially all of the Company's operating assets are located in Central Europe and all of its revenues are generated in Central Europe.

 10.   Subsequent Events

       On October 24, 2000, KPN Telecom B.V., exercised its option for 501,512 shares of the company's common stock at $ 1.38 per share, in order to maintain its 51% equity interest in the Company.

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

On June 14, 2000, the Company acquired all of the outstanding shares of capital stock of Mediator S.A., an Internet service provider in Romania for a total cost of $2,835,569 consisting of $ 2,040,000 in cash and the assumption of a liability to the former owner in the amount of $ 540,000 payable in yearly installments of $ 180,000 commencing on June 1, 2001. This acquisition was accounted for using the purchase method of accounting. Immediately after the purchase the name was changed to Euroweb Romania, S.A. This acquisition is effective as of July 1, 2000. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounts to $ 2,455,223 which will be amortized over the estimated useful life of 5 years.

On August 25, 2000, the Company, through its subsidiary, Luko Czech, acquired all of the outstanding shares of capital stock of Stand s.r.o., an Internet service provider in the Czech Republic for a total cost of $280,735 paid in cash. This acquisition was accounted for using the purchase method of accounting. This acquisition is effective as of September 1, 2000. The excess of the Company's cost over the fair value of the net assets acquired (goodwill) amounts to $ 263,243 which is being amortized over the estimated useful life of 5 years.

The Company's consolidated statement of operations for the quarter ended September 30, 2000 includes the results of operations of Luko Czech, and the merged operations of Stand, s.r.o., located in the Czech Republic, the results of operations of four Slovakian companies: EUnet Slovakia s.r.o., Global Network Services a.s.c., Dodo s.r.o., and Insternet Sr, s.r.o all of which were merged into Euroweb Slovakia s.r.o. in the first quarter of 2000, and the results of operations of Mediator S.A., whose name was changed to Euroweb Romania S.A., in the third quarter of 2000.

        Quarter and Nine Months Ended September 30, 2000 Compared to Quarter and Nine Months Ended September 30, 1999

           The third quarter ended September 30, 2000, had operating revenues of $ 1,262,257. The third quarter ended September 30, 1999 had revenues from operating activities of $ 418,254. Therefore, total revenues from Internet activities for the quarter ended September 30, 2000 represents an increase of $844,003, compared to the quarter ended September 30, 1999. For the nine months ended September 30, 2000, total revenues from Internet activities were $ 2,912,296. For the nine months ended September 30, 1999, total revenues from Internet activities were $ 489,782. This represents an increase of year to date revenues of $ 2,442,514 a 600% increase over the nine months ended September 30, 1999.

           Internet revenues for the nine months ended September 30, 2000 by country, as follows:

    Slovakia                         1,730,435

    Czech Republic                     815,522

    Republic of Romania                366,339
                                     _________

                                    $2,912,296
                                    ==========

           While the Company's operations for the nine months ended September 30, 2000, showed an operating loss of $ 1,482,690, or $.07 per share, non-cash amortization of goodwill relating to subsidiary acquisitions contributed $ 1,041,735 to this loss or $.05 per share. This compares to a similar $.05 per share loss, before amortization of goodwill, reported in the nine months ended September 30, 1999.

           The Company is encouraged by the profitability of its Czech Republic subsidiary, Luko Czech, with a net profit for the nine months ended September 30, 2000 of $ 45,051, and by the quarter to quarter revenue growth of 20% by Euroweb Slovakia. The Company foresees the profitability of Euroweb Slovakia in 2001 after it completes all the phases of the merger of the four companies that comprise Euroweb Slovakia.

                     Liquidity and Capital Resources

           In February, 2000, KPN purchased 11,803,554 shares of common stock representing a 51% interest in the Company, paying $18,346,254.
The proceeds amounted to $ 18,085,634 after deducting private placement costs of $260,620.

           During the first nine months of 2000, proceeds of $ 2,527,935 were received for the exercise of 1,391,334 warrants and options for 1,391,334 shares of common stock, exclusive of the KPN sale.

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

                  Effect of Recent Accounting Pronouncements

           In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. For companies such as Euroweb International Corp., with fiscal years that begin between December 16, 1999 and March 15, 2000, portions of SAB 101 become effective for the fourth quarter of 2000. The company believes that adopting these portions of SAB 101 will not have a material effect on the company's financial position or overall trends in results of operations.

           The Financial Accounting Standards Board ("FASB") Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133, an Amendment of FASB No. 133" (Statement 137") was issued in June 1999. Statement 137 defers the effective date of FASB 133, "Accounting for Derivative Instruments and Hedging Activities (Statement 133) for one year. Statement 133 generally requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria ar met. The company does not expect the adoption of Statement of 133 to have a significant impact on its financial statements.

                  Forward-Looking Statements

           When used in this Form 10-QSB, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases would be, will allow," "intends to," "will likely result," are expected to," "will continue," is anticipated," estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                                     PART II

Item 1.    Legal Proceedings

           In May 1999, a statement of claim was filed  against Luko Czech;
one of the Company's wholly owned subsidiaries in the Czech Republic. The claim involves alleged damages in the amount of approximately $132,000 resulting from the Company's cancellation of a contract with a data network provider. The Company claims that the contract was terminated in accordance with its terms and conditions, and has presented documents in support of its position. The Company is not a party to any other material legal proceedings as of the date of this report.

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
        (s) Employment Agreement between Registrant and Imre Kovats(4)
        (t) Employment Agreement between Registrant and Csaba Toro(4)
        (u) Promissory Note from Registrant to HBC(4)
        (v) Communication Services Agreement between Registrant and MCI Global Resources, Inc.5
        (w) Lease and Option Agreement for Building B as of April 1, 1998 with Hafisa Kft.6
        (x) License Agreement between Gric Communications, Inc. and EuroWeb International Corp.(5)
        (y) Consulting Agreement between Registrant and Eurus Capital Corporation and Rescission Agreement7
        (y)(i) Agreement rescinding Option Agreement with Eurus Capital Corporation 8
        (z) Financial Consulting Agreement between Registrant and J.W. Barclay
         & Co., Inc.9
        (aa)Mergers and Acquisitions Agreement between Registrant and J.W. Barclay 10
        (bb)Placement Agreement between Registrant and J.P. Carey, Inc. and form of Placement Agent Warrants issued in connection with private placement financing 11

_____________________
4 Filed with Form 10-KSB for year ended December 31, 1996
5 Filed with Form 10-QSB for quarter ended September 30, 1997.
6 Filed with Form 10KSB for year ended December 31, 1997.
7 Filed with Amendment No. 1 to Registration Statement 333-52841 8 Filed with Amendment No. 2 to Registration Statement 333-52841 9 File with Amendment No. 1 to Registration Statement 333-52841 10 Filed with Amendment No. 1 to Registration Statement 333-52841 11 Filed with Form 8-K as of October 14, 1998

        (cc)Private Placement Agreement between Registrant and Peter E.
         Klenner12
        (dd)Employment Agreement between Registrant and Csaba Toro13
        (ee)Employment Agreement between Registrant and Robert Genova14
        (ff)Employment Agreement between Registrant and Frank R. Cohen15
        (gg)Placement Agreement between Registrant and JP Carey Securities Inc. and Warrant Agreement in connection with private placement financing16
        (hh)Private Placement Agreement between Registrant and M&A Management17
        (ii)Form of Subscription Agreement in connection with private offering of common stock and Warrants pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act of 193318
        (jj)Acquisition Agreement between Registrant and Luko Czech Net, 5.1.0. dated June 11, 1999 19
        (kk)Acquisition Agreement between Registrant and Slavia Capital, O.C.P.,a.s. dated July 2, 1999 20
        (ll)Acquisition Agreement between Registrant and Eunet Slovakia s.r.o. dated July 14, 1999 21
        (mm)Acquisition Agreement between Registrant and shareholders of Dodo, s.r.o. dated August 5, 1999 22
        (nn)Acquisition Agreement between Registrant and shareholders of Mediator S.A. dated May 17, 2000 27 and Amendment thereto on August 28, 2000 28.

 (16)  (a) Letter on Change in Certifying Accountant 23
       (b) Letter by Former Accountant Agreeing with Company's Statements.(24)
 (22)  (a) Proxy Statement for Special Meeting of Stockholders.24
       (b) Press Release on Adjournment of Special Meeting.25
       (c) Press Release on Results of Vote.26

_____________________
12 Filed with Form 8-K as of October 14, 1998
13 Filed with Form 8-K as of October 14, 1998
14 Filed with Form 8-K as of October 14, 1998
15 Filed with Form 8-K as of October 14, 1998
16 Filed with Form 8-K as of April 21, 1999
17 Filed with Form 8-K as of April 21, 1999
18 Filed with Form 8-K as of April 21, 1999
19 Filed with Form 8-K as of June 11, 1999
20 Filed with Form 10-QSB for quarter ended June 30, 1999
21 Filed with Form 10-QSB for quarter ended June 30, 1999
22 Filed with Form 10-QSB for quarter ended June 30, 1999
23 Filed with Form 8-K on December 21, 1999.
24 Filed with Form DEF 14A on December 14, 1999.
25 Filed with Form 8-K on January 12, 2000.
26 Filed with Form 8-K on February 14, 2000.
27 Filed with Form 8-K on June 27, 2000.
28 Filed with Form 8-K/A on August 28, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 14th day of November 2000.


                                            EUROWEB INTERNATIONAL CORP.




                                               By _/s/Frank R. Cohen
                                                  Frank R. Cohen
                                               Chairman of the Board




         Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:



SIGNATURE               TITLE                                   DATE
_________               ______                                  _____


/s/Frank R. Cohen       Chairman of the Board, Secretary
_________________       Treasurer (CFO)
Frank R. Cohen          Director                             November 14, 2000

/s/Robert Genova        President, and
_________________       Chief Executive Officer              November 14, 2000
Robert Genova           (CEO), Director

/s/Csaba Toro           Vice President, International        November 14, 2000
________________        Managing Director (COO) of all
Csaba Toro              European Operations
                        Director