Form 10KSB
period 2000-12-31
EUROWEB INTERNATIONAL CORP
filed 2001-03-29
CIK 905428

Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant had revenues of $4,397,386 for the year ended December 31, 2000. As of March 23, 2001, 23,624,531 shares of Common Stock were outstanding of which 9,701,465 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 23, 2001 was $9,701,465 (based upon the closing bid price on such date on the Nasdaq of $1.00).



                      Documents incorporated by reference:

Part III - Portions of the Registrant's Proxy statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2000.

                                TABLE OF CONTENTS



PART I         ...............................................................1

Item 1. Description of Business...............................................1
         History of Business .................................................1
         EuroWeb Strategy ....................................................1
         Entry into ISP Market in Eastern Europe and History of  Acquisitions.1
         Market Analysis Summary..............................................3
         Products and Services................................................3
         Customers............................................................5
         Network Operations and Technical Support.............................5
         Sales and Marketing..................................................5
         Government Regulations...............................................5
         Employees ...........................................................6


Item 2. Description of Properties.............................................6

Item 3. Legal Proceedings.....................................................6

Item 4. Submission of Matters to a Vote of Security Holders...................6

PART II  .....................................................................7

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters.7
         Market Information...................................................7
         Holders of Common Stock..............................................7
         Dividends............................................................7

Item 6. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................8
         Operations...........................................................8
         Results of Operations - Year Ended December 31, 2000 Compared to Year
         Ended December 31, 1999..............................................9
         Liquidity and Capital Resources......................................11
         Inflation and Foreign Currency.......................................11
         Effect of Recent Accounting Pronouncements...........................12
         Risk Factors.........................................................12
         Forward-Looking Statements...........................................16

Item 7.  Financial Statements.................................................16

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................16


PART III   ...................................................................17

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....................17

Item 10. EXECUTIVE COMPENSATION...............................................17

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......17

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................18

PART IV   ................................................................... 19

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................19

                                     PART I



Item 1.    Description of Business



History of Business

           EuroWeb International Corp. (the "Company" or "EuroWeb") is a Delaware corporation which was organized on November 9, 1992. It was a development stage company through December 31, 1993.

           Its wholly-owned Hungarian subsidiary, Teleconstruct Epitesi Kft ("Teleconstruct"), a limited liability company, was organized on March 19, 1993 with the intention to contract with community-sponsored telecom companies in Hungary to construct and maintain local telephone exchanges in their areas. The subsidiary had two operating business segments: (1) building or renovation of condominium apartments and (2) design, civil engineering, and laying of underground fiber optic telephone and cable lines. The latter segment was discontinued in 1994. The shares of the subsidiary, Teleconstruct, were sold in December 1998. With the sale of Teleconstruct, the Company exited the construction business.



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

           The Company's business has shown continued growth since it entered the Internet field in January 1997, and the Company has made various acquisitions in Hungary, the Czech Republic, Slovakia and Romania. The Company expects such growth to continue throughout Central Europe, as it explores other expansion opportunities throughout the region, and lays the groundwork to enter the e-commerce market in the region.



       Entry into ISP Market in Central Europe and History of Acquisitions



           The Company entered the Internet Service Provider ("ISP") market in Central Europe through various acquisitions of companies in that area over the past three years. On January 2, 1997 the Company acquired all of the outstanding stock of three Hungarian ISPs for a total purchase price of approximately $1,785,000, consisting of 144,000 shares of common stock of the Company and $1,425,000 in cash (collectively, the "1997 Acquisitions")1. Thereafter in 1997, the three Hungarian companies were combined and merged into a new Hungarian entity known as EuroWeb Rt. On November 22, 1998, the Company sold 51% of the outstanding shares of EuroWeb Rt. to Pantel Rt. for $2,200,000 in cash and an agreement to increase the share capital of EuroWeb Rt. by $300,000 without changing the ownership ratio (after the capital increase, the ownership ratio would remain 49 - 51 percent). Because the Company currently owns a minority interest in EuroWeb Rt., and EuroWeb Rt. is not a consolidated subsidiary of the Company, neither the revenues derived from the Hungarian operation nor information on employees of the Hungarian operation are included in the Company's financial information for the years presented.


--------
1 1997 Acquisitions were as follows:
(a) Eunet (Hungary Ltd.) for a total cash cost of $1,000,000, and an assumption of $128,000 in liabilities;
(b) E-Net Hungary Telecommunications and Multimedia for a total cash cost of $200,000 and $150,000 in stock (60,000 share valued at $2.50 per share); and
(c) MS Telecom Rt. for a total cash cost of $225,000 and $210,000 in stock (84,000 shares valued at $2.50 per share).

            The Company continued with its acquisitions of ISPs in the Czech Republic, Slovakia and Romania in 1999 and 2000. On June 11, 1999, the Company acquired all of the participating interests of Luko CzechNet, an ISP in the Czech Republic, for a total cost of $1,862,154 consisting of 450,000 shares of the Company's common stock and 50,000 options valued at $2.00 per share, and the balance paid in cash. This acquisition was effective as of June 1, 1999.

           On July 15, 1999, the Company acquired all of the outstanding shares of capital stock of EUnet Slovakia, an ISP in the Slovak Republic, for a total cost of $813,299 consisting of 237,040 shares of the Company's common stock valued at $1.6875 per share issued August 9, 1999 and the balance paid in cash. This acquisition was effective as of August 1, 1999. The Company then made another acquisition of a Slovak ISP on July 15, 1999 with the purchase of 70% of the equity of Dodo s.r.o.'s subsidiary, R-Net, for a total cost of $630,234 consisting of 145,455 shares of the Company's common stock valued at $1.375 per share issued August 13, 1999 and the balance paid in cash. This acquisition was effective as of August 1, 1999.

           On September 23, 1999 and November 16, 1999 the Company acquired from Slavia Capital o.c.p., a.s. 70% and 30%, respectively, of the issued and outstanding stock of Global Network Services a.s.c., a Slovakian corporation providing Internet service primarily to businesses located in Bratislava and other major cities in Slovakia for a total purchase price of $1,633,051, consisting of 355,568 shares of the Company's common stock valued at $1.406 per share issued on September 23, 1999, and the balance paid in cash. This acquisition was effective as of October 1, 1999. All Slovakian operations were then merged under the name of Euroweb Slovakia.

           On April 21, 2000, the Company acquired all of the outstanding capital stock of Isternet SR, s.r.o., an Internet service provider in the Slovak Republic, for $1,029,299 in cash. Goodwill arising on this purchase was $945,200. This acquisition was effective May 1, 2000.

           On May 19, 2000, the Company purchased all of the Internet related assets of Sumitkom Rokura, S.R.L. an Internet service provider in Romania, for $1,561,125 in cash. The acquisition has been accounted for as an asset purchase with a value of $1,150,000 being assigned to customer lists acquired.

           On May 22, 2000, the Company acquired the remaining 30% of R-Net (the initial 70% being acquired in 1999) for $355,810 in cash. Goodwill arising on this purchase was $357,565.

           On June 14, 2000, the Company acquired all of the outstanding shares of capital stock of Mediator S.A., an Internet service provider in
Romania  for a  total  cost of  $2,835,569.  This  consisted  of  $2,040,000 in cash and the assumption of a $540,000 liability to the former owner payable in annual installments of $180,000 commencing on June 1, 2001. Goodwill arising on this purchase was $2,455,223. Immediately after the purchase the name was changed to Euroweb Romania, S.A. This acquisition was effective as of July 1, 2000.

        On August 25, 2000, the Company, through its subsidiary, Luko Czech, acquired all of the outstanding capital stock of Stand s.r.o., an Internet service provider in the Czech Republic for $280,735 in cash, which was merged into Luko Czech under the name of Euroweb Czech Republic. This acquisition was effective as of September 1, 2000.

           On February 11, 2000, a special meeting of the shareholders was held and two proposals were approved. Proposal number one approved the amendment of the Company's certificate of incorporation increasing the number of shares of common stock that is authorized for issuance by the Company from 20,000,000 shares of common stock to 60,000,000 shares of common stock. Proposal number two approved the issuance and sale by the Company to KPN Telecom B.V. ("KPN"), a Netherlands Limited Liability Company, of 10,286,742 shares at $1.58 per share and rights to shares equal to all other outstanding warrants, options and other securities at
$1.38 per share. At closing KPN exercised its option to purchase 1,516,812 shares at $1.38 per share in addition to the 10,286,742 shares at $1.58 per share. These approvals gave KPN control of 51% of the Company's common stock, representing voting control of the Company. This transaction provided the Company with more than $ 18,000,000 in capital to fund future acquisitions.

           On October 24, 2000, KPN Telecom B.V. exercised its option for 501,512 shares of the company's common stock at $ 1.38 per share, in order to maintain its 51% equity interest in the Company.

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



           Products and Services

           The activity of the company can be divided into three parts: (1) providing Access to the internet (2) content (additional internet related) services to clients including web page design, web page hosting, service hosting, advertisement, (3) other revenues mainly consist of sale of internet related devices, hardware-software advisory, reinvoiced telecommunication costs.

           EuroWeb provides services in all three areas as follows:

 --------------------------------------------- ---------------------------
                     2000                                         1999
 --------------------------------------------- ---------------------------
 --------------------------------------------- ---------------------------
Internet Access      78%                                           85%
----------------------------------------------- --------------------------
----------------------------------------------- --------------------------
Content               3%                                           14%
----------------------------------------------- --------------------------
----------------------------------------------- --------------------------
Other                19%                                           1%
----------------------------------------------- --------------------------


           Internet Access

           Access to the Internet can be either through a leased line, which maintains an open connection to the Internet at all times, or through dial-up service, which requires subscribers to dial a telephone number to connect to the Internet.

           EuroWeb offers a variety of access options, including leased-line and dial-up lines.

           Content

           EuroWeb markets various services for the design, development, hosting and maintenance of home pages (entry points for a collection of information presented through the World Wide Web). EuroWeb installs and maintains home pages on EuroWeb servers for customers concerned with the cost, difficulty or security of maintaining home pages on their own network.

           Web site content on the Internet is stored on computers known as servers (that "serve" information to Internet users). The business of "Web site hosting" includes maintaining these computers as well as ensuring that the computers are always connected to the Internet so that information may be available 24 hours a day, seven days a week. Web hosting services are provided for a monthly fee, which varies depending on the bandwidth of the connection to the Internet, as well as other factors.

           Other Services

           In order to provide comprehensive services to customers, the company - based on the individual request and needs of the customers - provides necessary internet equipment and advisory to the installation of internet connection and content services. On behalf of the Customers, the installation of necessary telecommunication line can also be organized and its costs can be invoiced by the Company.

           The Company also intends to enter the e-commerce market in Central Europe, as it is currently laying the groundwork for provision of this service.

                     Customers

           EuroWeb's customers are businesses and professionals in various sectors, including government, multinational corporations, computer systems and service, tourism and entertainment, banking and insurance, and media. EuroWeb's customer base has grown to over 940 leased line business customers and over 14,000 dial up customers in Slovakia, the Czech Republic and in Romania as of December 31, 2000. In 2000, no customer accounted for more than 1.5% percent of EuroWeb's total revenues.



                     Network Operations and Technical Support

           EuroWeb believes that effective network and technical support are important criteria by which commercial users select Internet access providers and has dedicated substantial resources to building a high quality support infrastructure. As of December 31, 2000, EuroWeb had a network operations group consisting of thirty-four (34) people, including technical and customer support employees. EuroWeb's network operations personnel located at EuroWeb's network operations center in Slovakia, the Czech Republic and Romania are responsible for continuously monitoring traffic across EuroWeb's network infrastructure. EuroWeb's technical support personnel work to find solutions for customers experiencing difficulties with Internet applications. Both technical support and customer support personnel are currently available from 8 a.m. to 8 p.m., Monday through Friday. At other times, these personnel respond to technical support requests via telephone.



                     Sales and Marketing

           EuroWeb employs thirty-seven (37) persons in sales and marketing. To date, EuroWeb has sold its Internet access and applications products and services primarily through direct personal and telephone contact. Call activity is generated in response to a variety of promotional programs, including advertising in general business and specialty periodicals, participation in industry shows, and press relations. The sales persons work closely with the customer and technical support group, which is responsible for installation at multiple sites and for support and technical consulting services.



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

                     Employees

           The Company employs a total of one hundred and fifteen (115) persons in the Czech Republic, Slovakia and in Romania. None of the Company's employees are represented by a labor organization. These figures do not include employees at EuroWeb Rt. in Hungary.

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



Item 2.    Description of Properties

           The following table lists the office spaces that the Company and its subsidiaries lease from unaffiliated persons:

                                                                                                           C>


         Lessor                    Address of Property               Primary Use          Sq. feet      Rent        Lease Terms
                                                                                                        Amount/
                                                                                                         Month
-------------------------     ------------------------------------------------------       -------    ------------  -------------

The Company                   445 Park Avenue               stockholder relations and         800          $2,000     month to
                              New York, NY 10022            general executive                                            month
Euroweb Czech Republic        Argentinska 58                general operations              1,610          $2,400       3-month
                              CS-170 05                                                                                  notice
                              Prague, Czech Republic
Euroweb Slovakia              Rocianska 36                  general operations              6,020          $2,050     until the
                              SK-83102                                                                                end of 2001
                              Bratislava, Slovakia
Euroweb Romania               Bd. Unirii 33, Bl. A2, Sc.3,  general operations              3,440          $3,655       3-month
                              6th Floor, Sector 3                                                                        notice
                              Bucharest, Romania


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

Item 4.    Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2000.

                                    PART II



Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

                     Market Information

           The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers'Automated Quotation System ("Nasdaq") under the symbol "EWEB".

           The following table sets forth the high and low bid prices for the Common Stock during the periods indicated as reported by Nasdaq. The prices reported reflect inter-dealer quotations, and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                            High                            Low
Quarter Ending:

1999
March 31, 1999              3.188                          1.594
June 30, 1999               2.750                          1.344
September 30, 1999          1.938                          1.250
December 31, 1999          16.813                          1.594

2000
March 31, 2000             21.250                          5.500
June 30, 2000               7.000                          2.500
September 30, 2000          4.375                          1.875
December 31, 2000           2.438                          0.688

On March 23, 2001 the closing bid price on the Nasdaq for the Common Stock was $1.00.



           Holders of Common Stock

           As of March 13, 2001 the Company had 23,624,531 shares of Common Stock outstanding and 127 shareholders of record. The Company believes that it has approximately 10,742 beneficial owners who hold their shares in street names.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     Operations


           The Company is an Internet Service Provider, providing access to the Internet for principally business customers and also maintains computers known as "servers," which store, and allow for access to, Web sites, and develops content, including graphics and database for Web sites. The Company operates through three wholly owned subsidiaries, one located in the Czech Republic, one located in Slovakia, and one located in Romania, known as Euroweb Czech Republic, Euroweb Slovakia, and Euroweb Romania, respectively.


Acquisitions


           In January 1997, the Company acquired three ISP businesses in Hungary and consolidated the three Hungarian ISPs under one roof under the name of Euroweb Rt. In November 1998, the Company sold 51% of this subsidiary to Pantel Rt. Because the Company owns a minority interest in Euroweb Rt., Euroweb Rt. is not a consolidated subsidiary, but rather an affiliated company. Neither the revenues derived from the Hungarian affiliate nor information on employees of the operation of the Hungarian affiliate are included in the Company's financial figures for the years ended December 31, 1999 and December 31, 2000. The Company reports its 49% share of the net profits from Euroweb Rt., however, for the years ended December 31, 1999 and 2000. In 2000, Euroweb Rt. purchased three ISP companies plus the assets of a fourth ISP company.


           In addition, since January 1997 the Company has acquired 8 ISPs in Slovakia, the Czech Republic, and Romania.


           In June 1999, the Company acquired all of the participating interests of Luko CzechNet, an ISP in the Czech Republic, for a purchase price of $1,862,154 consisting of 450,000 shares of the Company's common stock and 50,000 options, with the balance paid in cash. Goodwill arising on this purchase was $1,734,996.

           In July 1999, the Company acquired all of the outstanding shares of capital stock of EUnet Slovakia, an ISP in the Slovak Republic, for a purchase price of $813,299 consisting of 237,040 shares of the Company's common stock and the balance paid in cash. Goodwill arising on this purchase was $726,213.

           In July 1999, the Company acquired 70% of the equity of R-Net, a subsidiary of a Slovak internet service provider, for a purchase price of $630,234 consisting of 145,455 shares of the Company's common stock and the balance paid in cash. Goodwill arising on this purchase was $607,663.

           In September 1999 and November 1999, the Company acquired 70% and 30%, respectively, of the outstanding shares of Global Network Services, a.s., an Internet service provider in the Slovak Republic for a purchase price of $1,633,051, consisting of 355,568 shares of the Company's common stock and the balance paid in cash. Goodwill arising on this purchase was $1,776,532.

           In April 2000, the Company acquired all of the outstanding capital stock of Isternet SR, s.r.o., an Internet service provider in the Slovak Republic, for $1,029,299 in cash. Goodwill arising on this purchase was $945,200.

           In May 2000, the Company purchased all of the Internet related assets of Sumitkom Rokura, S.R.L. an Internet service provider in Romania, for $1,561,125 in cash. The acquisition has been accounted for as an asset purchase on the books of Euroweb Romania, S.A., with a value of $1,150,000 being assigned to customer lists acquired.

           In May 2000, the Company acquired the remaining 30% of R-Net (the initial 70% being acquired in 1999) for $355,810 in cash. Goodwill arising on this purchase was $357,565.

           In June 2000, the Company acquired all of the outstanding capital stock of Mediator S.A., an Internet service provider in Romania, for a purchase price of $2,835,569. This consisted of $2,040,000 in cash and the assumption of a $540,000 liability to the former owner payable in annual installments of $180,000 commencing on June 1, 2001. Goodwill arising on this purchase was $2,455,223.

           In August 2000, the Company, through its subsidiary, Euroweb Czech Republic, acquired all of the outstanding capital stock of Stand s.r.o., an Internet service provider in the Czech Republic, for $280,735 in cash. Goodwill arising on this purchase was $260,063.

           The results of operations of each ISP have been included in the Company's consolidated results of operations from the effective date of acquisition.





                     Results of Operations

      Year Ended December 31, 2000 compared to Year Ended December 31, 1999


           The impact of the above mentioned acquisitions has been to increase the revenues and the costs of the Company approximately threefold as compared to 1999. This is due to the fact that in 1999, all of the acquisitions occurred in the second half of the year, and so the results of operations of these acquisitions were only included for half a year, whereas they are included for the full year in 2000. Moreover, the results of operations for the 2000 acquisitions have been included in the 2000 consolidated results, making comparison with 1999 difficult.


Revenues

           A significant portion of the Company's revenues are derived from providing access to the internet by way of leased lines.
Customers are billed in advance and revenue is recognized as it is earned.

           Total revenues from Internet activities for the year ended December 31, 2000 were $4,397,386 in comparison with $1,233,567 for the year ended 1999. The increase in revenues of $3,163,819 was due primarily to the effect of additional acquisitions in Slovakia in 2000 and the entry into the Romanian ISP market which contributed $930,825 to the 2000 revenues.

Cost of revenues

           Cost of revenues comprise mostly telecommunication network expenses which are related to the provision of access facilities to customers.

           Network costs were $2,283,225 in 2000 in comparison to $628,880 in 1999. The increase in cost of revenues is also due to the effect of current year acquisitions. There were no significant pricing policy changes within the Company during 2000.


Operating expenses (excluding depreciation and amortization)

           The increase in operating expenses from $1,595,397 to $3,987,023 is also due to the acquisitions as well as the fact that most of the acquisitions were made into small owner-managed companies which were not paying competitive salaries. Since the acquisitions, the Company has increased the salaries and benefits of the acquired employees to that of the market (sometimes translating into a two-three fold increase). Moreover, the number of employees has increased from 69 in 1999 to 118 at the end of 2000, contributing to the increase in remuneration expenses, as well as the related SG&A expenses associated with a higher level of employees.

           Although operating costs above have increased approximately 250%, the increase must be taken in conjunction with the increase in gross profit of approximately 350%. Operating costs per dollar of revenue was $0.91 in 2000 compared to $1.29 in 1999, due to efficiencies realized upon consolidation of the acquired entities into the existing structure of the Company.


Depreciation and amortization

           Amortization of goodwill and intangibles accounts for over 70% of depreciation & amortization. The goodwill amortization in 1999 was low due to the fact that most of the acquisitions in 1999 were made in the second half of the year.

Net interest income

           Net interest income has quadrupled from $222,154 in 1999 to $904,016 in 2000 mainly due to the issuance of shares (see Liquidity and Capital Resources) for cash. Approximately $14 million of the proceeds was used to purchase a Federal Home Mortgage Corporation debt security bearing interest at 5%. The remaining amount was invested in other securities and /or was held in interest bearing accounts.

Equity interest in affiliate

           The 30% increase in the equity in the net income of affiliate is due to an improvement in profitability of the affiliate in 2000.

Sale or disposal transactions

           During 2000, the Company focused purely on acquisitions and thus did not divest any of its assets as it did in 1999. Consequently, no gain/loss on sale or disposals are recorded in 2000.


           Liquidity and Capital Resources

           On February 11, 2000, the Company approved the issuance and sale by the Company to KPN Telecom B.V. ("KPN"), a Netherlands Limited Liability Company, of 10,286,742 shares at $1.58 per share and rights to shares equal to all other outstanding warrants, options and other securities at $1.38 per share. At closing KPN exercised its option to purchase
1,516,812 shares at $1.38 per share in addition to the 10,286,742 shares at $1.58 per share. These approvals gave KPN control of 51% of the Company's common stock, representing voting control of the Company. This transaction provided the Company with more than $ 18,000,000 in capital to fund future acquisitions. On October 24, 2000, KPN Telecom B.V. exercised its option for 501,512 shares of the Company's common stock at $1.38 per share, in order to maintain its 51% equity interest in the Company.

           The Company's cash, cash equivalents and marketable securities were approximately $18,550,631 as of December 31, 2000, an increase of $14,682,781 from the end of fiscal year 1999. The increase was due to the fact that the Company sold 12,305,066 shares of the Common Stock for $18,777,720, net of placement costs, and from the exercise of 1,401,334 options and warrants for $2,547,934, net of transaction costs.

           The Company has $18,550,631 of cash, cash equivalents and marketable securities compared to $ 2,309,851 total short and long term liabilities, so the Company is in a strong financial position. Management believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months. The Company plans to make future acquisitions of Internet service providers in Central and Eastern Europe. The excess cash on hand is to be used to finance such future acquisitions.



                Inflation and Foreign Currency

           The Company maintains its books in local currencies, the Hungarian forint for Euroweb Rt., Czech koruna for Euroweb Czech Republic and the Slovak koruna for Euroweb Slovakia. However, given the hyper-inflationary situation in Romania, the U.S. dollar is used as the functional currency.


           Due to strengthening of the US dollar on international currency markets during the year, the local currencies/U.S. dollar exchange rate in these countries increased, which represented an effective devaluation during 2000 of approximately 10%.

           Effect of Recent Accounting Pronouncements

           In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and for Hedging Activities." In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138 ("Statement No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." Statement No. 133, as amended requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. It also requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133, as amended on January 1, 2001. The adoption of SFAS No. 133 did not materially impact the Company's financial position or results of operations.



                     Risk Factors

           The Company is subject to certain risk factors due to the industry in which it competes and the nature of its operations. Theses risks include the following:

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

           EuroWeb's principal competitors in Hungary are GTS-Datanet, which has a customer base similar to that of the Company's, MATAVNet, the subsidiary of the national Hungarian telephone company, PSINet - Elender, and the aggressively growing Nextra which entered the Hungarian market last year.

           We recognize as the main competitors of Euroweb Slovakia, 4 largest or most active providers in Slovakia: Nextra, GTS Inec, SLOVANET and the incumbent telecom operator, Slovak Telecom, also providing internet services. The first two players have a customer base similar to that of the Company's.

           Romania's Internet market is in initial phase of development. At present, other then Euroweb Romania, there are two other data transmission companies providing internet services, who also cover the entire territory of
Romania:  Global One Romania,  Logic Telecom.

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

           Volatility of Stock Prices. Market prices for the Company's common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to the Company's activities, future financial condition and management. There can be no assurance regarding the future prices at which the Company's common stock will trade, if any.

           Foreign Currency and Exchange Risks and Rate Revaluation. The Company will be subject to significant foreign exchange risk. There are currently no meaningful ways to hedge currency risk in either Hungary, the Czech Republic, Romania or Slovakia. Therefore, the Company's ability to limit its exposure to currency fluctuations is significantly restricted. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate. The laws under which the Company's operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses. There may be other currency risks that the Company will face as it expands its operations into other Central and Eastern European countries.

           Other factors affecting shareholders/investors

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

           None.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           There is incorporated in this Item 9 by reference the information appearing under the caption "Election of Directors" in the Company's definitive Proxy statement for the 2001 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.   EXECUTIVE COMPENSATION

           There is incorporated in this Item 10 by reference the information appearing under the caption "Election of Directors - Executive Compensation" in the Company's definitive Proxy statement for the 2001 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information with respect to the beneficial ownership of the Common Stock as of March 23, 2001 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; and (iii) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

                                     Shares
                                     Beneficially
Name and Address                     Owned (1)             Percent Owned (1)
------------------------------------ --------------------- -----------------

Frank R. Cohen                       525,000 (2)           2.23%
445 Park Avenue
New York, NY 10022

Robert Genova                        608,000 (3)           2.58%
227 Route 206, Unit 11
Flanders, NJ 07836

Csaba Toro                           485,000(4)            2.05%
1122 Budapest
Varosmajor utca 13
Hungary

Marten Pieters                       0                     0
KPN Telecom B.V.
Maanplein 5
The Hague, The Netherlands

Rob van Vliet                        0                     0
KPN Telecom B.V.
Maanplein 5
The Hague, The Netherlands

All Officers and Directors as a      1,618,000             6.84%
Group (5 Persons)

KPN Telecom B.V.                    12,305,066(5)         52%
Maanplein 5
The Hague, The Netherlands
____________________________
(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after April 10, 2001. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on April 10, 2001, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 515,000 shares of Common Stock issuable upon exercise of currently exercisable options: 100,000 shares at $1.00 per share pursuant to Mr. Cohen's September 1998 employment contract; 315,000 shares at $2.00 per share pursuant to an April 1999 modification to his employment contract; and 70,000 shares at $1.25 per share and 30,000 shares at $1.625 per share pursuant to the Company's 1993 Stock Option Plan.
(3) Includes 470,000 shares of Common Stock issuable upon exercise of currently exercisable options: 70,000 shares at $1.00 per share pursuant to Mr. Genova's September 1998 employment contract; 370,000 shares at $2.00 per share pursuant to an April 1999 modification to his employment contract;
and 30,000 shares at $1.625  pursuant to the Company's  1993 Stock Option Plan.
(4) Includes 485,000 shares of Common Stock issuable upon exercise of currently exercisable options: 100,000 shares at $1.00 per share pursuant to Mr. Toro's September 1998 employment agreement; 315,000 shares at $2.00 per share pursuant to an April 1999 modification to his employment agreement; 50,000 shares at $2.00 per share granted pursuant to a prior consulting agreement, and 20,000 shares at $1.50 pursuant to the Company's 1993 Stock Option Plan.
(5) Information included within a Schedule 13D dated February 24, 2000 and filed with the Securities and Exchange Commission, in which Schedule 13D, KPN Telecom B.V. ("KPN"), the Reporting Person under the Schedule 13D, states that KPN, in addition to this number of shares of Common Stock beneficially owned, also holds 2,774,082 shares of Common Stock pursuant to an option, that is exercisable at a purchase price of $1.38 per share upon exercise by a third party of an option or warrant for an identical number of shares of the Company's Common Stock so as to preserve KPN's majority interest in the Company, as specified in the Option Agreement, dated November 19, 1999 and amended by the Amended and Restated Agreement of December 13, 1999.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           There is incorporated in this Item 12 by reference the information appearing under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.

PART IV


Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits (numbers below reference Regulation S-B, Item 601)
           (2) Subscription Agreement and Option Agreement with KPN(23)
           (3)(a)Certificate of Incorporation filed November 9, 1992(2)
              (b)Amendment to Certificate of Incorporation filed July 9, 19973
              (c)By-laws(2)
           (4)(a)Form of Common Stock Certificate(2)
              (b)Form of Underwriters' Warrants to be sold to Underwriters(2)
              (c)Placement  Agreement  between  Registrant  and J.W.  Barclay &
                Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing(2)
              (d)Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S4
              (e)Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D(4)
           (10)(a)Consulting agreement between Registrant and Klenner Securities Ltd. (2)
               (b)Consulting agreement between Registrant and Robert Genova(2)
               (c)Consulting agreement between Registrant and Laszlo
                Modransky(2)
               (d)1993 Incentive Stock Option Plan(2)
               (e)Sharing agreement for space and facilities between Registrant and Hungarian Telephone and Cable Corp.(2)
               (f)Articles of Association (in English) of Teleconstruct Building
                 Corp.  (2)
               (g)Articles of Association (in English) of Termolang Engineer
                and Construction Ltd.  (2)
               (h)Letter of intent between Teleconstruct Building Corp.  and
                Pilistav(2)
               (i)Employment agreement between Registrant and Robert Genova and termination agreement dated February 5, 19975
               (j)Employment  agreement between Registrant and Peter E.
                Klenner(2) and termination  agreement dated October 30,
               1996, and agreement for sale of condominium unit to M&A as amended(4)
               (k)Employment agreement between Registrant and Frank R.  Cohen(2)
                and modification of employment agreement(4)
               (l)Letter of Intent agreement between Registrant and Raba-Com
                Rt.  (4)
               (m)Letter of Intent agreement between Registrant and
                Kelet-Nograd Rt.  (4)
               (n)Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas(4)
               (o)Lease agreement between Registrant's subsidiary EUNET Kft.
                and Varosmajor Passage, Kft.  for office space(4)
               (p)Acquisition agreement between Registrant and KFKI Computer
                Systems Corp.  dated December 13, 1996(4)
               (q)Acquisition agreement between Registrant and E-Net Hungary(4)
               (r)Acquisition agreement between Registrant and MS Telecom Rt.(4)
               (s)Employment Agreement between Registrant and Imre Kovats(4)
               (t)Employment Agreement between Registrant and Csaba Toro(4)
               (u)Promissory Note from Registrant to HBC(4)
               (v)Communication Services Agreement between Registrant and MCI
                Global Resources, Inc.6
               (w)Lease and Option Agreement for Building B as of April 1, 1998
                with Hafisa Kft.7
               (x)License Agreement between Gric Communications, Inc.  and
                EuroWeb International Corp.(5)
               (y)Consulting Agreement between Registrant and Eurus Capital
                Corporation and Rescission Agreement8
                (y)(i)Agreement rescinding Option Agreement with Eurus Capital
                        Corporation9

               (z) Financial Consulting Agreement between Registrant and J.W.
                Barclay & Co., Inc.10
               (aa)Mergers and Acquisitions Agreement between Registrant and
                J.W. Barclay11
               (bb)Placement Agreement between Registrant and J.P. Carey, Inc.
                and form of Placement   Agent   Warrants   issued  in
                connection with private placement   financing12
               (cc)Private Placement Agreement between Registrant and Peter E.
                Klenner13
               (dd)Employment Agreement between Registrant and Csaba Toro14
               (ee)Employment Agreement between Registrant and Robert Genova15
               (ff)Employment Agreement between Registrant and Frank R. Cohen16
               (gg)Placement  Agreement  between  Registrant and JP Carey
                Securities Inc. and Warrant Agreement in connection with private placement financing17
               (hh)Private Placement Agreement between Registrant and M&A
                Management18
               (ii)Form of  Subscription  Agreement in connection with private offering of common stock and Warrants pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act of 193319
               (jj)Acquisition Agreement between Registrant and Luko Czech Net,
                5.1.0. dated June 11, 199920
               (kk)Acquisition Agreement between Registrant and Slavia Capital,
                O.C.P.,a.s. dated July 2, 199921
               (ll)Acquisition Agreement between Registrant and Eunet Slovakia
                s.r.o. dated July 14, 199922
               (mm)Acquisition Agreement between Registrant and shareholders of
                Dodo, s.r.o. dated August 5, 199923
               (nn)Acquisition  Agreement  between  Registrant and shareholders of Mediator S.A. dated May 17, 200027 and Amendment thereto on August 28, 200028.
           (16) (a)Letter on Change in Certifying Accountant24
                (b)Letter by Former Accountant Agreeing with Company's Statements.(24)
           (22) (a)Proxy Statement for Special Meeting of Stockholders.25
                (b)Press Release on Adjournment of Special Meeting.26
                (c)Press Release on Results of Vote.27




--------

2 Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No.
33-62672-NY, as amended)
3 Filed with Form 10-QSB for quarter ended June 30, 1998.
4 Filed with Form 8-K as of February 17, 1994
5 Filed with Form 10-KSB for year ended December 31, 1996
6 Filed with Form 10-QSB for quarter ended September 30, 1997.
7 Filed with Form 10KSB for year ended December 31, 1997.
8 Filed with Amendment No. 1 to Registration Statement 333-52841
9 Filed with Amendment No. 2 to Registration Statement 333-52841

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

                           EUROWEB INTERNATIONAL CORP.



             Consolidated Balance Sheet as of December 31, 2000 and
           Consolidated Statements of Operations & Comprehensive Loss,
                  Stockholders' Equity, and Cash Flows for the
                     Years ended December 31, 2000 and 1999

                           EUROWEB INTERNATIONAL CORP.

                        Consolidated Financial Statements

                           December 31, 2000 and 1999




                                TABLE OF CONTENTS






Independent Auditors' Report                                        F-2


Consolidated Financial Statements:


 Consolidated Balance Sheet                                         F-3
 Consolidated Statements of Operations and Comprehensive Loss       F-4
 Consolidated Statements of Stockholders' Equity                    F-5
 Consolidated Statements of Cash Flows                              F-6
 Notes to Consolidated Financial Statements                         F-7

                          Independent Auditors' Report



The Board of Directors and Stockholders
Euroweb International Corp.


We have audited the accompanying consolidated balance sheet of Euroweb International Corp. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the years in the two year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euroweb International Corp. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles in the United States of America.








KPMG Hungaria Kft.
Budapest, Hungary
March 23, 2001

                           Euroweb International Corp.
                           Consolidated Balance Sheet
                                December 31, 2000


                                                                                              2000
   ASSETS
  Current assets:
    Cash and cash equivalents (note 3)                                                   $ 4,372,783
    Investment in securities (note 4)                                                     14,177,848
    Trade accounts receivable, less allowance for doubtful accounts of                       414,983
    $375,828
    Current portion of note receivable (note 14)                                             164,354
    Loan receivable (note 15)                                                                 86,682
    Prepaid and other current assets                                                         653,349
                                                                                         ___________
         Total current assets                                                             19,869,999

  Note receivable, less current portion (note 14)                                            540,738
  Investment in affiliate (note 6)                                                           939,602
  Property and equipment, less accumulated depreciation (note 7)                           1,150,089
  Intangibles, less accumulated amortization (note 8)                                      8,086,040
  Other non-current assets (note 10)                                                          45,557
                                                                                         ___________
       Total assets                                                                      $30,632,025
                                                                                         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade accounts payable                                                                  $940,332
    Current portion of acquisition indebtedness (note 10)                                    180,000
    Other current liabilities                                                                232,687
    Accrued expenses                                                                         208,824
    Deferred revenues                                                                        212,253
                                                                                           _________
       Total current liabilities                                                           1,774,096

   Loan payable (note 11)                                                                    103,734
   Acquisition indebtedness, less current portion (note 10)                                  360,000
    Non-current portion of lease obligations (note 9)                                         72,021

       Total liabilities                                                                   2,309,851

   Stockholders' equity (note 13)
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                              -
   Common stock, $.001 par value - Authorized 60,000,000 shares;
      issued and outstanding   24,008,481 shares                                              24,129
   Additional paid-in capital                                                             48,227,764
   Accumulated deficit                                                                   (19,742,020)
   Accumulated other comprehensive losses
                                                                                            (14,011)
   Treasury stock -  195,600 common shares, at cost
                                                                                           (173,688)
                                                                                          __________
      Total stockholders' equity                                                          28,322,174

   Commitments and contingencies (note 16)

      Total liabilities and stockholders' equity                                         $30,632,025
                                                                                         ===========



          See accompanying notes to consolidated financial statements.


                           Euroweb International Corp.
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2000 and 1999



                                                                        2000                      1999

Revenues                                                                 $ 4,397,386            $ 1,233,567
Cost of revenues                                                           2,283,225                628,880
                                                                          __________             __________
   Gross profit                                                            2,114,161                604,687

Operating expenses
   Compensation and related costs                                          1,759,823                591,301
   Consulting, professional and directors fees                               792,965                481,604
   Other selling, general and administrative expenses                      1,434,235                522,492
   Depreciation and amortization                                           1,983,631                489,434
                                                                           _________              _________
               Total operating expenses                                    5,970,654              2,084,831

Loss from operations                                                     (3,856,493)             (1,480,144)

   Net interest income                                                       904,016                222,154
   Equity in net income of affiliate  (Note 6)                               201,402                 83,595
   Loss on equity adjustment by affiliate                                   (12,250)                      -
   Gain on sale of interest in affiliate                                           -               147,000
   Realized loss on sale of securities                                             -              (136,792)

Loss from continuing operations before income taxes and minority          (2,763,325)           (1,164,187)
interest
Provision for income taxes                                                         -               (14,398)

Minority interests                                                             5,050                 6,377
                                                                          ___________           ___________
Loss from continuing operations                                           (2,758,275)           (1,172,208)
Loss from discontinued operations (note 14)                                        -               (50,858)
                                                                          ___________           ___________

Net loss                                                                 (2,758,275)            (1,223,066)

Other comprehensive gain (loss)                                              85,391                (52,427)
                                                                          __________            ____________

Comprehensive loss                                                     $ (2,672,884)           $(1,275,493)
                                                                       ==============          ============

Net loss per share, basic and diluted                                          (.12)                 (.14)

Weighted average number of shares outstanding, basic and diluted          21,994,700             8,593,000






           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 and 1999






                                                                                          Accumulated
                                                               Additional                    Other
 Total
                                                 Common Stock  Paid-in     Accumulated  Comprehensive    Treasury   Stockholders'
                                       Shares       Amount     Capital    Deficit        Gains(Losses)    Stock          Equity

Balances, January 1, 1999               6,444,916   $6,445   $20,886,852   $(15,760,679)    $(46,975)           -   $5,085,643
Issuance of shares for cash (net of     2,160,361    2,160     3,042,023                -           -           -    3,044,183
placement costs of $297,545)
Issuance of shares for acquisitions     1,188,063    1,188     1,998,812                -           -           -    2,000,000
Issuance of options for acquisitions            -        -        25,500                -           -           -       25,500
Exercise of common stock options          285,000      285       538,465                -           -           -      538,750
Exercise of common stock warrants         419,341      345       424,164                -           -           -      424,509
Foreign currency translation loss               -        -             -                -    (73,402)           -     (73,402)
Unrealized loss on investment                   -        -             -                -   (115,817)           -     (115,817)
Realized loss on investment                     -        -             -                -     136,792           -      136,792
Net loss for the period                         -        -             -      (1,223,066)           -           -   (1,223,066)
                                        _________  ________   __________      ____________   _________      ______  ___________

Balances, December 31, 1999            10,497,681  $10,423   $26,915,816    $(16,983,745)   $(99,402)         $-     $9,843,092
                                       ==========  =======   ===========    =============   =========         ===    ==========

Issuance of shares for cash (net of    12,305,066   12,305    18,765,415                -          -            -    18,777,720
placement costs of $260,620)
Exercise of stock warrants              1,311,334    1,311     2,404,123                -          -            -     2,405,434
Exercise of stock options                  90,000       90       142,410                                                142,500
Foreign currency translation loss               -        -             -                -   (86,997)            -      (86,997)
Unrealized gain on securities available         -        -             -                -    172,388            -       172,388
for sale
Net loss for the period                         -        -             -      (2,758,275)          -            -    (2,758,275)
Treasury stock                          (195,600)        -             -                -         -       (173,688)    (173,688)
                                       _________  ________   ___________      ___________   _________      ______  _____________
Balances, December 31, 2000            24,008,481  $24,129   $48,227,764    $(19,742,020)  $(14,011)   $(173,688)   $28,322,174
                                       ========== ========   ===========    =============  ==========  ==========  =============







           See accompanying notes to consolidated financial statements


                           Euroweb International Corp.
                      Consolidated Statements of Cash Flows
                      Year Ended December 31, 2000 and 1999
------------------------------------------------------------------------------- ---------------------- ----------------------
                                                                                            2000             1999
Cash flows from operating activities:
   Net loss
                                                                                  $(2,758,275)           $(1,223,066)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                     1,983,631                489,434
   Amortization of discount on acquisition indebtedness (note 10)                       14,790                      -
   Gain on sale of interest in affiliate                                                     -              (147,000)
   Loss on equity adjustment by affiliate                                               12,250                      -
   Equity in net income of affiliate                                                 (201,402)               (83,595)
   Provision for doubtful accounts                                                     131,205                 17,782
   Foreign currency loss                                                                84,845                  6,470
   Minority interests                                                                    5,050                (6,377)
   Gain on sale of securities                                                                -                136,792
   Non-cash compensation expense                                                             -                 96,000
Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                               (193,890)                 11,243
   Prepaid and other assets                                                          (281,016)                 47,981
   Accounts payable and accrued expenses                                               103,042               (95,928)
   Deferred revenue                                                                     26,339                (6,721)
                                                                                    __________              _________
           Net cash used in operating activities                                    (1,073,431)             (756,985)

Cash flows from investing activities:
   Certificates of deposit purchased                                                 1,052,779                 46,212
   Investment in securities                                                       (14,005,460)                      -
   Repayments of notes receivable                                                      152,817                571,958
   Issuance of loan receivable                                                               -               (250,000)
   Repayments of loan receivable                                                        81,526                 81,792
   Proceeds from sale of other investments                                                   -                 43,733
   Acquisition of property and equipment, intangibles                              (2,034,796)              (160,341)
   Investment in affiliate                                                                   -               (59,100)
   Acquisition of Internet companies net of cash acquired                          (3,633,884)             (2,639,485)
                                                                                  ___________             ___________
        Net cash used in investing activities                                     (18,387,018)             (2,365,231)

Cash flows from financing activities:
   Payments to acquire treasury stock                                                (173,688)                      -
   Principal payments under capital lease obligations                                 (33,769)                      -
   Repayment of loan payable                                                          (85,094)               (50,630)
   Proceeds from issuance of common stock                                           21,325,654              4,279,368
                                                                                    __________              _________
          Net cash provided by financing activities                                 21,033,103              4,228,738

Effect of foreign exchange rate changes on cash                                       (14,942)                 20,269
                                                                                      ________               _________

Net increase in cash and cash equivalents                                            1,557,712              1,126,791
Cash and cash equivalents, beginning of period                                       2,815,071              1,688,280
                                                                                     _________            ___________
Cash and cash equivalents, end of period                                            $4,372,783            $2 ,815,071
                                                                                    ==========            ===========

Supplemental disclosure of cash transactions
   Interest paid                                                                      $ 45,473                 $5,945
   Income tax paid                                                                           -               $ 14,398

  Non-cash transactions:
    Debt acquired on acquisition of subsidiaries                                     $ 643,734                      -
    Issuance of common stock for acquisition of subsidiaries                                 -             $2,000,000


          See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

1.    Organization and Business

EuroWeb International Corporation (the "Company") is a Delaware corporation which was organized on November 9, 1992, and was a development stage enterprise through December 31, 1993.

The Company owns and operates Internet service providers in the Czech Republic, Romania and Slovakia. The Company's consolidated statements of operations also include the equity in the net income of Euroweb Hungary Rt.,
in which the Company has a 49% ownership interest.   The Company operates in
one business segment.


2.  Summary of Significant Accounting Policies

  (a) Principles of consolidation

       The consolidated financial statements comprise the accounts of the Company and its controlled subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

       The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the Unites States of America.

  (b) Use of estimates

       The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company include the period of benefit and recoverability of goodwill and other intangible assets.

  (c)  Fair value of financial instruments

       The carrying values of cash equivalents, certificates of deposits, investment in debt securities, notes and loans receivable, accounts payable, loans payable and accrued expenses approximate fair values.

  (d)  Revenue recognition

       Revenues from monthly Internet services are recognized in the month in which the services are provided. Revenue for other services, including equipment sales are recognized as the service is performed or the equipment is delivered.

  (e) Cost of revenues

       Cost of revenues comprise principally of telecommunication network expenses, costs of content services and cost of internet equipment sold.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


  (f)  Foreign currency  translation

       The Company considers the United States Dollar ("US$") to be the functional currency of the Company and unless otherwise stated, the respective local currency to be the functional currency of its subsidiaries. The reporting currency of the Company is the US$ and accordingly, all amounts included in the consolidated financial statements have been translated into US$.

       The balance sheets of subsidiaries are translated into US$ using the year end exchange rates. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is reflected as a separate component of shareholders' equity on the consolidated balance sheet.

       The Company conducts business and maintains its accounts for Euroweb Romania in the Romanian Lei ("ROL"). Romania is considered highly inflationary and, therefore the U.S. dollar is used as the functional currency. The Company's financial statements presented in ROL are remeasured into U.S. dollars using the following policies:

  - Monetary assets and liabilities are remeasured into the functional currency using the exchange rate at the balance sheet date.
  - Non-monetary assets and liabilities are remeasured into the functional currency using historical exchange rates.
  - Revenues, expenses, gains and losses are remeasured into the functional currency using the average exchange rate for the period except for revenues and expenses related to non-monetary items that are remeasured using historical exchange rates.

     The net effect of re-measurement from the local currency into the functional currency (US$) is included in the determination of net profit and loss.

     Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.


 (g) Cash and cash equivalents

      Cash and cash equivalents include cash at bank and short-term deposits of less than three months duration.


 (h) Investment in securities

      Investments in marketable debt securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included as a component of other comprehensive income until realized.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


 (i) Investment in affiliate

      Until November 1998, the Company owned 100% of Euroweb Rt., and as such consolidated this entity for reporting purposes. In November 1998, a 51% interest in Euroweb Rt. was sold to Pantel Rt. and the Company retained a minority interest of 49%. As the Company no longer exerts any control over Euroweb Rt., the investment is carried on the equity basis.

      The Company records as income its share of the earnings of Euroweb Hungary Rt., net of goodwill amortization. Dividends are credited against the investment account when declared. The excess of the carrying value of the Company's investment over its equity in the fair value of the underlying net assets (goodwill) of approximately
      $586,000 at the acquisition date is being amortized over three years. The net balance of this goodwill as at December 31, 2000 is $189,532 representing one remaining year's future benefit.


 (j) Property and equipment

      Property and equipment are stated at cost, less accumulated depreciation. Equipment purchased under capital lease is stated at the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of equipment using the straight-line method over the shorter of estimated useful lives of four years or the lease term.

      Recurring maintenance on property and equipment is expensed as incurred.

      When assets are retired or otherwise disposed of, the related costs and accumulated depreciation from the respective accounts and any gain or loss on disposals are included in the results of operations.


 (k) Intangibles

      Intangibles consist of goodwill and customer lists. Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of net assets acquired. Amortization is computed over the estimated future period of benefit (generally five years) on a straight-line basis. The Company assesses recoverability by determining whether the goodwill can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using appropriate discount rates. Conditions which may indicate that an impairment issue exists include a negative economic downturn or a change in the assessment of future operations. No such events are currently expected in Central Europe at the present time. However, the assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

 (k) Intangibles (continued)

      Customer lists were acquired as a result of a purchase of assets and are being amortized over the estimated future period of benefit of five years. The assessment of recoverability and possible impairment are determined in a manner similar to the assessment of goodwill described above. No recoverability or impairment issues have been identified, although the assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved.


 (l) Net loss per share

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings(loss) per share include no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the years ended December 31, 2000 and 1999, which were not included in the computation of diluted net loss per share because they were antidilutive.


 (m) Comprehensive loss

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No.130") which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, and distributions to, owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has chosen to present a Combined
      Statement of Operations and Comprehensive Loss.


 (n) Business segment reporting

      The Company adopted Statement of Financial Accounting Standards No. 131, "isclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management has determined that the Company operates in one industry segment, acting as an Internet service provider to business customers. Substantially all of the Company's revenues are derived from the provision of such services.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

 (o) Income taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities, net of appropriate valuation allowances, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


 (p) Stock-Based compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.


(q) Recent accounting pronouncements

      In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and for Hedging Activities." In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138 ("Statement No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133. "Statement No. 133, as amended, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. It also requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133, as amended on January 1, 2001. The adoption of SFAS No. 133 did not materially impact the Company's financial position or results of operations.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

3.    Cash Concentration

At December 31, 2000, cash and cash equivalents included $3,395,294 on deposit with a U.S. money market fund.

4.    Investment in Securities

On February 15, 2000, the Company purchased a Federal Home Loan Mortgage
Corporation debt security.       The debt security has a
face value of $14,200,000, bears interest at 5.0% (yield to maturity of 6.44%) and was purchased for $ 14, 005,460. The debt security matures on February 15, 2001. An unrealized holding gain of $172,388, being the difference between the cost and the market value as of December 31, 2000, has been recorded as a comprehensive gain.


5.   Acquisitions

During the years ended December 31, 2000 and 1999 the Company, through its subsidiaries, acquired the entities described below, which were accounted for by the purchase method of accounting.

2000 Acquisitions


a) On April 21, 2000, the Company acquired all of the outstanding capital stock of Isternet SR, s.r.o., an Internet service provider in the Slovak Republic, for $1,029,299 in cash. Goodwill arising on this purchase was $945,200. The results of Isternet SR's operations from May 1, 2000 to December 31, 2000 have been included in the accompanying statements of operations and comprehensive loss for 2000.

b) On May 19, 2000, the Company purchased all of the Internet related assets of Sumitkom Rokura, S.R.L. an Internet service provider in Romania, for $1,561,125 in cash. The acquisition has been accounted for as an asset purchase, with a value of $1,150,000 being assigned to customer lists acquired.

c) On May 22, 2000, the Company acquired the remaining 30% of R-Net (the initial 70% being acquired in 1999, see Note 5h below) for $355,810 in cash. Goodwill arising on this purchase was $357,565.

d) On June 14, 2000, the Company acquired all of the outstanding capital stock of Mediator S.A., an Internet service provider in Romania, for a purchase price of $2,835,569. This consisted of $2,040,000 in cash and the assumption of a $ 540,000 liability to the former owner payable in annual installments of $180,000 commencing on June 1, 2001. Goodwill arising on this purchase was $2,455,223. The results of
      Mediator S.A.'s operations from July 1, 2000 to December 31, 2000 have been included in the accompanying statements of operations and comprehensive loss for 2000. Immediately after the purchase, the name was changed to Euroweb Romania S.A.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


e) On August 25, 2000, the Company, through its subsidiary, Luko Czech, acquired all of the outstanding capital stock of Stand s.r.o., an Internet service provider in the Czech Republic, for $280,735 in cash. Goodwill arising on this purchase was $260,063. The results of Stand's operations from September 1, 2000 to December 31, 2000 have been included in the accompanying statements of operations and comprehensive loss for 2000.


1999 Acquisitions

f) On June 11, 1999, the Company acquired all of the participating interests of Luko CzechNet, an ISP in the Czech Republic, for a purchase price of $1,862,154 consisting of 450,000 shares of the Company's common stock and 50,000 options (see Note 18a) valued at $2.00 per share, and the balance paid in cash. Goodwill arising on this purchase was $1,734,996. The results of Luko CzechNet's operations from June 1, 1999 to December 31, 1999 have been included in the accompanying statements of operations and comprehensive loss for 1999, and its entire 2000 results have been included in the accompanying statements of operations and comprehensive loss for 2000.



g) On July 15, 1999, the Company acquired all of the outstanding shares of capital stock of EUnet Slovakia, an ISP in the Slovak Republic, for a purchase price of $813,299 consisting of 237,040 shares of the Company's common stock valued at $1.6875 per share and the balance paid in cash. Goodwill arising on this purchase was $726,213. The results of EUnet Slovakia's operations from August 1, 1999 to December 31, 1999 have been included in the accompanying statements of operations and comprehensive loss for 1999, and its entire 2000 results have been included in the accompanying statements of operations and comprehensive loss for 2000.

h) On July 15, 1999, the Company acquired 70% of the equity of R-Net, a subsidiary of a Slovak internet service provider, for a purchase price of $630,234 consisting of 145,455 shares of the Company's common stock valued at $1.375 per share and the balance paid in cash. Goodwill arising on this purchase was $607,663. The results of R-Net's operations from August 1, 1999 to December 31, 1999 have been included in the accompanying statements of operations and comprehensive loss for 1999, and its entire 2000 results have been included in the accompanying statements of operations and comprehensive loss for 2000.

i) On September 23, 1999 and November 16, 1999 the Company acquired 70% and 30%, respectively, of the outstanding shares of Global Network Services, a.s., an Internet service provider in the Slovak Republic for a purchase price of $1,633,051, consisting of 355,568 shares of the Company's common stock valued at $1.406 per share and the balance paid in cash. Goodwill arising on this purchase was $1,776,532. The results of Global Network Services' operations from October 1, 1999 to December 31, 1999 have been included in the accompanying statements of operations and comprehensive loss for 1999, and its entire 2000 results have been included in the accompanying statements of operations and comprehensive loss for 2000.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

5.  Acquisitions (continued)

The following unaudited pro-forma information presents a summary of consolidated results of operations of the Company and the significant acquisitions described above as if the acquisitions had occurred at January 1, 1999.

------------------- -------------------- -----------------------------
                     December 31, 2000    December 31, 1999
------------------- -------------------- -----------------------------
------------------- -------------------- -----------------------------
Revenues                 5,503,579            5,346,577
------------------- -------------------- -----------------------------
------------------- -------------------- -----------------------------
Net loss                (3,187,169)          (3,584,498)
------------------- -------------------- -----------------------------
------------------- -------------------- -----------------------------
Net loss per share         (.14)                (.42)
------------------- -------------------- -----------------------------



6.  Affiliate, carried on an equity basis

The Company's consolidated statement of operations for the years ended December 31, 2000 and 1999 include the Company's equity interest in the net income of Euroweb Rt. for each period, calculated as follows:

                                              2000                  1999

   Revenues                            $ 4,909,413                  $ 3,091,486

   Gross profit                          2,927,825                    1,606,425

   Net income from operations              798,006                      557,584

   Net income                           $  798,006                  $   557,584

   Company's 49% equity in net income      391,023                      273,216
   Amortization of goodwill related to
   the Company's investment              (189,621)                    (189,621)

   Equity in net income of affiliate     $ 201,402                   $   83,595


Since the functional currency of the affiliate is the Hungarian forint, the Company's net investment in the affiliate has been reduced by its share of the translation loss ($ 72,053) arising upon conversion of the affiliate's financial statements into US dollars. This amount has also been recorded in other comprehensive gain (loss).

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


7. Property and equipment

     Property and equipment as at December 31, 2000 and 1999 were as follows:

                                                2000                1999

     Software                            $ 61,151                  $ 5,016
     Internet equipment                 1,237,619                  412,671
     Vehicles                             335,711                   79,817
     Other                                 64,546                    4,589

       Total                            1,699,027                  502,093
       Less accumulated depreciation     (548,938)                 (90,325)
                                       $1,150,089                $ 411,768

Depreciation charged during 2000 and 1999 was $458,613 and $90,325 respectively.


8. Intangible assets

     Intangible assets as at December 31, 2000 and 1999 consist of the following:

                                         2000                       1999

     Customer lists                   $1,150,000              $         -
     Goodwill                          8,863,455                 4,845,404
       Total                          10,013,455                 4,845,404
       Less accumulated amortization  (1,927,415)                 (402,397)
                                       $8,086,040              $ 4,443,007

Amortization charged during 2000 and 1999 was $1,525,018 and $402,397 respectively. The customer lists were obtained during the course of an asset purchase of a Romanian company (See Note 5-Acquisitions).

9. Leases

The Company is committed under various capital leases, which expire over the next three years. The amount of assets held under capital leases included in property and equipment is as follows:

                                        2000

     Internet equipment                 $ 78,534
     Vehicles                            150,199
       Total                             228,733
       Less accumulated depreciation     (57,233)
                                        $171,500

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


9. Leases (continued)
The following is a schedule of future minimum capital lease payments (with initial or remaining lease terms in excess of one year)as of December 31, 2000:

             2001                                       $ 71,500

             2002                                         58,860

             2003                                         27,042
       Total minimum lease payments                      157,402
       Less interest costs                                36,381
       Present value of future mimimum lease payments    121,021
       Less:   current installments                       49,000
             Non-current portion of lease obligations    $72,021



10.   Acquisition Indebtedness

In connection with the acquisition of Euroweb Romania S.A., the company assumed indebtedness of $ 540,000 from a selling shareholder (see Note 5-Acquisitions). The indebtedness is payable in three yearly installments of $180,000, commencing June 1, 2001. Due to the long-term nature of this financial instrument, this liability has been discounted using an appropriate rate, with the unamortized portion of $45,557 being recorded as non-current assets.


11.  Loan payable

At the date of acquisition in April 2000, Isternet SR, s.r.o. had a a loan from one of its former shareholders amounting to SKK 4,600,000 ($103,734). The loan is repayable by January 2003 and bears interest at a rate of BRIBOR ("Bratislava Inter-Bank Overnight Rate")+ 5%. The loan has been classified as non-current as the Company is not required to repay any portion of the loan in 2001.



12.   Income taxes

      Components of income taxes are as follows:


                          2000                            1999
                  --------------------------    ------------------------------
                 Current   Deferred  Total      Current  Deferred     Total
 Federal            -         -        -          -          -          -
 State and local    -         -        -          -          -          -
 Foreign            -         -        -         14,398      -         14,398
                  -------    ------  -------     ------      ------   -------
 Total               $ -      $ -    $ -        $ 14,398     $  -    $ 14,398
                  =======    ======   =======     ======    ======      =====

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

The difference between the total expected tax expense (benefit)   (using the
statutory rate of 34%) and tax expense for the years ended December 31, 2000 is accounted for as follows:

                                        2000                              1999
                                     ------------------         --------------------------
                                     Amount      %               Amount           %
                                    ---------   --------       --------        ---------
 Computed expected tax
   benefit                           $(939,531)  (34.00)     $(395,823)         (34.00)

 State Taxes Net of Federal Benefit  (164,142)   (5.94)        (69,153)          (5.94)

 Amount Attributable to Foreign
   Operations                         860,051     31.13        193,945           16.66

 Permanent Differences                   673       0.02        (58,712)          (5.04)

 Other                               (21,769)     (0.79)             -              -

 Change in Valuation Allowance        264,718      9.58        344,141           29.56
                                     ---------    ------        --------         -------
 Total benefit                          $ -       0.00%     $   14,398            1.24%
                                     =========    ======        ========         ======



The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2000 and 1999 are as follows:
                                            2000               1999
                                        ----------         ----------
    Deferred Tax Assets:
      Net Operating Loss Carryovers      $2,309,885        $2,065,480
      Capital Loss Carryovers            1,321,392          1,301,079
                                         ----------        ----------
    Gross Tax Assets                     3,631,277          3,366,559
    Valuation Allowance                 (3,631,277)        (3,366,559)
                                          ----------       ----------
    Net Deferred Tax Asset                  $    -             $    -
                                          ==========       ==========
 The Company has incurred net operating losses from inception. Net operating loss carryovers will expire in varying amounts if unused as of the years ended December 31, 2008 - 2020. Capital loss carryovers will expire if unused as of the years ended December 31, 2002 - 2004. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings and capital gains to utilize the available carryovers. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The Company has not assessed the impact of these provisions on the availability of Company loss carryovers.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


13.   Stockholders' equity

On February 11, 2000, the number of shares of common stock that is authorized for issuance by the Company was increased from 20,000,000 to 60,000,000. KPN Telecom B.V. ("KPN"), a Netherlands Limited Liability Company, purchased 10,286,742 shares at $1.58 per share and was granted rights to common shares equal to all other outstanding warrants, options and other securities at $1.38 per share. KPN exercised its option to purchase 1,516,812 shares at $1.38 per share, thereby gaining control of 51% of the Company's common stock, representing voting control of the Company.

On October 24, 2000, KPN exercised its option for 501,512 common shares at $ 1.38 per share, in order to maintain its 51% equity interest in the Company.


14.  Discontinued operations

On March 19, 1993, a wholly-owned Hungarian limited liability company, Teleconstruct Epitesi Kft ("Teleconstruct"), was organized to construct and maintain local telephone exchanges in conjuction with community-sponsored telecom companies in Hungary. The subsidiary had two operating business segments: (1) building and/or renovation of condominium apartments and (2) design, civil engineering, and laying of underground fiber optic cables. The latter segment was discontinued in 1994. The shares of the subsidiary, Teleconstruct, were sold in December 1998 for $1,500,000, resulting in a loss of $50,858 recognized in 1999, and $119,678 recognized in 1998. The sales price has been satisfied by a payment of $500,000 in January 1999 and the issuance of a promissory note for $1,000,000 payable in sixty equal monthly installments, including interest at approximately 7.3% per annum. The note is collateralized by the building. With the sale of Teleconstruct, the Company has exited the construction business and accordingly, the construction operations have been classified as discontinued operations for all periods presented.


15.  Related party transactions

In January 1999, the Company provided a loan to a vice-president comprising $150,000, repayable in monthly installments of $8,000, including interest at 11% per annum. In September 1999, the Company provided an additional loan of $100,000 to the same vice-president. Both loans were rolled into one new loan repayable in monthly installments of $8,000, including interest at 11% per annum. The new loan is collateralized by two apartment units in Budapest, Hungary. The loan will be fully repaid by the end of 2001. Therefore all of the amount outstanding as of December 31, 2000 has been classified under Current Assets.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

16.   Commitments and Contingencies

   (a) Employment Agreements

        Employment agreements with the three officers of the Company provide for aggregate annual compensation of $646,000 through December 31, 2005.

   (b) Legal Proceedings

        In May 1999 a statement of claim was filed against Luko Czech, a wholly owned subsidiary, alleging damages in the amount of approximately $132,000 resulting from the Company's cancellation of a contract with a data network provider. The Company maintains that the contract was properly terminated in accordance with its terms and conditions. The Company has presented documents to the Courts in support of its position, and the outcome at the present time is uncertain.


17.  Stock Option Plan and Employee Options

a) Stock Options

Under the Company's Stock Option Plan (the "Plan"), an aggregate of 670,000 shares of common stock are authorized for issuance. The Plan provides that incentive and nonqualified options may be granted to officers, directors and consultants of the Company for the purpose of providing an incentive to those persons. The Plan may be administered by either the Board of Directors or a committee of three directors appointed by the Board (the "Committee"). The Board or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

Options granted under the Plan are generally exercisable for a period of up to six years from the date of grant. Options terminate upon the optionee's termination of employment or consulting arrangement with the Company, except that, under certain circumstances, an optionee may exercise an option within the three-month period after such termination of employment. An optionee may not transfer any options although an option may be exercised by the personal representative of a deceased optionee within the three-month period following the optionee's death. Incentive options granted to any employee who owns more than 10% of the Company's outstanding common stock immediately before the grant must have an exercise price of not less than 110% of the fair market value of the underlying stock on the date of the grant. Moreover, the exercise term may not exceed five years. The aggregate fair market value of common stock (determined at the date of grant) for which any employee may exercise incentive options in any calendar year may not exceed $100,000. In addition, the Company will not grant a nonqualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.

The total number of options issued and outstanding as of December 31, 2000 pursuant to the Plan is 437,500. A total of 10,000 options were exercised and 67,500 granted in 2000.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999



17.  Stock Option Plan and Employee Options (continued)


(b) Employment Agreement Options

The Company has issued exercisable options pursuant to employment agreements. The total number of options issued and outstanding as of December 31, 2000 pursuant to employment agreements is 1,270,000. A total of 30,000 options were exercised and none were granted in 2000.


(c) Accounting for stock-based options

Stock options and employment agreement options are all considered options which come under the guidelines of stock-based compensation. For options granted to employees at exercise prices equal to the fair market value of the underlying common stock at the date of grant, no compensation cost is recognized.

SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividends paid for all years; expected volatility of 125% (74% in 1999); weighted average risk-free interest rates of 4.61% (5.5% in 1999); and expected lives of 3 years (5 in 1999).


 Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:



                                                  Year ended
                                                  December 31,
                                         2000                    1999
   Net loss:
       As reported                        $(2,758,275)      $(1,223,066)
       Pro forma                           (2,804,310)       (2,854,666)

   Basic and diluted loss per share:
       As reported                    $      (.12)           $    (.14)
       Pro forma                             (.13)                (.31)

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


17.        Stock Option Plan and Employee Options (continued)

Transactions involving options granted under the Plan and Employment Agreements are summarized below:

                                   2000                        1999
                               ---------------------    ---------------------
                                            Weighted                 Weighted
                                             average                  average
                                            exercise                  exercise
                                  Shares       Price    Shares       Price

  Outstanding, January 1,       1,680,000  $1.53        880,000      $1.39
  Granted                          67,500   1.50      1,130,000       1.68
  Exercised                      (40,000)   1.16       (285,000)      1.89
  Cancelled                           -        -        (45,000)      1.54
  Outstanding, December 31,     1,707,500   1.54       1,680,000      1.53
  Exercisable, December 31,     1,707,500   1.54       1,680,000      1.53


 18.  Other Stock Options and Stock Warrants

  (a) Options issued to effect business combination

        On June 11, 1999 the Company issued 50,000 options, at an exercise price of $2.00 per share, exercisable until June 11, 2000 pursuant to acquisition agreements. The Company has estimated the fair value of the options using the Black-Scholes option-pricing model and has recorded this amount as goodwill on the transaction. The options were exercised on June 1, 2000.

  (b)  Stock Warrants

       The following table summarizes information about stock warrants at December 31, 2000:

                                                     Weighted
                                 Number               average
                              outstanding at        remaining
                               December 31,       contractual
    Range of exercise prices    2000                    life
     -----------------------  --------------       -----------
     $ 2.20                      50,000             3.1
     $ 2.00-2.25              1,076,731             1.0


Warrants are generally granted in connection with private placement transactions. During 2000, 1,311,334 warrants were exercised, with no additional warrants being granted.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


19.   Segment disclosures

The Company operates in a single operating segment i.e. the provision of Internet services. The Company's operations involve providing access to the Internet, hosting servers and developing content for web sites. The Company provides services in the Slovak Republic, the Czech Republic and in Romania. Operations are managed and financial performance is evaluated by the Company's chief operating decision maker based on the delivery of Internet services over leased telecommunications networks. Substantially all of the Company's operating assets are located in Central Europe and all of its revenues are generated in Central Europe.

Products and services

The Company groups all of its revenue into one category "Internet and related revenue". This is due to the fact that Access Services, i.e. access to the internet by either a leased line or through a dial up service, accounts for 78% (85% in 1999) of the revenue stream. For the years ended December 31, 2000 and 1999, none of the Company's customers accounted more than 10% of the Company's total revenue.

The following table summarizes financial information by geographic area for the year ending December 31, 2000:

----------------- ------------- --------------- ---------- ------- ------------
                  Slovakia      Czech Republic   Romania   U.S.A.      Total
----------------- ------------- --------------- ---------- ------- ------------
----------------- ------------- --------------- ---------- ------- ------------
Revenues            $2,429,162      $1,107,399   $860,825      $-   $4,397,386
----------------- ------------- --------------- ---------- ------- ------------
----------------- ------------- --------------- ---------- ------- ------------

----------------- ------------- --------------- ---------- ------- ------------
----------------- ------------- --------------- ---------- ------- ------------
Fixed assets(NBV)      762,078         100,739    281,679   5,593    1,150,089
----------------- ------------- --------------- ---------- ------- ------------
----------------- ------------- --------------- ---------- ------- ------------
Intangibles          3,395,695       1,445,644  3,244,701       -    8,086,040
----------------- ------------- --------------- ---------- ------- ------------


20.   Subsequent events

The investment in debt security matured on February 15, 2001 and the Company has purchased similar securities maturing on January 25, 2002, with a face value of $14,650,000. There have been no other material subsequent events since December 31, 2000.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of March 2001.


                       EUROWEB INTERNATIONAL CORP.




                           By /s/Frank R. Cohen
                              Frank R. Cohen
                          Chairman of the Board



           Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:



  SIGNATURE            TITLE                                         DATE

/s/Frank R. Cohen    Chairman of Board, Secretary, Treasurer    March 29, 2001
Frank R. Cohen       (CFO)
                     Director

/s/Robert Genova     President, Chief Executive Officer (CEO)   March 29, 2001
Robert Genova        Director

/s/Csaba Toro        Vice President, International Managing     March 29, 2001
Csaba Toro           Director (COO) of all European Operations
                     Director

/s/Marten Pieters    Director                                   March 29, 2001
Marten Pieters


/s/Rob van Vliet     Director                                   March 29, 2001
Rob van Vliet