Form 10QSB
period 2001-03-31
EUROWEB INTERNATIONAL CORP
filed 2001-05-11
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
     March 31, 2001
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to _______
                    ----------------------------------------

                 Commission file number 1-1200
                                     ------

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

                                 (212) 758-9870
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                        23,612,531
-----------------------------
    (Class)                                 (Outstanding at March 31, 2001)

Transitional Small Business Disclosures Format (Check one): Yes |_|  No |X|
                              --------------------

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX



PART I.  Financial Information

Item 1.  Financial Statements

    Consolidated balance sheets as of March 31, 2001 (unaudited)
       and December 31, 2000 (audited)                                 2

    Consolidated statements of operations and comprehensive loss
       (unaudited) for the three months ended March 31, 2001 and 2000  3

    Consolidated statements of stockholders' equity for the three months ended March 31, 2001 (unaudited) and twelve months ended
      December 31, 2000                                                4

    Consolidated statements of cash flows (unaudited) for the three
       months ended March 31, 2001 and 2000                            5

    Notes to interim (unaudited) Consolidated Financial Statements     6

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations         13


PART II. Other Information                                            16


Signature                                                             19

                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 2001    December 31, 2000
                                                                               --------------    ----------------
                                                                                (Unaudited)
ASSETS
  Current Assets
    Cash and cash equivalents                                                     $ 3,755,434           $ 4,372,783
    Investment in securities                                                       14,071,765            14,177,848
    Trade accounts receivable, net                                                    333,452               414,983
    Current portion of note receivable                                                167,372               164,354
    Loan receivable                                                                    64,867                86,682
    Prepaid and other current assets                                                  312,501               653,349
                                                                                      -------               -------
         Total current assets                                                      18,705,391            19,869,999

  Note receivable, less current portion                                               497,746               540,738
  Investment in affiliate                                                             904,239               939,602
  Property and equipment, net                                                       1,070,422             1,150,089
  Intangibles, net                                                                  7,591,473             8,086,040
  Other non-current assets                                                             38,162                45,557
                                                                                       ------           -----------
       Total assets                                                               $28,807,433           $30,632,025
                                                                                  ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                                           $556,338              $940,332
    Current portion of acquisition indebtedness                                       180,000               180,000
    Other current liabilities                                                         140,548               232,687
    Accrued expenses                                                                  446,361               208,824
    Deferred revenue                                                                  212,093               212,253
                                                                                      -------               -------
       Total current liabilities                                                    1,535,340             1,774,096

   Loan payable                                                                       103,734               103,734
   Acquisition indebtedness, less current portion                                     360,000               360,000
   Non-current portion of lease obligations                                            60,211                72,021

       Total liabilities                                                            2,059,285             2,309,851

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                       -                     -
   Common stock, $.001 par value - Authorized 60,000,000 shares;
   Issued and outstanding  23,612,531 shares                                           24,129                24,129
   Additional paid-in capital                                                      48,227,764            48,227,764
   Accumulated deficit
                                                                                 (20,482,372)           (19,742,020)
   Accumulated other comprehensive losses:                                          (169,888)              (14,011)
   Treasury stock - 591,550 and 195,600 common shares, at cost                      (851,485)             (173,688)
                                                                                   ---------              ---------
      Total stockholders' equity                                                   26,748,148            28,322,174
                                                                                   ----------            ----------

   Commitments and contingencies

      Total liabilities and stockholders' equity                                  $28,807,433           $30,632,025
                                                                                  ===========           ===========



          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                    Three Months Ended March 31,

                                                                          2001             2000
                                                                          ----             ----

Revenues                                                           $  1,258,860    $    750,216
Cost of revenues                                                        638,818         363,172
                                                                   ------------    ------------
   Gross profit                                                         620,042         387,044

Operating expenses
   Compensation and related costs                                       486,143         435,887
   Consulting and professional fees                                     178,249         157,146
   Other selling, general and administrative expenses                   435,691         259,934
   Depreciation and amortization                                        600,708         291,401
                                                                   ------------    ------------
       Total operating expenses                                       1,700,791       1,144,368

Loss from operations                                                 (1,080,749)       (757,324)

   Net interest income                                                  319,145         181,977
   Equity in net income of affiliate                                     21,252          89,697

Loss from operations before income taxes and minority interest         (740,352)       (485,650)
Provision for income taxes                                                 -             26,928

Minority interests in subsidiaries (income) loss                           -             (3,296)
                                                                   ------------    ------------

Net Loss                                                               (740,352)       (509,282)

Other comprehensive (gain) loss                                         155,877          60,891
                                                                   ------------    ------------

Comprehensive loss                                                 $   (896,229)   $   (570,173)
                                                                   ============    ============

Net Loss per share, basic and diluted                                      (.03)           (.03)

Weighted average number of shares outstanding, basic and diluted     23,677,478      17,075,862


















           See accompanying notes to consolidated financial statements
                                       3

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)





                                                                                          Accumulated
                                                             Additional                    Other                      Total
                                    Common Stock              Paid-in     Accumulated     Comprehensive    Treasury   Stockholders'
                                    ---------------
                                    Shares     Amount          Capital     Deficit         Gains(Losses)    Stock      Equity
                                    -------    ------------   -----------  -------------  -------------    ------     -----------

Balances, December 31, 1999          10,497,681   $  10,423   $ 26,915,816   $(16,983,745)  $  (99,402)  $-          $  9,843,092
                                    ===========   =========   ============   ============   ==========   =========   ============
Issuance of shares for cash (net     12,305,066      12,305     18,765,415           --           --          --       18,777,720
of placement costs of $260,620)
Exercise of stock warrants            1,311,334       1,311      2,404,123           --           --          --        2,405,434
Exercise of stock options                90,000          90        142,410           --           --          --          142,500
Foreign currency translation loss          --          --             --             --        (86,997)       --          (86,997)
Unrealized gain on securities              --          --             --             --        172,388        --          172,388
available for sale
Net loss for the period                    --          --             --       (2,758,275)        --          --       (2,758,275)
Treasury stock                         (195,600)       --             --             --           --      (173,688)      (173,688)
                                    -----------   ---------   ------------   ------------   ----------   ---------   ------------
Balances, December 31, 2000          24,008,481   $  24,129   $ 48,227,764   $(19,742,020)  $  (14,011)  $(173,688)  $ 28,322,174
                                    ===========   =========   ============   ============   ==========   =========   ============

Foreign currency translation loss          --          --             --             --        (53,048)       --          (53,048)
Unrealized gain on securities              --          --             --             --         69,559        --           69,559
available for sale
Reclassification adjustment for gain       --          --             --             --       (172,388)       --         (172,388)
included currently in net income
Net loss for the period                    --          --             --         (740,352)        --          --         (740,352)
Treasury stock                         (395,950)       --             --             --           --     (677,797)       (677,797)
                                     ----------   ---------   ------------   ------------   ----------   ---------   ------------
Balances, March 31, 2001             23,612,531   $  24,129   $ 48,227,764   $(20,482,372)  $ (169,888)  $(851,485)  $ 26,748,148
                                    ===========   =========   ============   ============   ==========   =========   ============























           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
---------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                              March 31,

                                                                                       2001              2000
                                                                                       ----

Cash flows from operating activities:
   Net loss                                                                     $   (740,352)  $   (509,282)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                     600,708        291,401
   Amortization of discount on acquisition indebtedness                                7,395           --
   Equity in net income of affiliate                                                 (21,252)       (89,697)
   Foreign currency loss                                                              56,615          4,004
   Realized gain on sale of securities                                               194,540           --
   Minority interests                                                                   --           (3,296)
Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                                81,531        (94,022)
   Prepaid and other assets                                                          340,848          7,482
   Accounts payable and accrued expenses                                            (238,596)        36,743
   Deferred revenue                                                                     (160)       (34,398)
                                                                                ------------   ------------
Net cash used in operating activities                                               (107,803)      (391,065)
                                                                                ------------   ------------


Cash flows from investing activities:
   Certificates of deposit purchased                                                    --        1,052,779
   Investment in securities                                                      (14,002,006)   (14,004,750)
   Maturity of securities                                                         14,200,000           --
   Prepaid investment in pending acquisitions                                           --         (794,115)
   Repayments of notes receivable                                                     39,974         37,168
   Repayments of loan receivable                                                      21,815         19,552
   Acquisition of property and equipment, intangibles                                (26,474)      (132,858)
                                                                                ------------   ------------
           Net cash provided by/used in investing activities                         233,109    (13,822,224)


Cash flows from financing activities:
   Payments to acquire treasury stock                                               (677,797)          --
   Principal payments under capital lease obligations                                (11,810)          --
   Repayment of loan payable                                                            --          (20,372)
   Proceeds from issuance of common stock                                               --       20,036,349
                                                                                ------------   ------------
          Net cash provided by/used in financing activities                         (689,607)    20,015,977
                                                                                ------------   ------------

Effect of foreign exchange rate changes on cash                                      (53,048)       (26,438)
                                                                                ------------   ------------


Net increase (decrease) in cash and cash equivalents                                (617,349)     5,776,250
Cash and cash equivalents, beginning of period                                     4,372,783      2,815,071
                                                                                ------------   ------------
Cash and cash equivalents, end of period                                        $  3,755,434   $  8,591,321
                                                                                ============   ============






          See accompanying notes to consolidated financial statements.
                                       5

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


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


2.  Summary of Significant Accounting Policies

(a)        Basis of Presentation

           The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

      (c) Use of estimates

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

                          Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements



      (d)  Revenue recognition

           Revenues from monthly Internet services are recognized in the month in which the services are provided.

      (e) Cost of revenues

           Cost of revenues comprise principally of telecommunication network expenses, and costs of content services.


      (f) Cash and cash equivalents

           Cash and cash equivalents include cash at bank and short-term deposits of less than three months duration.

                          Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

      (g) Investment in securities

           Investments in marketable debt securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included as a component of other comprehensive income until realized.

      (h) Investment in affiliate

           The Company records as income its share of the earnings of Euroweb Hungary Rt.(a 49% held associate) net of goodwill amortization. Dividends are credited against the investment account when declared. The excess of the carrying value of the Company's investment over its equity in the fair value of the underlying net assets (goodwill) of approximately $586,000 at the acquisition date is being amortized over three years.

      (i) Property and equipment

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

      (j) Intangibles

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

                          Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


      (j) Intangibles (continued)

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

      (k) Net loss per share

           The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings(loss) per share include no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the quarters ended March 31, 2001 and 2000, which were not included in the computation of diluted net loss per share because they were antidilutive.

      (l) Comprehensive loss

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

      (m) Business segment reporting

          The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management has determined that the Company operates in one industry segment, acting as an Internet service provider to business customers. Substantially all of the Company's revenues are derived from the provision of such services.

                          Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements




     (n) Recent accounting pronouncements

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


3.    Cash Concentration

At March 31, 2001, cash and cash equivalents included $3,191,125 on deposit with a U.S. money market fund or major money center bank.

4.    Investment in Securities

On February 15, 2001, the Company purchased a discount note of Federal National Mortgage Assn. The note has a face value of $14,650,000, bears approximately 5,5% yield to maturity and was purchased for $ 14,002,206. The note matures on January 25, 2002. An unrealized holding gain of $69,559, being the difference between the cost and the market value as of March 31, 2001, has been recorded as a comprehensive gain.

                          Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

5.   Acquisitions

During the year ended December 31, 2000 the Company, through its subsidiaries, acquired the entities described below, which were accounted for by the purchase method of accounting. There were no new acquisitions in 2001.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


6.  Affiliate, carried on an equity basis

The Company's consolidated statement of operations for the quarter ended March 31, 2001 and 2000 include the Company's equity interest in the net income of Euroweb Rt. for each period, calculated as follows:

                                        2001                  2000
                                        ----                  ----

  Revenues                              $ 1,215,180          $ 1,084,237

  Gross profit                              806,579              611,172

  Net income from operations                140,117              279,801

  Net income                             $  140,117           $  279,801
                                            =======             ========

  Company's 49% equity in net income         68,657              137,102
  Amortization of goodwill related to
  the Company's investment                  (47,405)             (47,405)
                                            --------             --------

  Equity in net income of affiliate       $  21,252            $  89,697
                                          =========            ==========

Since the functional currency of the affiliate is the Hungarian forint, the Company's net investment in the affiliate has been reduced by its share of the translation loss ($56,615) arising upon conversion of the affiliate's financial statements into US dollars. This amount has also been recorded in other comprehensive gain (loss).

7.    Stockholders' Equity

During the first quarter of 2001, the Company did not grant any options or warrants, nor were any exercised.

8.    Commitments and Contingencies

      (a) Employment Agreements

Employment agreements with the three officers of the Company provide for aggregate annual compensation of $646,000 through December 31, 2005.

      (b) Legal Proceedings

In May 1999 a statement of claim was filed against Euroweb Czech Republic, a wholly owned subsidiary, alleging damages in the amount of approximately $132,000 resulting from the Company's cancellation of a contract with a data network provider. The Company claims that the contract was terminated in accordance with its terms and conditions. A hearing was held on March 12, 2001 and the Company is awaiting the result.

9.    Segment Disclosures

The Company operates in a single industry segment i.e. the provision of Internet services. The Company's operations involve providing access to the Internet, hosting servers and developing content for web sites. The Company provides its services in the Czech Republic, the Slovak Republic and in Romania. Operations are managed and financial performance is evaluated by the Company's chief operating decision maker based on the delivery of Internet services over leased telecommunications networks. Substantially all of the Company's operating assets are located in Central Europe and all of its revenues are generated in Central Europe.
                                       12

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


           Results of Operations

           Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

     The impact of the above mentioned acquisitions has been the exclusive reason for the increase in revenues and related costs in the first quarter of 2001, as compared with the comparable period in the prior year. The Romanian acquisitions occurred in the second half of 2000, and consequently, the results of operations of these acquisitions were only included from July 1, 2000, and thus are not reflected in the first quarter 2000 figures.

           Revenues

A significant portion of the Company's revenues is derived from providing access to the internet by way of leased lines. Customers are billed in advance and revenue is recognized as it is earned.

Total revenues from Internet activities for the three quarter ended March 31, 2001 were $1,258,860 in comparison with $750,216 for the three quarter ended March 31, 2000. The increase in revenues of $508,644 was due primarily to the effect of additional acquisitions in Romania in 2000.

           Cost of revenues

Cost of revenues comprise mostly telecommunication network expenses which are related to the provision of access facilities to customers.

Network costs were $638,818 in 2001 in comparison to $363,172 in 2000. The increase in cost of revenues is also due to the effect of last year acquisitions. There were no significant pricing policy changes within the Company during the first quarter of 2001.

           Operating expenses (excluding depreciation and amortization)

The increase in operating expenses from $1,100,083 to $852,967 is also due to the acquisitions in Romania as well as the fact that most of the acquisitions were made into small owner-managed companies which were not paying competitive salaries. Since the acquisitions, the Company has increased the salaries and benefits of the acquired employees in Romania to that of the market (sometimes translating into a two-three fold increase).

           Depreciation and amortization

Amortization of goodwill and intangibles accounts for over 83% of depreciation & amortization. The goodwill amortization in 2000 was significantly lower due to the fact that the Romanian acquisition was completed at the end of June 2000.

           Net interest income

Net interest income has increased by 175% from $181,977 in 2000 to $319,145 in 2001 mainly due to the fact that USD 16 million was injected into the Company in mid-February 2000 by KPN Telecom B.V. upon the purchase of common shares of the Company. Therefore, in the first quarter of 2000, interest was earned for a period of less than one and a half months, while in the first quarter of 2000, interest was earned for the entire three months.

           Equity interest in affiliate

The significant decrease in the equity in the net income of affiliate is the result of loss making activities of subsidiaries of Euroweb Rt. which were acquired during 2000.

           Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities were approximately $17,827,199 as of March 31, 2000, a decrease of $726,432 from the end of 2000.

The Company has $17,827,199 of cash, cash equivalents and marketable securities compared to $ 2,059,285 total short and long term liabilities. Management believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months. The Company plans to make future acquisitions of Internet service providers in Central and Eastern Europe. The excess cash on hand is to be used to finance such future acquisitions.

           Inflation and Foreign Currency

The Company maintains its books in local currencies, the Hungarian forint for Euroweb Rt., Czech koruna for Euroweb Czech Republic and the Slovak koruna for Euroweb Slovakia. However, given the hyper-inflationary situation in Romania, the U.S. dollar is used as the functional currency.


Due to strengthening of the US dollar on international currency markets during the quarter, the local currencies/U.S. dollar exchange rate in these countries increased, which represented an effective devaluation of approximately 11% between the applied exchange rate in the first quarter of 2001 and 2000.

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

                                     PART II

Item 1.    Legal Proceedings

                     In May 1999, a statement of claim was filed against Euroweb Czech Republic; one of the Company's wholly owned subsidiaries in the Czech Republic. The claim involves alleged damages in the amount of approximately $132,000 resulting from the Company's cancellation of a contract with a data network provider. The Company claims that the contract was terminated in accordance with its terms and conditions, and has presented documents in support of its position. A hearing was held on March 12, 2001 and the Company is awaiting the result.

                     The Company is not a party to any other material legal proceedings as of the date of this report.

Item 2.    Changes in Securities

                     None

ITEM 3.    Submission of Matters to a Vote of Security Holders

                     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2000.

ITEM 4.    OTHER INFORMATION
                     None

ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits (numbers below reference Regulation S-B, Item 601)
    (2) Subscription Agreement and Option Agreement with KPN(23)
    (3) (a)  Certificate of Incorporation filed November 9, 1992(1)
        (b)  Amendment to Certificate of Incorporation filed July 9, 19972
(c) By-laws(2)
    (4) (a)  Form of Common Stock Certificate(2)
        (b)  Form of Underwriters' Warrants to be sold to Underwriters(2)
        (c) Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing(2)
        (d) Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S3 (e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D(4)
    (10)(a)Consulting agreement between Registrant and Klenner Securities Ltd(2)
        (b) Consulting agreement between Registrant and Robert Genova(2)
        (c) Consulting agreement between Registrant and Laszlo Modransky(2)
        (d) 1993 Incentive Stock Option Plan(2)
        (e) Sharing agreement for space and facilities between
        Registrant and Hungarian Telephone and Cable Corp.(2)
        (f) Articles of Association (in English) of Teleconstruct
         Building Corp. (2)
        (g) Articles of Association (in English)of Termolang Engineer and Construction Ltd. (2)
        (h) Letter of intent between Teleconstruct Building Corp. and
         Pilistav(2)
        (i) Employment agreement between Registrant and Robert Genova and termination agreement dated February 5, 1997 4
        (j) Employment agreement between Registrant and Peter E. Klenner(2) and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A as amended(4)
        (k) Employment agreement between Registrant and Frank R. Cohen(2) and modification of employment agreement(4)
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
        (s) Employment Agreement between Registrant and Imre Kovats(4)
        (t) Employment Agreement between Registrant and Csaba Toro(4)
        (u) Promissory Note from Registrant to HBC(4)
        (v) Communication Services Agreement between Registrant and MCI Global Resources, Inc.5
        (w) Lease and Option Agreement for Building B as of April 1, 1998 with Hafisa Kft.6
        (x) License Agreement between Gric Communications, Inc. and EuroWeb International Corp.(5)
        (y) Consulting Agreement between Registrant and Eurus Capital Corporation and Rescission Agreement 7
        (y)(i)Agreement rescinding Option Agreement with Eurus Capital Corporation 8

        (z) Financial Consulting Agreement between Registrant and J.W. Barclay & Co., Inc.9
        (aa)Mergers and Acquisitions Agreement between Registrant and J.W. Barclay10
        (bb)Placement Agreement between Registrant and J.P. Carey, Inc. and form of Placement Agent Warrants issued in connection with private placement financing 11
        (cc)Private Placement Agreement between Registrant and Peter E.
        Klenner 12
        (dd)Employment Agreement between Registrant and Csaba Toro 13
        (ee)Employment Agreement between Registrant and Robert Genova 14
        (ff)Employment Agreement between Registrant and Frank R. Cohen 15
        (gg)Placement Agreement between Registrant and JP Carey Securities Inc. and Warrant Agreement in connection with private placement financing 16
        (hh)Private Placement Agreement between Registrant and M&A Management17
        (ii)Form of Subscription Agreement in connection with private offering of common stock and Warrants pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933 18
        (jj)Acquisition Agreement between Registrant and Luko Czech Net, 5.1.0. dated June 11, 1999 19

        (kk)Acquisition Agreement between Registrant and Slavia Capital, O.C.P., a.s. dated July 2, 1999 20
        (ll)Acquisition Agreement between Registrant and Eunet Slovakia s.r.o. dated July 14, 1999 21
        (mm)Acquisition Agreement between Registrant and shareholders of Dodo, s.r.o. dated August 5, 1999 22
        (nn)Acquisition Agreement between Registrant and shareholders of Mediator S.A. dated May 17, 200027 and Amendment thereto on August
        28, 2000 28.

    (16)(a) Letter on Change in Certifying Accountant23
        (b) Letter by Former Accountant Agreeing with Company's Statements.(24)
    (22)(a) Proxy Statement for Special Meeting of Stockholders.24
        (b) Press Release on Adjournment of Special Meeting.25
        (c) Press Release on Results of Vote.26

--------
1 Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended) 2 Filed with Form 10-QSB for quarter ended June 30, 1998.
3 Filed with Form 8-K as of February 17, 1994
4 Filed with Form 10-KSB for year ended December 31, 1996
5 Filed with Form 10-QSB for quarter ended September 30, 1997.
6 Filed with Form 10KSB for year ended December 31, 1997.
7 Filed with Amendment No. 1 to Registration Statement 333-52841
8 Filed with Amendment No. 2 to Registration Statement 333-52841

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 14th day of May 2001.


                           EUROWEB INTERNATIONAL CORP.




                              By /s/Frank R. Cohen
                              ---------------------
                                 Frank R. Cohen
                             Chief Financial Officer