Form 10QSB
period 2001-06-30
EUROWEB INTERNATIONAL CORP
filed 2001-08-06
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
    June 30, 2001
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from       to ________________
    ------------------------------- ----------------------------------------
                          Commission file number 1-1200
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

                                 (212) 758-9870
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                 23,484,841
-----------------------------
              (Class)                  (Outstanding at June 30, 2001)

Transitional Small Business Disclosures Format (Check one): Yes[_]  No [X]
                            ------------------------

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX



PART I.  Financial Information

Item 1.  Financial Statements

    Consolidated balance sheets as of June 30, 2001 (unaudited)
       and December 31, 2000 (audited)                                        2

    Consolidated statements of operations and comprehensive loss
        (unaudited) for the three months ended June 30, 2001 and 2000 and
        six months ended June 30, 2001 and 2000                               3

    Consolidated statements of stockholders' equity for the six months ended
        June 30, 2001 (unaudited) and twelve months ended December 31, 2000   4

    Consolidated statements of cash flows (unaudited) for the six months
        ended June 30, 2001 and 2000                                          5

    Notes to interim (unaudited) Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       14


PART II. Other Information                                                   17


Signature                                                                    19

                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2001               December 31, 2000
                                                                              --------------               -----------------
                                                                               (Unaudited)
ASSETS
  Current Assets
    Cash and cash equivalents                                                     $ 2,533,458                      $ 4,372,783
    Investment in securities                                                       14,272,176                       14,177,848
    Trade accounts receivable, net                                                    498,891                          414,983
    Current portion of note receivable                                                170,445                          164,354
    Loan receivable                                                                    42,447                           86,682
    Prepaid and other current assets                                                  352,592                          653,349
                                                                                   ----------                          -------
         Total current assets                                                      17,870,009                       19,869,999

  Note receivable, less current portion                                               453,965                          540,738
  Investment in affiliate                                                             881,200                          939,602
  Property and equipment, net                                                       1,074,170                        1,150,089
  Intangibles, net                                                                  7,073,567                        8,086,040
  Other non-current assets                                                             30,764                           45,557
                                                                                   ----------                       ----------
       Total assets                                                               $27,383,675                      $30,632,025
                                                                                  ===========                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                                           $351,550                         $940,332
    Current portion of acquisition indebtedness                                       180,000                          180,000
    Other current liabilities                                                         271,869                          232,687
    Accrued expenses                                                                  317,359                          208,824
    Deferred revenue                                                                  183,388                          212,253
                                                                                      -------                          -------
       Total current liabilities                                                    1,304,166                        1,774,096

   Loan payable                                                                       103,734                          103,734
   Acquisition indebtedness, less current portion                                     180,000                          360,000
   Non-current portion of lease obligations                                            59,058                           72,021

       Total liabilities                                                            1,646,958                        2,309,851

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                       -                                -
   Common stock, $.001 par value - Authorized 60,000,000 shares;
   Issued and outstanding 23,484,841 shares                                            24,129                           24,129
   Additional paid-in capital                                                      48,227,764                       48,227,764
   Accumulated deficit                                                           (21,362,636)                     (19,742,020)
   Accumulated other comprehensive losses:                                          (173,727)                         (14,011)
   Treasury stock - 719,240 and 195,600 common shares, at cost                      (978,813)                        (173,688)
                                                                                    ---------                        ---------
      Total stockholders' equity                                                   25,736,717                       28,322,174
                                                                                   ----------                       ----------

   Commitments and contingencies

      Total liabilities and stockholders' equity                                  $27,383,675                      $30,632,025
                                                                                  ===========                      ===========

          See accompanying notes to consolidated financial statements.
                                        2

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                   Three months ended               Six months ended
                                                                   ------------------               ----------------
                                                                        June 30                             June 30
                                                                        -------                             -------
                                                                     2001          2000                  2001           2000
                                                                     ----          ----                  ----           ----

Revenues                                                      $ 1,555,147         $ 899,823       $ 2,814,007         $ 1,650,039
Cost of revenues                                                  889,474           354,799         1,528,292             717,971
                                                                  -------           -------         ---------             -------
   Gross profit                                                   665,673           545,024         1,285,715             932,068

Operating expenses
   Compensation and related costs                                 480,845           377,957           966,988             813,844
   Consulting and professional fees                               211,036           131,904           389,285             289,050
   Other selling, general and administrative expenses             389,792           269,971           825,483             529,905
   Depreciation and amortization                                  665,771           392,631         1,266,479             684,032

                                                                  ----------       ---------        ----------           ---------
       Total operating expenses                                  1,747,444         1,172,463         3,448,235          2,316,831

Loss from operations                                            (1,081,771)         (627,439)       (2,162,520)        (1,384,763)

   Net interest income                                             273,516           271,883         592,661              453,860

   Equity in loss (income) of affiliate                             72,009             8,276          50,757              (81,421)


Loss from operations before income taxes and minority interest    (880,264)         (363,832)       (1,620,616)          (849,482)

Provision for income taxes                                             -               14,469             -                41,397


Minority interests in subsidiaries (income) loss                     -              (1,794)              -                 (5,050)
                                                                     --             -------              --               -------

Net Loss                                                          (880,264)         (376,507)        (1,620,616)         (885,829)

Other comprehensive (gain) loss                                      3,839           (16,280)           159,716            44,611
                                                                  ---------          ---------          -------           -------


Comprehensive loss                                               $ (884,103)       $(360,227)       $(1,780,332)        $(930,440)
                                                                 ===========       ==========       ============         =========

Net Loss per share, basic and diluted                                 (.04)            (.02)             (.07)            (.04)

Weighted average number of shares outstanding, basic and diluted  23,539,366       23,305,878        23,608,018          20,157,361







           See accompanying notes to consolidated financial statements
                                       3

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                      Accumulated
                                                         Additional                    Other                      Total
                                    Common Stock          Paid-in     Accumulated     Comprehensive    Treasury   Stockholders'
                                    ---------------
                                    Shares     Amount      Capital     Deficit         Gains(Losses)    Stock      Equity
                                    -------    ---------  -----------  -------------  -------------    ------     -----------


Balances, December 31, 1999          10,497,681  $10,423   $26,915,816  $(16,983,745)  $(99,402)       $-          $9,843,092
                                     ==========  =======   ===========  ============   ========        ====        ==========
Issuance of shares for cash (net of  12,305,066   12,305    18,765,415         -         -               -        18,777,720
placement costs of $260,620)
Exercise of stock warrants            1,311,334    1,311     2,404,123         -         -               -         2,405,434
Exercise of stock options                90,000       90       142,410                                               142,500
Foreign currency translation loss             -        -             -         -       (86,997)          -           (86,997)
Unrealized gain on securities                 -        -             -         -        172,388          -           172,388
available for sale
Net loss for the period                       -        -             -    (2,758,275)    -               -        (2,758,275)
Treasury stock                        (195,600)        -             -         -         -            (173,688)     (173,688)
                                      --------- ---------  -----------  -------------  -----------   ---------   ------------
Balances, December 31, 2000          24,008,481  $24,129   $48,227,764  $(19,742,020)  $(14,011)    $(173,688)    $28,322,174
                                     ==========  =======   ===========  ============   =========    ==========    ===========

Foreign currency translation loss       -            -             -           -        (6,522)          -            (6,522)
Unrealized gain on securities           -            -             -           -        19,194           -            19,194
available for sale
Reclassification adjustment for gain    -            -             -           -       (172,388)         -          (172,388)
included currently in net income
Net loss for the period                 -            -             -    (1,620,616)      -               -        (1,620,616)
Treasury stock                       (523,640)       -             -           -         -           (805,125)      (805,125)
                                     ---------  --------  -----------  -------------  -----------  -----------   -----------

Balances, June 30, 2001              23,484,841 $24,129  $48,227,764   $(21,362,636) $(173,727)     $(978,813)   $25,736,717
                                     ========== =======  ===========   ============  ==========     ==========   ===========









           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-----------------------------------------------------------------------------

                                                                                              Six Months Ended
                                                                                                  June 30,

                                                                                       2001           2000
                                                                                       ----          ------

Cash flows from operating activities:
   Net loss                                                                       $(1,620,616)    $(885,829)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                    1,266,479       684,032
   Amortization of discount on acquisition indebtedness                                14,793             -
   Equity in loss (income) of affiliate                                                50,757       (81,421)
   Foreign currency loss                                                               10,893         4,532
   Realized gain on sale of securities                                              (194,540)             -
   Unrealized interest income on securities                                         (250,777)             -
   Minority interests                                                                       -        (5,050)
Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                               (83,908)        48,513
   Prepaid and other assets                                                           300,757      (182,996)
   Accounts payable and accrued expenses                                            (441,065)      (379,104)
   Deferred revenue                                                                  (28,865)        24,659
                                                                                    ---------      ----------

           Net cash used in operating activities                                    (976,092)      (772,664)
                                                                                      -------     ----------


Cash flows from investing activities:
   Certificates of deposit purchased                                                        -      1,052,779
   Investment in securities                                                      (14,002,206)    (14,005,460)
   Maturity of securities                                                          14,200,000              -
   Prepaid investment in pending acquisitions                                               -     (3,677,882)
   Payment of acquisition indebtedness                                              (180,000)              -
   Repayments of notes receivable                                                      80,682         75,019
   Repayments of loan receivable                                                       44,235         39,647
   Acquisition of Internet companies net of cash acquired                                  -      (1,373,690)
   Acquisition of property and equipment, intangibles                              (178,087)        (330,058)
                                                                                  ----------       ---------
           Net cash used in investing activities                                    (35,376)     (18,219,645)
                                                                                  ----------     ------------


Cash flows from financing activities:
   Payments to acquire treasury stock                                              (805,125)              -
   Principal payments under capital lease obligations                               (12,963)              -
   Repayment of loan payable                                                               -        (85,813)
   Proceeds from issuance of common stock                                                  -     20,183,568
                                                                                  ----------   ------------
          Net cash provided by/used in financing activities                        (818,088)     20,097,755
                                                                                  -----------   -----------

Effect of foreign exchange rate changes on cash                                      (9,769)       (27,843)
                                                                                    --------      ---------


Net increase (decrease) in cash and cash equivalents                              (1,839,325)     1,077,603
Cash and cash equivalents, beginning of period                                     4,372,783      2,815,071
                                                                                   ---------      ---------
Cash and cash equivalents, end of period                                           $2,533,458     3,892,674
                                                                                   ==========     ==========




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


2.  Summary of Significant Accounting Policies

(a)        Basis of Presentation

           The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements




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

      (k) Net loss per share

           The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings(loss) per share include no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the quarters ended June 30, 2001 and 2000, which were not included in the computation of diluted net loss per share because they were antidilutive.


3.    Cash Concentration

At June 30, 2001, cash and cash equivalents included $2,106,270 on deposit with a U.S. money market fund or major money center bank.


4.    Investment in Securities

On February 15, 2001, the Company purchased a discount note of Federal National Mortgage Assn. The note has a face value of $14,650,000, and was purchased for $ 14,002,206. The note matures on January 25, 2002. Of the $269,971 difference between the market value as of June 30, 2001 and the purchase price, $250,777 is recorded as interest income on securities calculated with an effective interest rate of 4,5%, while the remaining $ 19,194 has been recorded as a comprehensive gain.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

5.         Affiliate, carried on an equity basis

The Company's consolidated statement of operations for the six months ended June 30, 2001 and 2000 include the Company's equity interest in the net income of Euroweb Rt. for each period, calculated as follows:
                                      2001(six months)         2000(six months)
                                      ----------------         ----------------

 Revenues                            $ 2,317,760                $ 2,333,580

 Gross profit                          1,552,985                  1,278,925

 Net income from operations               89,905                    359,655

 Net income                           $   89,905                $   359,655
                                          ======                    =======

 Company's 49% equity in net income       44,053                     176,231

 Amortization of goodwill related to
 the Company's investment               (94,810)                    (94,810)
                                        --------                    ----------

 Equity in net income of affiliate    $ (50,757)                 $   81,421
                                     ===========                   =========

Since the functional currency of the affiliate is the Hungarian forint, the Company's net investment in the affiliate has been reduced by its share of the translation loss ($7,645) arising upon conversion of the affiliate's financial statements into US dollars. This amount has also been recorded in other comprehensive gain (loss).

6.         Stockholders' Equity

During the first half of 2001, the Company did not grant any options or warrants, nor were any exercised.

      7.   Commitments and Contingencies

(a)        Employment Agreements

Employment agreements with the three officers of the Company provide for aggregate annual compensation of $646,000 through December 31, 2005.

      8.   Related Party Transactions

In 2001, the Company's subsidiary in Romania launched a service which includes the provision of international IP and international leased line services. This service is being provided in conjunction with Pantel Telecommunication Rt., an entity which is majority owned and controlled by the KPN Group (which also owns a majority interest in the Company). In the first half of 2001, approximately 45% of the total revenue of Euroweb Romania was from Pantel Telecommunication Rt., representing approximately 15% of the total consolidated revenue of the Company. The gross margin derived from this service is approximately 12%.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


           Operations

The Company is an Internet Service Provider, which provides access to the Internet for principally business customers and also maintains computers known as "servers," which store, and allow for access to, Web sites, and develops content, including graphics and database for Web sites. In Romania, new services were launched in the second quarter of 2001 including international IP and international leased line services. The Company operates through three wholly owned subsidiaries, one located in the Czech Republic, one located in Slovakia, and the third located in Romania. These subsidiaries are known as Euroweb Czech Republic, Euroweb Slovakia, and Euroweb Romania, respectively.

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

           Results of Operations

           Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

The impact of the above mentioned acquisitions has been almost the exclusive reason for the increase in revenues and related costs in the first half of 2001, as compared with the comparable period in the prior year. The Romanian acquisitions occurred in the second half of 2000, and consequently, the results of operations of these acquisitions were only included from July 1, 2000, and thus are not reflected in the first half 2000 figures.

           Revenues

A significant portion of the Company's revenues is derived from providing access to the internet by way of leased lines. Customers are billed in advance and revenue is recognized as it is earned.

Total revenues from Internet activities for the six months ended June 30, 2001 were $2,814,007 in comparison with $1,650,039 for the six month ended June 30, 2000. The increase in revenues of $1,163,968 was due primarily to the effect of additional acquisitions and the introduction of new services in Romania.

From the second quarter of 2001, Euroweb Romania and Pantel Telecommunication Rt. (a company also controlled by the majority owner of Euroweb International Corp.) launched new services in Romania generating significant additional revenue. In the first half of 2001, approximately 45% of the total revenue of Euroweb Romania is invoiced towards Pantel, which represents approximately 15% of the total consolidated revenue of Euroweb International Corporation.

           Cost of revenues

Cost of revenues comprise mostly telecommunication network expenses which are related to the provision of access facilities to customers.

Network costs were $1,528,292 in 2001 in comparison to $717,971 in 2000. The increase in cost of revenues is also due to the effect of last year's acquisitions. There were no significant pricing policy changes within the Company during the first half of 2001, however the new services in Romania have significantly less margin than traditional ISP activity resulting in a smaller gross profit ratio when compared to previous years.

           Operating expenses (excluding depreciation and amortization)

The increase in operating expenses from $1,632,799 to $2,181,756 is also due to the acquisitions in Romania as well as the fact that most of the acquisitions were made into small owner-managed companies which were not paying competitive salaries. Since the acquisitions, the Company has increased the salaries and benefits of the acquired employees in Romania to that of the market (sometimes translating into a two-three fold increase).

           Depreciation and amortization

Amortization of goodwill and intangibles accounts for over 80% of depreciation & amortization. The goodwill amortization in 2000 was significantly lower due to the fact that the Romanian acquisition was completed at the end of June 2000.

           Net interest income

Net interest income of $273,516 in the second quarter of 2001 is comparable to net interest income of $271,883 in the second quarter of 2000.

           Equity interest in affiliate

The significant decrease in the equity in the net income of affiliate is the result of loss making activities of subsidiaries of Euroweb Rt. which were acquired during 2000.

           Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities were approximately $16,805,634 as of June 30, 2001, a decrease of $1,744,997 from the end of 2000.

The Company has $16,805,634 of cash, cash equivalents and marketable securities compared to $ 1,646,958 total short and long term liabilities. Management believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months. The Company plans to make future acquisitions of Internet service providers in Central and Eastern Europe. The excess cash on hand is to be used to finance such future acquisitions.

The Royal Dutch Telecom (NY Stock Exchange: KPN) owns 52% of the outstanding shares of Common Stock of the Company. KPN has announced that it intends to sell all of its non-core assets, including its ownership of 52% of the outstanding shares of the Company. KPN has distributed to interested buyers a Business Plan on the Company, has made available all the documents relating to the Company, and arranged for meetings of Management of the Company with prospective suitors. Three European telecoms have indicated to KPN that they desire to bid for these shares. These final bids must be received by KPN prior to September 17, 2001.

On July 6, 2001, the Company received written notice from The Nasdaq Small Cap National Market ("Nasdaq") that the Company's common stock has failed to maintain a minimum price bid of $1.00 over the last 30 consecutive trading days as required by Marketplace Rule 4310 (c) (4). The Company has been provided 90 calendar days, or until October 4, 2001, to regain compliance with this Rule. If at any time before October 4, 2001, the bid price of the Company's common stock is at least $1.00 for 10 consecutive trading days, the Company will have achieved compliance with Nasdaq requirements. If the Company is unable to demonstrate compliance on or before October 4, 2001, Nasdaq will provide the Company with written notification that its securities will be delisted from the Nasdaq. At that time, the Company may appeal Nasdaq's decision to a Nasdaq Listing Qualifications Panel. When and if the Company receives a delisting notification of its failure to meet the $1.00 minimum bid price requirement, we will request a hearing with Nasdaq to discuss our ability to achieve compliance with minimum price standards. There can be no assurance that Nasdaq will grant the Company an exception to its listing requirements. If a Nasdaq Listing Qualifications Panel denies our appeal, we intend to then move to the Over The Counter Bulletin Board or another quotation system or exchange on which we could qualify.

On July 31, 2001, the Company's Board of Directors approved a one-for-five reverse stock split of the Company's common stock, subject to approval by the Company's stockholders. A Special Meeting of Shareholders has been scheduled to be held on August 30, 2001 for the purpose of voting on the reverse stock split. The Royal Dutch Telecom (NY Stock Exchange: KPN) which owns 52% of the issued and outstanding shares of common stock of the Company has approved the action of the Board of Directors and has advised the Company that it will vote in favor of the reverse stock split.


           Inflation and Foreign Currency

The Company maintains its books in local currencies, the Czech koruna for Euroweb Czech Republic and the Slovak koruna for Euroweb Slovakia. However, given the hyper-inflationary situation in Romania, the U.S. dollar is used as the functional currency.

The Slovakian as well as the Czech Korona have weakened against the U.S. dollar by approximately 11% between the first half of 2001 and 2000. The impact of this is reflected in the exchange rates used in the first half of 2001 and the first half of 2000.

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

Item 2.    Changes in Securities

                     None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                     None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the quarter ended June 30, 2001. The Company however, has scheduled a Special Meeting of Shareholders to be held on August 30, 2001, for the purpose of considering and voting on a proposed one-for-five reverse stock split of the Company's common stock, which action has already been approved by the Company's Board of Directors.

ITEM 5.    OTHER INFORMATION
                     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits (numbers below reference Regulation S-B, Item 601)
  (2) Subscription Agreement and Option Agreement with KPN(23)
  (3) (a)  Certificate of Incorporation filed November 9, 1992(1)
      (b)  Amendment to Certificate of Incorporation filed July 9, 19972
      (c)  By-laws(2)
  (4) (a)  Form of Common Stock Certificate(2)
      (b)  Form of Underwriters' Warrants to be sold to Underwriters(2)
      (c) Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing(2)
      (d) Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S3
      (e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D(4)
  (10)(a) Consulting agreement between Registrant and Klenner Securities Ltd(2)
      (b) Consulting agreement between Registrant and Robert Genova(2)
      (c) Consulting agreement between Registrant and Laszlo Modransky(2)
      (d) 1993 Incentive Stock Option Plan(2)
      (e) Sharing agreement for space and facilities between
        Registrant and Hungarian Telephone and Cable Corp.(2)
      (f) Articles of Association (in English) of Teleconstruct
        Building Corp. (2)
      (g) Articles of Association (in English) of Termolang Engineer and Construction Ltd. (2)
      (h) Letter of intent between Teleconstruct Building Corp. and
        Pilistav(2)
      (i) Employment agreement between Registrant and Robert Genova and termination agreement dated February 5, 19974
      (j) Employment agreement between Registrant and Peter E. Klenner(2) and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A as amended(4)
      (k) Employment agreement between Registrant and Frank R. Cohen(2) and modification of employment agreement(4)
      (l) Letter of Intent agreement between Registrant and Raba-Com Rt.  (4)
      (m) Letter of Intent agreement between Registrant and Kelet-Nograd Rt.(4)
      (n) Letter of Intent agreement between Registrant and 3 Pilistav villages for installation of cable in those areas(4)

      (o) Lease agreement between Registrant's subsidiary EUNET Kft. and Varosmajor Passage, Kft. for office space(4)
      (p) Acquisition agreement between Registrant and KFKI Computer Systems Corp. dated December 13, 1996(4)
      (q) Acquisition agreement between Registrant and E-Net Hungary(4)
      (r) Acquisition agreement between Registrant and MS Telecom Rt.  (4)
      (s) Employment Agreement between Registrant and Imre Kovats(4)
      (t) Employment Agreement between Registrant and Csaba Toro(4)
      (u) Promissory Note from Registrant to HBC(4)
      (v) Communication Services Agreement between Registrant and MCI Global Resources, Inc.5
      (w) Lease and Option Agreement for Building B as of April 1, 1998 with Hafisa Kft.6
      (x) License Agreement between Gric Communications, Inc. and EuroWeb International Corp.(5)
      (y) Consulting Agreement between Registrant and Eurus Capital Corporation and Rescission Agreement7
         (y)(i) Agreement rescinding Option Agreement with Eurus Capital Corporation8
      (z)Financial Consulting Agreement between Registrant and J.W. Barclay & Co., Inc.9
      (aa)Mergers and Acquisitions Agreement between Registrant and J.W.
        Barclay10
      (bb)Placement Agreement between Registrant and J.P. Carey, Inc. and form
        of Placement   Agent   Warrants   issued  in
        connection with private placement   financing11
      (cc)Private Placement Agreement between Registrant and Peter E. Klenner12
      (dd)Employment Agreement between Registrant and Csaba Toro13
      (ee)Employment Agreement between Registrant and Robert Genova14
      (ff)Employment Agreement between Registrant and Frank R. Cohen15
      (gg)Placement Agreement between Registrant and JP Carey Securities Inc. and Warrant Agreement in connection with private placement financing16
      (hh)Private Placement Agreement between Registrant and M&A Management17
      (ii)Form of Subscription Agreement in connection with private offering of common stock and Warrants pursuant to Rule 506 of Regulation D under
        Section 4(2) of the Securities Act of 1933 18
      (jj)Acquisition Agreement between Registrant and Luko Czech Net, 5.1.0. dated June 11, 1999 19
      (kk)Acquisition Agreement between Registrant and Slavia Capital, O.C.P., a.s. dated July 2, 199920
      (ll)Acquisition Agreement between Registrant and Eunet Slovakia s.r.o. dated July 14, 199921
      (mm)Acquisition Agreement between Registrant and shareholders of Dodo, s.r.o. dated August 5, 199922
      (nn)Acquisition Agreement between Registrant and shareholders of Mediator S.A. dated May 17, 200027 and Amendment thereto on August 28, 2000 28.

   (16)(a)Letter on Change in Certifying Accountant23
       (b)Letter by Former Accountant Agreeing with Company's Statements.(24)
   (22)(a)Proxy Statement for Special Meeting of Stockholders.24
       (b)Press Release on Adjournment of Special Meeting.25
       (c)Press Release on Results of Vote.26

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 6th day of August 2001.


                           EUROWEB INTERNATIONAL CORP.




                              By _/s/Frank R. Cohen
                                 Frank R. Cohen
                             Chief Financial Officer