Form 10QSB
period 2001-09-30
EUROWEB INTERNATIONAL CORP
filed 2001-11-13
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
    September 30, 2001
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from       to ________________
    ------------------------------- ----------------------------------------
                          Commission file number 1-1200
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                 4,666,327
-----------------------------
              (Class)                  (Outstanding at September 30, 2001)

Transitional Small Business Disclosures Format (Check one): Yes[_]  No [X]
                            ------------------------

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX



PART I.  Financial Information

Item 1.  Financial Statements

    Consolidated balance sheets as of September 30, 2001 (unaudited)
       and December 31, 2000 (audited)                                        2

    Consolidated statements of operations and comprehensive loss
        (unaudited) for the three months ended September 30, 2001 and 2000 and
        nine months ended September 30, 2001 and 2000                         3

    Consolidated statements of stockholders' equity for the nine months ended
        September 30, 2001 (unaudited) and twelve months ended December 31,
        2000                                                                  4

    Consolidated statements of cash flows (unaudited) for the nine months
        ended September 30, 2001 and 2000                                     5

    Notes to interim (unaudited) Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       11


PART II. Other Information                                                   15


Signature                                                                    18

                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30, 2001                December 31, 2000
                                                                             ------------------                -----------------
                                                                              (Unaudited)

ASSETS
  Current Assets
    Cash and cash equivalents                                                   $ 1,969,681                      $ 4,372,783
    Investment in securities                                                     14,522,985                       14,177,848
    Trade accounts receivable, net                                                  723,010                          414,983
    Current portion of note receivable                                              173,575                          164,354
    Loan receivable                                                                  19,404                           86,682
    Prepaid and other current assets                                                628,219                          653,349
                                                                                    -------                          -------
         Total current assets                                                    18,036,874                       19,869,999

  Note receivable, less current portion                                             409,380                          540,738
  Investment in affiliate                                                           622,969                          939,602
  Property and equipment, net                                                     1,197,546                        1,150,089
  Intangibles, net                                                                6,586,504                        8,086,040
  Other non-current assets                                                           25,687                           45,557
                                                                                     ------                           ------
       Total assets                                                             $26,878,960                      $30,632,025
                                                                                ===========                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                                         $610,291                         $940,332
    Current portion of acquisition indebtedness                                     180,000                          180,000
    Other current liabilities                                                       368,838                          232,687
    Accrued expenses                                                                587,455                          208,824
    Deferred revenue                                                                293,914                          212,253
                                                                                    -------                          -------
       Total current liabilities                                                  2,040,498                        1,774,096

   Loan payable                                                                     103,734                          103,734
   Acquisition indebtedness, less current portion                                   180,000                          360,000
   Non-current portion of lease obligations                                         79,175                            72,021

       Total liabilities                                                          2,403,407                        2,309,851

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                     -                                -
   Common stock, $.001 par value - Authorized 60,000,000 shares;
   Issued and outstanding 4,666,327 shares                                           24,129                           24,129
   Additional paid-in capital                                                    48,227,764                       48,227,764
   Accumulated deficit                                                         (22,570,766)                     (19,742,020)
   Accumulated other comprehensive losses:                                         (92,165)                          (14,011)
   Treasury stock -  174,489 common shares, at cost                             (1,113,409)                        (173,688)
                                                                                -----------                        ---------
      Total stockholders' equity                                                 24,475,553                       28,322,174
                                                                                 ----------                       ----------

   Commitments and contingencies

      Total liabilities and stockholders' equity                                $26,878,960                      $30,632,025
                                                                                ===========                      ===========

          See accompanying notes to consolidated financial statements.
                                        2

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                        Three months ended               Nine months ended
                                                                        ------------------               -----------------
                                                                           September 30                      September 30
                                                                           ------------                      ------------
                                                                          2001         2000             2001           2000
                                                                          ----         ----             ----           ----


Revenues                                                           $ 2,037,678    $ 1,262,257       $ 4,851,685    $ 2,912,296
Cost of revenues                                                     1,249,992        608,482         2,778,284      1,326,453
                                                                     ---------        -------         ---------      ---------
   Gross profit                                                        787,686        653,775         2,073,401      1,585,843

Operating expenses
   Compensation and related costs                                      499,296        418,743         1,466,284      1,232,587
   Consulting and professional fees                                    203,198        240,387           592,483        529,437
   Other selling, general and administrative expenses                  522,047        265,595         1,347,530        795,500
   Depreciation and amortization                                       687,462        622,064         1,953,941      1,306,096
                                                                       -------        -------         ---------      ---------
       Total operating expenses                                      1,912,003      1,546,789         5,360,238      3,863,620

Loss from operations                                               (1,124,317)      (893,014)       (3,286,837)    (2,277,777)

   Net interest income                                               185,691         229,449           778,352         683,309

   Equity in loss (income) of affiliate                              120,745         (88,229)          171,502        (169,650)

   Loss on equity adjustment by Euroweb Rt.                          148,759          12,250           148,759          12,250

Loss from operations before income taxes and minority interest   (1,208,130)        (587,586)       (2,828,746)     (1,437,068)
Provision for income taxes                                             -               9,275               -            50,672

Minority interests in subsidiaries (income) loss
                                                                       -               -                 -             (5,050)
                                                                      --              --                --             -------

Net Loss                                                         (1,208,130)       (596,861)        (2,828,746)     (1,482,690)

Other comprehensive (gain) loss                                     (81,562)         50,534            78,154          95,145
                                                                  ----------        -------           -------          -------


Comprehensive loss                                              $(1,126,568)      $(647,395)      $(2,906,900)     $(1,577,835)
                                                                 ===========      ==========      ============      ===========

Net Loss per share, basic and diluted                                (.26)            (.13)             (.60)          (.35)
(prior periods restated to reflect 5 for 1 reverse split)

Weighted average number of shares outstanding, basic and diluted   4,671,133      4,681,231         4,735,919        4,249,084
(prior periods restated to reflect 5 for 1 reverse split)

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                                                        Accumulated
                                                              Additional                   Other                      Total
                                         Common Stock         Paid-in      Accumulated  Comprehensive    Treasury     Stockholders'
                                       -----------------
                                         Shares*     Amount    Capital      Deficit        Gains(Losses)   Stock    Equity
                                        --------    ------    ------------ -----------  -------------     -------  -----------
Balances, December 31, 1999               2,099,536   $10,423  $26,915,816 $(16,983,745)   $(99,402)         $-     $9,843,092
                                         ==========   =======  =========== ============    ========         =====   ==========
Issuance of shares for cash (net of       2,461,013    12,305   18,765,415             -          -             -   18,777,720
placement costs of $260,620)
Exercise of stock warrants                  262,267     1,311    2,404,123             -          -             -    2,405,434
Exercise of stock options                    18,000        90      142,410                                             142,500
Foreign currency translation loss                 -         -            -             -   (86,997)             -     (86,997)
Unrealized gain on securities available           -         -            -             -    172,388             -      172,388
for sale
Net loss for the period                           -         -            -   (2,758,275)         -              -  (2,758,275)
Treasury stock                             (39,120)         -            -             -         -      (173,688)    (173,688)
                                          ---------   -------  ------------ ------------- -----------  ---------   -----------
Balances, December 31, 2000               4,801,696   $24,129  $48,227,764 $(19,742,020)  $(14,011)    $(173,688)  $28,322,174
                                         ==========   =======  =========== ============   =========    ==========  ===========

Foreign currency translation loss                 -         -            -             -    (2,300)             -      (2,300)
Unrealized gain on securities available           -         -            -             -    96,534              -      96,534
for sale
Reclassification adjustment for gain              -         -            -             -  (172,388)             -    (172,388)
included currently in net income
Net loss for the period                           -         -            -   (2,828,746)          -            -   (2,828,746)
Treasury stock                            (135,369)         -            -             -          -     (939,721)    (939,721)
                                             ------   -------  ------------ ------------  ----------   ---------    ---------
Balances, September 30, 2001              4,666,327   $24,129  $48,227,764 $(22,570,766) $(92,165)   $(1,113,409)  $24,475,553
                                         ==========   =======  =========== ============   ==========  ===========  ===========

* restated to reflect 5 for 1 reverse stock split















           See accompanying notes to consolidated financial statements
                                       4

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
----------------------------------------------------------------------------

                                                                                               Nine Months Ended
                                                                                                 September 30,

                                                                                        2001                   2000
                                                                                        ----                   ----

Cash flows from operating activities:
   Net loss                                                                        $(2,828,746)            $(1,482,690)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                      1,953,941              1,306,096
   Amortization of discount on acquisition indebtedness                                  19,870                  7,395
   Loss on equity adjustment by Euroweb Rt.                                             148,759                 12,250
   Equity in loss (income) of affiliate                                                 171,502              (169,650)
   Foreign currency loss                                                                      -                 40,717
   Realized gain on sale of securities                                                (194,540)                      -
   Unrealized interest income on securities                                           (424,245)                      -
   Minority interests                                                                         -                (5,050)
Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                                (308,027)               (22,429)
   Prepaid and other assets                                                              25,130                108,204
   Accounts payable and accrued expenses                                                184,741               (369,995)
   Deferred revenue                                                                      81,661                (75,285)
                                                                                      ---------              ----------
           Net cash used in operating activities                                    (1,169,954)               (650,437)
                                                                                     ----------               ---------


Cash flows from investing activities:
   Certificates of deposit purchased                                                          -              1,052,779
   Investment in securities                                                        (14,002,206)           (14,005,460)
   Maturity of securities                                                            14,200,000                      -
   Payment of acquisition indebtedness                                                (180,000)                      -
   Repayments of notes receivable                                                       122,137                113,563
   Repayments of loan receivable                                                         67,278                 60,300
   Acquisition of Internet companies net of cash acquired                                     -            (5,145,903)
   Acquisition of property and equipment, intangibles                                (492,633)               (519,582)
                                                                                    ----------            ------------
           Net cash used in investing activities                                     (285,424)            (18,444,303)


Cash flows from financing activities:
   Payments to acquire treasury stock                                                (939,721)                      -
   Principal payments under capital lease obligations                                  (8,963)                       -
   Repayment of loan payable                                                                -                (85,100)
   Proceeds from issuance of common stock                                                   -              20,621,069
                                                                                 ------------              ----------
          Net cash provided by/used in financing activities                         (948,684)              20,535,969
                                                                                 ------------             -----------

Effect of foreign exchange rate changes on cash                                         960                  (91,305)
                                                                                     -------                ---------

Net increase (decrease) in cash and cash equivalents                             (2,403,102)               1,349,924
Cash and cash equivalents, beginning of period                                     4,372,783               2,815,071
                                                                                   ---------               ---------
Cash and cash equivalents, end of period                                          $1,969,681              $4,164,995
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


2.  Summary of Significant Accounting Policies

(a)        Basis of Presentation

           The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

      (c) Use of estimates

           The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company include the period of benefit and recoverability of goodwill and other intangible assets.
                                       6

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

      (k) Net loss per share

           The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings(loss) per share include no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the quarters ended September 30, 2001 and 2000, which were not included in the computation of diluted net loss per share because they were antidilutive.


3.    Cash Concentration

At September 30, 2001, cash and cash equivalents included $1,521,727 on deposit with a U.S. money market fund or major money center bank.


4.    Investment in Securities

On February 15, 2001, the Company purchased a discount note of Federal National Mortgage Assn. The note has a face value of $14,650,000, and was purchased for $ 14,002,206. The note matures on January 25, 2002. Of the $520,779 difference between the market value as of September 30, 2001 and the purchase price, $424,245 is recorded as interest income on securities calculated with an effective interest rate of 4,5%, while the remaining $96,534 has been recorded as a comprehensive gain.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

5.         Affiliate, carried on an equity basis

The Company's consolidated statement of operations for the nine months ended September 30, 2001 and 2000 include the Company's equity interest in the net income of Euroweb Rt. for each period, calculated as follows:

                                    2001 (nine months)      2000 (nine months)
                                    ------------------      ------------------

  Revenues                                  $ 3,407,551          $ 3,614,240

  Gross profit                                2,285,029            2,083,262

  Net income from operations                   (59,769)              636,460

  Net income                                 $ (59,769)          $   636,460
                                                =======              =======

  Company's 49% equity in net income           (29,287)              311,865

  Amortization of goodwill related to
  the Company's investment                    (142,215)            (142,215)
                                              ---------            ---------

  Equity in net (loss) income of affiliate  $ (171,502)          $   169,650
                                            ============         ===========

Since the functional currency of the affiliate is the Hungarian forint, the Company's net investment in the affiliate has been increased by its share of the translation gain ($6,888) arising upon conversion of the affiliate's financial statements into US dollars. This amount has also been recorded in other comprehensive gain (loss).

The equity adjustment of $148,759 is the Company's 49% share of the goodwill writedown of one of the subsidiaries of Euroweb Rt.

6.         Stockholders' Equity

On August 30, 2001, the shareholders approved a one-for-five reverse stock split of the Company's common stock. Prior period share and per share amounts have been restated to give effect to the reverse stock split.

During the first nine months of 2001, the Company did not grant any options or warrants, nor were any exercised. Upon the exercise of an outstanding warrant or option, each warrant/option holder will receive 1/5 of a share, due to the reverse stock split effected on August 30, 2001.

      7.   Commitments and Contingencies

(a)        Employment Agreements

Employment agreements with the three officers of the Company provide for aggregate annual compensation of $646,000 through December 31, 2005.

      8.   Related Party Transactions

In 2001, the Company's subsidiary in Romania launched a service which includes the provision of international IP and international leased line services. This service is being provided in conjunction with Pantel Telecommunication Rt., an entity which is majority owned and controlled by the KPN Group (which also owns a majority interest in the Company). In the first nine months of 2001, approximately 55% of the total revenue of Euroweb Romania was from Pantel Telecommunication Rt., representing approximately 24% of the total consolidated revenue of the Company. The gross margin derived from this service is approximately 20%.

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

        Results of Operations

        Nine-month Period Ended September 30, 2001 Compared to Nine-month Period Ended September 30, 2000

The impact of the above mentioned acquisitions has been almost the exclusive reason for the increase in revenues and related costs in the first nine month of 2001, as compared with the comparable period in the prior year. The Romanian acquisitions occurred in the second half of 2000, and consequently, the results of operations of these acquisitions were only included from July 1, 2000, and thus are not reflected in the first half 2000 figures.
                                       11

           Revenues

A significant portion of the Company's revenues is derived from providing access to the internet by way of leased lines. Customers are billed in advance and revenue is recognized as it is earned.

Total revenues for the nine months ended September 30, 2001 were $4,851,685 in comparison with $2,912,296 for the nine month ended September 30, 2000. The increase in revenues of $1,939,389 was due primarily to the effect of additional acquisitions and the introduction of new services in Romania as follows:

Revenue per countries       2001            2000 *
----------------------------------------------------
Czech Republic          $ 892,749        $ 815,522
Romania                 2,128,240          366,339
Slovakia                1,830,696        1,730,435
----------------------------------------------------
Total                   4,851,685        2,912,296

* Romania was consolidated only in the last six months of 2000



From the second quarter of 2001, Euroweb Romania and Pantel Telecommunication Rt. (a company also controlled by the majority owner of Euroweb International Corp.) launched new services in Romania generating significant additional revenue. In the first nine months of 2001, approximately 55% of the total revenue of Euroweb Romania is invoiced towards Pantel, which represents approximately 24% of the total consolidated revenue of Euroweb International Corporation.



           Cost of revenues

Cost of revenues comprise mostly telecommunication network expenses which are related to the provision of access facilities to customers.

Network costs were $2,778,284 in 2001 in comparison to $1,326,453 in 2000. The increase in cost of revenues is also due to the effect of last year's acquisitions. There were no significant pricing policy changes within the Company during the first nine months of 2001, however the new services in Romania have significantly less margin than traditional ISP activity resulting in a smaller gross profit ratio when compared to previous years.

           Operating expenses (excluding depreciation and amortization)

The increase in operating expenses from $2,557,524 to $3,406,297 is also due to the acquisitions in Romania as well as the fact that most of the acquisitions were made into small owner-managed companies which were not paying competitive salaries. Since the acquisitions, the Company has increased the salaries and benefits of the acquired employees in Romania to that of the market (sometimes translating into a two-three fold increase).

           Depreciation and amortization

Amortization of goodwill and intangibles accounts for over 76% of depreciation & amortization. The goodwill amortization in 2000 was significantly lower due to the fact that the Romanian acquisition was completed at the end of June 2000.

           Net interest income

Net interest income of $778,352 in the first nine months of 2001 is comparable to net interest income of $683,309 in the first nine months of 2000.

           Equity interest in affiliate

The significant decrease in the equity in the net income of affiliate is the result of loss making activities of subsidiaries of Euroweb Rt. which were acquired during 2000. The equity adjustment of $148,759 is the Company's 49% share of the goodwill writedown of one of these subsidiaries.

           Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities were approximately $16,492,666 as of September 30, 2001, a decrease of $2,057,965 from the end of 2000.

The Company has $16,492,666 of cash, cash equivalents and marketable securities compared to $ 2,403,407 total short and long term liabilities. Management believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months. The Company plans to make future acquisitions of Internet service providers in Central and Eastern Europe. The excess cash on hand is to be used to finance such future acquisitions.

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

On July 6, 2001, Nasdaq Staff notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by The Nasdaq SmallCap Market under the Marketplace Rule 4310(c)(4) ("The Rule"). On September 24, 2001 the Nasdaq Staff has determined that the Company's common stock has maintained a minimum $1.00 bid price for at least 10 consecutive training days and complies with the Rule. Accordingly, this matter is now closed.

On August 30, 2001, the shareholders approved a one-for-five reverse stock split of the Company's common stock.

           Inflation and Foreign Currency

The Company maintains its books in local currencies, the Czech koruna for Euroweb Czech Republic and the Slovak koruna for Euroweb Slovakia. However, given the hyper-inflationary situation in Romania, the U.S. dollar is used as the functional currency.

The Slovakian as well as the Czech Korona have weakened against the U.S. dollar by approximately 1% in Czech Republic, while 7% in Slovakia between the first nine months of 2001 and 2000. The impact of this is reflected in the exchange rates used in the first nine months of 2001 and the first nine months of 2000.

           Effect of Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141") was issued. Statement 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001 and requires all business combinations initiated after this date to be accounted for using the purchase method. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company is required to adopt the provisions of Statement 141 immediately.

In July 2001, Statement of Financial Accounting Standards No. 142,
"Goodwill and Other Intangible Assets" ("Statement 142") was issued. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is required to implement Statement 142 on January 1, 2002.

Statement 142 established certain transition provisions which will require, amongst other things, the Company perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

The Company is required to implement Statement 142 on January 1, 2002. The Company is evaluating the impact Statement 141 may have on its future consolidated financial statements.

     The Financial Accounting Standards Board No.143 "Accounting for Asset Retirement Obligations" ("Statement 143") was issued in June 2001. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirment costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt the provisions of Statement 143 on January 1, 2003. The Company is evaluating the impact, if any, Statement 143 may have on its future consolidated financial statements.

The Financial Accounting Standards Board ("FASB") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") was issued in August 2001. Statement 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segement of a business. Statement 144 addresses the financial accounting and reporting for (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale and (iii) long-lived assets to be disposed of by sale. The Company is required to adopt the provisions of Statement 144 on January 1, 2002. The Company is evaluating the impact, if any, Statement 143 may have on its future consolidated financial statements.

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

Item 2.    Changes in Securities

     None, except there was a one-for-five reverse stock split of the Company's common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

     On August 30, 2001, a Special Meeting of the Shareholders was held and the shareholders approved the proposition to have a one-for-five reverse stock split of the Company's common stock.


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 12th day of November 2001.


                           EUROWEB INTERNATIONAL CORP.




                              By _/s/Frank R. Cohen
                                 Frank R. Cohen
                             Chief Financial Officer