Form 10KSB
period 2001-12-31
EUROWEB INTERNATIONAL CORP
filed 2002-03-22
CIK 905428

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR
[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________

                          Commission File Number 1-1200

                           EUROWEB INTERNATIONAL CORP.
           (Name of small business issuer as specified in its charter)

           Delaware                            13-3696015

(State or other jurisdiction of             (I.R.S.  Employer
incorporation or organization)             Identification No.)

                 445 Park Avenue, 15th Floor, New York NY 10022
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (212) 758-9870
                                                --------------

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on which Registered
-------------------                    -----------------------------------------
Common Stock, par value $.001 per share      NASDAQ SMALL CAP

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No[_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

    Issuer had revenues of $8,014,128 for the year ended December 31, 2001. As of March 11, 2002, 4,840,822 shares of Common Stock were outstanding of which 2,204,318 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 11, 2002 was $5,532,838 (based upon the closing bid price on such date on the Nasdaq of $2.51).
                      Documents incorporated by reference:

Part III - Portions of the Registrant's Proxy statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2001.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                           Page

PART I .......................................................................1

Item 1.Description of Business................................................1
        EuroWeb Strategy......................................................1
        Entry into ISP Market in Central Europe and History of Acquisitions...1
        Products and Services.................................................3

        Customers.............................................................4
        Network Operations and Technical Support..............................4
        Sales and Marketing...................................................5
        Government Regulations................................................5
        Employees.............................................................5

Item 2.Description of Properties..............................................5

Item 3.Legal Proceedings......................................................6

Item 4.Submission of Matters to a Vote of Security Holders....................6

PART II.......................................................................6

Item 5.Market For Registrant's Common Equity And Related Stockholder Matters..6
        Market Information....................................................6
        Holders of Common Stock...............................................7
        Dividends.............................................................7

Item 6.Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................7
Operations....................................................................7
Results of Operations.........................................................7
Year Ended December 31, 2001 compared to Year Ended December 31, 2000.........7
Liquidity and Capital Resources...............................................9
Inflation and Foreign Currency................................................10
Effect of Recent Accounting Pronouncements....................................10
Risk Factors..................................................................12
Tender Offer and Related Litigation...........................................14
Forward-Looking Statements....................................................15

Item 7.Financial Statements...................................................16

Item 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE..................................................16

PART III .....................................................................17

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. ...................17

Item 10. EXECUTIVE COMPENSATION...............................................19

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......21

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................22

PART IV  .....................................................................23

Item 13.EXHIBITS AND REPORTS ON FORM 8-K......................................23

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


     Entry into ISP Market in Central Europe and History of Acquisitions

           The Company entered the Internet Service Provider ("ISP") market in Central Europe through various acquisitions of companies in that area over the past five years. On January 2, 1997 the Company acquired all of the outstanding stock of three Hungarian ISPs for a total purchase price of approximately $1,785,000, consisting of 28,800 shares* of common stock of the Company and $1,425,000 in cash (collectively, the "1997 Acquisitions").1 Thereafter in 1997,

-------------------------------------
1 1997 Acquisitions were as follows:
(a) Eunet (Hungary Ltd.) for a total cash cost of $1,000,000, and an assumption of $128,000 in liabilities;
(b) E-Net Hungary Telecommunications and Multimedia for a total cash cost of $200,000 and $150,000 in stock (12,000 shares*); and
(c) MS Telecom Rt. for a total cash cost of $225,000 and $210,000 in stock (16,800 shares*).

the three Hungarian companies were combined and merged into a new Hungarian entity, EuroWeb Rt. On November 22, 1998, the Company sold 51% of the outstanding shares of EuroWeb Rt. to Pantel Rt. for $2,200,000 in cash and an agreement to increase the share capital of EuroWeb Rt. by $300,000 without changing the ownership ratio (after the capital increase, the ownership ratio would remain 49 - 51 percent). Because the Company currently owns a minority interest in EuroWeb Rt., and EuroWeb Rt. is not a consolidated subsidiary of the Company, neither the revenues derived from the Hungarian operation nor information on employees of the Hungarian operation are included in the Company's financial information for the years presented.

           The Company continued with its acquisitions of ISPs in the Czech Republic, Slovakia and Romania in 1999 and 2000. On June 11, 1999, the Company acquired all of the participating interests of Luko CzechNet, an ISP in the Czech Republic, for a total cost of $1,862,154 consisting of 90,000 shares* of the Company's common stock and 50,000 options valued at $2.00 per share, and the balance paid in cash. This acquisition was effective as of June 1, 1999.

           On July 15, 1999, the Company acquired all of the outstanding shares of capital stock of EUnet Slovakia, an ISP in the Slovak Republic, for a total cost of $813,299 consisting of 47,408 shares* of the Company's common stock valued at $400,005 issued August 9, 1999 and the balance paid in cash. This acquisition was effective as of August 1, 1999. The Company then made another acquisition of a Slovak ISP on July 15, 1999 with the purchase of 70% of the equity of Dodo s.r.o.'s subsidiary, R-Net, for a total cost of $630,234 consisting of 29,091 shares* of the Company's common stock valued at $200,000 issued August 13, 1999 and the balance paid in cash. This acquisition was effective as of August 1, 1999.

           On September 23, 1999 and November 16, 1999 the Company acquired from Slavia Capital o.c.p., a.s. 70% and 30%, respectively, of the issued and outstanding stock of Global Network Services a.s.c., a Slovakian corporation providing Internet service primarily to businesses located in Bratislava and other major cities in Slovakia for a total purchase price of $1,633,051, consisting of 71,114 shares* of the Company's common stock valued at $499,929 issued on September 23, 1999, and the balance paid in cash. This acquisition was effective as of October 1, 1999. All Slovakian operations were then merged under the name of Euroweb Slovakia.

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

On February 11, 2000, a special meeting of the shareholders was held and two proposals were approved. Proposal number one approved the amendment of the Company's certificate of incorporation increasing the number of shares of common stock that is authorized for issuance by the Company from 20,000,000 shares of common stock to 60,000,000 shares of common stock. Proposal number two approved the issuance and sale by the Company to KPN Telecom B.V. ("KPN"), a Netherlands Limited Liability Company, of 2,057,348 shares* at $7.9 per share* and rights to shares equal to all other outstanding warrants, options and other securities at $6.9 per share*. At closing KPN exercised its option to purchase 303,362 shares* at $6.9 per share* in addition to the 2,057,348 shares* at $7.9 per share*. These approvals gave KPN control of 51% of the Company's common stock, representing voting control of the Company. This transaction provided the Company with more than $ 18,000,000 in capital to fund future acquisitions.

           On October 24, 2000, KPN Telecom B.V. exercised its option for 100,302 shares* of the company's common stock at $ 6.9 per share*, in order to maintain its 51% equity interest in the Company.

*restated to reflect one for five reverse stock split

Products and Services


The activity of the company can be divided into the following categories:
(1)Traditional ISP services (a) Internet access, (b) Content and Web services (c) Other services (2) International leased line, IP data services (IP connections between different countries) (3) Voice over IP services

Traditional ISP services


Internet access

Access to the Internet can be either through a leased line, which enables a constant connection to the Internet at all times, or through dial-up service, which requires subscribers to dial a telephone number to connect to the Internet.

EuroWeb offers a variety of access options and packages, including leased line and dial-up Internet connections.

Content and Web services

EuroWeb provides various services for the design, development, hosting and maintenance of home pages and web servers. EuroWeb installs and maintains home pages on EuroWeb servers for customers concerned with the cost, difficulty or security of maintaining home pages on their own network, and also provides hosting possibility of customer's servers at EuroWeb's location.

International leased line, IP data services

In order to meet requests of International customers, EuroWeb offers international data connection for companies across borders to connect premises in different countries. This service includes single (one to one point) and also Virtual Private Network (many to many point) IP connections. In many respects PanTel (Hungarian Alternative Telecommunications company) is acting as a partner in development of the international network possibilities. EuroWeb is working in close cooperation with Siemens, the GEANT (European Union Education) project, KPNQwest, and Teleglobe in Romania, Bulgaria and Moldova.


Voice over IP services

           Capitalizing on its existing international presence and cross border connections, EuroWeb offers voice services to major carriers and partners based on Internet Protocol (IP) technology. Partners are sending Voice minutes to the region in which EuroWeb operates, in order to terminate the calls in the particular country locally. EuroWeb has agreements with PanTel, Teleglobe, British Telecom and MCI Worldcom to cooperate in voice minutes termination in various countries.


      Customers

           EuroWeb's customers are mainly businesses and professionals. EuroWeb's customer base is using more than 670 leased lines and over 9,700 dial up accounts in Slovakia, the Czech Republic and in Romania as of December 31, 2001.

           With the introduction of IP based Data and Voice services in 2001, new types of customers have started to use EuroWeb's services such as telecommunication carriers and multinational corporations who have high cross-border bandwidth communication needs.



     Network Operations and Technical Support

           As of December 31, 2001, EuroWeb had a network operations group consisting of fourty-five (45) people, including technical and customer support employees. EuroWeb's network operations personnel located at EuroWeb's network operations center in Slovakia, the Czech Republic and Romania are responsible for continuously monitoring traffic across EuroWeb's network infrastructure and also to carry out implementation of new customer connections both for Internet and other IP data connections. Both technical support and customer support personnel are currently available from 8 a.m. to 8 p.m., Monday through Friday. At other times, these personnel respond to technical support requests via telephone 24 hours a day. By the end of December 2001, EuroWeb had 96 Point of Presences (POPs) covering the territory of the Czech Republic, Slovakia and Romania.

Sales and Marketing

           EuroWeb employs thirty-two (32) persons in sales and marketing. To date, EuroWeb has sold its Internet access and applications products and services primarily through direct personal and telephone contact. The sales persons work closely with the customer and technical support group, which is responsible for installation at multiple sites and for support and technical consulting services, thereby demonstrating our commitment to account management to our customers.


           Government Regulations

           EuroWeb is not currently subject to direct government regulation other than laws and regulations applicable to businesses generally. There are specific industry laws that may apply to the local subsidiaries in the field of Internet and Telecommunications. However, with the increasing popularity and use of the Internet, it is likely that new laws and regulations involving the Internet will be adopted at the local, state, national or international levels, covering issues such as user privacy, freedom of expression, pricing of products and services, taxation, information security or the convergence of traditional communications services with Internet communications.

     Employees

           The Company employs a total of one hundred and sixteen (116) persons in the Czech Republic, Slovakia and in Romania. None of the Company's employees are represented by a labor organization.

Item 2.    Description of Properties

           The following table lists the office spaces that the Company and its subsidiaries lease from unaffiliated persons:

                                                                          Rent
                                                                          Amount/
Lessor           Address of Property       Primary Use           Sq.feet  Month   Lease Terms
                                                                          -----
---------------- ------------------------  -------------------   ------- -------  -----------

The Company      445 Park Avenue           stockholder relations   800   $2,000    month to
                 New York, NY 10022        and general executive                      month
Euroweb Czech    Argentinska 58            general operations    2,078   $3,000    3-month
Republic         CS-170 05                                                           notice
                 Prague, Czech Republic
Euroweb Slovakia Rocianska 36              general operations    3,889   $3,000     3-month
                 SK-83102                                                            notice
                 Bratislava, Slovakia
Euroweb Romania  Bd. Unirii 33, Bl. A2,    general operations    4,667   $3,655     3-month
                 Sc.3, 6th Floor, Sector 3                                            notice
                 Bucharest, Romania

Item 3.    Legal Proceedings

           In the second quarter of 2001, the legal procedure against Euroweb Czech Republic has been closed and the effect of the decision of the court is shown in the financial statements.

           Subsequent to the end of 2001, the Company and its directors (along with KPN and several of its affiliates) were sued in Delaware Chancery Court in connection with a tender offer for all of the shares of the Company commenced by a subsidiary of KPN on February 20, 2002. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Tender Offer and Related Litigation".

Item 4.    Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.    Market For Registrant's Common Equity And Related Stockholder Matters

                     Market Information

           The Company's Common Stock is traded in the over-the-counter market on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "EWEB". On August 30, 2001, the shareholders approved a one-for-five reverse stock split of the Company's Common Stock.

           The following table sets forth the high and low bid prices for the Common Stock during the periods indicated as reported by Nasdaq. The reverse stock split is reflected starting with September 30, 2001. The prices reported reflect inter-dealer quotations, and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                            High                            Low
Quarter Ending:

2000
March 31, 2000              21.250                         5.500
June 30, 2000               7.000                          2.500
September 30, 2000          4.375                          1.875
December 31, 2000           2.438                          0.688

2001
March 31, 2001              2.687                          0.906
June 30, 2001                1.02                           0.69
September 30, 2001           2.62                           0.45
December 31, 2001            2.05                           1.71

On March 11, 2002 the closing bid price on the Nasdaq for the Common Stock was $2.51.

     Holders of Common Stock

           As of March 12, 2002 the Company had 4,840,822 shares of Common Stock outstanding and 127 shareholders of record. The Company was advised by its Transfer Agent, the American Stock Transfer & Trust Company, that according to a search made, the Company has approximately 10,000 beneficial owners who hold their shares in street names.

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



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Operations

           In 2001, the Company introduced 2 new service lines in addition to its traditional Internet services: (1) International leased line and IP Data services and (2) Voice over IP services. The Company operates through three wholly owned subsidiaries, one located in the Czech Republic, one located in Slovakia, and one located in Romania, known as Euroweb Czech Republic, Euroweb Slovakia, and Euroweb Romania, respectively. The Company had no new acquisition in 2001.

           The results of operations of each ISP have been included in the Company's consolidated results of operations from the effective date of acquisition.



     Results of Operations

     Year Ended December 31, 2001 compared to Year Ended December 31, 2000


           The Company has experienced a significant (82,25%) revenue growth compared to 2000. However almost 90% of the revenue increase of the Company can be attributed to the new services which were introduced during 2001. At the same time, the revenue of traditional ISP activity is difficult to compare with 2000, as the acquisition of the Romanian subsidiary was made in the middle of 2000, so the results of operations of this acquisition was only included in 2000 for half a year, whereas it is included for the full year in 2001.

     Revenues

           Both the revenue structure and the geographical area of revenue source has changed significantly in 2001. The ISP activity has experienced solid growth, while new services were introduced. The following two schedules summarize the main changes compared to the previous year:

----------------- ----------- ----------- -------------------
Revenue/services   2000        2001                    %
----------------- ----------- ----------- -------------------
----------------- ----------- ----------- -------------------
ISP activity      $4,397,386  $4,786,107        +8,84
----------------- ----------- ----------- -------------------
----------------- ----------- ----------- -------------------
Int. Leased line  -           $1,917,399         N/A
----------------- ----------- ----------- -------------------
----------------- ----------- ----------- -------------------
VOIP              -           $1,310,622         N/A
----------------- ----------- ----------- -------------------
----------------- ----------- ----------- -------------------
Total             $4,397,386  $8,014,128        +82,25
----------------- ----------- ---------- -------------------

----------------- ----------- --------------  ---------- ------ ------------
Revenue/country    Slovakia   Czech Republic  Romania    U.S.A.       Total
----------------- ----------- --------------  ---------- ------ ------------
----------------- ----------- --------------  ---------- ------ ------------
Revenues in 2000  $2,429,162  $1,107,399      $860,825    $-    $4,397,386
----------------- ----------- -------------  ----------- ------ ------------
----------------- ----------- -------------  ----------- ------ ------------
Revenues in 2001  $2,483,464  $1,235,875      $4,294,789  $-    $8,014,128
----------------- ----------- -------------  ----------- ------ ------------


           Total revenues from traditional Internet activities for the year ended December 31, 2001 were $4,786,107 in comparison with $4,397,386 for the year ended 2000. The increase in revenues of $388,721 was due to the effect of additional acquisitions in Slovakia in 2000 and the entry into the Romanian ISP market.

The bulk of the revenue increase was generated from the new services and most of the revenue increase can be attributed to Romania.

     In 2001, Pantel Telecommunication Rt. Hungary (a related party controlled by KPN B.V.) has become the most significant customer of the Company. Approximately 72% of the new services were invoiced to Pantel Telecommunication Rt. which represent approximately 30% of the total revenue of Euroweb International Corporation and 55% of total revenue of Euroweb Romania.


     Cost of revenues

           Cost of revenues comprise mostly telecommunication network telecom expenses which are related to the provision of access facilities to customers. This category also includes costs of phone calls in connection with VOIP services.

     Network costs were $4,906,014 in 2001 in comparison to $2,283,225 in 2000. The increase is larger than the percentage increase of revenue due to the fact that the new services have less margin than the ISP activity. The increase in cost of revenues is also due to the effect of acquisitions from 2000. There were no significant pricing policy changes within the Company during 2001.


     Operating expenses (excluding depreciation, amortization, and goodwill impairment)

           The increase in operating expenses from $3,987,023 to $4,771,898 is partly due to the acquisitions as well as the fact that most of the acquisitions were made into small owner-managed companies which were not paying competitive salaries. Since the acquisitions, the Company has increased the salaries and benefits of the acquired employees to that of the market (sometimes translating into a two-three fold increase) contributing to the increase in remuneration expenses, as well as the related SG&A expenses associated with a higher level of employees. These costs were partly consolidated in the financial statement of 2000.

In additional, the introduction of new services also required additional salaries and SG&A costs.

           Although operating costs above have increased approximately 20%, the increase must be taken in conjunction with the increase in gross profit of approximately 47%. Operating costs (excluding depreciation, amortization, and goodwill impairment) per dollar of revenue was $0.60 in 2001 compared to $0.91 in 2000, due to efficiencies realized upon consolidation of the acquired entities into the existing structure of the Company.


     Depreciation, amortization and goodwill impairment

           Amortization of goodwill and intangibles accounts for over 75% of depreciation & amortization. The goodwill amortization in 2000 was lower than in 2001 due to the fact that most of the acquisitions in 2000 were made in the middle of the year, therefore less than one years amortization was taken in that year. Depreciation of machinery and equipment has increased due to investments made in order to provide the new services.

           The goodwill impairment arises from the goodwill in the Company's books relating to various acquisitions in Slovakia. The Company has determined that the future cash flows from Euroweb Slovakia will not be able to cover the net book value of the goodwill recorded in its books over the remaining amortization period (approximately 3 years), and therefore has taken a one-time impairment writedown amounting to 60% of the pre-writedown balance as at December 31, 2001.


     Net interest income

           Net interest income has increased slightly, by USD 44,787. The major revenue source is the approximately $14 million cash which was used to purchase a Federal Home Mortgage Corporation debt security bearing interest at 4,5%. The remaining amount was invested in other securities and /or was held in interest bearing accounts.

     Equity interest in affiliate

           The profitability of Euroweb Hungary has decreased significantly compared to 2000, as a result of two major factors: (1) high competition in the Hungarian market in the ISP business resulting in falling prices (2) loss making activity and goodwill amortization of subsidiaries of Euroweb Rt. However, Euroweb Rt. -without the effect of the subsidiaries - has earned more than $265,000 in net profits.

Sale or disposal transactions

           During 2001, the Company focused purely on improving operation and introduction of new services and thus did not divest any of its assets. Consequently, no gain/loss on sale or disposals are recorded in 2001.


     Liquidity and Capital Resources

           The Company's cash, cash equivalents and marketable securities were approximately $16,140,767 as of December 31, 2001, a decrease of $2,409,864 from the end of fiscal year 2000. The decrease of cash was influenced by three major reasons: (1) loss making activity (2) necessary capital spending in order to launch the new services (3) investing $941,724 cash into repurchased treasury stocks in 2001.

           The Company has $16,140,767 of cash, cash equivalents and marketable securities compared to $ 2,740,775 total short and long term liabilities, so the Company is in a strong financial position. Management believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months. In the event the Company makes future acquisitions of Internet service providers in Central and Eastern Europe, the excess cash on hand may be used to finance such future acquisitions.



     Inflation and Foreign Currency

           The Company maintains its books in local currencies, the Hungarian forint for Euroweb Rt., Czech koruna for Euroweb Czech Republic and the Slovak koruna for Euroweb Slovakia. However, given the hyper-inflationary situation in Romania, the U.S. dollar is used as the functional currency.


           The US dollar has not strengthened significantly in 2001 compared to 2000 on international currency markets during the year. Although the local currencies/U.S. dollar exchange rate in these countries increased, it represented an effective devaluation during 2001 of less than 4%.



     Effect of Recent Accounting Pronouncements

           In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141") was issued. Statement 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001 and requires all business combinations initiated after this date to be accounted for using the purchase method. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company is required to adopt, and has adopted, the provisions of Statement 141.

           In July 2001, Statement of Financial Accounting Standards
No. 142,"Goodwill and Other Intangible Assets" ("Statement 142") was issued. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is required to implement Statement 142 on January 1, 2002.

           Statement 142 sets forth certain transition provisions which will require, amongst other things, the Company perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company is required to implement Statement 142 on January 1, 2002. The Company is evaluating the impact Statement 142 may have on its future consolidated financial statements.



           The Financial Accounting Standards Board No. 143 "Accounting for Asset Retirement Obligations" ("Statement 143") was issued in June 2001. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt the provisions of Statement 143 on January 1, 2003. The Company is evaluating the impact, if any, Statement 143 may have on its future consolidated financial statements.



           The Financial Accounting Standards Board ("FASB") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") was issued in August 2001. Statement 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business.
Statement 144 addresses the financial accounting and reporting for (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale and (iii) long-lived assets to be disposed of by sale. The Company is required to adopt the provisions of Statement 144 on January 1, 2002. The Company is evaluating the impact, if any, Statement 144 may have on its future consolidated financial statements.

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

           Dependence on Key Personnel; Limited Management; Need for Qualified Management and Other Personnel. The success of the Company will be dependent on the personal efforts of Csaba Toro, Vice President-International, Managing Director (COO) of all European Operations, Frank R. Cohen, Chairman of the Board, Treasurer (CFO), and Robert Genova, President, CEO. The loss of the services of any of such individuals could have a material adverse effect on the Company's business and prospects. The Company does not have and does not intend to obtain "key-man" insurance on the life of any of its officers. The success of the Company is largely dependent upon its ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to hire or retain additional qualified management. The inability to attract and retain qualified management and other personnel will have a material adverse effect on the Company.

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

           We recognize as the main competitors of Euroweb Slovakia, 4 of the largest or most active providers in Slovakia: Nextra, GTS Inec, SLOVANET and the incumbent telecom operator, Slovak Telecom, are also providing internet services. The first two players have a customer base similar to that of the Company's.

           Romania's Internet market is in the initial phase of development. At present, other then Euroweb Romania, there are two other data transmission companies providing internet services, which also cover the entire territory of
Romania: Global One Romania, and Logic Telecom.

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

     Other factors affecting shareholders/investors

     Possible Future Capital Needs. The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months and has currently no immediate plans for acquisitions that would exceed the available funds. However, the Company may need to raise additional funds in order to support more rapid expansion, acquire complementary businesses or technologies or take advantage of unanticipated opportunities through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products or take advantage of future opportunities either of which could have a material adverse effect on the Company's business, results of operations and financial condition.

           No Dividends. The Company does not currently intend to pay cash dividends on its common stock and does not anticipate paying such dividends at any time in the foreseeable future. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

     Potential Issuance of Additional Common and Preferred Stock. The Company is currently authorized to issue up to 60,000,000 shares of common stock and intends to amend its Certificate of Incorporation so as to decrease the number of authorized shares of common stock from 60,000,000 to 12,500,000. To the extent of such authorization, the Board of the Company will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Company is also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board. To the extent of such authorization, such designations may be made without stockholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

     Tender Offer and Related Litigation

           On February 20, 2002, Everest International Corp., a Delaware corporation ("Purchaser"), an indirect wholly-owned subsidiary of KPN launched a tender offer for the purpose of acquiring all of the outstanding shares of Common Stock of the Company (the "Shares"), including those currently owned by KPN, at a price of $2.25 per Share, net to the seller in cash, without interest.

           A special committee (the "Special Committee") consisting of the three directors of the Company not affiliated with KPN, Messrs. Cohen, Genova and Yellin, was formed to evaluate Purchaser's offer from the perspective of stockholders of the Company not affiliated with KPN. On March 4, 2002, the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 (the "Schedule 14D-9") with the Securities and Exchange Commission containing the recommendation of the Special Committee that the stockholders of the Company reject the Purchaser's offer and not tender their shares. A copy of the Schedule 14D-9 was mailed to each stockholder of the Company.

           On March 8, 2002, the Company was served with a complaint filed in Delaware Chancery Court by Suan Investments Inc. against, among others, the Company, Purchaser, KPN and the individual directors of the Company, including the members of the Special Committee.

           The complaint alleges, among other things, that the consideration offered by KPN is "unfair and inadequate" and that the "intrinsic value of [the Company's] publicly owned shares is materially in excess of the amount offered". The complaint also alleges that the documents disseminated to the Company's unaffiliated stockholders by KPN and its affiliates in respect of the tender offer are "materially false and misleading" and that KPN, "with the acquiescence of the individual defendants, has breached and will continue to breach its fiduciary duties ... by engaging in improper overreaching and self-dealing in pursuing the proposed transaction."

           According to the complaint, plaintiff is seeking, among other things, to recover unspecified damages and costs and to enjoin or rescind the tender offer and all related transactions contemplated in the Purchaser's tender offer documents.

           A complaint containing similar allegations and seeking similar relief was filed in Delaware Chancery Court by Laurence Paskowitz on March 5, 2002 against the Company and the other defendants in the Suan Investments action.

           In light of the fact that the Special Committee recommended that the Company's stockholders reject KPN's offer of $2.25 per Share, it is not clear what relevance, if any, these actions have for the Company or for the individual directors who serve on the Special Committee.

           On March 19, 2002 KPN announced that it was extending its tender offer until 5:00 p.m. New York City time, on April 4, 2002 and raising the offer price from $2.25 per Share to $2.70 per Share. KPN also announced in connection with this increased offer price that the plaintiffs in the two Delaware actions had agreed in principle to settle their litigation in connection with the increase in the offer price to $2.70 per Share. KPN stated that the $2.70 price per Share represented the maximum price that it would be prepared to pay to acquire Shares in its tender offer.

           Also on March 19, 2002, an offer was made to KPN, for all of its common stock of the Company at $2.50 per share. The offer was made by Mr. Peter Klenner, a founder and former CEO of the Company. In his offer letter to KPN Mr. Klenner indicates that it is his intention to keep the Company public and merge it with AMTEL Hang es Internet Kommunikacio Magyarorszag Kft. (a Hungarian virtual network operator with offices in Hungary and Slovakia) and Malibu Telecommunications Ltd. (a Maltese company with a data network licence to provide voice telephone services to select customers in Malta), with AMTEL being the surviving entity. As a condition of this merger, the Company would be required to issue 1,300,000 of its common shares plus 500,000 options exerciseable at $3.50 per share to AMTEL's shareholders. The merged entity would be obliged to pay the shareholders selling the Company's stock. The offer letter further states that the $2.50 per share will be offered to all other stockholders if KPN accepts this offer. No timetable is provided in the offer document.

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





Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           The following table sets forth certain information regarding the executive officers and directors of the Company as of March 18, 2002.

Name             Age  Position with Company
--------------  ----  --------------------------------------------
Frank R. Cohen   81   Chairman of the Board, Chief Financial Officer
Robert Genova    60   President, Chief Executive Officer
Csaba Toro       36    Vice President, International Managing Director (COO)
Marten Pieters   49   Director
Rob Van Vliet    47   Director
Gerald Yellin    67   Director


           Frank R. Cohen, age 81, is Chief Financial Officer, and has been a Director and Secretary of the Company since its inception in 1992, and has been Chairman of the Board since February 6, 1997. Mr. Cohen has been an attorney at law in the City of New York since 1946.

           Robert Genova, age 60, has been a Director, President and Treasurer of the Company from September 1998 to October 1999. Since October 1999 Mr. Genova has held the position of Chief Executive Officer and President of the Company. Prior to holding such positions with the Company, Mr. Genova had been a management and financial consultant to the Company since 1992 and to other companies since 1990.

           Csaba Toro, age 36, has been Vice President of the Company since September 1998, and has also been the Company's International Managing Director
(COO) of all European Operations since October 1999. In February 2001, he also became COO of Pantel and was promoted to CEO in February 2002. From 1997 to 1999, Mr. Toro was managing director of the Company's Hungarian subsidiary. Prior thereto, since 1994, he was managing director of ENET Kft., which was acquired by the Company in 1997.

           Marten Pieters, age 49, has been a Director of the Company since February 2000. Mr. Pieters is also a member of KPN's Board of Management and, in such capacity, is responsible for KPN's international activities in Europe and the United States. He has also been on the Supervisory Board of KPNQwest, a facilities-based, pan-European provider of datacentric IP protocol-based services, since 1999. Mr. Pieters currently holds seats on the supervisory boards of various operators including Cesky Telecom and Xantic. Marten Pieters is a graduate in Dutch law and completed a postgraduate course in Economics in 1977.

     Rob van Vliet, age 47, has been a Director of the Company since May 2000. Mr. van Vliet is since 1998 responsible within KPN for the international IP/data activities as developed in KPNQwest and Euroweb. Mr. van Vliet currently holds a seat on the board of PanTel. Since March 1, 2002 he became CEO of Vision Networks Holdings with cable TV operations in Poland and the Czech Republic. During the period from November 1998 until January 2000 he was also a member of the Supervisory Board of Planet Internet, a consumer ISP in Belgium. From 1993 until 1998 Mr. van Vliet was active as Project Director for KPN's international acquisitions in Central and Eastern Europe.

     Gerald Yellin, age 67, has been the Vice-President of the Investment Banking House of Bear Stearns & Company, Inc. since 1975. Mr. Yellin worked for Bear Stearns for 28 years, and is a graduate from Temple University, PA.

           Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors.


ROLE OF THE BOARD

              Pursuant to Delaware law, our business, property and affairs are managed under the direction of our board of directors. The board has responsibility for establishing broad corporate policies and for the overall performance and direction of EWEB, but is not involved in day-to-day operations. Members of the board keep informed of our business by participating in board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with our executive officers.


2001 BOARD MEETINGS

              In 2001, the board met 5 (five) times. No director attended less than 75% of all of the combined total meetings of the board and the committees on which they served in 2001.


BOARD COMMITTEES

Audit Committee

              The audit committee of the board of directors reviews the internal accounting procedures of the company and consults with and reviews the services provided by our independent accountants. During 2001, the audit committee consisted of Messrs. Frank R. Cohen, Gerald Yellin and Jerome Volkman. The audit committee held one meeting in 2001.

Compensation Committee

              The compensation committee of the board of directors i) reviews and recommends to the board the compensation and benefits of our executive officers; ii) administers our stock option plans and employee stock purchase plan; and iii) establishes and reviews general policies relating to compensation and employee benefits. In 2001, the compensation committee consisted of Messrs. Frank R. Cohen, Marten Pieters and Rob van Vliet. No interlocking relationships exist between the board of directors or compensation committee and the board of directors or compensation committee of any other company. During the past fiscal year the Compensation Committee had one (1) meeting.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more then 10 percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

           Specific due dates for such reports have been established by the Commission and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2001. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2001, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

POLICY WITH RESPECT TO SECTION 162(m)

           Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, unless an appropriate exemption applies, a tax deduction for the Company for compensation of certain executive officers named in the Summary Compensation Table will not be allowed to the extent such compensation in any taxable year exceeds $1 million. As no executive officer of the Company received compensation during 2001 approaching $1 million, and the Company does not believe that any executive officer's compensation is likely to exceed $1 million in 2002, the Company has not developed an executive compensation policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Code.

Item 10.   EXECUTIVE COMPENSATION

           The following table sets forth information concerning the annual and long term compensation of the Company's Chief Executive Officer and Chief Financial Officer, the latter being the only executive officers of the Company whose annual salary and bonus exceeds $100,000, during the Company's 1999, 2000 and 2001 fiscal years:



                             ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                             ------------------------------------   ----------------------------------------------------------
                                                                    Restricted     Number of
                                                      Bonus and     Stock Award(s) Securities
                              Year Ended              Other Annual                 Underlying
Name and Principal Position   December 31, Salary ($) Salary ($)     ($)           Options/SARs (#)  All Other Compensation ($)

Frank R. Cohen                2001         200,000    --             --             103,000            --
Chairman of the Board
                              2000         200,000    --             --             103,000            --
Secretary
                              1999         200,000    --             --             103,000            --
Treasurer (C.F.O.)

Robert Genova                 2001         350,000    --             --              94,000            --
President                     2000         350,000    --             --              94,000            --
Chief Executive Officer       1999         350,000    --             --              94,000            --

                                       19

The following tables set forth the information concerning individual grants of stock options and appreciation rights during the last fiscal year to each of the Company's executive officers named above.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were no grants of Stock Options/SAR made to the named Executives during the fiscal year ended December 31, 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR
VALUES

Name        Number of Shares  Value         Number of Securities Underlying     Value of Unexercised In-the-Money
            Acquired on       Realized ($)  Unexercised Options at Fiscal Year  Options at Fiscal Year End *
            Exercise (#)                    End (#)
                                            Exercisable/Unexercisable           Exercisable/Unexercisable
Robert Genova   - 0 -           - 0 -       94,000/0                            $0.00
Frank R. Cohen  - 0 -           - 0 -       103,000/0                           $0.00

* Fair market value of underlying securities (calculated by subtracting the exercise price of the options from the closing price of the Company's Common Stock quoted on the Nasdaq as of December 31, 2001), which was $1.81 per share.

EMPLOYMENT AND MANAGEMENT AGREEMENTS

           The Company entered into six-year agreements with its Chairman of the Board, Frank R. Cohen ("Cohen"), its President, Robert Genova ("Genova") and its Vice President, Csaba Toro ("Toro") on October 18, 1999, commencing January 1, 2000. The agreements provide for annual compensations of $200,000, $350,000 and $96,000 for the Chairman of the Board, President and Vice President of the Company, respectively, and terminate on December 31, 2005.

           The agreements further provide that, if employment is terminated other than for willful breach by the employee, or for cause or in event of a change in control of the Company, then the employee has the right to terminate the agreement. In the event of any such termination, the employee will be entitled to receive the payment due on the balance of his employment agreement.

           The Company has no pension or profit sharing plan or other contingent forms of remuneration with any officer, director, employee or consultant.

           There were no changes in the Employment and Management Agreements in the last fiscal year.

DIRECTOR COMPENSATION

           Directors who are also officers of the Company are not separately compensated for their services as a director. Directors who are not officers receive cash compensation for their services: $2,000 at the time of agreeing to become a Director; $2,000 for each Board Meeting attended either in person or by telephone; and $1,000 for each Audit Committee Meeting attended either in person or by telephone; however, non-employee directors are reimbursed for their expenses incurred in connection with attending meetings of the Board or any committee on which they serve and are eligible to receive awards under the Company's 1993 Stock Option Plan (described below). No stock option awards were made to non-employee directors as of March 22, 2002.

STOCK OPTION PLAN

           The Company's 1993 Stock Option Plan (the "Plan") permits the grant of options to employees of the Company, including officers and directors, who are serving in such capacities. An aggregate of 134,000 shares of Common Stock are authorized for issuance under the Plan. At December 31, 2001, 44,500 options were available under the Plan. The Plan provides that qualified and non-qualified options may be granted to officers, directors, employees and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. No options were granted to any officers, directors or employees of the Company during the year ended December 31, 2001.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information with respect to the beneficial ownership of the Common Stock as of March 18, 2002 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; and (iii) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.
                                   Shares
Name and Address                   Beneficially Owned (1)    Percent Owned (1)
---------------------------------- ------------------------- ------------------
KPN Telecom B.V.                   2 ,461,014                52%
Maanplein 5
The Hague, The Netherlands

Frank R. Cohen                     105,000 (2)               2.23%
445 Park Avenue
New York, NY 10022

Robert Genova                      121,600 (3)               2.58%
CSM 65 West Main Street
Chester, NJ 07930

Csaba Toro                         97,000(4)                 2.05%
1122 Budapest
Varosmajor utca 13
Hungary

Marten Pieters                     0                         0
KPN Telecom B.V.
Maanplein 5
The Hague, The Netherlands
                                   0                         0
Rob van Vliet KPN Telecom B.V.
Maanplein 5
The Hague, The Netherlands

Gerald Yellin                      0                         0
500 E. 83rd Street
New York, NY 10028

Jerome Volkman(5)                  0                         0
60 E. 42nd Street
New York, NY 10165

All Officers and Directors as a    323,600                   6.84%
Group (7 Persons)
----------------------------
 (1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after April 10, 2002. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on April 10, 2002 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
 (2) Mr. Cohen owns, directly or indirectly, 2.23% of the issued and outstanding shares of the Company. Mr. Cohen owns 2,000 shares directly and has options to purchase 103,000 shares.
 (3) Mr. Genova owns, directly or indirectly, 2.58% of the issued and outstanding shares of the Company. Mr. Genova owns 27,600 shares directly and has options to purchase 94,000 shares.
 (4) Mr. Toro owns, directly or indirectly, 2.05% of the issued and outstanding shares of the Company represented by options to purchase 97,000 shares.
 (5)       Mr. Jerome Volkman, Director, died on February 13, 2002.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 1999, the Company loaned Mr. Toro $150,000 for the purpose of purchasing an apartment condominium in Budapest. The loan bears interest at the rate of 11 1/2% per annum and is secured both by Mr. Toro's employment contract and by a lien on the property. Mr. Toro repaid the loan in full in 2001.

           Management believes that the transaction with Mr. Toro was made on terms no less favorable to the Company than those available from unaffiliated parties. It is intended that any future transactions with officers, directors and affiliates of the Company will be made on terms no less favorable to the Company than those available from unaffiliated parties.

                                    PART IV

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits (numbers below reference Regulation S-B, Item 601)
  (2) Subscription Agreement and Option Agreement with KPN(23)
  (3) (a)  Certificate of Incorporation filed November 9, 1992(2)
      (b)  Amendment to Certificate of Incorporation filed July 9, 1997 3
      (c)  By-laws(2)
  (4) (a)  Form of Common Stock Certificate(2)
      (b)  Form of Underwriters' Warrants to be sold to Underwriters(2)
      (c) Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing(2)
      (d) Form of 10% Convertible Debenture used in connection with offshore private placement financing pursuant to Regulation S 4
      (e) Form of Common Stock Purchase Warrant in connection with private placement financing under Section 506 of Regulation D(4)
  (10)(a) Consulting agreement between Registrant and Klenner Securities Ltd(2)
      (b) Consulting agreement between Registrant and Robert Genova(2)
      (c) Consulting agreement between Registrant and Laszlo Modransky(2)
      (d) 1993 Incentive Stock Option Plan(2)
      (e) Sharing agreement for space and facilities between
        Registrant and Hungarian Telephone and Cable Corp.(2)
      (f) Articles of Association (in English) of Teleconstruct
        Building Corp. (2)
      (g) Articles of Association (in English) of Termolang Engineer and Construction Ltd. (2)
      (h) Letter of intent between Teleconstruct Building Corp. and
        Pilistav(2)
      (i) Employment agreement between Registrant and Robert Genova and termination agreement dated February 5, 1997 5
      (j) Employment agreement between Registrant and Peter E. Klenner(2) and termination agreement dated October 30, 1996, and agreement for sale of condominium unit to M&A as amended(4)
      (k) Employment agreement between Registrant and Frank R. Cohen(2) and modification of employment agreement(4)
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
      (s) Employment Agreement between Registrant and Imre Kovats(4)
      (t) Employment Agreement between Registrant and Csaba Toro(4)
      (u) Promissory Note from Registrant to HBC(4)
      (v) Communication Services Agreement between Registrant and MCI Global Resources, Inc.6
      (w) Lease and Option Agreement for Building B as of April 1, 1998 with Hafisa Kft.7
      (x) License Agreement between Gric Communications, Inc. and EuroWeb International Corp.(5)

      (y) Consulting Agreement between Registrant and Eurus Capital Corporation and Rescission Agreement8
         (y)(i) Agreement rescinding Option Agreement with Eurus Capital Corporation9
      (z)Financial Consulting Agreement between Registrant and J.W. Barclay & Co., Inc.10
      (aa)Mergers and Acquisitions Agreement between Registrant and J.W.
        Barclay11
      (bb)Placement Agreement between Registrant and J.P. Carey, Inc. and form
        of Placement   Agent   Warrants   issued  in
        connection with private placement   financing12
      (cc)Private Placement Agreement between Registrant and Peter E. Klenner13
      (dd)Employment Agreement between Registrant and Csaba Toro14
      (ee)Employment Agreement between Registrant and Robert Genova15
      (ff)Employment Agreement between Registrant and Frank R. Cohen16
      (gg)Placement Agreement between Registrant and JP Carey Securities Inc. and Warrant Agreement in connection with private placement financing17
      (hh)Private Placement Agreement between Registrant and M&A Management18
      (ii)Form of Subscription Agreement in connection with private offering of common stock and Warrants pursuant to Rule 506 of Regulation D under
        Section 4(2) of the Securities Act of 1933 19
      (jj)Acquisition Agreement between Registrant and Luko Czech Net, 5.1.0. dated June 11, 1999 20
      (kk)Acquisition Agreement between Registrant and Slavia Capital, O.C.P., a.s. dated July 2, 1999 21
      (ll)Acquisition Agreement between Registrant and Eunet Slovakia s.r.o. dated July 14, 1999 22
      (mm)Acquisition Agreement between Registrant and shareholders of Dodo, s.r.o. dated August 5, 1999 23
      (nn)Acquisition Agreement between Registrant and shareholders of Mediator S.A. dated May 17, 2000 28 and Amendment thereto on August 28, 2000 29.

   (16)(a)Letter on Change in Certifying Accountant24
       (b)Letter by Former Accountant Agreeing with Company's Statements.(24)
   (22)(a)Proxy Statement for Special Meeting of Stockholders.25
       (b)Press Release on Adjournment of Special Meeting.26
       (c)Press Release on Results of Vote.27

---------------------------
2 Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
3 Filed with Form 10-QSB for quarter ended June 30, 1998.
4 Filed with Form 8-K as of February 17, 1994
5 Filed with Form 10-KSB for year ended December 31, 1996
6 Filed with Form 10-QSB for quarter ended September 30, 1997.
7 Filed with Form 10KSB for year ended December 31, 1997.
8 Filed with Amendment No. 1 to Registration Statement 333-52841
9 Filed with Amendment No. 2 to Registration Statement 333-52841
10 File with Amendment No. 1 to Registration Statement 333-52841
11 Filed with Amendment No. 1 to Registration Statement 333-52841
12 Filed with Form 8-K as of October 14, 1998
13 Filed with Form 8-K as of October 14, 1998
14 Filed with Form 8-K as of October 14, 1998
15 Filed with Form 8-K as of October 14, 1998
16 Filed with Form 8-K as of October 14, 1998
17 Filed with Form 8-K as of April 21, 1999
18 Filed with Form 8-K as of April 21, 1999
19 Filed with Form 8-K as of April 21, 1999
20 Filed with Form 8-K as of June 11, 1999
21 Filed with Form 10-QSB for quarter ended June 30, 1999
22 Filed with Form 10-QSB for quarter ended June 30, 1999
23 Filed with Form 10-QSB for quarter ended June 30, 1999
24 Filed with Form 8-K on December 21, 1999.
25 Filed with Form DEF 14A on December 14, 1999.
26 Filed with Form 8-K on January 12, 2000.
27 Filed with Form 8-K on February 14, 2000.
28 Filed with Form 8-K on June 27, 2000.
29 Filed with Form 8-K/A on August 28, 2000.

                           EUROWEB INTERNATIONAL CORP.


             Consolidated Balance Sheet as of December 31, 2001 and
           Consolidated Statements of Operations & Comprehensive Loss,
                  Stockholders' Equity, and Cash Flows for the
                     Years ended December 31, 2001 and 2000

                           EUROWEB INTERNATIONAL CORP.

                        Consolidated Financial Statements

                           December 31, 2001 and 2000




                                TABLE OF CONTENTS




                                                                 Page

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

                          Independent Auditors' Report



The Board of Directors and Stockholders
Euroweb International Corp.


We have audited the accompanying consolidated balance sheet of Euroweb International Corp. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the years in the two year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euroweb International Corp. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.








KPMG Hungaria Kft.
Budapest, Hungary
March 21, 2002

                           Euroweb International Corp.
                           Consolidated Balance Sheet
                                December 31, 2001

                                                                        2001
ASSETS
Current assets:
  Cash and cash equivalents (note 3)                                $ 1,512,303
  Investment in securities (note 4)                                  14,628,464
  Trade accounts receivable, less allowance for doubtful accounts of 801,436 $457,721
  Current portion of note receivable (note 5)                           194,296
  Prepaid and other current assets                                      598,484
                                                                        -------
       Total current assets                                          17,734,983

Note receivable, less current portion (note 5)                          363,976
Investment in affiliate (note 7)                                        495,187
Property and equipment, less accumulated depreciation (note 8)        1,426,604
Intangibles, less accumulated amortization (note 9)                   4,367,538
Other non-current assets (note 11)                                       20,612
                                                                         ------
     Total assets                                                   $24,408,900
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                               $638,729
  Current portion of acquisition indebtedness (note 11)                 180,000
  Other current liabilities                                             704,483
  Accrued expenses                                                      468,921
  Deferred revenues                                                     277,127
                                                                        -------
     Total current liabilities                                        2,269,260

 Loan payable (note 12)                                                  94,904
 Acquisition indebtedness, less current portion (note 11)               180,000
  Non-current portion of lease obligations (note 10)                    196,611

     Total liabilities                                                2,740,775

 Stockholders' equity (note 14)
 Preferred stock, $.001 par value - Authorized 5,000,000 shares;
    no shares issued or outstanding                                           -
 Common stock, $.001 par value - Authorized 60,000,000 shares;
    issued and outstanding 4,665,326 shares                              24,129
 Additional paid-in capital                                          48,227,764
 Accumulated deficit                                               (25,325,033)
 Accumulated other comprehensive loss                                 (143,323)
 Treasury stock - 175,490 common shares, at cost
                                                                    (1,115,412)
    Total stockholders' equity                                      21,668,125
                                                                     ----------

 Commitments and contingencies (note 16)

    Total liabilities and stockholders' equity                     $24,408,900
                                                                   ===========

     See accompanying notes to consolidated financial statements.

                           Euroweb International Corp.
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2001 and 2000

                                                                     2001                   2000
                                                                     ----                   ----

Revenues                                                      $ 8,014,128            $ 4,397,386
Cost of revenues                                                4,906,014              2,283,225
                                                                ---------              ---------
   Gross profit                                                 3,108,114              2,114,161

Operating expenses
   Compensation and related costs                               2,001,191              1,759,823
   Consulting, professional and directors fees                    977,951                792,965
   Other selling, general and administrative expenses           1,792,756              1,434,235
   Goodwill impairment (Note 9)                                 1,507,759                      -
   Depreciation and amortization                                2,905,012              1,983,631
                                                                ---------              ---------
               Total operating expenses                         9,184,669              5,970,654
                                                                ---------              ---------

Loss from operations                                          (6,076,555)            (3,856,493)

   Net interest income                                            948,803                904,016
   Equity in net (loss)  income of affiliate  (Note 7)           (455,261)               201,402
   Loss on equity adjustment by affiliate                               -                (12,250)

Loss before income taxes and minority interest                 (5,583,013)            (2,763,325)
Provision for income taxes                                              -                   -

Minority interests                                                      -                  5,050
                                                             -------------           -----------

Net loss                                                       (5,583,013)            (2,758,275)

Other comprehensive gain (loss)                                  (129,312)                85,391
                                                                ----------           -----------


Comprehensive loss                                           $ (5,712,325)           $(2,672,884)
                                                            =============            ============

Net loss per share, basic and diluted                              (1.17)               (.63)


Weighted average number of shares outstanding,                  4,771,804             4,398,940
basic and diluted


     See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 and 2000


                                                                                           Accumulated
                                                             Additional                    Other
                                                                                                                       TOTAL
                                           Common Stock      Paid-in       Accumulated     Comprehensive  Treasury  Stockholders'
                                           ------------
                                       Shares*    Amount     Capital       Deficit         Gains(Losses)  Stock      Equity
                                      --------    ------     -------       --------        ------------   -----     ------------
Equity
Balances, December 31, 1999             2,099,536   $10,423   $26,915,816   $(16,983,745)     $(99,402)   $-         $9,843,092
                                        =========   =======   ===========   ============      ========    =====      ==========
Issuance of shares for cash (net of     2,461,013    12,305    18,765,415               -            -       -       18,777,720
placement costs of $260,620)
Exercise of stock warrants                262,267     1,311     2,404,123               -            -       -        2,405,434
Exercise of stock options                  18,000        90       142,410                                               142,500
Foreign currency translation loss               -         -             -               -     (86,997)       -          (86,997)
Unrealized gain on securities available         -         -             -               -      172,388       -          172,388
for sale
Net loss for the period                         -         -             -     (2,758,275)            -       -       (2,758,275)
Treasury stock                           (39,120)         -             -               -            -    (173,688)    (173,688)
                                         -------- ---------  ------------ -----------------  ----------   ---------  ----------

Balances, December 31, 2000             4,801,696   $24,129   $48,227,764   $(19,742,020)    $(14,011)   $(173,688) $28,322,174
                                        =========   =======   ===========   ============     =========    ========= ===========

Foreign currency translation gain               -         -             -               -     16,642              -      16,642
Unrealized gain on securities available         -         -             -               -     26,434              -      26,434
for sale
Reclassification adjustment for gain            -         -             -               -  (172,388)              -    (172,388)
included currently in net income
Net loss for the period                         -         -             -     (5,583,013)            -            -  (5,583,013)
Treasury stock                          (136,370)         -             -               -            -    (941,724)    (941,724)
                                        --------- ---------  ------------- --------------- -----------   ----------  ----------

Balances, December 31, 2001             4,665,326   $24,129   $48,227,764   $(25,325,033)   $(143,323)  $(1,115,412) $21,668,125
                                        =========   =======   ===========   ============   ===========  ============ ===========


* restated to reflect 1 for 5 reverse stock split




     See accompanying notes to consolidated financial statements

                           Euroweb International Corp.
                      Consolidated Statements of Cash Flows
                      Year Ended December 31, 2001 and 2000


                                                                                      2001            2000
                                                                                      ----            ----
Cash flows from operating activities:
   Net loss                                                                      $(5,583,013)   $(2,758,275)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                   2,905,012       1,983,631
   Goodwill impairment                                                             1,507,759               -
   Amortization of discount on acquisition indebtedness (note 10)                     24,945          14,790
   Loss on equity adjustment by Euroweb Rt.                                                -          12,250
   Equity in net loss (income) of affiliate                                          455,261       (201,402)
   Provision on doubtful accounts                                                     81,893         131,205
   Foreign currency loss                                                            (10,846)          84,845
   Realized gain on sale of investment securities                                  (194,540)           5,050
   Interest income on investment securities                                        (599,824)               -
                                                                                           -               -
Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                             (468,346)       (193,890)
   Prepaid and other assets                                                           54,865       (281,016)
   Accounts payable, other current liabilities and accrued expenses                  430,290         103,042
   Deferred revenue                                                                   64,874          26,339
                                                                                  -----------    -----------
           Net cash used in operating activities                                 (1,331,670)     (1,073,431)
                                                                                  -----------    -----------


Cash flows from investing activities:
   Certificates of deposit purchased                                                       -       1,052,779
   Investment in securities                                                     (14,002,206)    (14,005,460)
   Maturity of securities                                                         14,200,000               -
   Payment of acquisition indebtedness                                             (180,000)               -
   Repayments of notes receivable                                                    146,820         152,817
   Repayment of loan receivable                                                       86,682          81,526
   Acquisition of property and equipment, intangibles                              (970,784)     (2,034,796)
   Acquisition of Internet companies net of cash used                                      -     (3,633,884)
                                                                                ------------     -----------
           Net cash used in investing activities                                   (719,488)    (18,387,018)
                                                                                ------------    ------------

Cash flows from financing activities:
   Payments to acquire treasury stock                                              (941,724)       (173,688)
   Principal payments under capital lease obligations                                124,590        (33,769)
   Repayment of loan payable                                                               -        (85,094)
   Proceeds from issuance of common stock                                                  -      21,325,654
                                                                                  ----------      ----------
          Net cash (used in) provided by financing activities                      (817,134)      21,033,103
                                                                                 -----------     -----------

Effect of foreign exchange rate changes on cash                                        7,812        (14,942)
                                                                                 -----------      ----------

Net (decrease) increase in cash and cash equivalents                             (2,860,480)       1,557,712
Cash and cash equivalents, beginning of year                                       4,372,783       2,815,071
                                                                                   ---------       ---------
Cash and cash equivalents, end of year                                            $1,512,303      $4,372,783
                                                                                  ==========      ==========

Supplemental disclosure of cash transactions:
Interest paid                                                                        $69,526         $45,473

Non-cash transactions:
Debt acquired on acquisition of subsidiaries                                              -         $643,734

     See accompanying notes to consolidated financial statements.
                                      F-6

                   Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



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

In 2001, the company introduced new services. The revenues now come from the following three sources:

(1) ISP business (Internet access, Content and Web services, Other services)
(2)        International leased line, IP data services
(3)        Voice over IP services

For the services in point (2) and (3), the main customer of the Company in 2001 was Pantel Telecommunication Rt, Hungary, a related party. The majority owner of Euroweb International Corporation and Pantel Telecommunication Rt is KPN Telecom BV, the Netherlands.

2.  Summary of Significant Accounting Policies

      (a) Principles of consolidation and basis of presentation

           The consolidated financial statements comprise the accounts of the Company and its controlled subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

           The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

      (b) Use of estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company include the period of benefit and recoverability of goodwill and other intangible assets.

      (c)  Fair value of financial instruments

           The carrying values of cash equivalents, investment in debt securities, notes and loans receivable, accounts payable, loans payable and accrued expenses approximate fair values.
                                      F-7

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

           Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.
                                      F-8

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

           The Company records as income its share of the earnings of Euroweb Hungary Rt., net of goodwill amortization. Dividends are credited against the investment account when declared. The excess of the carrying value of the Company's investment over its equity in the fair value of the underlying net assets (goodwill) of approximately $586,000 at the acquisition date has been amortized over the three years ended December 31, 2001.

      (j) Property and equipment

           Property and equipment are stated at cost, less accumulated depreciation. Equipment purchased under capital lease is stated at the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of equipment using the straight-line method over the shorter of estimated useful lives of up to four years or the lease term.

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

      (l) Net loss per share

           The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings(loss) per share include no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the years ended December 31, 2001 and 2000, which were not included in the computation of diluted net loss per share because they were antidilutive.

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

      (n) Business segment reporting

           The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and
           Related Information," ("SFAS No. 131"). SFAS No. 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management has determined that the Company operates in one industry segment, providing Internet access and additional value added services to business customers. Substantially all of the Company's revenues are derived from the provision of such services.

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

     (q) Recent accounting pronouncements

           In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141") was issued.
           Statement 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001 and requires all business combinations initiated after this date to be accounted for using the purchase method. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company is required to adopt, and has adopted, the provisions of Statement 141.

           In July 2001, Statement of Financial Accounting Standards
           No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") was issued. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is required to implement Statement 142 on January 1, 2002.

           Statement 142 sets forth certain transition provisions which will require, amongst other things, the Company perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company is required to implement Statement 142 on January 1, 2002. The Company is evaluating the impact Statement 142 may have on its future consolidated financial statements.


           The Financial Accounting Standards Board No. 143 "Accounting for Asset Retirement Obligations" ("Statement 143") was issued in June 2001. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt the provisions of Statement 143 on January 1, 2003. The Company is evaluating the impact, if any, Statement 143 may have on its future consolidated financial statements.

           The Financial Accounting Standards Board ("FASB") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") was issued in August 2001. Statement 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. Statement 144 addresses the financial accounting and reporting for (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale and (iii) long-lived assets to be disposed of by sale. The Company is required to adopt the provisions of Statement 144 on January 1, 2002. The Company is evaluating the impact, if any, Statement 144 may have on its future consolidated financial statements.



3.    Cash Concentration

At December 31, 2001, cash and cash equivalents included $778,015 on deposit with a U.S. money market fund.

4.    Investment in Securities

On February 15, 2001, the Company purchased a discount note of Federal National Mortgage Assn. The note has a face value of $14,650,000, and was purchased for $ 14,002,206. The note matures on January 25, 2002. Of the $626,258 difference between the market value as of December 31, 2001 and the purchase price, $599,824 is recorded as interest income on securities calculated with an effective interest rate of 4,5%, while the remaining $26,434 has been recorded as other comprehensive income.


5.  Notes Receivable

In December 1998, the Company sold its entire shareholdings in a wholly-owned Hungarian subsidiary, Teleconstruct Epitesi, for $1,500,000. The sale was satisfied by a payment of $500,000 in January 1999 and the issuance of a promissory note for $1,000,000 payable in sixty equal monthly installments, including interest at approximately 7.3% per annum. The note is collateralized by the building.

6.   Acquisitions

During the years ended December 31, 2000 the Company, through its subsidiaries, acquired the entities described below, which were accounted for by the purchase method of accounting. There were no new acquisitions in 2001.

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

The following unaudited pro-forma information presents a summary of consolidated results of operations of the Company and the significant acquisitions described above as if the acquisitions had occurred at January 1, 2000.

----------------------- -------------------------------------
                                 December 31, 2000
----------------------- -------------------------------------
----------------------- -------------------------------------
Revenues                             5,503,579
----------------------- -------------------------------------
----------------------- -------------------------------------
Net loss                            (3,187,169)
----------------------- -------------------------------------
----------------------- -------------------------------------
Net loss per share                     (.72)
----------------------- -------------------------------------



7.  Affiliate, carried on an equity basis

The Company's consolidated statement of operations for the years ended December 31, 2001 and 2000 include the Company's equity interest in the net income of Euroweb Rt. for each period, calculated as follows:
                                                2001                  2000
                                                ----                  ----

 Revenues                                     $ 4,615,081       $ 4,909,413

 Gross profit                                   3,061,715         2,927,825

 Net (loss) income from operations              (542,122)           798,006

 Net (loss) income                             $(542,122)       $   798,006
                                               ==========          ========

 Company's 49% equity in net (loss) income     (265,640)            391,023
 Amortization of goodwill related to
 the Company's investment                      (189,621)           (189,621)
                                               ---------          ----------

 Equity in net income of affiliate            $(455,261)         $   201,402
                                               =========            ========

Since the functional currency of the affiliate is the Hungarian forint, the Company's net investment in the affiliate has been increased by its share of the translation gain ($10,846) arising upon conversion of the affiliate's financial statements into US dollars. This amount has also been recorded in other comprehensive gain (loss).

8. Property and equipment

     Property and equipment as at December 31, 2001 and 2000 were as follows:

                                    2001                       2000
                                    ----                       ----

   Software                          $ 9,653                $ 61,151
   Internet equipment              2,289,905               1,237,619
   Vehicles                          296,859                 335,711
   Other                              73,395                  64,546
                                   ---------                ----------

     Total                          2,669,811              1,699,027
     Less accumulated depreciation (1,243,207)              (548,938)
                                   -----------             ----------
                                  $ 1,426,604            $ 1,150,089
                                  ===========            ===========

Depreciation charged during 2001 and 2000 was $ 694,269 and $458,613 respectively.


9. Intangible assets

     Intangible assets as at December 31, 2001 and 2000 consist of the following:

                                            2001           2000
                                            ----           ----

  Customer lists                      $1,150,000       $ 1,150,000
  Goodwill                             8,863,455         8,863,455
                                       ---------          --------
    Total                            10,013,455         10,013,455
    Less impairment writedown        (1,507,759)              -
    Less accumulated amortization   (4,138,158)        (1,927,415)
                                    -----------        -----------
                                    $4,367,538         $ 8,086,040
                                    ===========        ===========

Amortization charged during 2001 and 2000 was $2,210,743 and $1,525,018 respectively. The customer lists were obtained during the course of an asset purchase of a Romanian company (See Note 6-Acquisitions).

The Company has recognized an impairment loss of $1,507,759 on the goodwill of Euroweb Slovakia as the future cash flows over the remaining useful life are not expected to be sufficient to cover the net book value of the goodwill in the Company's books. Therefore, the Company has written down the asset to an amount which can be recovered within the remaining useful life.

10. Leases

The Company is committed under various capital leases, which expire over the next three years. The amount of assets held under capital leases included in property and equipment is as follows:

                                          2001          2000
                                          ----          ----

 Internet equipment                   $307,702      $ 78,534

 Vehicles                              188,523       150,199
                                       -------       -------

   Total                               496,225      228,733
   Less accumulated depreciation      (200,702)     (57,233)
                                     ---------      --------
                                      $295,523      $171,500
                                      ========      ========

The following is a schedule of future minimum capital lease payments (with initial or remaining lease terms in excess of one year) as of December 31, 2001:

              2002                                     $444,501

              2003                                      189,761

              2004                                       13,676
                                                         ------

  Total minimum lease payments                          647,938
  Less interest costs                                   (50,340)
                                                        -------
  Present value of future mimimum lease payments        597,598
  Less:   current installments                         (400,987)
                                                       ---------
             Non-current portion of lease obligations  $196,611
                                                       =========
The current portion of lease obligations are included in `Other current liabilities' on the Balance Sheet.

11.   Acquisition Indebtedness

In connection with the acquisition of Euroweb Romania S.A., the company assumed indebtedness of $ 540,000 from a selling shareholder (see Note 6-Acquisitions). The indebtedness is payable in three yearly installments of $180,000, commencing June 1, 2001. Due to the long-term nature of this financial instrument, this liability has been discounted using an appropriate rate, with the unamortized portion of $20,612 as of December 31, 2001 being recorded as non-current assets.


12.  Loan payable

At the date of acquisition in April 2000, Isternet SR, s.r.o. had a a loan from one of its former shareholders amounting to SKK 4,600,000 ($94,904).The loan is repayable in January 2003 and bears interest at a rate of BRIBOR ("Bratislava Inter-Bank Overnight Rate")+ 5%. The loan has been classified as non-current as the Company is not required to repay any portion of the loan in 2002.
                                      F-16

13.   Income taxes

No income taxes were payable in 2001 and 2000. The difference between the total expected tax expense (benefit) and tax expense for the years ended December 31, 2001 and 2000 is accounted for as follows:
                                     2001                    2000
                                  -----------------      ------------------
                                   Amount       %         Amount        %
                                  --------     ----      -----------  ------
Computed expected tax
  benefit                         $(1,898,224) (34.00)   $(939,531)    (34.00)

State Taxes Net of Federal Benefit  (331,631)   (5.94)    (164,142)     (5.94)

Amount Attributable to Foreign
  Operations                        1,881,245    33.7      747,547      27.05

Permanent Differences                            0.00          673       0.02

Other                                 4,893      0.09      (21,769)     (0.79)

Change in Valuation Allowance       343,717      6.16      377,222      13.65
                                   ---------     -----     -------      ------
Total benefit                           $ -      0.00%       $   -       0.00%
                                   =========     =====    ========      ======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2001 and 2000 are as follows:
                                         2001               2000
                                     ----------       ----------
    Deferred Tax Assets:
      Net Operating Loss Carryovers   $2,766,106       $2,422,389
      Capital Loss Carryovers          1,321,392        1,321,392
                                      ----------       ----------
    Gross Tax Assets                  4,087,498         3,743,781
    Valuation Allowance              (4,087,498)       (3,743,781)
                                       ----------      ----------
        Net Deferred Tax Asset           $    -           $    -
                                       ==========       ==========
The Company has incurred net operating losses from inception. Net operating loss carryovers will expire in varying amounts if unused as of the years ended December 31, 2003 - 2021. Capital loss carryovers will expire if unused as of the years ended December 31, 2002 - 2004. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings and capital gains to utilize the available carryovers. The Tax Acts of some jurisdicions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The Company has not assessed the impact of these provisions on the availability of Company loss carryovers.

14.   Stockholders' equity

In February 2000, KPN Telecom B.V. ("KPN"), a Netherlands Limited Liability Company, purchased 2,057,348 shares for $16,253,052 (net of placement costs) and was granted rights to common shares equal to all other outstanding warrants, options and other securities at $6.9 (restated to reflect one-for-five reverse stock split) per share. KPN exercised its option to purchase 303,363 shares for $2,093,201 (net of placement costs), thereby gaining control of 51% of the Company's common stock, representing voting control of the Company.

On October 24, 2000, KPN exercised its option to purchase 100,302 common shares for $692,087 (net of placement costs), in order to maintain its 51% equity interest in the Company.

The total placement costs for the above three transactions was $260,620.

On August 30, 2001, the shareholders approved a one-for-five reverse stock split of the Company's common stock. Prior period share and per share amounts have been restated to give effect to the reverse stock split.


15.  Related party transactions

In January 1999, the Company provided a loan to a vice-president comprising $150,000, repayable in monthly installments of $8,000, including interest at 11% per annum. In September 1999, the Company provided an additional loan of $100,000 to the same vice-president. Both loans were rolled into one new loan repayable in monthly installments of $8,000, including interest at 11% per annum. The new loan was collateralized by two apartment units in Budapest, Hungary. The loan was fully repaid by the end of 2001.

In 2001, Pantel Telecommunication Rt. Hungary, a subsidiary of KPN and therefore a related party, became the most significant trading partner of the Company. Approximately 55% of the revenues of Euroweb Romania (translating into 30% of the consolidated revenues of the Company) are derived from the provision of services to Pantel.

Material related party balances (with Pantel Rt.) are as follows:

Trade receivable                                 $414,322
Deferred revenues                                $122,955

Euroweb Romania also has a credit facility with Pantel Rt. of up to $500,000 repayable over two years with no interest. However, this facility has not been utilized as of December 31, 2001.

16.   Commitments and Contingencies

      (a) Employment Agreements
Employment agreements with three officers of the Company (the CFO, CEO and COO) provide for aggregate annual compensation of $646,000 through December 31, 2005.

(b) Legal Proceedings

On February 20, 2002, Everest International Corp., a Delaware corporation ("Purchaser"), an indirect wholly-owned subsidiary of KPN launched a tender offer for the purpose of acquiring all of the outstanding shares of Common Stock of the Company (the "Shares"), including those currently owned by KPN (see Note
20).

On March 8, 2002, the Company was served with a complaint filed in Delaware Chancery Court by Suan Investments Inc. against, among others, the Company, Purchaser, KPN and the individual directors of the Company.

The complaint, among other things, alleges that the documents disseminated to the Company's unaffiliated stockholders by KPN and its affiliates in respect of the tender offer are "materially false and misleading" and that KPN, "with the acquiescence of the individual defendants, has breached and will continue to breach its fiduciary duties ... by engaging in improper overreaching and self-dealing in pursuing the proposed transaction." According to the complaint, plaintiff is seeking, among other things, to recover unspecified damages and costs and to enjoin or rescind the tender offer and all related transactions contemplated in the Purchaser's tender offer documents.

A complaint containing similar allegations and seeking similar relief was filed in Delaware Chancery Court by Laurence Paskowitz on March 5, 2002 against the Company and the other defendants in the Suan Investments action.

However, KPN also announced that the plaintiffs in the two Delaware actions had agreed in principle to settle their litigation in connection with the increase in the offer price to $2.70 per Share (see Note 20).

There are no other known legal procedures that have been filed and outstanding against the Company.

17.  Stock Option Plan and Employee Options

The number of shares available on the exercise of options have been adjusted to reflect the reverse stock split of one for five that became effective on August 30, 2001. As a result of this reverse split it would require the exercise of 5 options at full exercise price to obtain 1 share of stock. During 2001, the Company did not grant any options nor were any exercised. Option numbers disclosed in this note do not incorporate the one for five reverse split.

a) Stock Options

Under the Company's Stock Option Plan (the "Plan"), an aggregate of 134,000 shares of common stock are authorized for issuance. The Plan provides that incentive and nonqualified options may be granted to officers, directors and consultants of the Company for the purpose of providing an incentive to those persons. The Plan may be administered by either the Board of Directors or a committee of three directors appointed by the Board (the "Committee"). The Board or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

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

a) Stock Options (continued)
The total number of options issued and outstanding as of December 31, 2001 pursuant to the Plan is 327,500.

No options were exercised or issued during 2001, but 110,000 expired on October 30, 2001.

(b) Employment Agreement Options

The Company has issued exercisable options pursuant to employment agreements. The total number of options issued and outstanding as of December 31, 2001 pursuant to employment agreements is 1,270,000. No options were exercised or issued and none expired during 2001.

(c) Accounting for stock-based options

Stock options and employment agreement options are all considered options which come under the guidelines of stock-based compensation. For options granted to employees at exercise prices equal to the fair market value of the underlying common stock at the date of grant, no compensation cost is recognized.

     SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: no dividends paid for all years; expected volatility of 125%; weighted average risk-free interest rates of 4.61%; and expected lives of 3 years . No grants were made in 2001. Consequently in 2001 the reported loss is the same as the pro forma loss, as all previous grants vested in the year of the grant and thus the full amount of the fair values were reflected in the pro forma loss in the year of the grants.

Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                         Year ended
                                                         December 31,
                                                     2001             2000
                                                     ----        -----------
     Net loss:
         As reported                              $(5,583,013)   $(2,758,275)
         Pro forma                                 (5,583,013)    (2,804,310)

     Basic and diluted loss per share:
         As reported                         $      (1.17)         $  (.63)
         Pro forma                                  (1.17)            (.64)

Transactions involving options granted under the Plan and Employment Agreements are summarized below:

                                      2001                           2000
                               --------------------              ---------
                                           Weighted                 Weighted
                                            average                  average
                                          exercise                  exercise
                                Options       Price    Options       Price
                                -------    --------    --------  ---------

 Outstanding, January 1,     1,707,500     $1.54       1,680,000     $1.53
 Granted                           -         -            67,500      1.50
 Exercised                         -         -           (40,000)     1.16
 Expired                      (110,000)     1.25           -           -
 Outstanding, December 31,   1,597,500      1.56       1,707,500      1.54
 Exercisable, December 31,   1,597,500      1.56       1,707,500      1.54

18.  Stock Warrants

The number of shares available on the exercise of warrants have been adjusted to reflect the reverse stock split of one for five that became effective on August 30, 2001. As a result of this reverse split it would require the exercise of 5 warrants at full exercise price to obtain 1 share of stock.

The following table summarizes information about stock warrants (not adjusted to reflect one for five reverse split) at December 31, 2001:

                                                          Weighted
                                Number                     average
                              outstanding at             remaining
                                December 31,           contractual
 Range of exercise prices      2001                           life
  ------------------------    --------------           -----------
         $ 2.20                   50,000                   2.1
         $ 2.00-2.25           1,076,731                    .25

Warrants are generally granted in connection with private placement transactions. During 2001, no warrants were exercised or granted, and none expired.

19. Segmental information

Although the Company has introduced new services in 2001, the Company does not treat these services as separate operating segments, and only revenues and gross margins by service line information is received and evaluated by top management.

The table below summarizes financial information by geographic area for the year ended December 31, 2001:



   2001                        Slovakia    Czech       Romania    Corporate     Intercompany      Total
                                                                                Eliminations
3rd party revenues            2,483,464  1,235,875   1,805,103                                    5,524,442
Related party/Intercompany                           2,443,547      308,497     (262,358)         2,489,686
Total revenue                 2,483,464  1,235,875   4,248,650      308,497     (262,358)         8,014,128

Gross profit                  1,321,945    630,089   1,109,941       46,139                       3,108,114

Depreciation/Amortization     1,301,675    689,609     911,957        1,771                       2,905,012
Goodwill impairment           1,507,759                                                           1,507,759

Interest income                   3,199      7,601       7,220    1,000,309                       1,018,329
Interest expense                 34,847      1,394       8,339       24,946                          69,526
Net interest (expense) income   (31,648)     6,207      (1,119)     975,363                         948,803

Net loss                     (2,954,243)  (751,910)   (720,841)  (1,156,019)                     (5,583,013)

Segment fixed assets, net       530,132     88,498     802,914        5,060                       1,426,604
Fixed asset additions           185,789     71,511     712,147        1,337                         970,784
Goodwill/Customerlists        1,005,260    838,582   2,523,696            0                       4,367,538


20.   Subsequent events

The investment in debt security matured on January 25, 2002. The Company has purchased United States Treasury Notes totalling $13,506,666, with a yield to maturity of 3.1%. If the Company retains the marketable securities till maturity (February 15, 2004), it will receive $14,389,000.

     On February 20, 2002, Everest Acquisition Corp., a wholly owned subsidiary of Royal KPN, commenced a tender offer for all of the outstanding shares of common stock of EuroWeb International Corp. at the purchase price of $2.25 in cash per share.

The tender offer is conditional on at least 90% of the outstanding common stock of EuroWeb calculated on a fully diluted basis being validly tendered and not withdrawn prior to the expiration date (March 19, 2002). Everest Acquisition Corp will not waive this condition if the effect of the waiver would be to permit Everest Acquisition to purchase less than a majority of the outstanding EuroWeb shares that KPN does not already own. This offer was raised to $2.70 on March 20, 2002 and expires on April 4, 2002.

     On March 19, 2002, an offer was made to KPN, for all of its common stock of the Company at $2.50 per share. The offer was made by Mr. Peter Klenner, a founder and former CEO of the Company. The offer indicates that it is the intention of Mr. Klenner to keep the Company public and merge it with AMTEL Hang es Internet Kommunikacio Magyarorszag Kft. (a Hungarian virtual network operator with offices in Hungary and Slovakia) and Malibu Telecommunications Ltd. (a Maltese company with a data network licence to provide voice telephone services to select customers in Malta), with AMTEL being the surviving entity. As a condition of the merger, the Company will be required to issue 1,300,000 common shares plus 500,000 options exerciseable at $3.50 per share to AMTEL's shareholders. The merged entity will be obliged to pay the shareholders selling the Company's stock. The offer further states that the $2.50 per share will be offered to all other stockholders if KPN accepts this offer. No timetable is provided in the offer document.


There have been no other material subsequent events since December 31, 2001.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 22nd day of March 2002.


                           EUROWEB INTERNATIONAL CORP.




                              By /s/Frank R. Cohen
                                 Frank R. Cohen
                              Chairman of the Board



           Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE             TITLE                                         DATE

/s/Frank R. Cohen   Chairman of Board, Secretary, Treasurer      March 22, 2002
-----------------
Frank R. Cohen                       (CFO)
                                    Director

/s/Robert Genova    President, Chief Executive Officer (CEO)     March 22, 2002
----------------
Robert Genova                       Director

/s/Csaba Toro       Vice President, International Managing      March 22, 2002
-------------
Csaba Toro          Director (COO) of all European Operations
                                    Director

                                    Director                    March 22, 2002
-----------------
Marten Pieters


                                    Director                    March 22, 2002
----------------
Rob van Vliet

/s/Gerald Yellin                    Director                    March 22, 2002
----------------
Gerald Yellin