Form 10QSB
period 2002-03-31
EUROWEB INTERNATIONAL CORP
filed 2002-05-09
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2002
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _______  to ________________
    ------------------------------- ----------------------------------------
        Commission file number 1-1200
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                 4,665,326
-----------------------------
              (Class)                  (Outstanding at March 31, 2002)

Transitional Small Business Disclosures Format (Check one): Yes[_]  No [X]
                            ------------------------

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX



PART I.  Financial Information

Item 1.  Financial Statements

    Consolidated balance sheets as of March 31, 2002 (unaudited)
       and December 31, 2001 (audited)                                        2

    Consolidated statements of operations and comprehensive loss
        (unaudited) for the three months ended March 31, 2002 and 2001        3

    Consolidated statements of stockholders' equity for the three months ended
        March 31, 2002 (unaudited) and twelve months ended December 31,
        2001                                                                  4

    Consolidated statements of cash flows (unaudited) for the three months
        ended March 31, 2002 and 2001                                         5

    Notes to interim (unaudited) Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       11


PART II. Other Information                                                   17


Signature                                                                    21

                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                             March 31, 2002                December 31, 2001
                                                                             ------------------            -----------------
                                                                              (Unaudited)                       (audited)

ASSETS
  Current Assets
    Cash and cash equivalents                                                    $ 2,425,823                      $ 1,512,303
    Investment in securities                                                      13,449,254                       14,628,464
    Trade accounts receivable, net                                                   844,329                          801,436
    Current portion of note receivable                                               180,027                          194,296
    Prepaid and other current assets                                                 732,464                          598,484
                                                                                 -----------                      -----------
         Total current assets                                                     17,631,897                       17,734,983

  Note receivable, less current portion                                              317,739                          363,976
  Investment in affiliate                                                            305,492                          495,187
  Property and equipment, net                                                      1,427,863                        1,426,604
  Intangibles, net                                                                 4,310,038                        4,367,538
  Other non-current assets                                                            15,536                           20,612
                                                                                ------------                      -----------
       Total assets                                                              $24,008,565                      $24,408,900
                                                                                ============                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                                          $869,516                         $638,729
    Current portion of acquisition indebtedness                                      180,000                          180,000
    Other current liabilities                                                        629,705                          704,483
    Accrued expenses                                                                 413,996                          468,921
    Deferred revenue                                                                 167,356                          277,127
                                                                                  ----------                        ---------
       Total current liabilities                                                   2,260,573                        2,269,260

   Loan payable                                                                       96,476                           94,904
   Acquisition indebtedness, less current portion                                    180,000                          180,000
   Non-current portion of lease obligations                                          149,218                          196,611

       Total liabilities                                                           2,686,267                        2,740,775

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                      -                                -
   Common stock, $.001 par value - Authorized 60,000,000 shares;
   Issued and outstanding 4,665,326 shares                                            24,129                           24,129
   Additional paid-in capital                                                     48,227,764                       48,227,764
   Accumulated deficit                                                          (25,509,663)                     (25,325,033)
   Accumulated other comprehensive losses:                                         (304,520)                        (143,323)
   Treasury stock -  175,490 common shares, at cost                              (1,115,412)                      (1,115,412)
                                                                                ------------                      -----------
      Total stockholders' equity                                                  21,322,298                       21,668,125

   Commitments and contingencies

      Total liabilities and stockholders' equity                                 $24,008,565                      $24,408,900
                                                                                ============                      ===========

          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                        Three months ended March 31,
                                                                          2002               2001
                                                                          ----               ----


Revenues                                                               $ 3,150,580          $ 1,258,860
Cost of revenues                                                         1,956,838              638,818
                                                                        ----------            ---------
   Gross profit                                                          1,193,742              620,042

Operating expenses
   Compensation and related costs                                          522,400              486,143
   Consulting and professional fees                                        246,396              178,249
   Other selling, general and administrative expenses                      332,876              435,691
   Depreciation and amortization                                           214,454              600,708
                                                                        ----------            ---------
       Total operating expenses                                          1,316,126            1,700,791

Loss from operations                                                     (122,384)          (1,080,749)

   Net interest income                                                   125,804               319,145
   Equity in net income of affiliate                                     (188,050)              21,252

Loss from operations before income taxes and minority interest          (184,630)             (740,352)
Provision for income taxes                                                    -                     -
                                                                        ----------            ---------

Net Loss                                                                 (184,630)            (740,352)

Other comprehensive (gain) loss                                           161,197              155,877
                                                                        ----------            ---------
Comprehensive loss                                                    $ (345,827)            $(896,229)
                                                                      ===========            ==========

Net Loss per share, basic and diluted                                        (.04)                (.03)

Weighted average number of shares outstanding, basic and diluted         4,771,804           23,677,478


           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)





                                                                                        Accumulated
                                                              Additional                   Other                    Total
                                         Common Stock         Paid-in      Accumulated  Comprehensive    Treasury   Stockholders'
                                       -----------------
                                        Shares*     Amount    Capital      Deficit        Gains(Losses)   Stock     Equity
                                        --------    ------    ----------- -----------  -------------     -------  -----------


Balances, December 31, 2000             4,801,696  $24,129   $48,227,764 $(19,742,020)    $(14,011)   $(173,688)   $28,322,174
                                        =========  =======   =========== ============     =========   ==========   ===========

Foreign currency translation gain               -        -             -             -      16,642           -          16,642
Unrealized gain on securities available         -        -             -             -      26,434           -          26,434
for sale
Reclassification adjustment for gain            -        -             -             -    (172,388)          -       (172,388)
included currently in net income
Net loss for the period                         -        -             -   (5,583,013)           -           -     (5,583,013)
Treasury stock                          (136,370)        -             -             -           -      (941,724)    (941,724)
                                        --------   -------   ----------- ------------    ----------  ------------  -----------
Balances, December 31, 2001             4,665,326  $24,129   $48,227,764 $(25,325,033)   $(143,323)  $(1,115,412)  $21,668,125
                                        ========   =======   =========== ============    ==========  ============  ===========
Foreign currency translation loss               -        -             -             -      (3,328)          -         (3,328)
Unrealized loss on securities available         -        -             -             -    (131,435)          -       (131,435)
for sale
Reclassification adjustment for gain            -        -             -             -     (26,434)          -        (26,434)
included currently in net income
Net loss for the period                         -        -             -     (184,630)           -           -       (184,630)
Treasury stock                                  -        -             -             -           -           -              -
                                        ---------  -------  ------------ -------------  -----------  ------------ -----------
Balances, March 31, 2002                4,665,326  $24,129   $48,227,764 $(25,509,663)   $(304,520)  $(1,115,412)  $21,322,298
                                        =========  =======   =========== =============   ==========  ============  ===========

* restated to reflect 5 for 1 reverse stock split


           See accompanying notes to consolidated financial statements

                          EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
----------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                             March 31,

                                                                                        2002             2001
                                                                                        ----             ----

Cash flows from operating activities:
   Net loss                                                                      $(184,630)         $(740,352)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                   214,454            600,708
   Amortization of discount on acquisition indebtedness                              5,076              7,395
   Equity in loss (income) of affiliate                                            188,050            (21,252)
   Foreign currency loss                                                             3,217             56,615
   Realized gain on sale of securities                                             (47,970)          (194,540)
   Unrealized interest income on securities                                        (74,023)                -
Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                             (42,893)           81,531
   Prepaid and other assets                                                       (133,980)          340,848
   Accounts payable, other current liabilities and accrued expenses                101,084          (238,596)
   Deferred revenue                                                               (109,771)             (160)
                                                                                 ----------         ---------
           Net cash used in operating activities                                   (81,386)         (107,803)

Cash flows from investing activities:
   Investment in securities                                                   (13,506,666)       (14,002,206)
   Maturity of securities                                                       14,650,000         14,200,000
   Repayments of notes receivable                                                   60,506            39,974
   Repayments of loan receivable                                                        -             21,815
   Acquisition of property and equipment, intangibles                            (158,213)           (26,474)
                                                                                 ---------          ---------
           Net cash provided by investing activities                            1,045,627            233,109


Cash flows from financing activities:
   Payments to acquire treasury stock                                                   -           (677,797)
   Principal payments under capital lease obligations                             (47,393)           (11,810)
                                                                                ----------          ---------
          Net cash used in financing activities                                   (47,393)          (689,607)

Effect of foreign exchange rate changes on cash                                    (3,328)           (53,048)

Net increase (decrease) in cash and cash equivalents                               913,520          (617,349)
Cash and cash equivalents, beginning of period                                   1,512,303          4,372,783
                                                                                ----------          ---------
Cash and cash equivalents, end of period                                        $2,425,823         $3,755,434
                                                                                ==========         ==========

          See accompanying notes to consolidated financial statements.

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


2.  Summary of Significant Accounting Policies

     (a) Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


     (d) Revenue recognition

     Revenues from services are recognized in the month in which the services are provided.

     (e) Cost of revenues

     Cost of revenues comprise principally of telecommunication expenses

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

     (h) Investment in affiliate

     The Company records as income its share of the earnings of Euroweb Hungary Rt.(a 49% held associate) net of goodwill amortization. Dividends are credited against the investment account when declared. The excess of the carrying value of the Company's investment over its equity in the fair value of the underlying net assets (goodwill) of approximately $586,000 at the acquisition date was being amortized over three years until the end of December 2001. From 2002, no amortization of goodwill is accounted.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


     (j) Intangibles

     Intangibles consist of goodwill and customer lists. Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of net assets acquired. Amortization was computed over the estimated future period of benefit (generally five years) on a straight-line basis until December 2001; no amortization of goodwill is accounted from 2002. The Company assesses recoverability by determining whether the goodwill can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using appropriate discount rates. Conditions which may indicate that an impairment issue exists include a negative economic downturn or a change in the assessment of future operations. However, the assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

     (k) Net loss per share

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings(loss) per share include no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the quarters ended March 31, 2002 and 2001, which were not included in the computation of diluted net loss per share because they were antidilutive.


3.    Cash Concentration

     At March 31, 2002, cash and cash equivalents included $1,382,527 on deposit with a U.S. money market fund or major money center bank.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


4.    Investment in Securities

     On January 25, 2002, the Company purchased an United States Treasury Note with a face value of $14,389,000, which was purchased for $ 13,506,666. The note matures on February 15, 2004. Of the $57,412 difference between the market value as of March 31, 2002 and the purchase price, $74,023 is recorded as interest income on securities calculated with an effective interest rate of 3%, while the remaining $131,435 has been recorded as a comprehensive loss.


5.         Affiliate, carried on an equity basis

     The Company's consolidated statement of operations for the three months ended March 31, 2002 and 2001 include the Company's equity interest in the net income of Euroweb Rt. for each period, calculated as follows:

                                        2002 (three months)  2001 (three months)
                                        ------------------   ------------------
 Revenues                                    $ 1,222,909        $ 1,215,180

 Gross profit                                  752,134              806,579

 Net (loss) income from operations             (83,774)             140,117

 Goodwill impairment                          (300,003)                  -

 Net (loss) income                          $ (383,777)         $   140,117
                                            ===========         ===========
 Company's 49% equity in net income           (188,050)              68,657

 Amortization of goodwill related to
 the Company's investment                           -               (47,405)

 Equity in net (loss) income of affiliate   $ (188,050)          $   21,252
                                            ==========           ==========

     The goodwill impairment resulted in the write-off of the remaining goodwill balances in Euroweb Rt. relating to subsidiaries purchased in 2000 and 2001. These subsidiaries did not generate the revenues or operating profit that was initially thought possible and management assessed that goodwill was impaired. After this writeoff, no goodwill exists in the records of Euroweb Rt.

     Since the functional currency of the affiliate is the Hungarian forint, the Company's net investment in the affiliate has been decreased by its share of the translation gain ($1,645) arising upon conversion of the affiliate's financial statements into US dollars. This amount has also been recorded in other comprehensive gain (loss).

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements



6.         Stockholders' Equity

     On August 30, 2001, the shareholders approved a one-for-five reverse stock split of the Company's common stock. Prior period share and per share amounts have been restated to give effect to the reverse stock split.

     During the first three months of 2002, the Company did not grant any options or warrants, nor were any exercised. Upon the exercise of an outstanding warrant or option, each warrant/option holder will receive 1/5 of a share, due to the reverse stock split effected on August 30, 2001.

      7.   Commitments and Contingencies

     (a) Employment Agreements

     Employment agreements with the three officers of the Company provide for aggregate annual compensation of $646,000 through December 31, 2005.

      8.   Related Party Transactions

     In 2001, the Company's subsidiary in Romania launched a service which includes the provision of international IP and international leased line services. This service is being provided in conjunction with Pantel Telecommunication Rt., an entity which is majority owned and controlled by the KPN Group (which also owns a majority interest in the Company). In 2001, Pantel Telecommunication Rt. Hungary, a subsidiary of KPN and therefore a related party, became the most significant trading partner of the Company. Approximately 55% of the 2001 annual revenues of Euroweb Romania (translating into 30% of the consolidated revenues of the Company) were derived from the provision of services to Pantel. In the first three months of 2002, sales to Pantel has increased to 63% of revenues of Euroweb Romania (which represents 43% in the consolidated revenues of the Company).

     Pantel has also invoiced USD518,972 in the first three months of 2002 to the subsidiaries of the Company in connection with the provision of internet bandwidth and international leased lines.

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Operations

     Overview

     The Company owns and operates Internet Service Providers in the Czech Republic, Romania and Slovakia. These subsidiaries are known as Euroweb Czech Republic, Euroweb Slovakia, and Euroweb Romania and they are wholly owned. The Company's consolidated statements of operations also include the equity in the net income of Euroweb Hungary Rt., in which the Company has a 49% ownership interest. The Company operates in one business segment, acting as an Internet service provider to business customers through the provision of the following services:

(1)Traditional ISP business (Internet access, Content and Web services, Other services)
(2)International leased line, IP data services
(3)Voice over IP services

     For the services in point (2) and (3), the main customer of the Company in 2002 was Pantel Telecommunication Rt, Hungary, a related party. The majority owner of Euroweb International Corporation and Pantel Telecommunication Rt is KPN Telecom BV, the Netherlands.

Related party transactions - Pantel Rt.

     General: The largest customer of the Company since early 2001 is Pantel Telecommunication Rt, which is the largest Alternative Telecom Provider in Hungary offering state-of-the-art national and international communication services, unlimited capacity and bandwidth through its countrywide network based on New World technology. Pantel operates within the region and has become a significant trading partner for Euroweb Romania and Euroweb Slovakia through the provision of direct fibre cable connection which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel.

     Due to this fact, that the increase of revenue coming from the new services, which is provided in conjunction with Pantel, some of the consultants of the Company have moved to the premises of Pantel in order to improve the effectiveness of the co-operation on international projects. Csaba Toro, Vice President of Euroweb International Corporation is also the Chief Executive Officer of Pantel.

     Transactions: Both Euroweb Slovakia and Euroweb Romania have transactions with Pantel:

     (a) Pantel invoices to subsidiaries of Euroweb International Corporation in connection with the following services:

- Internet bandwidth
- Costs of international leased lines outside Romania and Slovakia

     The total amount of these services were USD 518,972 in the first three months of 2002.

     (b) Euroweb International and its subsidiaries invoice the following services to Pantel:

- Cost of international leased lines and local loops in Slovakia and Romania
- International IP and VOIP services for Pantel
- Re-invoice of costs of Pantel related work of consultants of Euroweb International Corporation

     Total value of these services were approximately $1,356,091 in the first three months of 2002.

     Pricing: Agreements are made at market prices or a split of the margin based on the financial investment into the specific services by each of the parties. Euroweb International Corporation always considers alternative suppliers for each individual project.

     Other: Some services provided by Pantel are invoiced through Euroweb Hungary Rt (49% owned by the Company and 51% owned by Pantel). These transactions are considered as essentially Pantel services and disclosed as revenue of Pantel in point (a). No other service is invoiced to/from Euroweb Hungary Rt.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The Company's accounting policies are stated in
Note 1 to the Consolidated Financial Statements. The Company believes the following accounting policies are critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements:

     Revenue Recognition Policies -- Revenues from services are recognized in the month in which the services are provided. Invoices for traditional ISP,International leased line and IP Data services are generally issued at the beginning of the month except where local legislation prohibits such treatment. VOIP traffic is measured during the month and invoiced at the end of the month. Billed revenues for which the services are to be provided in the future, are not disclosed as revenues in the reporting period, but are accrued and shown as deferred revenue.

     Accounts Receivable - Allowance for Doubtful Accounts -- The Company regularly reviews the valuation of accounts receivable. The allowance for doubtful accounts is estimated based on historical experience and future expectations of conditions that might impact the collectibility of accounts.

     Property Plant & Equipment Recovery -- Changes in technology or changes in the Company's intended use of these assets may cause the estimated period of use or the value of these assets to change. These assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and reviewing recoverability require both judgement and estimation by management. Impairment is deemed to have occurred if projected undiscounted cash flows related to the asset are less than its carrying value. If impairment is deemed to have occurred, the carrying values of the assets are written down, through a charge against earnings, to their fair value.

     Intangibles Recovery - Intangibles consist mostly of goodwill. Goodwill represented on the balance sheet reflects the unamortized difference between the purchase price and fair value of businesses acquired. As of January 1, 2002 the Company adopted SFAS 142 which specifies that goodwill no longer be amortized on a systematic basis, but should be subject to at least annual impairment tests. SFAS also prescribes some transitional provisions which have to be completed by June 30, 2002.

     Acquisitions

     There were no new acquisitions in 2001 and the first three months of 2002.

     Results of Operations

     Three-month Period Ended March 31, 2002 Compared to Three-month Period Ended March 31, 2001

     The Company has significantly increased its revenue and gross margin when compared with the same period in the previous year; most of this increase can be attributed to activities in Euroweb Romania. However, during the same time period, the company was able to keep operating expenses at similar levels to the previous year, resulting in a significant improvement of the operating results. Moreover, the Company has adopted SFAS 142 as of January 1, 2002 and so no amortization of goodwill is accounted in the first quarter of 2002, also contributing to an improved operating result.

     In contrary to the improvement in the operating results, income from financial investments has reduced significantly due to falling yields in investments and also due to the nature of the investments.

     Revenues

     Total revenues for the three months ended March 31, 2002 were $3,150,580 in comparison with $1,258,860 for the three months ended March 31, 2001. The increase in revenues of $1,891,720 was due to the introduction of new services, while traditional ISP activity has not changed when compared with the previous period. Most of the increase has been in Euroweb Romania as can be seen as follows:

Revenue per countries    Q1 2002              Q1 2001
------------------------------------------------------
Czech Republic          $ 343,384            $ 292,673
Romania                 2,123,474              337,161
Slovakia                  683,722              629,026
------------------------------------------------------
Total                   3,150,580            1,258,860

     The new services were introduces in co-operation with Pantel Telecommunication Rt. Hungary, a subsidiary of KPN and therefore a related party. Sales to Pantel Rt. has increased compared with 2001. Approximately 55% of the 2001 annual revenues of Euroweb Romania (representing 30% of the consolidated revenues of the Company) were derived from the provision of services to Pantel, while in the first three months of 2002 this percentage has increased to 63% (representing 43% of the consolidated revenues of the Company).

     The proportion of revenue per product lines has changed as follows:


Revenue per services            2002                  2001
-----------------------------------------------------------
ISP                       $ 1,199,224           $ 1,193,652
Data                        1,584,125                47,208
VOIP                          367,231                18,000
-----------------------------------------------------------
Total                       3,150,580             1,258,860


     Cost of revenues

     Cost of revenues comprise mostly telecommunication expenses.

     Network costs were $1,956,838 in 2002 in comparison to $638,818 in 2001. Gross margin has decreased from 49% to 37,88% when compared to previous years. Although there were no significant pricing policy changes within the Company during the first three months of 2002, the margin rate has decreased due to the new services, which have significantly less margin than traditional ISP activity resulting in a smaller gross profit ratio. Despite the decreasing ratio, the company was able to almost double the amount of gross profit (92% increase) in absolute terms.


     Operating expenses (excluding depreciation and amortization)

     There was no change in operating expenses (increased from $1,100,083 to $1,101,672) which can be attributed to the cost control measures undertaken within the Company and the increased effectiveness of internal resources as newly acquired operations in 1999 and 2000 were operationally consolidated enabling the Company to build new services on the existing infrastructure, minimizing the need for additional labour and other non-equipment related resources.

     Depreciation and amortization

     From 2002, no amortization of goodwill is accounted, so these amounts are not comparable. If we ignore the amortization of goodwill and customer lists in both years, normal depreciation of equipment have increased from $113,038 in 2001 to $156,954 in 2002, reflecting depreciation of necessary investment in equipment used to provide the new services.

     Net interest income

     Net interest income of $125,804 in the first three months of 2002 is lower than the net interest income of $319,145 in the first three months of 2001. The decrease is due to the fact that less interest-generating funds were available in this period than in the same period of the previous year, and also because the effective interest rate on these investments has decreased over the periods in question.

     Equity interest in affiliate

     The decrease in the equity in the net income of affiliate is the result of loss making activities of the subsidiaries of Euroweb Rt., although, almost 80% of the loss is in connection with a one-time goodwill impairment recognized in the first Quarter of 2002 by Euroweb Rt.


     Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities were approximately $15,875,077 as of March 31, 2002, a decrease of $265,690 from the end of 2001. The Company has $15,875,077 of cash, cash equivalents and marketable securities compared to $ 2,686,267 total short and long term liabilities. Management believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months.

     Royal Dutch Telecom (NY Stock Exchange: KPN) owns 52% of the outstanding shares of Common Stock of the Company. KPN has announced that it intends to sell all of its non-core assets, including its ownership of 52% of the outstanding shares of the Company. KPN has distributed to interested buyers a Business Plan on the Company, has made available all the documents relating to the Company, and arranged for meetings of Management of the Company with prospective suitors. So far, non of the offers were accepted by KPN.

     On February 20, 2002, Everest Acquisition Corp., a wholly owned subsidiary of Royal KPN, commenced a tender offer for all of the outstanding shares of common stock of EuroWeb International Corp. at the purchase price of $2.25 in cash per share. This offer was raised to $2.70 on March 20, 2002 and expired on April 4, 2002.

     The tender offer was conditional on at least 90% of the outstanding common stock of EuroWeb calculated on a fully diluted basis being validly tendered and not withdrawn prior to the expiration date (March 19, 2002). Everest Acquisition Corp did not intend to waive this condition if the effect of the waiver would be to permit Everest Acquisition to purchase less than a majority of the outstanding EuroWeb shares that KPN does not already own.

     Upon consummation of the Offer, Everest Acquisition and KPN intended to effect a merger between EuroWeb and Everest Acquisition with the cash and marketable securities of Euroweb International to be used to pay off financing costs of the acquisition.

     On April 8, 2002, the offer was cancelled after insufficient interest from investors.

     Inflation and Foreign Currency

     The Company maintains its books in local currencies, the Czech koruna for Euroweb Czech Republic and the Slovak koruna for Euroweb Slovakia. However, given the hyper-inflationary situation in Romania, the U.S. dollar is used as the functional currency.

     The Slovakian Koruna has weakened by 0,075%, while the Czech Korona have strengthen against the U.S. dollar by approximately 4,5% between the first three months of 2002 and 2001. The impact of this is reflected in the exchange rates used in the first three months of 2002 and the first three months of 2001.

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

     Statement 142 established certain transition provisions which will require, amongst other things, the Company perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company was required to, and has adopted, Statement 142 as of January 1, 2002 and is now in the process of performing the required tasks under the transition provisions described above.

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

     The Financial Accounting Standards Board ("FASB") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") was issued in August 2001. Statement 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. Statement 144 addresses the financial accounting and reporting for (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale and (iii) long-lived assets to be disposed of by sale. The Company is required to, and has adopted, the provisions of Statement 144 as of January 1, 2002.


     Forward-Looking Statements

     When used in this Form 10-QSB, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases 'would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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


Item 2.    Changes in Securities

     None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the first quarter of 2002.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 9th day of May 2002.


                                EUROWEB INTERNATIONAL CORP.



                                   By _/s/Frank R. Cohen
                                       Frank R. Cohen
                                  Chief Financial Officer