Form 10QSB
period 2002-06-30
EUROWEB INTERNATIONAL CORP
filed 2002-08-14
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   1113 Budapest, Bocskai ut 134-146. Hungary
                    (Address of principal executive offices)

                                 +36-1-382-3771
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                             4,665,326
(Class)                                           (Outstanding at June 30, 2002)

Transitional Small Business Disclosures Format (Check one): Yes No X_______

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX

PART I. Financial Information

Item 1. Financial Statements

   Consolidated balance sheets as of June 30, 2002 (unaudited)
      and December 31, 2001 (audited)                                                                            2

   Consolidated statements of operations and comprehensive loss (unaudited) for the three months ended June 30, 2002 and 2001 and six months
       ended June 30, 2002 and 2001                                                                              3

   Consolidated statements of stockholders' equity for the six months ended
       June 30, 2002 (unaudited) and twelve months ended December 31, 2001                                       4

   Consolidated statements of cash flows (unaudited) for the six months
       ended June 30, 2002 and 2001                                                                              5

   Notes to interim (unaudited) Consolidated Financial Statements                                                6

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                     14


PART II.      Other Information                                                                                 17


Signature                                                                                                       21

                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     June 30, 2002      December 31, 2001
                                                                                     -------------      ------------
                                                                                     (Unaudited)        (audited)


ASSETS
  Current Assets
    Cash and cash equivalents ......................................................   $  1,533,391    $  1,512,303
    Investment in securities .......................................................     11,762,902      14,628,464
    Trade accounts receivable, net .................................................        659,689         801,436
    Current portion of note receivable .............................................        183,312         194,296
    Prepaid and other current assets ...............................................        730,679         598,484
                                                                                       ------------    ------------
         Total current assets ......................................................     14,869,973      17,734,983

  Note receivable, less current portion ............................................        270,653         363,976
  Investment in affiliate ..........................................................           --           495,187
  Property and equipment, net ......................................................      1,405,364       1,426,604
  Intangibles, net .................................................................      4,252,538       4,367,538
  Other non-current assets .........................................................         10,457          20,612
                                                                                       ------------    ------------
       Total assets ................................................................   $ 20,808,985    $ 24,408,900
                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable .........................................................   $    467,390    $    638,729
    Current portion of acquisition indebtedness ....................................        180,000         180,000
    Other current liabilities ......................................................        593,000         704,483
    Loan payable - short term portion ..............................................        100,723            --
    Accrued expenses ...............................................................        328,295         468,921
    Deferred revenue ...............................................................        163,666         277,127
                                                                                       ------------    ------------
       Total current liabilities ...................................................      1,833,074       2,269,260

   Loan payable ....................................................................           --            94,904
   Acquisition indebtedness, less current portion ..................................           --           180,000
   Non-current portion of lease obligations ........................................        122,509         196,611

       Total liabilities ...........................................................      1,955,583       2,740,775

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding ..............................................           --              --
   Common stock, $.001 par value - Authorized 60,000,000 shares;
   Issued and outstanding 4,665,326 shares .........................................         24,129          24,129
   Additional paid-in capital ......................................................     48,227,764      48,227,764
   Accumulated deficit                                                                  (28,218,532)    (25,325,033)
   Accumulated other comprehensive losses: .........................................        (64,547)       (143,323)
   Treasury stock -  175,490 common shares, at cost ................................     (1,115,412)     (1,115,412)
                                                                                       ------------    ------------
      Total stockholders' equity ...................................................     18,853,402      21,668,125
                                                                                       ------------    ------------

   Commitments and contingencies

      Total liabilities and stockholders' equity ...................................   $ 20,808,985    $ 24,408,900
                                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                           Three months ended            Six months ended
                                                                           ------------------            ----------------
                                                                                June 30                        June 30
                                                                                -------                        -------
                                                                             2002         2001              2002         2001
                                                                             ----         ----              ----         ----

Revenues                                                               $2,969,182    $ 1,555,147      $6,119,762      $ 2,814,007
Cost of revenues                                                        1,896,596        889,474       3,853,434        1,528,292
                                                                        ---------        -------       ---------        ---------
   Gross profit                                                         1,072,586        665,673       2,266,328        1,285,715

Operating expenses
   Compensation and related costs                                         453,966        480,845         976,366          966,988
   Severance to officers                                                2,020,832              -       2,020,832                -
   Consulting and professional fees                                       293,102        211,036         539,498          389,285
   Other selling, general and administrative expenses                     569,766        389,792         902,642          825,483
   Depreciation and amortization                                          237,093        665,771         451,547        1,266,479
                                                                        ---------        -------       ---------        ---------
       Total operating expenses                                         3,574,759      1,747,444       4,890,885        3,448,235

Loss from operations                                                   (2,502,173)    (1,081,771)     (2,624,557)      (2,162,520)

   Net interest income                                                    100,441        273,516         226,245          592,661
   Equity in loss (income) of affiliate                                   307,137         72,009         495,187           50,757

Loss from operations before income taxes                               (2,708,869)      (880,264)     (2,893,499)      (1,620,616)
Provision for income taxes                                                      -              -               -                -
                                                                                -              -               -                -
                                                                        ---------        -------       ---------        ---------
Net Loss                                                               (2,708,869)      (880,264)     (2,893,499)      (1,620,616)

Other comprehensive (gain) loss                                          (239,973)         3,839         (78,776)         159,716
                                                                        ---------        -------       ---------        ---------


Comprehensive loss                                                    $(2,468,896)     $(884,103)    $(2,814,723)     $(1,780,332)
                                                                      ==============  ===========    ============     ============

Net Loss per share, basic and diluted                                       (.57)          (.19)           (.61)            (.34)

Weighted average number of shares outstanding, basic and diluted        4,771,804      4,707,873       4,771,804        4,721,604


           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                           Accumulated
                                                               Additional                        Other                     Total
                                          Common Stock            Paid-in   Accumulated  Comprehensive    Treasury     Stockholders'
                                      Shares*       Amount        Capital       Deficit  Gains(Losses)      Stock         Equity
                                    ------------    -------    -----------   ------------    ---------   ----------     -----------
Balances, December 31, 2000          4,801,696      $24,129    $48,227,764  $(19,742,020)   $(14,011)    $(173,688)     $28,322,174
                                    ============    =======    ===========   ============    =========   ==========     ===========

Foreign currency translation gain            -            -              -             -      16,642             -           16,642

Unrealized gain on securities                -            -              -             -      26,434             -
available for sale                                                                                                           26,434
Reclassification adjustment for gain         -            -              -             -    (172,388)            -
included currently in net income                                                                                           (172,388)
Net loss for the period                      -            -              -    (5,583,013)          -             -       (5,583,013)
Treasury stock                        (136,370)           -              -             -           -      (941,724)        (941,724)
                                    ------------    -------    -----------   ------------    ---------   ----------     -----------
Balances, December 31, 2001          4,665,326      $24,129    $48,227,764  $(25,325,033)  $(143,323)  $(1,115,412)     $21,668,125
                                    ============    =======    ===========   ============    =========   ==========     ===========
Foreign currency translation gain            -            -              -             -      16,873             -           16,873
(loss)
Unrealized gain (loss) on                    -            -              -             -      88,337             -           88,337
securities available for sale
Reclassification adjustment for gain         -            -              -             -     (26,434)            -
included currently in net income                                                                                            (26,434)
Net loss for the period                      -            -              -    (2,893,499)          -             -       (2,893,499)
                                    ------------    -------    -----------   ------------    ---------   ----------     -----------
                                             -            -              -             -           -              -
                                             -            -              -             -           -              -
Balances, June 30, 2002              4,665,326      $24,129    $48,227,764  $(28,218,532)   $(64,547)   $(1,115,412)    $18,853,402
                                    ============    =======    ===========   ============    =========   ==========     ===========

* restated to reflect 1 for 5 reverse stock split

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Six Months Ended
                                                                                                        June 30,

                                                                                               2002                  2001
                                                                                               ----
Cash flows from operating activities:
   Net loss ..................................................................................   $ (2,893,499)   $ (1,620,616)

   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .............................................................        451,547       1,266,479
   Amortization of discount on acquisition indebtedness ......................................         10,155          14,793
   Equity in loss (income) of affiliate ......................................................        495,187          50,757
   Foreign currency loss .....................................................................          5,819          10,893
   Realized gain on sale of securities .......................................................        (62,786)       (194,540)

   Unrealized interest income on securities ..................................................       (157,903)       (250,777)

Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable .......................................................................        141,747         (83,908)
   Prepaid and other assets ..................................................................       (132,195)        300,757
   Accounts payable, other current liabilities and accrued expenses ..........................       (477,212)       (441,065)
   Deferred revenue                                                                                  (113,461)        (28,865)
                                                                                                  ------------    ------------
           Net cash used in operating activities
                                                                                                   (2,732,601)       (976,092)
                                                                                                  ------------    ------------

Cash flows from investing activities:
   Investment in securities ..................................................................    (13,506,666)    (14,002,206)
   Maturity of securities ....................................................................     16,654,820      14,200,000
   Payment of acquisition indebtedness .......................................................       (180,000)       (180,000)
   Repayments of notes receivable ............................................................        104,307          80,682
   Repayments of loan receivable .............................................................           --            44,235
   Acquisition of property and equipment, intangibles ........................................       (315,307)       (178,087)
           Net cash provided by investing activities .........................................      2,757,154         (35,376)
                                                                                                   ------------    ------------


Cash flows from financing activities:
   Payments to acquire treasury stock ........................................................           --          (805,125)
   Principal payments under capital lease obligations ........................................        (20,338)        (12,963)
                                                                                                  ------------    ------------
          Net cash used in financing activities ..............................................        (20,338)       (818,088)
                                                                                                  ------------    ------------

Effect of foreign exchange rate changes on cash ..............................................         16,873          (9,769)
                                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents .........................................         21,088      (1,839,325)
Cash and cash equivalents, beginning of period ...............................................      1,512,303       4,372,783
                                                                                                  ------------    ------------

Cash and cash equivalents, end of period .....................................................   $  1,533,391    $  2,533,458
                                                                                                  ============    ============

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


2. Summary of Significant Accounting Policies

     (a) Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

     (h) Investment in affiliate

         The Company records as income its share of the earnings of Euroweb Hungary Rt.(a 49% held associate) net of goodwill amortization. Goodwill was fully amortized as of December 31, 2001. The other 51% of Euroweb Hungary Rt. is held by Pantel Rt., a related party and major trading partner.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements



     (j) Intangibles

         Intangibles consist of goodwill and customer lists. Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of net assets acquired. Amortization was computed over the estimated future period of benefit (generally five years) on a straight-line basis until December 31 2001. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"), no amortization of goodwill has occurred since January 1, 2002. The Company assesses whether the goodwill can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using appropriate discount rates. Conditions which may indicate that an impairment issue exists include a negative economic downturn or a change in the assessment of future operations. However, the assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

     (k) Net loss per share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings(loss) per share include no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the quarters ended June 30, 2002 and 2001, which were not included in the computation of diluted net loss per share because they were antidilutive.


3.   Cash Concentration

At June 30, 2002, cash and cash equivalents included $670,429 on deposit with a U.S. money market fund or major money center bank.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


4.   Investment in Securities

On January 25, 2002, the Company purchased an United States Treasury Note with a face value of $14,389,000, which was purchased for $ 13,506,666. The note matures on February 15, 2004.

On May 1, 2002, the Company sold US Treasury Notes for $2,004,820 representing a face value of $2,120,000 in order to cover the severances discussed in Note 7.

Of the $246,240 difference between the market value as of June 30, 2002 and the purchase price of the remaining investment, $157,903 is recorded as interest income on securities calculated with an effective interest rate of 3%, while the remaining $88,337 has been recorded as a comprehensive gain.


5.       Affiliate, carried on an equity basis

The Company's consolidated statement of operations for the six months ended June 30, 2002 and 2001 include the Company's equity interest in the net income of Euroweb Rt. for each period, calculated as follows:

                                       2002 (six months)  2001 (six months)
                                      -----------------   -----------------

Revenues ...............................   $ 2,638,978    $ 2,317,760

Gross profit ...........................     1,566,933      1,552,985

Net (loss) income from operations ......      (346,556)        89,905

Goodwill impairment ....................      (869,346)          --

Net (loss) income ......................   $(1,215,902)   $    89,905
                                           ===========    ===========

Company's 49% equity in net income .....      (595,792)        44,053

Amortization of goodwill related to
the Company's investment ...............          --          (94,810)
                                           -----------    -----------

Equity in net (loss) income of affiliate   $  (595,792)   $   (50,757)
                                           ===========    ===========

$307,640 of the goodwill impairment resulted in the write-off of the remaining goodwill balances in Euroweb Rt. relating to subsidiaries purchased in 2000 and 2001. These subsidiaries did not generate the revenues or operating profit that was initially thought possible and management assessed that goodwill was impaired.

The remaining goodwill impairment resulted from an April 2002 acquisition (purchase of 100% of the shares of Freestart Rt., a free Internet Service Provider, for a purchase price of $10,000). However, this Company had a net liability position of approximately USD 500,000 at the purchase date, due to a USD 1,000,000 liability to Pantel Rt. (the majority owner of Euroweb Rt. and a

KPN Group subsidiary). As the main revenue stream of this entity is a revenue-sharing arrangement with the dominant player in local fixed-line telephony, the terms of which may be subject to legislation, management has decided to write-off the entire amount of the excess of purchase price over net fair value of the assets, consistent with the practice for the other acquisitions in the past two years.

Since the carrying value of the net investment in affiliate was $ 495,187 at the beginning of the year, the net investment in affiliate has been written down to zero. Since no commitments or guarantees were made by the Company on behalf of Euroweb Rt., the difference between the 49% equity interest in the net loss ($ 595,792) and the opening net carrying value of the investment at the beginning of the year ($495,187) is not recorded.


6.       Stockholders' Equity

On August 30, 2001, the shareholders approved a one-for-five reverse stock split of the Company's common stock. Prior period share and per share amounts have been restated to give effect to the reverse stock split.

During the first six months of 2002, the Company did not grant any options or warrants, nor were any exercised. Upon the exercise of an outstanding warrant or option, each warrant/option holder will receive 1/5 of a share, due to the reverse stock split effected on August 30, 2001.


7.       Severance to officers

In May 2002, the employment contract of two officers were terminated. The company has paid a total compensation of $1,254,166 to Mr. Robert Genova and $766,666 to Mr. Frank Cohen covering the period until the end of the employment contracts (December 2005).

The new management decided to close the New York offices and move the principle office to Budapest, Hungary by June 30, 2002.


8.       Commitments and Contingencies

Employment agreements with Mr. Frank Cohen and Robert Genova were terminated in the second quarter of 2002 and their total compensation for the period from June 2002 to December 31, 2005 was settled. At the same time, Mr. Robert Genova and Mr. Frank Cohen forfeited all of their outstanding options in the Company.

There is one employment agreement remaining as of June 30, 2002 with the Company providing for aggregate annual compensation of $96,000 through December 31, 2005.

9.       Related Party Transactions

In 2001, the Company's subsidiary in Romania launched a service which includes the provision of international IP and international leased line services. This service is being provided in conjunction with Pantel Telecommunication Rt., an entity which is majority owned and controlled by the KPN Group (which also owns a majority interest in the Company). In 2001, Pantel Telecommunication Rt. Hungary, a subsidiary of KPN and therefore a related party, became the most significant trading partner of the Company. Approximately 55% of the 2001 annual revenues of Euroweb Romania (translating into 30% of the consolidated revenues of the Company) were derived from the provision of services to Pantel. In the first six months of 2002, sales to Pantel has increased to 60% of revenues of Euroweb Romania (which represents 40% in the consolidated revenues of the Company).

Pantel has also invoiced USD 1,060,171 in the first six months of 2002 to the subsidiaries of the Company in connection with the provision of internet bandwidth and international leased lines.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Operations

Overview

The Company owns and operates Internet Service Providers in the Czech Republic, Romania and Slovakia. These subsidiaries (Euroweb Czech Republic, Euroweb Slovakia, and Euroweb Romania) are wholly owned. The Company's consolidated statements of operations also include the equity in the net income of Euroweb Hungary Rt., in which the Company has a 49% ownership interest. The Company operates in one business segment, acting as an Internet service provider to business customers through the provision of the following services:

(1) Traditional ISP business (Internet access, Content and Web services, Other services) (2) International leased line, IP data services (3) Voice over IP services

For the services in point (2) and (3), the main customer of the Company in 2002 was Pantel Telecommunication Rt, Hungary, a related party. The majority owner of Euroweb International Corporation and Pantel Telecommunication Rt is KPN Telecom BV, a Netherlands corporation.

Related party transactions - Pantel Telecommunications Rt.

General: The largest customer of the Company since early 2001 is Pantel Telecommunication Rt, a Hungary-based alternative telecommunications provider. Pantel operates within the region and has become a significant trading partner for Euroweb Romania and Euroweb Slovakia through the provision of direct fibre cable connection which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel.

Due to the fact that the increase of revenue comes from the new services provided in conjunction with Pantel, some of the consultants of the Company have moved to the premises of Pantel in order to improve the effectiveness of the co-operation on international projects. Csaba Toro, Chief Executive Officer of Euroweb International Corporation is also the Chief Executive Officer of Pantel.

Transactions: Both Euroweb Slovakia and Euroweb Romania have engaged in transactions with Pantel:

(a) Pantel receives revenue from the provision of the following services to subsidiaries of Euroweb International Corporation:

-        Internet bandwidth
-        Costs of international leased lines outside Romania and Slovakia

     The total amount of these services were USD $1,060,171 during the six month period ended June 30, 2002.

(b) Euroweb International and its subsidiaries received revenue from the provision of the following services to Pantel:

- Cost of international leased lines and local loops in Slovakia and Romania
- International IP and VOIP services for Pantel
- Re-invoice of costs of Pantel related work of consultants of Euroweb International Corporation

Total value of these services were approximately USD $2,415,132 in the first six months of 2002.

Pricing: Agreements are made at market prices or a split of the margin based on the financial investment into the specific services by each of the parties. Euroweb International Corporation always considers alternative suppliers for each individual project.

Other: Some services provided by Pantel are invoiced through Euroweb Hungary Rt, which is 49% owned by the Company and 51% owned by Pantel. These transactions are considered as essentially Pantel services and disclosed as revenue of Pantel in point (a) as set forth above. No other service is invoiced to/from Euroweb Hungary Rt.

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

Intangibles Recovery - Intangibles consist mostly of goodwill. Goodwill represented on the balance sheet reflects the unamortized difference between the purchase price and fair value of businesses acquired. As of January 1, 2002 the Company adopted SFAS 142 which specifies that goodwill no longer be amortized on a systematic basis, but should be subject to at least annual impairment tests. SFAS also prescribes some transitional provisions which have been completed by June 30, 2002.

         Acquisitions

There were no new acquisitions in 2001 and the first six months of 2002.

         Results of Operations

         Six-month Period Ended June 30, 2002 Compared to Six-month Period Ended June 30, 2001

The Company has significantly increased its revenue and gross margin (in absolute terms) compared to the same period in the previous year; with most of this increase being attributable to activities in Romania. However, during the same time period, the company was able to keep operating expenses at similar levels to the previous year, resulting in a significant improvement of the operating results (excluding the one-time termination payment to officers). In accordance with SFAS 142, the Company no longer amortizes goodwill. This has had a positive impact on the operating results of the first six months of 2002.


         Revenues

Total revenues for the six months ended June 30, 2002 were $6,119,641 in comparison with $2,814,007 for the six months ended June 30, 2001. The increase in revenues of $3,305,634 was due to the introduction of new services, while traditional ISP activity has not changed when compared with the previous period. Most of the increase has been in Euroweb Romania as can be seen as follows:

         Revenue per countries/first half of       2002                                     2001
         ---------------------------------------------------------------------------------------------------------------
         Czech Republic                        $ 738,244                                $ 593,286
         Romania                               4,003,826                                1,009,594
         Slovakia                              1,377,571                                1,211,127
         ---------------------------------------------------------------------------------------------------------------
         Total                                 6,119,641                                2,814,007

The new services were introduced in co-operation with Pantel
Telecommunication Rt. , a subsidiary of KPN Telecom BV, which is also the majority shareholder of the Company and therefore a related party. Sales to Pantel have increased compared with 2001. Approximately 55% of the 2001 annual revenues of Euroweb Romania (representing 30% of the consolidated revenues of the Company) were derived from the provision of services to Pantel, while in the first six months of 2002 this percentage has increased to 60% (representing 40% of the consolidated revenues of the Company).

         The proportion of revenue per product lines has developed as follows:


         Revenue per services                      2002                                     2001
         ---------------------------------------------------------------------------------------------------------------
         ISP                                 $ 2,426,590                              $ 2,351,841
         Int. leased line and IP data          3,240,020                                  144,305
         VOIP                                    453,152                                  317,861
         ---------------------------------------------------------------------------------------------------------------
         Total                                 6,119,762                                2,814,007

         Cost of revenues

Cost of revenues comprise mostly telecommunication expenses.

Network costs were $3,853,434 in 2002 in comparison to $1,528,292 in 2001. Gross margin has decreased from 45% to 37% when compared to the previous year. Although there were no significant pricing policy changes within the Company during the first six months of 2002, the margin rate has decreased due to the new services, which have significantly less margin than traditional ISP activity. Although the margins have fallen, the Company was able to increase gross profit by 76% in absolute terms.


         Severance to officers

In May 2002, the employment contracts for two executive officers, which had fixed-terms until 2005, were terminated. A significant one-time cash outflow was paid as severance, with Mr. Robert Genova receiving $1,254,166 and Mr. Frank Cohen receiving $766,666.

The new management has closed the office in New York and moved the Company's principle office to Budapest, Hungary. The Company expects to reduce its compensation and related costs by $45,000 per month as a result of the Company's relocation of its principal offices.


         Operating expenses (excluding depreciation and amortization and severance)

Despite the 117% increase in revenues, operating expenses (excluding depreciation, amortization and severance) increased by only 9% as cost control measures and the operational consolidation of the subsidiaries acquired in 1999 and 2000 began to have a positive impact. This enabled the Company to roll out new services using the existing operational infrastructure minimizing the need for additional resources. The increase in operating expenses can be attributed primarily to one time legal fees in connection with the tender offer by KPN and the cost of closing the New York office.

         Depreciation and amortization

As disclosed above, no goodwill was amortized in 2002. Other intangibles, representing customer lists obtained in an acquisition in Romania in 2000, are being amortized ($57,500 quarterly) over a period of five years. Depreciation of tangible fixed assets has increased from $253,479 in 2001 to $336,547 in 2002, reflecting the investment in equipment used to provide the new services.


         Net interest income

Net interest income of $226,245 in the first six months of 2002 is lower than the net interest income of $592,661 in the first six months of 2001. The decrease is due to the fact that less interest-generating funds were available in this period than in the same period of the previous year, and also because the effective interest rate on these investments has decreased over the periods in question.

         Equity interest in affiliate

Euroweb Rt. has made some acquisitions over the past two years where goodwill has been initially recognized. However, management has considered such goodwill to be impaired and has subsequently made write-offs which have had a significant impact in the results for the first half of 2002. All goodwill previously recognized by Euroweb Rt. have now been written off and as of June 30, 2002, no goodwill exists on its books.

Although the Company's 49% share in the net loss of Euroweb Rt. for the six months ended June 30, 2002 is $595,792, the opening net carrying value of the investment in the Company's financial statements at the beginning of the year was only $495,187. Therefore, the net investment has been written down to zero. The difference of $100,605 is not required to be recorded in the books of the Company. However, if in the future, Euroweb Rt. has net income, then the Company may only recognize its 49% interest on Euroweb Rt. net income in excess of $100,605.


         Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities were approximately $13,296,293 as of June 30, 2002, a decrease of $2,844,474 from the end of 2001.

The Company has $13,296,293 of cash, cash equivalents and marketable securities compared to $ 1,955,583 total short and long term liabilities. Management believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months.

KPN Telecom B.V. (NY Stock Exchange: KPN) owns 52% of the outstanding shares of Common Stock of the Company. KPN has announced that it intends to sell all of its non-core assets, including its ownership of 52% of the outstanding shares of the Company. KPN has distributed to interested buyers a Business Plan on the Company, has made available all the documents relating to the Company, and arranged for meetings of Management of the Company with prospective suitors. So far, non of the offers were accepted by KPN.

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


         Inflation and Foreign Currency

The Company maintains its books in local currencies, including the Czech koruna for Euroweb Czech Republic and the Slovak koruna for Euroweb Slovakia. However, given the hyper-inflationary situation in Romania, the U.S. dollar is used as the functional currency.

The Slovakian Koruna has strengthened by 2.43%, while the Czech Korona has strengthened against the U.S. dollar by approximately 10% between the first six months of 2002 and 2001. The impact of this is reflected in the exchange rates used in the first six months of 2002 and the first six months of 2001.

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

Statement 142 established certain transition provisions which will require, amongst other things, the Company perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company was required to, and has adopted, Statement 142 as of January 1, 2002 and has completed the transition provisions described above .

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

The Financial Accounting Standards Board ("FASB") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146") was issued in June 2002. Statement 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". `Costs' include (a) one-time termination benefits, (b) costs to terminate a contract that is not a capital lease and (c) other associated costs including costs to consolidate facilities or relocate employees. The Statement is based on the general principle that a liability for a cost associated with an exit or disposal activity should be (1) recorded when it is incurred and (2) initially measured at fair value. Thus, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The Company is required to adopt the provisions of Statement 146 for exit or disposal activities initiated after December 31, 2002. The Company is evaluating the impact, if any, Statement 146 may have on its future consolidated financial statements.

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

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                    PART II

Item 1.  Legal Proceedings

On March 8, 2002, the Company was served with a complaint filed in Delaware Chancery Court by Suan Investments Inc. against, among others, the Company, Purchaser , KPN Telecom BV and the individual directors of the Company, including the members of the Special Committee.

The complaint alleges, among other things, that the consideration offered by KPN is "unfair and inadequate" and that the "intrinsic value of publicly owned shares is materially in excess of the amount offered". The complaint also alleges that the documents disseminated to the Company's unaffiliated stockholders by KPN and its affiliates in respect of the tender offer are "materially false and misleading" and that KPN, "with the acquiescence of the individual defendants, has breached and will continue to breach its fiduciary duties ... by engaging in improper overreaching and self-dealing in pursuing the proposed transaction."

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

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the first six months of 2002.

         ITEM 5.           OTHER INFORMATION


On June 10, 2002, the Board of Directors of the Company unanimously approved appointments to the Company's Executive Committee, Audit Committee and Compensation Committee. Messrs. Csaba Toro, Roelant Lyppens and Rob van Vliet were appointed to the Executive Committee, Messrs. Stewart Reich, Gerald Yellin and Rob van Vliet were appointed to the Audit Committee and Messrs. Rob van Vliet, Roelant Lyppens and Csaba Toro were appointed to the Compensation Committee.

In addition, on June 10, 2002, the Board of Directors of the Company also approved the appointment of Mr. Csaba Toro as the Chief Executive Officer and Chairman of the Board. It was also decided that the position of Chief Financial Officer will remain vacant and that Mr. Peter Szigeti, the Company's Chief Accounting Officer, and Mr. Rob van Vliet, the Company's Treasurer, will assume all responsibilities of this position.

The Company has closed its offices at 445 Park Avenue, New York as of June
30, 2002. Correspondence from this date can be sent to 1065 Avenue of the Americas 21st Floor, New York, NY 10018. The new phone number is +36-1-382-3771, while the fax number is +36-1-382-3783.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits (numbers below reference Regulation S-B, Item 601)
         (3)       (a) Certificate of Incorporation filed November 9, 1992(1)
                   (b) Amendment to Certificate of Incorporation filed July 9,
                       1997 (2)
                   (c) By-laws(2)
         (99)      (a) Certification of the Chief Executive Officer of Euroweb
                       International Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (99)      (b) Certification of the Chief Financial Officer of Euroweb
                       International Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 9th day of August 2002.

                           EUROWEB INTERNATIONAL CORP.

                                                     By /s/Csaba Toro
                                                           Csaba Toro
                                                           Chairman of the Board

--------
1 Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
2 Filed with Form 10-QSB for quarter ended June 30, 1998.