Form 10QSB
period 2002-09-30
EUROWEB INTERNATIONAL CORP
filed 2002-11-14
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                  to

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

                   1113 Budapest, Bocskai ut 134-146. Hungary
                   ------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                                4,665,326
              (Class)                                      (Outstanding at
                                                            September 30, 2002)

     Transitional Small Business Disclosures Format (Check one): Yes   No X

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX

PART I. Financial Information

Item 1. Financial Statements

   Consolidated balance sheets as of September 30, 2002 (unaudited)
      and December 31, 2001 (audited)                                                                            2

   Consolidated statements of operations and comprehensive loss (unaudited) for the three months ended September 30, 2002 and 2001 and nine months
       ended September 30, 2002 and 2001                                                                         3

   Consolidated statements of stockholders' equity for the nine months ended
       September 30, 2002 (unaudited) and twelve months ended December 31, 2001                                  4

   Consolidated statements of cash flows (unaudited) for the nine months
       ended September 30, 2002 and 2001                                                                         5

   Notes to interim (unaudited) Consolidated Financial Statements                                                6

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                     14

Item 3. Controls and Procedures                                                                                 18


PART II.      Other Information                                                                                 17


Signature                                                                                                       21


                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,   December 31,
                                                                          2002            2001
                                                                      (Unaudited)      (audited)

ASSETS
  Current Assets
    Cash and cash equivalents ....................................   $  1,501,254    $  1,512,303
    Investment in securities .....................................     11,996,751      14,628,464
    Trade accounts receivable, net ...............................        486,102         801,436
    Current portion of note receivable ...........................        186,678         194,296
    Prepaid and other current assets .............................        609,417         598,484
                                                                     ------------    ------------
         Total current assets ....................................     14,780,202      17,734,983

  Note receivable, less current portion ..........................        222,702         363,976
  Investment in affiliate ........................................           --           495,187
  Property and equipment, net ....................................      1,336,201       1,426,604
  Goodwill, net ..................................................      3,562,538       3,562,538
  Other intangibles, net .........................................        184,000         805,000
  Other non-current assets .......................................          7,844          20,612
                                                                     ------------    ------------
       Total assets ..............................................   $ 20,093,487    $ 24,408,900
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable .......................................   $    439,521    $    638,729
    Current portion of acquisition indebtedness ..................        180,000         180,000
    Other current liabilities ....................................        579,395         704,483
    Loan payable - short term portion ............................        110,800            --
    Accrued expenses .............................................        265,035         468,921
    Deferred revenue .............................................        154,002         277,127
                                                                     ------------    ------------
       Total current liabilities .................................      1,728,753       2,269,260

   Loan payable ..................................................           --            94,904
   Acquisition indebtedness, less current portion ................           --           180,000
   Non-current portion of lease obligations ......................         69,675         196,611
                                                                     ------------    ------------

       Total liabilities .........................................      1,798,428       2,740,775

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding ............................           --              --
   Common stock, $.001 par value - Authorized 60,000,000 shares;
   Issued and outstanding 4,665,326 shares .......................         24,129          24,129
   Additional paid-in capital ....................................     48,227,764      48,227,764
   Accumulated deficit
                                                                      (28,904,221)    (25,325,033)
   Accumulated other comprehensive income/(loss): ................         62,799        (143,323)
   Treasury stock -  175,490 common shares, at cost ..............     (1,115,412)     (1,115,412)
                                                                     ------------    ------------
      Total stockholders' equity .................................     18,295,059      21,668,125
                                                                     ------------    ------------

   Commitments and contingencies

      Total liabilities and stockholders' equity .................   $ 20,093,487    $ 24,408,900
                                                                     ============    ============

          See accompanying notes to consolidated financial statements.
                                        2

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)




                                                            Three months ended            Nine months ended
                                                            ------------------            -----------------
                                                                September 30                September 30
                                                                ------------                ------------
                                                           2002         2001              2002         2001
                                                           ----         ----              ----         ----

Revenues ............................................   $ 3,195,364    $ 2,037,678    $ 9,315,126    $ 4,851,685
Cost of revenues ....................................     2,336,679      1,249,992      6,190,113      2,778,284
                                                        -----------    -----------    -----------    -----------
   Gross profit .....................................       858,685        787,686      3,125,013      2,073,401

Operating expenses
   Compensation and related costs ...................       413,346        499,296      1,389,712      1,466,284
   Severance to officers ............................          --             --        2,020,832           --
   Consulting and professional fees .................       153,269        203,198        692,767        592,483
   Other selling, general and administrative expenses       284,556        522,047      1,187,198      1,347,530
   Depreciation and amortization ....................       322,681        687,462        774,228      1,953,941
   Writedown of intangible assets - customer lists ..       448,500              _        448,500           --
                                                        -----------    -----------    -----------    -----------
       Total operating expenses .....................     1,622,352      1,912,003      6,513,237      5,360,238

Loss from operations ................................      (763,667)    (1,124,317)    (3,388,224)    (3,286,837)

   Net interest income ..............................        77,978        185,691        304,223        778,352
   Equity in loss of affiliate ......................          --          269,504        495,187        320,261


Loss before income taxes ............................      (685,689)    (1,208,130)    (3,579,188)    (2,828,746)
                                                        -----------    -----------    -----------    -----------
Provision for income taxes ..........................          --             --             --             --
                                                        -----------    -----------    -----------    -----------
Net Loss ............................................      (685,689)    (1,208,130)    (3,579,188)    (2,828,746)

Other comprehensive (gain) loss .....................      (127,346)       (81,562)      (206,122)        78,154
                                                        -----------    -----------    -----------    -----------



Comprehensive loss ..................................   $  (558,343)   $(1,126,568)   $(3,373,066)   $(2,906,900)
                                                        ===========    ===========    ===========    ===========


Net Loss per share, basic ...........................          (.15)          (.26)          (.77)          (.60)

Weighted average number of shares outstanding .......     4,665,326      4,671,133      4,665,326      4,735,919

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                            Accumulated
                                                             Additional                         Other                    Total
                                        Common Stock         Paid-in       Accumulated     Comprehensive   Treasury   Stockholders'
                                      Shares*    Amount      Capital         Deficit        Gains(Losses)    Stock       Equity
                                    ---------   -------    -----------    -------------     ---------     ----------    -----------
Balances, December 31, 2000         4,801,696   $24,129    $48,227,764    $(19,742,020)     $(14,011)     $(173,688)    $28,322,174
                                    =========   =======    ===========    =============     =========     ==========    ===========

Foreign currency translation gain           -         -              -               -        16,642              -          16,642
Unrealized gain on securities               -         -              -               -        26,434              -
available for sale                                                                                                           26,434
Reclassification of realized gain           -         -              -               -      (172,388)             -        (172,388)
to net income
Net loss for the period                     -         -              -      (5,583,013)            -              -      (5,583,013)
Treasury stock                      (136,370)         -              -               -             -       (941,724)       (941,724)
                                    ---------   -------    -----------    -------------     ---------     ----------    -----------
Balances, December 31, 2001         4,665,326   $24,129    $48,227,764    $(25,325,033)    $(143,323)   $(1,115,412)    $21,668,125
                                    =========   =======    ===========    =============     =========     ==========    ===========
Foreign currency translation gain           -         -              -               -         2,534              -           2,534
(loss)
Unrealized gain (loss) on                   -         -              -               -       230,022              -         230,022
securities available for sale
Reclassification of realized gain           -         -              -               -       (26,434)             -         (26,434)
to net income
Net loss for the period                     -         -              -      (3,579,188)            -              -      (3,579,188)
Treasury stock                              -         -              -               -             -              -               -
                                    ---------   -------    -----------    -------------     ---------     ----------    -----------
Balances, September 30, 2002        4,665,326   $24,129    $48,227,764    $(28,904,221)      $62,799    $(1,115,412)    $18,295,059
                                    =========   =======    ===========    =============     =========     ==========    ===========

* restated to reflect 1 for 5 reverse stock split

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,

                                                                                      2002            2001
                                                                                      ----            ----
Cash flows from operating activities:
   Net loss ..................................................................   $ (3,579,188)   $ (2,828,746)

   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .............................................        774,228       1,953,941
   Amortization of discount on acquisition indebtedness ......................         12,768          19,870
  Writedown of intangibles - customer lists ..................................        448,500            --
   Equity in loss of affiliate ...............................................        495,187         320,261
   Foreign currency loss .....................................................         15,896            --
   Realized gain on sale of securities .......................................        (62,786)       (194,540)

   Unrealized interest income on securities ..................................       (250,065)       (424,245)

Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable .......................................................        315,334        (308,027)
   Prepaid and other assets ..................................................        (10,933)         25,130
   Accounts payable, other current liabilities and accrued expenses ..........       (612,988)        184,741
   Deferred revenue ..........................................................       (123,125)         81,661
                                                                                 ------------    ------------
           Net cash used in operating activities .............................     (2,577,174)     (1,169,954)
                                                                                 ------------    ------------

Cash flows from investing activities:
   Investment in securities ..................................................    (13,506,666)    (14,002,206)
   Maturity of securities ....................................................     16,654,820      14,200,000
   Repayments of notes receivable ............................................        148,892         122,137
   Repayments of loan receivable .............................................           --            67,278
   Acquisition of property and equipment, intangibles ........................       (511,325)       (492,633)
           Net cash provided by (used in) investing activities ...............      2,785,721         (35,376)
                                                                                 ------------    ------------


Cash flows from financing activities:
   Payments to acquire treasury stock ........................................           --          (939,721)
   Payment of acquisition indebtedness .......................................       (180,000)       (180,000)
   Principal payments under capital lease obligations ........................        (42,130)         (8,963)
                                                                                 ------------    ------------
          Net cash used in financing activities ..............................       (222,130)       (818,088)
                                                                                 ------------    ------------

Effect of foreign exchange rate changes on cash ..............................          2,534             960
                                                                                 ------------    ------------

Net decrease in cash and cash equivalents ....................................        (11,049)     (2,403,102)
Cash and cash equivalents, beginning of period ...............................      1,512,303       4,372,783
                                                                                 ------------    ------------

Cash and cash equivalents, end of period .....................................   $  1,501,254    $  1,969,681
                                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


1.   Organization and Business

EuroWeb International Corporation (the "Company") is a Delaware corporation which was organized on November 9, 1992, and was a development stage enterprise through December 31, 1993. The majority owner of Euroweb International Corporation is KPN Telecom BV, a Netherlands corporation.

The Company owns and operates Internet service providers in the Czech
Republic, Romania and Slovakia. The Company operates in one business segment. The Company's consolidated statements of operations also include the equity in the net income of Euroweb Hungary Rt. (also referred to as "Euroweb Rt."), in which the Company has a 49% ownership interest. The other 51% of Euroweb Hungary Rt. is held by Pantel Rt., of which KPN Telecom BV is also the majority owner.


2. Summary of Significant Accounting Policies

     (a) Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

     (c) Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company include the recoverability and period of benefit of other intangible assets and recoverability of goodwill.

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

     (i) Property and equipment

         Property and equipment are stated at cost, less accumulated depreciation. Equipment purchased under capital leases is stated at the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of equipment using the straight-line method over the shorter of estimated useful lives of four years or the lease term.

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

     (k) Net loss per share

         The Company calculates "basic" and "diluted" earnings per share. Basic earnings(loss) per share includes no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the quarters ended September 30, 2002 and 2001, which were not included in the computation of diluted net loss per share because they were antidilutive.


3.   Cash Concentration

At September 30, 2002, cash and cash equivalents included $625,727 on deposit with a U.S. money market fund or major money center bank.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


4.   Investment in Securities

On January 25, 2002, the Company purchased a United States Treasury Note with a face value of $14,389,000, which was purchased for $ 13,506,666. The note matures on February 15, 2004.

On May 1, 2002, the Company sold US Treasury Notes with a face value of $2,120,000 for $2,004,820 in order to cover the severances discussed in Note 7.

Of the $480,087 difference between the market value as of September 30, 2002 and the purchase price of the remaining investment, $250,065 is recorded as interest income on securities calculated with an effective interest rate of 3%, while the remaining $230,022 has been recorded as a comprehensive gain.


5.   Affiliate, carried on an equity basis

The Company's consolidated financial statements for the nine months ended September 30, 2002 and 2001 include the Company's 49% interest in the loss of Euroweb Hungary Rt. (also referred to as "Euroweb Rt.") Key information is indicated below:

                                          2002 (nine months)  2001 (nine months)
                                          ------------------  ------------------

Revenues ...................................   $ 4,496,373    $ 3,407,551

Gross profit ...............................     2,535,879      2,285,029

Net loss ...................................   $(1,321,600)   $   (59,769)
                                               ===========    ===========

Company's 49% share of net loss ............      (647,584)       (29,287)

Amortization of purchase goodwill related to
the Company's initial investment ...........          --         (142,215)
                                                              -----------

Equity in net loss of affiliate ............   $  (647,584)   $  (171,502)
                                               ===========    ===========

Loss recorded by the Company ...............   $  (495,187)   $  (171,502)
                                               ===========    ===========


More than half of the net loss of Euroweb Rt. was due to the write off of goodwill of unprofitable subsidiaries. Particularly, a significant portion of the goodwill impairment resulted from an April 2002 acquisition (purchase of 100% of the shares of Freestart Rt., a free Internet Service Provider, for a purchase price of $10,000). This Company had a net liability position of approximately USD 500,000 at the purchase date, due to a USD 1,000,000 liability to Pantel Rt. (the majority owner of Euroweb Rt. and a KPN Group subsidiary). As the main revenue stream of this entity is a revenue-sharing arrangement with the dominant player in local fixed-line telephony, the terms of which may be subject to legislation, management has decided to write-off the entire amount of the excess of purchase price over net fair value of the assets.

The carrying value of the net investment in affiliate of $ 495,187 at the beginning of the year has been written down to zero. Since the Company has no legal or commercial commitments to provide continuing financial support, the difference between the 49% equity interest in the net loss ($ 647,584) and the opening net carrying value of the investment at the beginning of the year ($495,187) has not been recorded.


     6.  Stockholders' Equity

On August 30, 2001, the shareholders approved a one-for-five reverse stock split of the Company's common stock. Prior period share and per share amounts have been restated to give effect to the reverse stock split.

During the nine months of 2002, the Company did not grant any options or warrants, nor were any exercised. Upon the exercise of an outstanding warrant or option, each warrant/option holder will receive 1/5 of a share, due to the reverse stock split effected on August 30, 2001.


     7.  Severance to officers

In May 2002, the employment contract of two officers were terminated. The company has paid a total compensation of $1,254,166 to Mr. Robert Genova and $766,666 to Mr. Frank Cohen covering the period until the end of the employment contracts (December 2005).

The new management decided to close the New York offices and move the principal office to Budapest, Hungary by June 30, 2002.


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

     9.  Related Party Transactions

In 2001, the Company's subsidiary in Romania launched a service which includes the provision of international IP and international leased line services. This service is being provided in conjunction with Pantel Telecommunication Rt., an entity which is majority owned and controlled by the KPN Group (which also owns a majority interest in the Company). In 2001, Pantel Telecommunication Rt. Hungary, a subsidiary of KPN and therefore a related party, became the most significant trading partner of the Company. Approximately 55% of the 2001 annual revenues of Euroweb Romania (translating into 30% of the consolidated revenues of the Company) were derived from the provision of services to Pantel. In the nine months of 2002, sales to Pantel has increased to 52% of revenues of Euroweb Romania (which represents 35% in the consolidated revenues of the Company).

Pantel has also invoiced USD 1,656,725 in the first nine months of 2002 to the subsidiaries of the Company in connection with the provision of internet bandwidth and international leased lines.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Operations

Overview

The Company owns and operates Internet service providers in the Czech Republic, Romania and Slovakia. These subsidiaries (Euroweb Czech Republic, Euroweb Slovakia, and Euroweb Romania) are wholly owned. The Company's consolidated statements of operations also includes the equity in the net income of Euroweb Hungary Rt., in which the Company has a 49% ownership interest. The Company operates in one business segment, acting as an Internet service provider to business customers through the provision of the following services:

(1) Traditional ISP business (Internet access, Content and Web services, Other services)
(2) International leased line, IP data services
(3) Voice over IP services

For the services in points (2) and (3), the main customer of the Company in 2002 was Pantel Telecommunication Rt., which is a Hungarian related party. The majority owner of Euroweb International Corporation and Pantel Telecommunication Rt is KPN Telecom BV, a Netherlands corporation.

Related party transactions - Pantel Telecommunications Rt.


General: The largest customer of the Company since early 2001 has been Pantel Telecommunication Rt, a Hungary-based alternative telecommunications provider. Pantel operates within the region and has become a significant trading partner for Euroweb Romania and Euroweb Slovakia through the provision of direct fiber cable connection which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel.

Due to the fact that the increase of revenue comes from the new services provided in conjunction with Pantel, some of the consultants of the Company have moved to the premises of Pantel in order to improve the effectiveness of the co-operation on international projects. Csaba Toro, Chief Executive Officer of Euroweb International Corporation, is also the Chief Executive Officer of Pantel.

Transactions: Both Euroweb Slovakia and Euroweb Romania have engaged in transactions with Pantel:

(a) Pantel receives revenue from the provision of the following services to subsidiaries of Euroweb International Corporation:

-        Internet bandwidth

-        Costs of international leased lines outside Romania and Slovakia

     The total amount of these services were USD $1,656,725 during the nine month period ended September 30, 2002.

(b) Euroweb International and its subsidiaries received revenue from the provision of the following services to Pantel:

- Cost of international leased lines and local loops in Slovakia and Romania
-        International IP and VOIP services for Pantel
-        Commission

Total value of these services were approximately USD $3,221,582 in the nine months of 2002.

Pricing: Agreements are made at market prices or a split of the margin based on the financial investment into the specific services by each of the parties. Euroweb International Corporation considers alternative suppliers for individual projects, when appropriate.

Other: Some services provided by Pantel are invoiced through Euroweb
Hungary Rt, of which 49% is owned by the Company and 51% is owned by Pantel. These transactions are considered as essentially Pantel services and disclosed as revenue of Pantel in point (a) as set forth above. No other service is invoiced to/from Euroweb Hungary Rt.

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

         Acquisitions

There were no new acquisitions in 2001 and the first nine months of 2002.

         Results of Operations

         Nine-month Period Ended September 30, 2002 Compared to Nine-month Period Ended September 30, 2001

The Company has significantly increased its revenue and gross margin (in absolute terms) compared to the same period in the previous year; with most of this increase being attributable to activities in Romania. However, during the same time period, the company was able to keep operating expenses at similar levels to the previous year, resulting in a significant improvement of the operating results (excluding the one-time termination payment to officers). In accordance with SFAS 142, the Company no longer amortizes goodwill. This has had a positive impact on the operating results of the nine months of 2002.


         Revenues

Total revenues for the nine months ended September 30, 2002 were $9,315,126 in comparison with $4,851,685 for the nine months ended September 30, 2001. The increase in revenues of $4,463,441 was due to the introduction of new services, while traditional ISP activity has not changed when compared with the previous period. Most of the increase has been in Euroweb Romania as can be seen as follows:

         Revenue per countries/nine months of      2002                                     2001

---------------------------------------------------------------------------------------------------------------
         Czech Republic                      $ 1,083,573                                $ 892,749
         Romania                               6,182,922                                2,128,240
         Slovakia                              2,048,631                                1,830,696

---------------------------------------------------------------------------------------------------------------
         Total                                 9,315,126                                4,851,685

     The new services were introduced in co-operation with Pantel Telecommunication Rt., a subsidiary of KPN Telecom BV, which is also the majority shareholder of the Company and therefore a related party. Sales to Pantel have increased compared with 2001. Approximately 55% of the 2001 annual revenues of Euroweb Romania (representing 30% of the consolidated revenues of the Company) were derived from the provision of services to Pantel, while in the nine months of 2002 this percentage has increased to 52% (representing 35% of the consolidated revenues of the Company).

The proportion of revenue per product lines has developed as follows:

Revenue per services                    2002                                   2001
---------------------------------------------------------------------------------------------------------------
ISP                             $  3,563,873                                 $ 3,538,577
Int. leased line and IP data       4,786,462                                     506,748
VOIP                                 964,791                                     806,360
---------------------------------------------------------------------------------------------------------------
Total                              9,315,126                                   4,851,685

         Cost of revenues

Cost of revenues consist primarily of telecommunication expenses.

Network costs were $6,190,113 in 2002 in comparison to $2,778,284 in 2001. Gross margin has decreased from 43% to 33% when compared to the previous year. Although there were no significant pricing policy changes within the Company during the first nine months of 2002, the margin rate has decreased due to the new services, which have significantly less margin than traditional ISP activity. Although the gross margin has fallen, the Company was able to increase gross profit by 51% in absolute terms.


         Severance to officers

In May 2002, the employment contracts for two executive officers, which had fixed-terms until 2005, were terminated. A significant one-time cash outflow was paid as severance, with Mr. Robert Genova receiving $1,254,166 and Mr. Frank Cohen receiving $766,666.

The new management has closed the office in New York and moved the Company's principal office to Budapest, Hungary. The Company expects to reduce its compensation and related costs by $45,000 per month as a result of the Company's relocation of its principal offices.


         Operating expenses (excluding depreciation, amortization and severance)

Despite the 92% increase in revenues and 51% increase in gross profit, overall operating expenses (excluding depreciation, amortization and severance) decreased by 4% as cost control measures and the operational consolidation of the subsidiaries acquired in 1999 and 2000 began to have a positive impact. This enabled the Company to roll out new services using the existing operational infrastructure minimizing the need for additional resources.

         Depreciation and amortization

As disclosed above, no goodwill was amortized in 2002. Other intangibles, representing customer lists obtained in an acquisition in Romania in 2000, are being amortized ($57,500 quarterly) over a period of five years. Depreciation of tangible fixed assets has increased from $490,931 in 2001 to $601,728 in 2002, reflecting the investment in equipment used to provide the new services.


         Writedown of intangibles - customer lists

On May 19, 2000, the Company purchased all of the Internet related assets of Sumitkom Rokura, S.R.L. an Internet service provider in Romania. The acquisition was accounted for as an asset purchase with a value of $1,150,000 being assigned to customer lists acquired which are being depreciated over an estimated period of benefit of 5 years. However, an analysis of the customers and revenues as at September 30, 2002 indicated that most of the expected revenues to be generated by this customer list did not materialize. Therefore, the Company has written down $448,500 of the customer list net book value. The remaining $184,000 will continue to be amortized over the remaining period of benefit of 33 months. However, the Company will continue to assess the recoverability of this amount on a periodic basis and further writedowns will be made if required.


         Net interest income

Net interest income of $304,223 in the nine months of 2002 is lower than the net interest income of $778,352 in the nine months of 2001. The decrease is due to the fact that less interest-generating funds were available in this period than in the same period of the previous year, and also because the effective interest rate on these investments has decreased over the periods in question.

         Equity interest in affiliate

Euroweb Rt. has made several acquisitions over the past two years where goodwill has been initially recognized. However, management has considered such goodwill to be impaired and has subsequently made write-offs which have had a significant impact in the results for the first half of 2002. All goodwill previously recognized by Euroweb Rt. have now been written off and as of June 30, 2002, no goodwill exists on its books.

Although the Company's 49% interest in the net loss of Euroweb Rt. for the nine months ended September 30, 2002 is $647,584, the opening net carrying value of the investment in the Company's financial statements at the beginning of the year was only $495,187. Therefore, the net investment has been written down to zero. The difference of $152,397 is not required to be recorded in the books of the Company as there is no legal or commercial commitment to provide continuing financial support. However, if in the future, Euroweb Rt. has net income, then the Company may only recognize its 49% interest on Euroweb Rt. net income in excess of $152,397.

         Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities were approximately $13,498,005 as of September 30, 2002, a decrease of $2,642,762 from the end of 2001.

The Company has $13,498,005 of cash, cash equivalents and marketable securities compared to $ 1,798,428 total short and long term liabilities. Management believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months.

KPN Telecom B.V. (NY Stock Exchange: KPN) owns 52% of the outstanding shares of Common Stock of the Company. In November 2000, KPN announced that it intends to sell all of its non-core assets, including its ownership of 52% of the outstanding shares of the Company. KPN has distributed to interested buyers a Business Plan on the Company, has made available all the documents relating to the Company, and arranged for meetings of Management of the Company with prospective suitors. So far, none of the offers to purchase were accepted by KPN.

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

The Slovakian Koruna has strengthened by 4.13%, while the Czech Korona has strengthened against the U.S. dollar by approximately 13% when comparing the nine months of 2002 and 2001. The impact of this is reflected in the exchange rates used in the nine months of 2002 and the nine months of 2001.

         Effect of Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") was issued. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is required to implement Statement 142 on January 1, 2002.

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

ITEM 3.  CONTROLS AND PROCEDURES

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer,concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that significantly affect internal controls subsequent to September 30, 2002.

                                     PART II

Item 1.  Legal Proceedings

     The Company is not a party to any material legal proceedings or aware of any governmental proceeding being contemplated by a governmental authority that has become reportable or had material developments during the quarter ended September 30, 2002.

ITEM 2.  Changes in Securities

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the nine months of 2002.

ITEM 5.  OTHER INFORMATION

        None.

item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits (numbers below reference Regulation S-B, Item 601)

         (3)      (a) Certificate of Incorporation filed November 9, 1992(1)
                  (b) Amendment to Certificate of Incorporation filed July 9, 1997(2)
                  (c) By-laws(2)
         (99)     (a) Certification of the Chief Executive Officer of Euroweb International Corp. Pursuant to 18
                  U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (99)     (b) Certification of the Chief Accounting Officer of Euroweb International Corp. Pursuant to 18
                  U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 9th day of November 2002.

                                               EUROWEB INTERNATIONAL CORP.

                                         By /s/Csaba Toro
                                               Csaba Toro, Chairman of the Board


                                       19
________________

(1) Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)

(2) Filed with Form 10-QSB for quarter ended June 30, 1998.

                                 CERTIFICATIONS


         I, Csaba Toro, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Euroweb International Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.


                                                /s/Csaba Toro
                                                   Csaba Toro
                                                   Chief Executive Officer

                                 CERTIFICATIONS


         I, Peter Szigeti, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Euroweb International Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.

                                                /s/Peter Szigeti
                                                   Peter Szigeti
                                                   Chief Accounting Officer