Form 10KSB
period 2002-12-31
EUROWEB INTERNATIONAL CORP
filed 2003-04-14
CIK 905428

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                       OR

    [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from _______________to_________________

                         Commission File Number 001-1200

                           EUROWEB INTERNATIONAL CORP.
           (Name of small business issuer as specified in its charter)

             Delaware                                            13-3696015
 (State or other jurisdiction of                             (I.R.S.  Employer
  incorporation or organization)                             Identification No.)

                   1122 Budapest, Varosmajor utca 13. Hungary
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (+36) 1-22-44-000
                                     Facsimile: (+36) 1-88-83-783
                                                ------------------

Securities registered under Section 12(g) of the Exchange Act:

             Title of Each Class Name of Each Exchange on which Registered Common Stock, par value $.001 per share NASDAQ SMALL CAP

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer had revenues of $12,940,631 for the year ended December 31, 2002. As of April 1, 2003, 4,840,822 shares of Common Stock were outstanding of which 2,204,318 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of April 1, 2003 was $4,077,988 (based upon the closing bid price on such date on the Nasdaq of $1.85).

                      Documents incorporated by reference:

Part III - Portions of the Registrant's Proxy statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2002.

Transitional Small Business Disclosure Format (check one):

Yes ___  No  X

                                TABLE OF CONTENTS

                                                                                                                Page

PART I       .....................................................................................................2

   Item 1.        Description of Business.........................................................................2
                  EuroWeb Strategy................................................................................2
                  Entry into ISP Market in Central Europe and History of Acquisitions.............................3
                  Products and Services...........................................................................4

                  Customers.......................................................................................5
                  Network Operations and Technical Support........................................................6
                  Sales and Marketing.............................................................................6
                  Government Regulations..........................................................................6
                  Employees.......................................................................................6

   Item 2.        Description of Properties.......................................................................6

   Item 3.        Legal Proceedings...............................................................................7

   Item 4.        Submission of Matters to a Vote of Security Holders.............................................7

PART II      .....................................................................................................7

   Item 5.        Market For Registrant's Common Equity And Related Stockholder Matters...........................7
                  Market Information..............................................................................7
                  Holders of Common Stock.........................................................................8
                  Dividends.......................................................................................8

   Item 6.        Management's Discussion and Analysis of Financial Condition and Results of Operations...........9
                  Operations......................................................................................9
                  Results of Operations..........................................................................12
                  Year Ended December 31, 2002 compared to Year Ended December 31, 2001..........................12
                  Liquidity and Capital Resources................................................................15
                  Inflation and Foreign Currency.................................................................15
                  Effect of Recent Accounting Pronouncements.....................................................16
                  Risk Factors...................................................................................18

                  Forward-Looking Statements.....................................................................21

   Item 7.        Financial Statements...........................................................................22

   Item 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........22

PART III      ...................................................................................................22

   Item 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
                  16(A) OF THE EXCHANGE ACT                                                                      22

   Item 10.       EXECUTIVE COMPENSATION.........................................................................25

   Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................28

   Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................28

PART IV      ....................................................................................................28

   Item 13.       EXHIBITS AND REPORTS ON FORM 8-K...............................................................28


   Item 14.       CONTROLS AND PROCEDURES........................................................................28

                                     PART I

ITEM 1. Description of Business

History of Business

         EuroWeb International Corp. (the "Company" or "EuroWeb") is a Delaware corporation which was organized on November 9, 1992. It was a development stage company through December 31, 1993. The Company operates in the Czech Republic, Romania and Slovakia, through its subsidiaries Euroweb Czech Republic spol. s.r.o. ("Euroweb Czech"), Euroweb Slovakia a.s. ("Euroweb Slovakia") and Euroweb Romania S.A. ("Euroweb Romania"). The Company provides Internet access and additional value added services to business customers. The Company also owns 49% ownership interest in Euroweb Hungary Rt. The remaining 51% of Euroweb Hungary Rt. is held by Pantel Telecommunication Rt., Hungary ("Pantel Rt."), of which KPN Telecom BV is also the controlling owner. KPN Telecom BV owns approximately 53% of EuroWeb's outstanding shares of common stock.

EuroWeb Strategy

         Since exiting the construction business, the Company has been striving to be the leading supplier in Central Europe to businesses of complete communications solutions using Internet technologies. Rather than servicing individual users, the Company focuses its efforts on business users and seeks to satisfy all their needs with high quality and reliable service.

         The Company's business has shown continued growth since it entered the Internet field in January 1997, and the Company has made various acquisitions in Hungary, the Czech Republic, Slovakia and Romania. As a continuing consolidation is taking place in the industry, the Company is currently reviewing various business opportunities, which may include either a merger with another company, the disposition of one or more of its operating units, a sale of a significant amount of assets or any combination of these items. No assurances can be given that we will be successful in locating or negotiating with any of these potential business opportunities.

Entry into ISP Market in Central Europe and History of Acquisitions/Dispositions

         The Company entered the Internet Service Provider ("ISP") market in Central Europe through various acquisitions of companies in that area over the past five years. On January 2, 1997, the Company acquired all of the outstanding stock of three Hungarian ISPs for a total purchase price of approximately $1,785,000, consisting of 28,800 shares of common stock of the Company and $1,425,000 in cash (collectively, the "1997 Acquisitions").1 Thereafter in 1997, the three Hungarian companies were combined and merged into a new Hungarian entity, EuroWeb Hungary Rt. On November 22, 1998, the Company sold 51% of the outstanding shares of EuroWeb Hungary Rt. to Pantel Rt. for $2,200,000 in cash and an agreement to increase the share capital of EuroWeb Hungary Rt. by $300,000 without changing the ownership ratio (after the capital increase, the ownership ratio would remain 49 - 51 percent). The Company currently uses the equity method of accounting to record its interest in EuroWeb Hungary Rt.

         The Company continued with its acquisitions of ISPs in the Czech Republic, Slovakia and Romania in 1999 and 2000. On June 11, 1999, the Company acquired all of the participating interests of Luko CzechNet, an ISP in the Czech Republic, for a total cost of $1,862,154 consisting of 90,000 shares of the Company's common stock and 50,000 options valued at $2.00 per share, and the balance paid in cash. This acquisition was effective as of June 1, 1999.

--------
1 1997 Acquisitions were as follows:
(a) Eunet (Hungary Ltd.) for a total cash cost of $1,000,000, and an assumption of $128,000 in liabilities;
(b) E-Net Hungary Telecommunications and Multimedia for a total cash cost of $200,000 and $150,000 in stock (12,000 shares); and (c) MS Telecom Rt. for a total cash cost of $225,000 and $210,000 in stock (16,800 shares).

         On July 15, 1999, the Company acquired all of the outstanding shares of capital stock of EUnet Slovakia, an ISP in the Slovak Republic, for a total cost of $813,299 consisting of 47,408 shares of the Company's common stock valued at $400,005 issued August 9, 1999 and the balance paid in cash. This acquisition was effective as of August 1, 1999. The Company then made another acquisition of a Slovak ISP on July 15, 1999 with the purchase of 70% of the outstanding shares of Dodo s.r.o.'s subsidiary, R-Net, for a total cost of $630,234 consisting of 29,091 shares of the Company's common stock valued at $200,000 issued August 13, 1999 and the balance paid in cash. This acquisition was effective as of August 1, 1999.

         On September 23, 1999 and November 16, 1999, the Company acquired from Slavia Capital o.c.p., a.s. 70% and 30%, respectively, of the issued and outstanding stock of Global Network Services a.s.c., a Slovakian corporation providing Internet service primarily to businesses located in Bratislava and other major cities in Slovakia for a total purchase price of $1,633,051, consisting of 71,114 shares of the Company's common stock valued at $499,929 issued on September 23, 1999, and the balance paid in cash. This acquisition was effective as of October 1, 1999. All Slovakian operations were then merged into one company under the name of Euroweb Slovakia.

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

         On February 11, 2000, a special meeting of the shareholders was held and two proposals were approved. Proposal number one approved the amendment of the Company's certificate of incorporation increasing the number of shares of common stock that is authorized for issuance by the Company from 20,000,000 shares of common stock to 60,000,000 shares of common stock. Proposal number two approved the issuance and sale by the Company to KPN Telecom B.V. ("KPN"), a Netherlands Limited Liability Company, of 2,057,348 shares at $7.9 per share and rights to shares equal to all other outstanding warrants, options and other securities at $6.9 per share. At closing KPN exercised its option to purchase 303,362 shares at $6.9 per share in addition to the 2,057,348 shares at $7.9 per share. These approvals gave KPN control of 51% of the Company's common stock, representing voting control of the Company. This transaction provided the Company with more than $18,000,000 in capital to fund future acquisitions.

         On October 24, 2000, KPN Telecom B.V. exercised its option for 100,302 shares of the Company's common stock at $ 6.9 per share, in order to maintain its 51% equity interest in the Company.

         All share figures in the discussion above have been restated to reflect the one for five reverse stock split effective August 21, 2001.

Products and Services

The activity of the company can be divided into the following categories:

o Traditional ISP services: (a) Internet access, (b) Content and Web services
  (c) Other services;
o International/national leased line, IP data services (IP connections between different countries); and
o Voice over IP services.

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

International/domestic leased line, IP data services

In order to meet requests of International customers, EuroWeb offers international/national data connection for companies across borders, or within the countries to connect premises in different countries. This service includes single (one to one point) and also Virtual Private Network (many to many point) IP connections. In most cases, PanTel Rt. is acting as a partner in development of the international network possibilities.

Voice over IP services

         Capitalizing on its existing international presence and cross border connections, EuroWeb offers voice services to major carriers and partners based on Internet Protocol (IP) technology. Partners are sending Voice minutes to the region in which EuroWeb operates, in order to terminate the calls in the particular country locally. Euroweb's preferred VOIP partner is Pantel Rt.

Customers

         EuroWeb's customers are mainly businesses and professionals. EuroWeb's customer base is using more than 750 leased lines and over 8,400 dial up accounts in Slovakia, the Czech Republic and in Romania as of December 31, 2002.

         With the introduction of IP based Data and Voice services in 2001, new types of customers have started to use EuroWeb's services such as telecommunication carriers and multinational corporations who have high cross-border bandwidth communication needs.

Network Operations and Technical Support

         As of December 31, 2002, EuroWeb had a network operations group consisting of 45 people, including technical and customer support employees. EuroWeb's network operations personnel located at EuroWeb's network operations center in Slovakia, the Czech Republic and Romania are responsible for continuously monitoring traffic across EuroWeb's network infrastructure and also to carry out implementation of new customer connections both for Internet and other IP data connections. Both technical support and customer support personnel are currently available from 8 a.m. to 8 p.m., Monday through Friday. At other times, these personnel respond to technical support requests via telephone 24 hours a day. By the end of December 2002, EuroWeb had 98 Point of Presences
(POPs) covering the territory of the Czech Republic, Slovakia and Romania.

Sales and Marketing

         EuroWeb employs 29 persons in sales and marketing. To date, EuroWeb has sold its Internet access and applications products and services primarily through direct personal and telephone contact. The sales persons work closely with the customer and technical support group, which is responsible for installation at multiple sites and for support and technical consulting services, thereby demonstrating our commitment to account management to our customers.

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

Employees

         The Company employs a total of 116 persons in the Czech Republic, Slovakia and Romania all of which are full-time employees. None of the Company's employees are represented by a labor organization.

ITEM 2. Description of Properties

         The following table lists the office spaces that the Company and its subsidiaries lease from unaffiliated persons:

                                                                                               Rent
                                                                                      Sq.      Amount/
       Lessor                Address of Property               Primary Use           feet      Month    Lease Terms
---------------------     --------------------------    ---------------------------  -----   ---------- -------------

The Company               Varosmajor utca 13.           stockholder relations and     250            -  Month-to-month-
                          H-1122                        general executive

                          Budapest, Hungary
Euroweb Czech             Argentinska 38                general operations          3,617       $4,800        5 year
Republic                  CS-170 05                                                                     non-cancelable
                          Prague, Czech Republic
Euroweb Slovakia          Priemyselna 1/A               general operations          7,561       $8,500        5 year
                          SK - 821 09                                                                   non-cancelable
                          Bratislava, Slovakia
Euroweb Romania           Bd. Unirii 33, Bl. A2,        general operations          4,667       $3,655       3-month
                          Sc.3, 6th Floor, Sector                                                             notice
                          3 Bucharest, Romania

         Until June 2002, the Company leased office space in New York for its principal executives. With the closing of the New York office, the Company's Chief Executive, Csaba Toro, has been using offices provided by Pantel Rt. No consideration was charged as Csaba Toro was also the CEO of Pantel Rt. in 2002.

Item 3. Legal Proceedings

         The Company is not a party to any material legal proceedings as of the date of this report.

ITEM 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2002.

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

         The following table sets forth the high and low bid prices for the Common Stock during the periods indicated as reported by Nasdaq. Figures prior to September 2001 have been restated to reflect the reverse stock split. The prices reported reflect inter-dealer quotations, and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                                             High                      Low
Quarter Ending:
2001
March 31, 2001                                               2.69                      0.91
June 30, 2001                                                1.02                      0.69
September 30, 2001                                           2.62                      0.45
December 31, 2001                                            2.05                      1.71


2002
March 31, 2002                                               2.95                      1.47
June 30, 2002                                                2.85                      1.84
September 30, 2002                                           2.50                      1.88
December 31, 2002                                            2.14                      1.72


On April 2, 2003 the closing bid price on the Nasdaq for the Common Stock was $1.85.

Holders of Common Stock

         As of April 1, 2003 the Company had 4,665,332 shares of Common Stock outstanding and 165 shareholders of record. The Company was advised by its transfer agent, the American Stock Transfer & Trust Company, that according to a search made, the Company has approximately 10,000 beneficial owners who hold their shares in street names.

Dividends

         It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business. However, the Company is currently reviewing various business opportunities, which may include either a merger with another company, the disposition of one or more of its operating units, a sale of a significant amount of assets or any combination of these items. No assurances can be given that we will be successful in locating or negotiating with any of these potential business opportunities. If the Company elects to pursue one of these business opportunities, then it may declare a dividend depending on the situation. There can be no assurance that the Company can achieve such earnings, if any, or that the outcome of the current discussions will result in the Company's payment of a dividend.

Equity Compensation Plans

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number   of  shares  to  be  Weighted-average   exercise  Number of shares  remaining
                                issued  upon   exercise  of  price    of     outstanding  available     for    future
                                outstanding   options   and  options and warrants         issuance    under    equity
                                warrants                                                  compensation plans
------------------------------- ---------------------------- ---------------------------- ----------------------------
Approved by security holders    61,500                       $7.98                        44,500
------------------------------- ---------------------------- ---------------------------- ----------------------------
Not   approved   by   security  73,000                       $10.14                       --
holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                           134,500                      $9.15                        44,500
------------------------------- ---------------------------- ---------------------------- ----------------------------


         The equity compensation plans are discussed in Notes 16 and 17 to the 2002 Consolidated Financial Statements.

Sale of Securities that were not Registered Under the Securities Act of 1933

The Company did not sell any securities that were not registered under the Securities Act of 1933 during the year ended December 31, 2002.



ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

         In 2001, the Company introduced two new service lines in addition to its traditional Internet services: (1) International, domestic leased line and IP Data services and (2) Voice over IP services. The Company operates through three wholly-owned subsidiaries, one located in the Czech Republic, one located in Slovakia, and one located in Romania, known as Euroweb Czech Republic, Euroweb Slovakia, and Euroweb Romania, respectively. The Company made no new acquisitions in 2001 and 2002.

         The results of operations of each ISP have been included in the Company's consolidated results of operations from the effective date of acquisition.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The Company's accounting policies are stated in
Note 2 to the Consolidated Financial Statements. The Company believes the following accounting policies are critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements:

     Revenue Recognition Policies -- Revenues from services are recognized in the month in which the services are provided. Invoices for traditional ISP, International leased line and IP Data services are generally issued at the beginning of the month except where local legislation prohibits such treatment. VOIP traffic is measured during the month and invoiced at the end of the month. Billed revenues for which the services are to be provided in the future, are not disclosed as revenues in the reporting period, but are accrued and shown as deferred revenue.

During the year, the Company entered into an agreement to provide transmission capacity to a customer pursuant to an indefeasible rights-of-use agreement ("IRUs") that management believe qualifies as an operating lease under Financial Accounting Standards Board Interpretation No. 13, "Accounting for Leases" ("FAS 13"), since the IRU agreement provides rights to use a specific subject asset for a defined period. Revenue attributable to the lease will be recognized on a straight-line basis over the term of the 20-year lease agreement, commencing upon completion of the installation in March 2003.

Under Financial Accounting Standards Board Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"), leases of fiber and capacity that are deemed integral equipment are required to be accounted for in the same manner as leases of real estate. If fiber and equipment are considered integral to the related real estate, a lease must include a provision transferring title of such integral equipment to the lessee, in order for that lease to be accounted for as a sales-type lease. Failure to satisfy the title transfer requirements results in operating lease treatment, and recognition of the related lease income over the lease term. The Company's IRU does not involve a transfer of title.

IRUs generally require the customer to make a down payment upon execution of the agreement, with the balance due upon delivery and acceptance of the fiber. This has resulted in a substantial amount of deferred revenue being recorded on the balance sheet. The Company is obligated under the fiber IRU to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

Accounting practice and guidance with respect to the treatment of fiber sales and IRU agreements continues to evolve. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these transactions in the future.

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

        Goodwill - Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of net assets acquired. Amortization was computed over the estimated future period of benefit (generally five years) on a straight-line basis until December 31, 2001. On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their estimated useful lives, which are no longer limited to a maximum of 40 years. The adoption of SFAS 142 has eliminated the goodwill charge in 2002. During 2002, the Company performed the required SFAS No. 142 impairment test, with respect to goodwill. The first step of this test requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. As the current fair value was less than the carrying value, the Company performed the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current value of the goodwill by performing an exercise similar to a purchase price allocation, and to record any excess as an impairment. Based upon the results, the Company recorded an impairment of $2,016,000 to the carrying value of its goodwill in its financial statements for the year ended December 31, 2002.

     Other Intangibles - Other Intangibles reflect customer list and the amount represented on the balance sheet reflects the unamortized difference between the purchase price and fair value of businesses acquired, less any impairment recognized. Customer lists were acquired as a result of a purchase of assets and are being amortized over the estimated future period of benefit of five years. The assessment of recoverability and possible impairment was determined using estimates of undiscounted future cash flows in a manner in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), with a write-down recorded in the third quarter of 2002. The carrying value of customer lists is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the customer lists exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The assessment of the recoverability of the remaining balance will be impacted if estimated future operating cash flows are not achieved

Commitments and contingencies

The Company's subsidiaries have entered into various capital leases for vehicles and internet equipment, as well as non-cancelable agreements for office premises. Refer to Note 9 (Leases) of the Financial Statements for details.

The Company has entered into an employment agreement with the Chief Executive Officer which provides for aggregate annual compensation of $96,000 through December 31, 2005.

The following table summarizes the commitments described above:

----------------------------------- ------------- ------------ ------------- ------------- ------------ ------------
Contractual Cash Obligations        Less than 1   1-2 Years    2-3 Years     3-4 Years     4-5 Years    After 5
                                    year                                                                Years
----------------------------------- ------------- ------------ ------------- ------------- ------------ ------------
Capital Lease Obligations             311,633       53,666        8,297         4,377           -            -
----------------------------------- ------------- ------------ ------------- ------------- ------------ ------------
Operating Leases                      168,264       168,264      168,264       168,264       96,964          -
----------------------------------- ------------- ------------ ------------- ------------- ------------ ------------
Employment agreements                  96,000       96,000        96,000          -             -            -
----------------------------------- ------------- ------------ ------------- ------------- ------------ ------------
Total Contractual Cash Obligations    575,897       317,930      272,561       172,641       96,964          -
----------------------------------- ------------- ------------ ------------- ------------- ------------ ------------

In addition to the above contractual cash obligations, the Company's subsidiary in Romania has entered into a 20 year Indefeasible Right of Use agreement whereby for the duration of the agreement, Euroweb Romania is obliged to use all reasonable endeavours to ensure the Cable System is maintained in efficient working order and in accordance with industry standards. The total consideration of $920,000 has already been received, and is being accounted for as an operating lease. Refer to Note 9 (Leases) of the Financial Statements.
ii.
iii. Results of Operations

iv.      Year Ended December 31, 2002 compared to Year Ended December 31, 2001

         The Company has experienced a significant (61.47%) revenue growth compared to 2001. The revenue increase of the Company can be attributed to the International/Domestic leased line and VOIP services which were introduced during 2001. A significant portion of these services is provided to Pantel Rt., a related party (see discussion under `revenues').

Revenues

         Both the revenue structure and the geographical area of revenue source has changed significantly in 2002. The ISP activity has experienced no growth, while new services were the driving force of growth for the Company. The following two tables summarize the main changes compared to the previous year:

------------------------------ ----------------- --------------------- -----------------
Revenue / services                   2002                2001                 %
------------------------------ ----------------- --------------------- -----------------
ISP activity                       $4,814,690              $4,786,107      100.59%
------------------------------ ----------------- --------------------- -----------------
Int./dom. leased line *            $6,100,530              $1,917,399        318%
------------------------------ ----------------- --------------------- -----------------
VOIP **                            $2,025,411              $1,310,622        154%
------------------------------ ----------------- --------------------- -----------------
Total                            $12,940,631               $8,014,128      161.47%
------------------------------ ----------------- --------------------- -----------------

* - mainly Pantel or Pantel related sales, ** - Direct sales to Pantel

--------------------------- ----------------- -------------------- ----------------- -------------- -----------------
Revenue/country                 Slovakia        Czech Republic         Romania          U.S.A.           Total
--------------------------- ----------------- -------------------- ----------------- -------------- -----------------
Revenues in 2002                  $2,757,086           $1,415,541        $8,768,004             $-       $12,940,631
--------------------------- ----------------- -------------------- ----------------- -------------- -----------------
Revenues in 2001                  $2,483,464           $1,235,875        $4,294,789             $-        $8,014,128
--------------------------- ----------------- -------------------- ----------------- -------------- -----------------


Total revenues from traditional Internet activities for the year ended December 31, 2002 were $4,814,690 in comparison with $4,786,107 for the year ended 2001. ISP revenues have stagnated overall, with Slovakia and Czech Republic showing a slight increase, while Romania has shown a decrease in ISP revenue.

International leased line revenue has increased more than three-fold compared to last year. Most of the revenue is direct sales to Pantel Rt. or Pantel Rt. related sales.

A large portion of the Company's VOIP services are provided to Pantel Rt. In the event that Pantel Rt. should no longer use the Company's VOIP services, then the Company's VOIP revenue would be significantly reduced.

In 2002, Pantel Rt. (a related party controlled by KPN Telecom B.V.) was the most significant customer of the Company representing approximately 38% of the total revenue of Euroweb International Corp. and 55% of total revenue of Euroweb Romania.

Although the direct sales to Pantel Rt. were 38% of consolidated revenue, Euroweb's dependency on Pantel Rt. is even greater than this figure suggests. Some third party sales involve Pantel Rt. as the subcontractor/service provider for the international/domestic lines (hence the revenues from Pantel Rt. are lower than the amounts paid to Pantel Rt.), and some third party customers are also clients of Pantel Rt. outside of Romania (i.e. their relationship with Pantel Rt. is stronger than that with Euroweb Romania).

Effective dependency on Pantel Rt., taking into account the direct as well as Pantel Rt.-related sales, represents approximately 53% of total consolidated revenues of Euroweb International Corp. or approximately 80-90% of total sales of Euroweb Romania. There is no such dependency in the case of Euroweb Czech or Euroweb Slovakia

Cost of revenues

         Cost of revenues comprise mostly telecommunication network telecom expenses which are related to the provision of access facilities to customers. This category also includes costs of phone calls in connection with VOIP services.

         Network costs were $8,613,196 in 2002 in comparison to $4,906,014 in 2001. The increase of 75% is larger than the increase of revenue comparing last year, which is the result of increasing proportion of International/domestic leased line and VOIP services having much less margin comparing higher margin on ISP revenue. There were no significant pricing policy changes within the Company during 2002. Pantel Rt. was the largest sub-provider representing approximately 41% of the total direct cost.


Operating expenses (excluding depreciation, amortization, and goodwill impairment)

         The increase in operating expenses from $4,771,898 to $6,424,543 is due to severance payments to officers (former CFO and CEO) whose 5 year contracts were terminated midway during 2002. Without this cost item, operating expenses have decreased by $368,187 which, reflect cost cutting measures including the closure of the US office in New York that resulted in a decrease to "other selling, general and administrative" expenses.

The proportion of salaries versus consulting, professional and directors fees has changed. Salaries have decreased due to the closure of US office, while the company paid slightly higher professional fees and directors' fees compared to the previous years.

Depreciation, amortization, goodwill impairment and writedown of intangibles

         Amortization of goodwill and intangibles accounted for over 75% of depreciation & amortization in 2001, while it was only 18% in 2002. The Company charged $189,227 amortization on intangibles, while no amortization of goodwill was recorded due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). Depreciation of machinery and equipment has increased due to investments made in order to provide the VOIP and International/domestic leased line services.

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

     In 2001, the Company recognized an impairment loss of $1,507,759 relating to the goodwill of Euroweb Slovakia as the future cash flows over the remaining useful life were not expected to be sufficient to cover the net book value of the goodwill in the Company's books. At the end of 2002 the Company performed an annual impairment test relating to the goodwill recorded in its books. Euroweb Romania, Euroweb Czech, and Euroweb Slovakia were identified as 'Reporting Units' under SFAS 142, with pre-impairment Goodwill of $1,718,657, $838,581, and $1,005,300 respectively. The Company compared the fair value of the reporting units (determined using discounted cash flow projections) to their carrying amounts, noting that the carrying amounts in each case were higher than their fair values. The Company then compared the implied fair value of each reporting unit's goodwill with their carrying amounts and recorded an impairment charge of $2,016,000. The impairment relating to Euroweb Slovakia was $442,000, Euroweb Czech was $746,000 and Euroweb Romania was $828,000. An average 3% growth rate for revenues was used in the calculations.

Net interest income

         Net interest income is significantly lower than the last year. The decrease is due to the fact that less interest-generating funds were available in this period than in the same period of the previous year, and also because the effective interest rate on these investments has decreased over the periods in question. The major revenue source is the approximately $12 million cash which is invested into US Government Securities bearing interest at 3.1%. The remaining amount was invested in other securities and /or was held in interest bearing accounts.

Equity interest in affiliate

The Company's 49% interest in the net loss of Euroweb Hungary Rt. for the year ended December 31, 2002 is $809,967. However, as the Company's 49% equity in the net loss ($809,967) is greater than the carrying value before recording this equity adjustment ($679,637), the investment has been written down to zero. Since the Company has no legal or commercial commitments to provide continuing financial support, the difference of $ 130,330 has not been recorded.

Sale or disposal transactions

         During 2002, the Company focused purely on improving operation and introduction of new services and thus did not divest any of its assets. Consequently, no gain/loss on sale or disposals are recorded in 2002.

Liquidity and Capital Resources

         The Company's cash, cash equivalents and marketable securities were approximately $14,203,087 as of December 31, 2002, a decrease of $1,937,680 from the end of fiscal year 2001. The decrease of cash was influenced by two major reasons: (1) loss making activity and (2) severance to officers

         The Company has $14,203,087 of cash, cash equivalents and marketable securities compared to $2,816,831 total short and long term liabilities (excluding deferred revenue), indicating that the Company is in a strong financial position. Management believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months. In the event the Company makes future acquisitions of Internet service providers in Central and Eastern Europe, the excess cash on hand may be used to finance such future acquisitions.

Inflation and Foreign Currency

         The Company maintains its books in local currencies: Czech koruna for Euroweb Czech Republic and the Slovak koruna for Euroweb Slovakia. However, given the hyper-inflationary situation in Romania, the U.S. dollar is used as the functional currency.

The Slovakian Koruna has strengthened by 6.5%, while the Czech Korona has strengthened against the U.S. dollar by approximately 14% when compared with 2001.

Effect of Recent Accounting Pronouncements

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

         In April 2002, the FASB issued SFAS No.145, Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections. SFAS No.145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No.145 also amends SFAS No.13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No.4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No.13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No.145 is not expected to have a material effect on the Company's financial statements.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The Company has adopted the disclosure requirements and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date, the Company has not entered into or modified guarantees.

         In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.123". This Statement amends FASB Statement No.123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No.123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

         In November 2002, the Emerging Task-Force issued its consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") on an approach to determine whether an entity should divide an arrangement with multiple deliverables into separate units of accounting. According to EITF 00-21, in an arrangement with multiple deliverables, the delivered item(s) should be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration should be allocated to the separate units of accounting based on their relative fair values. The guidance in this Issue is effective for revenue arrangements entered into in fiscal beginning after June 15, 2003. The Company believes that the adoption of EITF 00-21 will not have a material impact on it's financial statements.

         At the January 23, 2003 meeting, the Emerging Issues Task Force (EITF) reached consensuses on EITF 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition". Issues 1 and 2 of EITF 02-18 which considered whether, (i) an investor should recognize any previously suspended losses when accounting for a subsequent investment in an investee that does not result in the ownership interest increasing from one of significant influence to one of control, and (ii), if the additional investment represents the funding of prior losses, whether all previously suspended losses should be recognized or whether only the previously suspended losses equal to the portion of the investment determined to be funding prior losses should be recognized. The EITF concluded that if the additional investment represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses. At its February 5, 2003 meeting, the FASB ratified the consensuses reached by the Task Force in this Issue. As discussed in notes 1 (i) and 6, the Company has discontinued recording losses on its equity method investment in Euroweb Hungary Rt, which is 51% owned by Pantel Rt., also a subsidiary of KPN. If the Company makes additional investments in Euroweb Hungary Rt., the Company would be required to recognize additional losses to the extent these additional investments are considered funding of unrecognized prior losses of Euroweb Hungary Rt.

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

         Regulations and Legal Uncertainties. In the United States, the business engaged in by the Company is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally and multi-level marketing. However, changes in the regulatory environment relating to the telecommunications, Internet and media industries could have an effect on its business, which effect may be materially adverse to the interests of the Company. Additionally, legislative proposals from international, federal, state and foreign governmental bodies in the areas of content regulation, intellectual property, privacy rights and tax issues, could impose additional regulations and obligations upon all online service and content providers, which effect may be materially adverse to the interests of the Company. The Company cannot predict the likelihood that any such legislation will pass, nor the financial impact, if any, the resulting regulation may have on it.

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

         Dependence on Key Personnel; Limited Management; Need for Qualified Management and Other Personnel. The success of the Company will be dependent on the personal efforts of Csaba Toro, Chief Executive Officer (CEO). The loss of the services of Mr. Toro could have a material adverse effect on the Company's business and prospects. The Company does not have and does not intend to obtain "key-man" insurance on the life of any of its officers. The success of the Company is largely dependent upon its ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to hire or retain additional qualified management. The inability to attract and retain qualified management and other personnel will have a material adverse effect on the Company.

         Dependence on Pantel Rt. The majority owners of Pantel Rt. and Euroweb International Corp. is KPN Telecom B.V. Such ownership improved the co-operation of the two companies, which has resulted in a high level of dependency in the case of Euroweb Romania. Actual dependency from Pantel Rt., taking into account the direct and Pantel Rt. related sales, represents approximately 50-56% of total consolidated revenue of Euroweb International Corp. or approximately 80-90% of total sales of Euroweb Romania. Despite the fact that co-operation is based on arm's length agreements, disagreements between the management of Pantel Rt. and EuroWeb, or an effective change of ownership in one or both companies, may result in the loss of the Pantel Rt. related revenues and their significant margin.

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

         We believe that the main competitors of Euroweb Slovakia are four of the largest or most active providers in Slovakia:

o        Nextra;

o        GTS Inec;

o        SLOVANET; and

o        the incumbent telecom operator, Slovak Telecom.

         The above are all also providing internet services. Both Nextra and GTS Inec have a customer base similar to that of the Company's.

         Romania's Internet market is in the initial phase of development. At present, other then Euroweb Romania, there are two other data transmission companies providing internet services, which also cover the entire territory of
Romania:

o        Global One Romania; and

o        Logic Telecom.

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

         No Dividends. It has been the policy of the Company to not pay cash dividends on its common stock. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business. However, the Company is currently reviewing various business opportunities, which may include either a merger with another company, the disposition of one or more of its operating units, a sale of a significant amount of assets or any combination of these items. No assurances can be given that we will be successful in locating or negotiating with any of these potential business opportunities. If the Company elects to pursue one of these business opportunities, then it may declare a dividend depending on the situation. There can be no assurance that the Company can achieve such earnings, if any, or that the outcome of the current discussions will result in the Company's payment of a dividend.

         Potential Issuance of Additional Common and Preferred Stock. The Company is currently authorized to issue up to 60,000,000 shares of common stock and intends on obtaining shareholder approval to amend its Certificate of Incorporation so as to decrease the number of authorizes shares of common stock from 60,000,000 to 12,500,000. To the extent of such authorization, the Board of the Company will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Company is also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board. To the extent of such authorization, such designations may be made without stockholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company as of April 7, 2003.

Name                           Age               Position with Company
----                           ---               ---------------------
Csaba Toro                     37                Chief Executive Officer, Chairman of the Board
Rob Van Vliet                  48                Director, Secretary to the Board and Treasurer
Gerald Yellin                  68                Director
Stewart Reich                  59                Director
Hans Lipman                    43                Director

Csaba Toro, age 37, Chairman and CEO of the Company since June 2002, has been with the Company since September 1998 in various other positions. During 2001 and 2002, Mr. Toro held the positions of COO and CEO in Pantel Rt. He resigned as CEO of Pantel Rt. as of March 2003. From 1997 to 1999, Mr. Toro was managing director of the Company's Hungarian subsidiary. Prior thereto, since 1994, he was managing director of ENET Kft., which was acquired by the Company in 1997.

Rob van Vliet, age 48, has been a Director of the Company since May 2000. Mr. van Vliet has been involved within KPN in the international IP/data activities as developed in EuroWeb and Pantel Rt. since 1998. In 2002, Mr. van Vliet was a member of the board of Pantel Rt. As of March 1, 2002, he became CEO of Vision Networks Holdings with cable TV operations in Poland and the Czech Republic, the operations of which were sold in early 2003. During the period from November 1998 until January 2000 he was also a member of the Supervisory Board of Planet Internet, a consumer ISP in Belgium. From 1993 until 1998, Mr. van Vliet was active as Project Director for KPN's international acquisitions in Central and Eastern Europe.

Gerald Yellin, age 68, has been the Vice-President of the Investment Banking House of Bear Stearns & Company, Inc. since 1975. Mr. Yellin worked for Bear Stearns for 28 years, and is a graduate from Temple University, PA. Mr. Yellin has been a Director of the Company since November 2001.

Stewart Reich, age 58, was Chief Executive Officer and President of Golden Telecom Inc., Russia's largest alternative voice and data service provider as well as its largest ISP, since 1997. In September 1992, Mr Reich was employed as Chief Financial Officer at UTEL (Ukraine Telecommunications), of which he was appointed President in November 1992. Prior to that Mr. Reich held various positions at a number of subsidiaries of AT&T Corp. Mr. Reich has been a director of the Company since 2002.

Hans Lipman, age 43, is a Dutch Registered Accountant and is financial manager for Royal Dutch KPN's International Participations department since March 2001. He is a member of the supervisory board of Pantel Rt, Hungary. From April 1994, Mr. Lipman has been working as a financial manager and IT controller with KPN Telecom. Prior to that he was auditor with PriceWaterhouseCoopers' predecessors, since 1978. Mr. Lipman replaces Mr. Roelant Lyppens who resigned as director on December 18, 2002.

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors.

ROLE OF THE BOARD

            Pursuant to Delaware law, our business, property and affairs are managed under the direction of our board of directors. The board has responsibility for establishing broad corporate policies and for the overall performance and direction of EuroWeb, but is not involved in day-to-day operations. Members of the board keep informed of our business by participating in board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with our executive officers.

2002 BOARD MEETINGS

            In 2002, the board met four times. No director attended less than 75% of all of the combined total meetings of the board and the committees on which they served in 2002.

BOARD COMMITTEES

Audit Committee

            The audit committee of the board of directors reviews the internal accounting procedures of the company and consults with and reviews the services provided by our independent accountants. During 2002, the audit committee consisted of Messrs. Stewart Reich, Gerald Yellin and Rob van Vliet. The audit committee held three meetings in 2002. Messrs. Yellin and Reich both serve as audit committee financial expert for the Audit Committee. Both of the audit committee financial experts are considered to be independent. Compensation Committee

Compensation Committee

            The compensation committee of the board of directors i) reviews and recommends to the board the compensation and benefits of our executive officers;
ii) administers our stock option plans and employee stock purchase plan; and
iii) establishes and reviews general policies relating to compensation and employee benefits. In 2002, the compensation committee consisted of Messrs. Rob van Vliet, Roelant Lyppens and Csaba Toro. No interlocking relationships exist between the board of directors or compensation committee and the board of directors or compensation committee of any other company. During the past fiscal year the compensation committee had two meetings.

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

         Specific due dates for such reports have been established by the Commission and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2002. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2002, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

POLICY WITH RESPECT TO SECTION 162(m)

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, unless an appropriate exemption applies, a tax deduction for the Company for compensation of certain executive officers named in the Summary Compensation Table will not be allowed to the extent such compensation in any taxable year exceeds $1 million. As no executive officer of the Company received compensation during 2002 approaching $1 million, and the Company does not believe that any executive officer's compensation is likely to exceed $1 million in 2003, the Company has not developed an executive compensation policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Code.

CODE OF ETHICS

         The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long term compensation of the Company's Chief Executive Officer. The Company does not have any officer whose annual salary and bonus exceeds $100,000 as of December 31, 2002:


                                    ANNUAL COMPENSATION                LONG-TERM COMPENSATION

                                                                                   Restricted      Number of
                                                              Bonus and           Stock Award(s)   Securities
Name and                Year Ended                           Other Annual                          Underlying           All Other
Principal Position      December 31,  Salary ($)             Compensation ($)         ($)          Options/SARs (#)
------------------      ------------  ----------             ----------------      --------------  ----------------     ---------
Compensation ($)

Csaba Toro                 2002           $96,000                      --               --                --                --
  CEO and Chairman         2001           $96,000                      --               --                --                --
                           2000           $96,000                      --               --                4,000             --


     Employment agreements with Mr. Frank Cohen and Robert Genova, former executive officer and directors of the Company, were terminated in the second quarter of 2002 and their total compensation for the period from June 2002 to December 31, 2005 was settled. At the same time, Mr. Robert Genova and Mr. Frank Cohen forfeited all of their outstanding options in the Company. Mr. Toro was appointed as the CEO and Chairman in May 2002. Prior to May 2002, Mr. Toro served as the Chief Operating Officer of the Company.
There is no other officer, whose yearly compensation exceeded $100,000

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were no grants of Stock Options/SAR made to the named Executives during the fiscal year ended December 31, 2002.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES

------------------------ ---------------------- --------------------- ------------------------ -----------------------
                                                                       Number of securities         Value of the
                                                                      underlying unexercised     unexercised in the
                                                                      options/SARs at FY-end   money options/SARs at
                                                                              (#)                    FY-end ($)*
         Name             Shares acquired on     Value realized ($)   Exercisbale/UnexercisableExercisbale/Unexercisable
                             exercise (#)
------------------------ ---------------------- --------------------- ------------------------ -----------------------
Csaba Toro, Chairman             None                   None                  87,000                   $0.00
and CEO
------------------------ ---------------------- --------------------- ------------------------ -----------------------

* Fair market value of underlying securities (calculated by subtracting the exercise price of the options from the closing price of the Company's Common Stock quoted on the Nasdaq as of December 31, 2002), which was $1.73 per share. None of Mr. Toro's options are presently in the money.


EMPLOYMENT AND MANAGEMENT AGREEMENTS

         The Company entered into a six-year agreement with its Chief Executive Officer and Chairman of the Board, Csaba Toro on October 18, 1999, which commenced January 1, 2000. The agreement provides for an annual compensation of $96,000 for Mr. Toro and terminates on December 31, 2005.

         The agreement further provides that, if Mr. Toro's employment is terminated other than for willful breach by the employee, for cause or in event of a change in control of the Company, then the employee has the right to terminate the agreement. In the event of any such termination, the employee will be entitled to receive the payment due on the balance of his employment agreement.

         The Company has no pension or profit sharing plan or other contingent forms of remuneration with any officer, director, employee or consultant, although bonuses are paid to some individuals.

         There were no changes in the Employment and Management Agreements in the last fiscal year, other than the termination of the contract with the former CFO and CEO.

DIRECTOR COMPENSATION

         Directors who are also officers of the Company are not separately compensated for their services as a director. Directors who are not officers receive cash compensation for their services: $2,000 at the time of agreeing to become a Director; $2,000 for each Board Meeting attended either in person or by telephone; and $1,000 for each Audit Committee Meeting attended either in person or by telephone. Non-employee directors are reimbursed for their expenses incurred in connection with attending meetings of the Board or any committee on which they serve and are eligible to receive awards under the Company's 1993 Stock Option Plan (described below). No stock option awards were made to non-employee directors as of April 7, 2003.

STOCK OPTION PLAN

         The Company's 1993 Stock Option Plan (the "Plan") permits the grant of options to employees of the Company, including officers and directors, who are serving in such capacities. An aggregate of 134,000 shares of Common Stock are authorized for issuance under the Plan. At December 31, 2002, options for 61,500 Common Stock were outstanding and exercisable under the Plan. The Plan provides that qualified and non-qualified options may be granted to officers, directors, employees and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. No options were granted to any officers, directors, employees and consultants to the Company during the year ended December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of the Common Stock as of April 1, 2003 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and
(iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

Name and Address                                    Shares                       Percent Owned (1)
                                                    Beneficially Owned (1)
--------------------------------------------------- ---------------------------- ---------------------------
KPN Telecom B.V. (4)                                2,461,014                   52.75%
Maanplein 5
The Hague, The Netherlands

Csaba Toro (3)(5)(6)                                87,000(2)                    1.86%
1122 Budapest
Varosmajor utca 13
Hungary

Hans Lipman (3)(6)                                  0                            0
KPN Telecom B.V.
Maanplein 5
The Hague, The Netherlands
                                                    0                            0
Rob van Vliet(3)(5)-(6)
KPN Telecom B.V.
Maanplein 5
The Hague, The Netherlands

Gerald Yellin (6)                                   0                            0
500 E. 83rd Street
New York, NY 10028

Stewart Reich (6)                                   0                            0
18 Dorset Lane,
Bedminister, NJ 07921

All Officers and Directors as a                     87,000                       1.86%
Group (7 Persons)
----------------------------

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after April 1, 2003. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on April 1, 2003 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Mr. Toro owns, directly or indirectly, 1.86% of the issued and outstanding shares of the Company represented by options to purchase 87,000 shares.

(3) Does not include shares reported to be beneficially owned by KPN Telecom B.V. Messrs. van Vliet and Lipman are employees of KPN Telecom B.V. Until March 1, 2003, Mr. Toro was an employee of Pantel Rt, an indirect subsidiary of Royal KPN N.V.

(4)      KPN Telecom B.V. is a subsidiary of Royal KPN N.V.

(5)      An officer of the Company.

(6)      A director of the Company.

The foregoing table is based upon 4,665,332 shares of common stock outstanding as of April 1, 2003.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Significant related party transactions exist with Pantel Rt. Details of these transactions can be found in the MD&A section of this form 10-KSB and in
Note 14 of the 2002 Consolidated Financial Statements.

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

         There are no other significant related party transactions.


                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits (numbers below reference Regulation S-B, Item 601)

         (2) Subscription Agreement and Option Agreement with KPN(1)(2)
         (3) (a) Certificate of Incorporation filed November 9, 1992(1)
             (b) Amendment to Certificate of Incorporation filed July 9,
                 1997(2)
             (c) By-laws(2)
         (4) (a) Form of Common Stock Certificate(1)
             (b) Form of Underwriters' Warrants to be sold to
                 Underwriters(1)
             (c) Placement Agreement between Registrant and J.W. Barclay &
                 Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing(1)
        (99) (a) Certification of the Chief Executive Officer of Euroweb International Corp. Pursuant to 18 U.S.C. Section 1350,
                 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        (99) (b) Certification of the Chief Accounting Officer of
                 Euroweb International Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        (99) (c) Code of Ethics and Business Conduct of Officers,
                 Directors and Euroweb International Corp.

----------------------------------

(1) Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)

(2) Filed with Form 10-QSB for quarter ended June 30, 1998.

ITEM 14. CONTROLS AND PROCEDURES


         As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Cheif Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                           EUROWEB INTERNATIONAL CORP.


        Consolidated Balance Sheet as of December 31, 2002 and 2001, and
           Consolidated Statements of Operations & Comprehensive Loss,
                  Stockholders' Equity, and Cash Flows for the
                     Years ended December 31, 2002 and 2001

                           EUROWEB INTERNATIONAL CORP.

                        Consolidated Financial Statements

                           December 31, 2002 and 2001




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




                         Independent Auditors' Report



The Board of Directors and Stockholders
Euroweb International Corp.


We have audited the accompanying consolidated balance sheet of Euroweb International Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the years in the two year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euroweb International Corp. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1(k) to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles in 2002.






KPMG Hungaria Kft.
Budapest, Hungary
April 9, 2003

                           Euroweb International Corp.
                           Consolidated Balance Sheet
                                  December 31,

                                                                                      2002              2001
                                                                                      ----              ----
ASSETS
  Current assets:
    Cash and cash equivalents (note 3) .........................................   $  2,098,983    $  1,512,303
    Investment in securities (note 4) ..........................................     12,104,104      14,628,464
    Trade accounts receivable, less allowance for doubtful accounts of .........        348,488         686,935
    $634,484 (2001: $457,721)
    Related party receivables ..................................................        855,194         114,501
    Current portion of note receivable (note 5) ................................        190,105         194,296
    Prepaid and other current assets ...........................................        851,100         598,484
                                                                                   ------------     -----------
         Total current assets ..................................................     16,447,974      17,734,983

  Note receivable, less current portion (note 5) ...............................        173,871         363,976
  Investment in affiliate (note 6) .............................................           --           495,187
  Property and equipment (note 7) ..............................................      1,269,923       1,426,604
  Assets under construction (note 7) ...........................................        430,000            --
  Goodwill (note 8) ............................................................      1,546,538       3,562,538
  Intangibles- customer lists (note 8) .........................................        167,273         805,000
  Other non-current assets .....................................................           --            20,612
                                                                                   ------------     -----------
       Total assets ............................................................   $ 20,035,579    $ 24,408,900
                                                                                   ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade accounts payable .....................................................   $    659,244    $    638,729
    Related party payables .....................................................        345,110            --
    Acquisition indebtedness (note 10) .........................................        180,000         180,000
     Loan payable (note 11) ....................................................        129,945            --
    Other current liabilities ..................................................        469,547         704,483
    Accrued expenses ...........................................................        965,885         468,921
    Deferred IRU revenue (note 9) ..............................................         30,667            --
    Deferred other revenues ....................................................        145,392         277,127
                                                                                   ------------     -----------
       Total current liabilities ...............................................      2,925,790       2,269,260

    Loan payable (note 11) .....................................................           --            94,904
    Acquisition indebtedness, less current portion (note 10) ...................           --           180,000
    Non-current portion of deferred IRU revenue (note 9) .......................        889,333            --
    Non-current portion of lease obligations (note 9) ..........................         67,100         196,600
                                                                                   ------------     -----------
       Total liabilities .......................................................      3,882,223       2,740,775

   Stockholders' equity (note 13)
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding ..........................................                           --
   Common stock, $.001 par value - Authorized 60,000,000 shares;
      issued and outstanding 4,665,332 shares ..................................         24,129          24,129
   Additional paid-in capital ..................................................     48,227,764      48,227,764
   Accumulated deficit                                                              (31,219,267)    (25,325,033)
   Accumulated other comprehensive income/(loss) ...............................        236,142        (143,323)
   Treasury stock - 175,490 common shares, at cost                                   (1,115,412)     (1,115,412)
                                                                                   ------------     -----------
      Total stockholders' equity ...............................................     16,153,356      21,668,125
                                                                                   ------------     -----------

   Commitments and contingencies (note 15)

      Total liabilities and stockholders' equity ...............................   $ 20,035,579    $ 24,408,900
                                                                                   ============     ===========

          See accompanying notes to consolidated financial statements.

                           Euroweb International Corp.
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2002 and 2001

                                                            2002            2001
                                                            ----            ----

Revenues
 Third party revenues ...............................   $  8,067,290    $  5,524,442
Related party revenues ..............................      4,873,341       2,489,686
                                                        ------------    ------------
              Total Revenues ........................     12,940,631       8,014,128

Cost of revenues
 Third party cost of revenues .......................      6,584,806       4,123,692
 Related party cost of revenues .....................      2,028,390         782,322
                                                        ------------    ------------
              Total Cost of revenues ................      8,613,196       4,906,014
                                                        ------------    ------------
   Gross profit .....................................      4,327,435       3,108,114

Operating expenses
   Compensation and related costs ...................      1,884,891       2,001,191
   Severance to officers ............................      2,020,832            --
   Consulting, professional and directors fees ......      1,078,908         977,951
   Other selling, general and administrative expenses      1,439,912       1,792,756
   Goodwill impairment (Note 8) .....................      2,016,000       1,507,759
   Writedown of intangibles (Note 8) ................        448,500            --
   Depreciation and amortization ....................      1,038,166       2,905,012
                                                        ------------    ------------
               Total operating expenses .............      9,927,209       9,184,669
                                                        ------------    ------------


Loss from operations ................................     (5,599,774)     (6,076,555)

   Net interest income ..............................        385,177         948,803
   Equity in net loss of affiliate (Note 6) .........       (679,637)       (455,261)

Loss before income taxes ............................     (5,894,234)     (5,583,013)

Provision for income taxes ..........................           --              --
                                                        ------------    ------------
Net loss ............................................     (5,894,234)     (5,583,013)


Other comprehensive income (loss) ...................        379,465        (129,312)
                                                        ------------    ------------


Comprehensive loss ..................................   $ (5,514,769)   $ (5,712,325)
                                                        ============    ============


Net loss per share, basic ...........................          (1.26)          (1.17)

Weighted average number of shares outstanding .......      4,665,332       4,771,804


           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 and 2001



                                                                                            Accumulated
                                                               Additional                      Other                       TOTAL
                                          Common Stock          Paid-in      Accumulated    Comprehensive    Treasury   Stockholders
                                      Shares*       Amount      Capital        Deficit      Gains(Losses)      Stock       Equity
                                   ------------  ------------  ------------  -------------   ------------  ------------ ------------

Balances, December 31, 2000 .....   4,801,702    $    24,129   $48,227,764   $(19,742,020)   $ (14,011)     (173,688)   $28,322,174
                                   ============  ============  ============  =============   ============  ============ ============

Foreign currency translation gain        --             --            --            --          16,642            --         16,642
Unrealized gain on securities ...
available for sale ..............        --             --            --            --          26,434            --         26,434
Reclassification of realized gain        --             --            --            --        (172,388)           --       (172,388)
Net loss for the period .........        --             --            --       (5,583,013)         --             --     (5,583,013)
Treasury stock ..................    (136,370)          --            --            --             --         (941,724)    (941,724)
                                   ------------  ------------  ------------  -------------   ------------  ------------ ------------
Balances, December 31, 2001 .....   4,665,332    $    24,129   $48,227,764   $(25,325,033)   $(143,323)    $(1,115,412) $21,668,125
                                   ============  ============  ============  =============   ============  ============ ============

Foreign currency translation loss        --             --            --            --         160,687            --        160,687
Unrealized gain on securities ...        --             --            --            --         245,212            --        245,212
available for sale (Note 4)
Reclassification of realized gain        --             --            --            --         (26,434)           --        (26,434)
Net loss for the period .........        --             --            --       (5,894,234)         --             --     (5,894,234)
                                   ------------  ------------  ------------  -------------   ------------  ------------  -----------
Balances, December 31, 2002 .....   4,665,332    $    24,129   $48,227,764   $(31,219,267)   $ 236,142     $(1,115,412)  $16,153,356
                                   ============  ============  ============  =============   ============  ============  ===========


* restated to reflect 1 for 5 reverse stock split

           See accompanying notes to consolidated financial statements

                           Euroweb International Corp.
                      Consolidated Statements of Cash Flows
                      Year Ended December 31, 2002 and 2001

                                                                                     2002                2001
                                                                                     ----                ----
Cash flows from operating activities
   Net loss ..................................................................   $ (5,894,234)   $ (5,583,013)

   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .............................................      1,038,166       2,905,012
   Goodwill impairment .......................................................      2,016,000       1,507,759
   Intangibles impairment - customer lists ...................................        448,500            --
   Amortization of discount on acquisition indebtedness (note 10) ............         15,380          24,945
   Equity in net loss of affiliate ...........................................        679,637         455,261
   Provision on doubtful accounts ............................................        176,763          81,893
   Foreign currency loss (gain) ..............................................         35,041         (10,846)
   Realized gain on sale of investment securities ............................        (47,970)       (194,540)
   Unrealized interest income on investment securities .......................       (357,046)       (599,824)

Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable .......................................................       (579,009)       (468,346)
   Prepaid and other assets ..................................................       (247,384)         54,865
   Accounts payable, other current liabilities and accrued expenses ..........        743,416          78,303
   Deferred revenue ..........................................................        788,265          64,874
                                                                                 ------------    ------------

           Net cash used in operating activities .............................     (1,184,475)     (1,683,657)
                                                                                 ------------    ------------


Cash flows from investing activities:
   Investment in securities ..................................................    (13,506,666)    (14,002,206)
   Maturity of securities ....................................................     16,654,820      14,200,000
   Payment of acquisition indebtedness .......................................       (180,000)       (180,000)
   Repayments of notes receivable ............................................        194,296         146,820
   Repayment of loan receivable ..............................................           --            86,682
   Acquisition of property and equipment .....................................       (966,545)       (445,207)
                                                                                 ------------    ------------
           Net cash provided by (used in) investing activities ...............      2,195,905        (193,911)
                                                                                 ------------    ------------


Cash flows from financing activities:
   Payments to acquire treasury stock ........................................           --          (941,724)
   Principal payments under capital lease obligations ........................       (400,987)         49,000
                                                                                 ------------    ------------
          Net cash used in financing activities ..............................       (400,987)       (990,724)
                                                                                 ------------    ------------

Effect of foreign exchange rate changes on cash ..............................        (23,763)          7,812
                                                                                 ------------    ------------


Net increase (decrease) in cash and cash equivalents .........................        586,680      (2,860,480)
Cash and cash equivalents, beginning of year .................................      1,512,303       4,372,783
                                                                                 ------------    ------------
Cash and cash equivalents, end of year .......................................   $  2,098,983    $  1,512,303
                                                                                 ============    ============

Supplemental disclosure:
Interest paid ................................................................   $     77,247    $     69,526
New capital leases ...........................................................   $    155,713    $    525,577



          See accompanying notes to consolidated financial statements.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


1.   Organization and Business

EuroWeb International Corp. (the "Company") is a Delaware corporation which was organized on November 9, 1992, and was a development stage enterprise through December 31, 1993. The controlling owner of Euroweb International Corp. is KPN Telecom BV, a Netherlands corporation.

The Company operates in the Czech Republic, Romania and Slovakia, through its subsidiaries Euroweb Czech Republic spol. s.r.o. ("Euroweb Czech"), Euroweb Slovakia a.s. ("Euroweb Slovakia") and Euroweb Romania S.A. ("Euroweb Romania"). The Company operates in one industry segment, providing Internet access and additional value added services to business customers.. The Company's consolidated statements of operations also include the equity in the net income or loss of Euroweb Hungary Rt., in which the Company has a 49% ownership interest. The other 51% of Euroweb Hungary Rt. is held by Pantel Telecommunication Rt., Hungary ("Pantel Rt."), of which KPN Telecom BV is also the controlling owner.

The revenues come from the following three sources:

         (1) Internet Service Provider (Internet access, Content and Web services, Other services)
         (2) International/domestic leased line, Internet Protocol data services
         (3) Voice over Internet Protocol services

For the services in point (2) and (3), the main customer of the Company in 2002 and 2001 was Pantel Rt. (See Note 15).

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

     (c) Fair value of financial instruments

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

         The carrying values of cash equivalents, investment in debt securities, notes and loans receivable, accounts payable, loans payable and accrued expenses approximate fair values.

     (d)  Revenue recognition

         Revenues from Internet services are recognized in the month in which the services are provided, either based on monthly traffic or on fixed monthly fees (leased lines). Revenue for other services, are recognized as the service is performed.

         During the year, the Company entered into an agreement to provide transmission capacity to a customer pursuant to an indefeasible rights-of-use agreement ("IRUs") that management believe qualifies as an operating lease under Financial Accounting Standards Board Interpretation No. 13, "Accounting for Leases" ("FAS 13"), since the IRU agreement provides rights to use a specific subject asset for a defined period. Revenue attributable to the lease will be recognized on a straight-line basis over the term of the 20-year lease agreement, commencing upon completion of the installation in March 2003.

         Under Financial Accounting Standards Board Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"), leases of fiber and capacity that are deemed integral equipment are required to be accounted for in the same manner as leases of real estate. If fiber and equipment are considered integral to the related real estate, a lease must include a provision transferring title of such integral equipment to the lessee in order for that lease to be accounted for as a sales-type lease. Failure to satisfy the title transfer requirements results in operating lease treatment, and recognition of the related lease income over the lease term. The Company's IRU does not involve a transfer of title.

         IRUs generally require the customer to make a down payment upon execution of the agreement, with the balance due upon delivery and acceptance of the fiber. This has resulted in a substantial amount of deferred revenue being recorded on the balance sheet. The Company is obligated under the fiber IRU to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

         Accounting practice and guidance with respect to the treatment of fiber sales and IRU agreements continues to evolve. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these transactions in the future.

     (e) Cost of revenues

         Cost of revenues comprise principally of telecommunication network expenses, costs of content services and cost of leased lines.

     (f) Foreign currency translation

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


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

         The Company conducts business and maintains its accounts for Euroweb Romania in the Romanian Lei ("ROL"). Romania is considered a highly inflationary economy and, therefore the U.S. dollar is used as the functional currency. The Company's financial statements presented in ROL are remeasured into U.S. dollars using the following policies:

o Monetary assets and liabilities are remeasured into the functional currency using the exchange rate at the balance sheet date.
o Non-monetary assets and liabilities are remeasured into the functional currency using historical exchange rates.
o Revenues, expenses, gains and losses are remeasured into the functional currency using the average exchange rate for the period except for revenues and expenses related to non-monetary items that are remeasured using historical exchange rates.

         The net effect of re-measurement from the local currency into the functional currency (US$) is included in the determination of net profit and loss, under `Other selling, general and administration expenses'.

         Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

     (g) Cash and cash equivalents

         Cash and cash equivalents include cash at bank and short-term deposits of less than three months duration.

     (h) Investment in securities

         Investments in marketable debt securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included as a component of other comprehensive income until realized. Investments with remaining maturities of greater than one year are classified as long-term, while those with remaining maturities of less than one year are classified as short-term.

     (i) Investment in affiliate

         The Company holds a minority interest of 49% in Euroweb Hungary Rt. which is controlled by its 51% shareholder, Pantel Rt. As the Company exerts significant influence over Euroweb Hungary Rt., the investment

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

         is carried under the equity method of accounting, with the Company recording its share of the earnings or loss of Euroweb Hungary Rt. Dividends are credited against the investment account when received.

         As a result of continuing losses, the carrying value of the net investment in affiliate was written down to zero during 2002. Since the Company has no legal or commercial commitments to provide continuing financial support, no further losses will be recognized unless the Company makes additional qualifying investments in Euroweb Hungary Rt., and future profits will be recognized only once such profits exceed the amount of unrecorded losses. If the Company makes additional qualifying investments in Euroweb Hungary Rt., the Company would be required to recognize additional losses to the extent these additional investments are considered funding of unrecognized prior losses of Euroweb Hungary Rt.

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

         Any gain or loss on retirements and disposals are included in the results of operations.

     (k) Goodwill and Intangibles

         Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of net assets acquired. Amortization was computed over the estimated future period of benefit (generally five years) on a straight-line basis until December 31, 2001. On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their estimated useful lives, which are no longer limited to a maximum of 40 years. The adoption of SFAS 142 has eliminated the goodwill charge in 2002. During 2002, the Company performed the required SFAS No. 142 impairment test, with respect to goodwill. The first step of this test requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. As the current fair value was less than the carrying value, the Company performed the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current value of the goodwill, and to record any excess as an impairment. Based upon the results, the Company recorded an impairment of $2,016,000 to the carrying value of its goodwill in its financial statements for the year ended December 31, 2002.

         Intangibles consist of customer lists which were acquired as a result of a purchase of assets and are being amortized over the estimated future period of benefit of five years. The assessment of recoverability and possible impairment are determined using estimates of undiscounted future cash flows in a manner in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), with a write-down recorded in the third quarter of 2002. The carrying value of customer lists is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the customer lists exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The assessment of the recoverability of the remaining balance will be impacted if estimated future operating cash flows are not achieved.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


     (l) Net loss per share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings(loss) per share include no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the years ended December 31, 2002 and 2001, which were not included in the computation of diluted net loss per share because they were antidilutive.

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

     (o) Income taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities, net of appropriate valuation allowances, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (p) Stock-Based compensation

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


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

     (q) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

         On January 1, 2002, the Company adopted SFAS No. 144 ("SFAS
         144"), "Accounting for Impairment or Disposal of Long-Lived Assets," which establishes a single accounting method for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The adoption of this statement had no significant impact on the Company's results of operations or financial position. The Company evaluates the carrying value of long-lived assets to be held and used, including goodwill, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

     (r) Recent accounting pronouncements

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

         In April 2002, the FASB issued SFAS No.145, Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections. SFAS No.145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No.145 also amends SFAS No.13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No.4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No.13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No.145 is not expected to have a material effect on the Company's financial statements.

         The Financial Accounting Standards Board ("FASB") No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146") was issued in June 2002. Statement 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". `Costs' include (a) one-time termination benefits, (b) costs to terminate a contract that is not a capital lease and (c) other associated costs including costs to consolidate facilities or relocate employees. The Statement is based on the general principle that a liability for a cost associated with an exit or disposal activity should be (1) recorded when it is incurred and (2) initially measured at fair value. Thus, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The Company is required to adopt the provisions of Statement 146 for exit or disposal activities initiated after December 31, 2002. The Company is evaluating the impact, if any, Statement 146 may have on its future consolidated financial statements.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The Group has adopted the disclosure requirements and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the company has not entered into or modified guarantees.

         In December 2002, the FASB issued SFAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.123. This Statement amends FASB Statement No.123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No.123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

         In November 2002, the Emerging Task-Force issued its consensus on EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21") on an approach to determine whether an entity should divide an arrangement with multiple deliverables into separate units of accounting. According to EITF 00-21, in an arrangement with multiple deliverables, the delivered item(s) should be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration should be allocated to the separate units of accounting based on their relative fair values. The guidance in this Issue is effective for revenue arrangements entered into in fiscal beginning after June 15, 2003. The Company believes that the adoption of EITF 00-21 will not have a material impact on it's financial statements.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

         At the January 23, 2003 meeting, the Emerging Issues Task Force (EITF) reached consensuses on EITF 02-18 Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition. Issues 1 and 2 of EITF 02-18 which considered whether, (i) an investor should recognize any previously suspended losses when accounting for a subsequent investment in an investee that does not result in the ownership interest increasing from one of significant influence to one of control, and (ii), if the additional investment represents the funding of prior losses, whether all previously suspended losses should be recognized or whether only the previously suspended losses equal to the portion of the investment determined to be funding prior losses should be recognized. The EITF concluded that if the additional investment, represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses. At its February 5, 2003 meeting, the FASB ratified the consensuses reached by the Task Force in this Issue. As discussed in notes 1 (i) and 6, the Company has discontinued recording losses on its equity method investment in Euroweb Hungary Rt., which is 51% owned by Pantel Rt., also a subsidiary of KPN. If the Company makes additional investments in Euroweb Hungary Rt., the Company would be required to recognize additional losses to the extent these additional investments are considered funding of unrecognized prior losses of Euroweb Hungary Rt.

3.   Cash Concentration

At December 31, 2002 and 2001, cash and cash equivalents included $312,343 and $778,015 on deposit with a U.S. money market fund.

4.   Investment in Securities

The Company holds investments in United States Treasury Notes with a face value of $12,269,000, which mature on February 15, 2004.

During 2002, the Company recorded net unrealized gains of $245,212 and the accretion of interest and discount on the Notes of $357,046. In 2001, the Company recorded a net unrealized gain of $26,434 and accreted interest of $599,824.

5.  Notes Receivable

In December 1998, the Company sold its entire shareholding in a wholly-owned Hungarian subsidiary, Teleconstruct Epitesi, for $1,500,000. The sale was satisfied by a payment of $500,000 in January 1999 and the issuance of a promissory note for $1,000,000 payable in sixty equal monthly installments, including interest at approximately 7.3% per annum. The note is collateralized by a building.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


6.  Investment in affiliate

The Company's consolidated statement of operations for the years ended December 31, 2002 and 2001 include the Company's equity interest in the net income of Euroweb Hungary Rt. for each period. Summarized financial information about Euroweb Hungary Rt.is as follows:
                                                   2002           2001
                                                   ----           ----

         Revenues ..........................   $ 6,536,790    $ 4,615,081

         Gross profit ......................     3,432,494      3,061,715


         Net loss ..........................   $(1,652,994)   $  (542,122)

         Company's 49% equity in net loss ..      (809,967)      (265,640)

         Amortization of goodwill related to
         the Company's investment                        0       (189,621)

         Equity in net loss of affiliate
         recorded by the Company               $  (495,187)   $  (455,261)
                                               ============   ============

The carrying value of the net investment in affiliate was $ 495,187 at the beginning of the year. Since the Hungarian forint has strengthened relative to the U.S. dollar, the Company's 49% share of the foreign currency translation gain ($ 184,450) was added to the carrying value of the net investment with the corresponding entry recorded in other comprehensive income. However, as the Company's share of the net loss ($809,967) is greater than the carrying value before recording this equity adjustment ($679,637), the investment has been written down to zero. Since the Company has no legal or commercial commitments to provide continuing financial support, the difference of $ 130,330 has not been recorded. If the Company makes additional investments in Euroweb Hungary Rt., the Company would be required to recognize additional losses to the extent these additional investments are considered funding of unrecognized prior losses of Euroweb Hungary Rt.

The following information is a summary of selected items from Euroweb Hungary Rt.'s consolidated balance sheet as at December 31, 2002 and 2001:

                                                     2002               2001
                                                     ----               ----

     Current Assets                              $ 2,254,179        $ 1,238,396
     Total Assets                                  3,526,497          2,365,236

     Current Liabilities                           2,189,301          1,056,125
     Total Liabilities                             3,785,579          1,068,931

Pursuant to the non-compete provision in the shareholders' agreement, the Company cannot: (i) engage in any business activity listed in the scope of activities of Euroweb Hungary Rt.'s charter,which, among others, includes telecommunications, data bank activity and information technology activity, (ii) own or control any equity interest in any person or entity that engages in any such business activity or (iii) permit any of its employees to act as a director, officer, manager or consultant to any person or entity that engages in any such business activity. If the Company breaches its obligation set forth under this provision, the Company will be required to sell to PanTel Rt. all of its shares at the time of such breach at a price equal to the nominal value of such shares.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


7. Property and equipment -

     Property and equipment as at December 31, 2002 and 2001 were as follows:

                                        2002          2001       Useful Life
                                        ----          ----       -----------

Software ......................   $    60,424    $     9,653    3 years
Internet equipment ............     2,577,924      2,289,905    3 years
Vehicles ......................       474,791        296,859    5 years
Other .........................       248,930         73,395    3-5 years
                                   -----------    -----------
  Total .......................     3,362,069      2,669,811
  Less accumulated depreciation    (2,092,146)    (1,243,207)
                                   -----------    -----------
                                  $ 1,269,923    $ 1,426,604
                                   ===========    ===========

Depreciation charged during 2002 and 2001 was $ 848,939 and $694,269 respectively.


In October 2002, the Company started construction of a line consisting of 24 pairs of optical fibres between the Hungarian - Romanian border and Timisoara. As at December, $430,000 of costs (separately disclosed as `Assets under construction' on the balance sheet) were incurred. The total cost of the investment is expected to be approximately $1,250,000 with expected completion by the end of April 2003.


8. Goodwill and Other Intangible assets

     Goodwill and other intangible assets as at December 31, 2002 and 2001 consist of the following:

                                                     2002                 2001

     Customer lists                                 $1,150,000        $ 1,150,000
     Goodwill                                        8,863,455          8,863,455
                                                    ------------      ------------
       Total                                        10,013,455         10,013,455
       Less impairment writedown                    (3,972,259)        (1,507,759)
       Less accumulated amortization                (4,327,385)        (4,138,158)
                                                    ------------      ------------
                                                    $1,713,811        $ 4,367,538
                                                    ============      ============

Amortization charged during 2002 and 2001 was $189,227 and $2,210,743 respectively. The customer lists were obtained during the course of the purchase of assets from a Romanian company. The net book value of customer lists as of 31 December 2002 was $167,273.

In 2001, the Company recognized an impairment loss of $1,507,759 relating to the goodwill of Euroweb Slovakia as the future cash flows over the remaining useful life were not expected to be sufficient to cover the net book value of the

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

goodwill in the Company's books. A transitional test in the beginning of 2002 indicated that no additional goodwill was impaired. At the end of 2002 the Company performed an annual impairment test relating to the goodwill recorded in its books. Euroweb Romania, Euroweb Czech, and Euroweb Slovakia were identified as `Reporting Units' under SFAS 142. The Company compared the fair value of the reporting units (determined using discounted cash flow projections) to their carrying amounts, noting that the carrying amounts in each case were higher than their fair values. The Company then compared the implied fair value of each reporting unit's goodwill with their carrying amounts and recorded an impairment charge of $2,016,000. The impairment relating to Euroweb Slovakia was $442,000, Euroweb Czech was $746,000 and Euroweb Romania was $828,000.

In 2002, an analysis of Euroweb Romania's customers and revenues generated by the purchased customer list indicated that most of the customers on this customer list were lost during the year. Therefore, the Company has written down $448,500 of the customer list in 2002. The remaining $184,000 will continue to be amortized over the remaining period of benefit of 33 months.

The following table indicates a pro-forma presentation indicating the impact of not amortizing goodwill relating to Euroweb Hungary Rt. (fully amortized by December 21, 2001) in 2001:

                                                       2002           2001
                                                       ----           ----

Reported net loss ..............................   $(5,894,234)   $(5,583,013)
Add back:
Goodwill amortization-Euroweb Romania and Czech              0      1,098,108
Goodwill amortization-Euroweb Hungary Rt .......             0        189,621
                                                   -----------    -----------
      Adjusted net loss ........................   $(5,894,234)   $(4,295,284)
                                                   ===========    ===========

Reported net loss per share ....................   $     (1.26)   $     (1.17)
Add back:
Goodwill amortization- Euroweb Romania and Czech             0           0.23
Goodwill amortization-Euroweb Hungary Rt .......             0           0.04
                                                   -----------    -----------
      Adjusted net loss per share ..............   $     (1.26)   $     (0.90)
                                                   ===========    ===========

In order to improve the comparability of pre- and post-FAS 142 goodwill impairment, goodwill relating to the Euroweb Slovakia subsidiary has not been considered in the above presentation, because in December 2001, the Company recorded an impairment to Goodwill of $1,507,759, based on a comparison of carrying value with estimated fair value at that date. Accordingly, if the Euroweb Slovakia goodwill had not been amortized, the impairment charge would have been higher by the amount of the related amortization.

9. Leases

Capital leases
The Company is committed under various capital leases, which expire over the next three years. The amount of assets held under capital leases included in property and equipment is as follows:

                                                          2002          2001
                                                          ----          ----

     Internet equipment                              $ 706,227      $ 565,787

     Vehicles                                          203,796        188,523
                                                     ----------     ----------

       Total                                           910,023        754,310
       Less accumulated depreciation                  (499,594)      (248,360)
                                                     ----------     -----------
                                                     $ 410,429        505,950
                                                     ==========     ===========

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

The following is a schedule of future minimum capital lease payments (with initial or remaining lease terms in excess of one year) as of December 31, 2002:


                   2003                                             $ 311,633
                   2004                                                53,666
                   2005                                                 8,297
                   2006                                                 4,377
                                                                     ---------
       Total minimum lease payments                                   377,973
       Less interest costs                                            (25,649)
                                                                     ---------
       Present value of future mimimum lease payments                 352,324
       Less:   current installments                                  (285,224)
                                                                     ---------
                  Non-current portion of lease obligations            $67,100
                                                                     =========

The current portion of lease obligations are included in `Other current liabilities' on the Balance Sheet.

Operating leases
The Company's subsidiaries in Slovakia and the Czech Republic each have five year non-cancelable lease agreements for office premises. The Slovakian contract is denominated in local currency, while the Czech contract is denominated in Euro's. Remaining minimal rental payments total approximately $769,980; $168,264 in each of the years 2003-2006, and $96,924 in 2007.

The Company has also entered into an Indefeasible Right of Use agreement for transmission capacity (See note 2(d)), which is accounted for as an operating lease. The entire amount of the consideration of $920,000 was prepaid by the customer in 2002, and the Company recognizes this revenue on a straight line basis over the term of the agreement (monthly $3,833.33), commencing once the installation is completed in April 2003.

10.  Acquisition Indebtedness

In connection with the acquisition of Euroweb Romania S.A., the company assumed indebtedness of $ 540,000 from a selling shareholder. The indebtedness is payable in three yearly installments of $180,000, commencing June 1, 2001. Due to the long-term nature of this financial instrument, this liability has been discounted using an appropriate rate, with the unamortized portion of $5,232 as of December 31, 2002 being recorded under `prepaid and other current assets'.

11.  Loan payable

At the date of acquisition in April 2000, Isternet SR, s.r.o. had a loan from one of its former shareholders amounting to SKK 4,600,000.The loan is repayable in January 2003 and bears interest at a rate of BRIBOR ("Bratislava Inter-Bank Overnight Rate")+ 5%. The loan, including the 2002 interest, was settled in January 2003.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

12.   Income taxes

No income taxes were payable in 2002 and 2001. The difference between the total expected tax expense (benefit) and tax expense for the years ended December 31, 2002 and 2001 is accounted for as follows:

                                                2002                    2001
                                        Amount          %       Amount          %
                                     ------------    -------- ------------     -------
Computed expected tax
  benefit ........................   $(1,715,040)     (34.00) $(1,898,224)     (34.00)

State Taxes Net of Federal Benefit      (299,627)      (5.94)    (331,631)      (5.94)

Amount Attributable to Foreign
  Operations .....................     1,220,982       24.21    1,881,245       33.7


Other ............................          (400)      (0.01)       4,893        0.09

Change in Valuation Allowance ....       794,085       15.74      343,717        6.16
                                     ------------    -------- ------------     -------
Total benefit ....................   $      --          0.00% $      --          0.00%
                                     =============   ======== ============     =======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2002 and 2001 are as follows:

                                                                    2002                         2001
                                                                ----------                    ----------
        Deferred Tax Assets:
          Net Operating Loss Carryovers                         $3,560,191                    $2,766,106
          Capital Loss Carryovers                                1,278,955                     1,321,392
                                                                -----------                   -----------
        Gross Tax Assets                                         4,839,146                     4,087,498
        Valuation Allowance                                     (4,839,146)                   (4,087,498)
                                                                -----------                   -----------
        Net Deferred Tax Asset                                   $    -                        $    -
                                                                ===========                   ===========

The Company has incurred net operating losses from inception. Net operating loss carryovers will expire in varying amounts if unused as of the years ended December 31, 2003 - 2022. The Company has unused capital loss carryovers at December 31, 2002 of approximately $3,202,000. Capital loss carryovers will expire in varying amounts if unused as of the years ended December 31, 2003 and 2004. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings and capital gains to utilize the available carryovers. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The Company has not assessed the impact of these provisions on the availability of Company loss carryovers.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

13. Stockholders' equity

On August 30, 2001, the shareholders approved a one-for-five reverse stock split of the Company's common stock. All amounts in the financial statements have been restated to give retroactive effect to the reverse split.

14.  Related party transactions

General: The largest customer of the Company since early 2001 has been Pantel Rt., a Hungary-based alternative telecommunications provider. Pantel operates within the region and has become a significant trading partner for Euroweb Romania through the provision of a direct fiber cable connection, which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel.

Due to the increase in revenues from International/domestic leased line and VOIP services provided in conjunction with Pantel, some of the consultants of the Company have moved to the premises of Pantel in order to improve the effectiveness of the co-operation on international projects and daily operational issues. Csaba Toro, Chief Executive Officer of Euroweb International Corp., was also the Chief Executive Officer of Pantel until February 2003.

Transactions: Both Euroweb Slovakia and Euroweb Romania have engaged in transactions with Pantel:

(a) Pantel provides the following services to the subsidiaries of the Company:

-     Internet bandwidth
-     International leased lines outside of Romania and Slovakia

     The total amount of these services were $2,028,390 during 2002 (2001:
     $782,322).

(b) Euroweb International and its subsidiaries provided the following services to Pantel:

-     Cost of international leased lines and local loops in Slovakia and Romania
-     International IP and VOIP services
-     Commissions

     The total value of these services were approximately $4,873,371 in 2002 (2001: $2,489,686).

Direct sales to Pantel were 38% of total consolidated revenue, but Euroweb's dependency on Pantel is even greater than this figure suggests. Some third party sales involve Pantel as the subcontractor/service provider for the international/domestic lines (hence the revenues from Pantel are lower than the amounts paid to Pantel), and some third party customers are also clients of Pantel outside of Romania (i.e. their relationship with Pantel is stronger than their relationship with Euroweb Romania).

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Effective dependency on Pantel - taking into account direct and Pantel-related sales - represents approximately 53% of total consolidated revenues of the Company and approximately 80-90% of total sales of Euroweb Romania. There is no such dependency in the case of Euroweb Czech or Euroweb Slovakia.

Pricing: Agreements are made at market prices or a split of the margin based on the financial investment into the specific services by each of the parties. The Company considers alternative suppliers for individual projects, when appropriate.

Other: Some Pantel services are provided and invoiced by Euroweb Hungary Rt. (49% owned by the Company and 51% owned by Pantel). These transactions are considered as essentially Pantel services and disclosed as revenue of Pantel in point (a) as set forth above. No other services are invoiced between Euroweb Hungary Rt. and the Company.

There were no other significant related party transactions in 2002.

15.  Commitments and Contingencies

(a) Employment Agreements

An employment agreement with the Chief Executive Officer provides for aggregate annual compensation of $96,000 through December 31, 2005.

(b) Lease agreements

The Company's subsidiaries have entered into various capital leases for vehicles and internet equipment, as well as non-cancelable agreements for office premises. Refer to Note 9 (Leases).

(c) 20 years' usage rights

Euroweb Romania has provided an Indefeasible Right of Use for transmission capacity on 12 pairs of fiber (see Note 9) over a period of 20 years. The construction is expected to be finished by the end of April 2003. For the duration of the agreement, Euroweb Romania is obliged to use all reasonable endeavours to ensure the Cable System is maintained in efficient working order and in accordance with industry standards.

(d) Legal Proceedings

There are no known significant legal procedures that have been filed and are outstanding against the Company.

16.  Stock Option Plan and Employee Options

The outstanding options have been adjusted to reflect the reverse stock split of one for five that became effective on August 30, 2001, and prior period amounts have been restated. During 2002, the Company did not grant any options nor were any exercised.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

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

Options granted under the Plan are generally exercisable for a period of up to six years from the date of grant. Options terminate upon the option holder's termination of employment or consulting arrangement with the Company, except that, under certain circumstances, an option holder may exercise an option within the three-month period after such termination of employment. An option holder may not transfer any options although an option may be exercised by the personal representative of a deceased option holder within the three-month period following the option holder's death. Incentive options granted to any employee who owns more than 10% of the Company's outstanding common stock immediately before the grant must have an exercise price of not less than 110% of the fair market value of the underlying stock on the date of the grant. Moreover, the exercise term may not exceed five years. The aggregate fair market value of common stock (determined at the date of grant) for which any employee may exercise incentive options in any calendar year may not exceed $100,000. In addition, the Company will not grant a nonqualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.

As of December 31, 2002, the total number of shares for which options have been issued and are exercisable pursuant to the Plan is 61,500.

(b) Employment Agreement Options

The Company has issued exercisable options pursuant to employment agreements. As of December 31, 2002 fully vested options are outstanding and exercisable for 63,000 shares pursuant to the employment agreement with Mr. Csaba Toro, CEO. The options were granted on April 2, 1999 and expire on April 2, 2005. The options are exercisable at $ 10.00 per share.

(c) Accounting for stock-based options

Stock options and employment agreement options are all considered options which come under the guidelines of stock-based compensation. For options granted to employees at exercise prices equal to the fair market value of the underlying common stock at the date of grant, no compensation cost is recognized.

SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. No grants were made in 2002 and 2001. Consequently, in 2002 and 2001 the reported loss is the same as the pro forma loss, as all previous grants vested in the year of the grant and thus the full amount of the fair values were reflected in the pro forma loss in the year of the grants.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


The following table summarizes the total number of shares for which options (granted under the Stock Option Plan and Employment Agreements) have been issued and are exercisable:

                                                                    2002                                    2001
                                                                     -------------------            -------------------
                                                                               Weighted                        Weighted
                                                                                average                         average
                                                                               exercise                        exercise
                                                                  Options*        Price      Options*             Price

     Outstanding, January 1,                                        319,500        $8.99        341,500           $8.82
     Cancelled                                                     (185,000)        8.93            -                -
     Expired                                                        (10,000)       10.00        (22,000)           6.25
                                                                   ---------                   ---------
     Outstanding and exercisable, December 31,                      124,500         9.00        319,500            8.99
                                                                   =========                   =========

*Restated to reflect the reverse split of 1 for 5 effective August 30, 2001.

No options were granted or exercised in 2002 and 2001.

17.  Stock Warrants

The number of warrants have been adjusted to reflect the reverse stock split of one-for-five that became effective on August 30, 2001. As at December 31, 2002, the total number of shares for which warrants have been issued and are exercisable (at $ 11 per share) is 10,000. The warrants expire on May 2, 2004.

Warrants are generally granted in connection with private placement transactions. In 2002, 1,076,731 warrants each which was the equivalent of one-fifth of a share of common stock, expired. No warrants were granted or exercised in 2002.

18. Segmental information

Although the Company introduced new services in 2001, the Company does not treat these services as separate operating segments. Only revenue and gross margin by service line information is received and evaluated by top management.


The table below summarizes financial information by geographic area for the year ended December 31, 2002 after intercompany eliminations:

   2002                                Slovakia        Czech        Romania      Corporate                         Total

3rd party revenues                    2,651,744      1,415,541    4,000,005              -                      8,067,290
Pantel related revenues                 105,342              -    4,767,999              -                      4,873,341
Total revenues                        2,757,086      1,415,541    8,768,004              -                     12,940,631

Gross profit                          1,669,912        702,119    1,955,404              -                      4,327,435


                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


Depreciation                            391,396         88,312      550,058          8,400                      1,038,166
Intangible impairment                         -              -      448,500                                       448,500
Goodwill impairment ***                 442,000        746,000      828,000                                     2,016,000
Interest income                           5,584          1,281        4,696        450,863                        462,424
Interest expense                         35,408          2,624       23,835         15,380                         77,247
Net interest (expense) income           (29,824)        (1,343)     (19,139)       435,483                        385,177

Net profit/(loss)**                      87,024         32,509     (137,069)    (5,876,698)                    (5,894,234)

Segment fixed assets, net*              511,546        117,915      640,462              -                      1,269,923
Fixed asset additions*                  372,811        117,729      198,378          3,340                        692,258
Goodwill ***                            563,300         92,581      890,657              0                      1,546,538
Customer lists                                0              0      167,273              0                        167,273

* excluding fiber project in Romania, representing unfinished construction work totaling $430,000

** goodwill impairment is recorded in the corporate entity.

*** these amounts are recorded in the books of the corporate entity.

19.  Subsequent events

There have been no material subsequent events since December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 10th day of April 2003.


                           EUROWEB INTERNATIONAL CORP.




                                By /s/Csaba Toro
                                      Csaba Toro
                                      Chairman of the Board



         Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:





             SIGNATURE                                 TITLE                                  DATE

/s/Csaba Toro                                     Chairman of Board,                       April 10, 2003
Csaba Toro                                   Chief Executive Officer (CEO)
                                                       Director

/s/ Rob van Vliet                                     Treasurer                            April 10, 2003
Rob van Vliet                                  Secretary to the Board
                                                      Director

/s/Hans Lipman                                         Director                            April 10, 2003
Hans Lipman


/s/ Stewart Reich                                      Director                            April 10, 2003
Stewart Reich

/s/Gerald Yellin                                       Director                            April 10, 2003
Gerald Yellin


                                 CERTIFICATIONS


         I, Csaba Toro, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Euroweb International Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 10, 2003


                                                     /s/Csaba Toro
                                                     Csaba Toro
                                                     Chief Executive Officer

                                 CERTIFICATIONS


         I, Peter Szigeti, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Euroweb International Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 10, 2003.


                                                     /s/Peter  Szigeti
                                                        Peter  Szigeti
                                                        Chief Accounting Officer