Form 10QSB
period 2003-03-31
EUROWEB INTERNATIONAL CORP
filed 2003-05-15
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________________ to ________________
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

                   +36-1-2244000                   +36-1-8883783
             Issuer's telephone number       Issuer's facsimile number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                             4,665,332
-----------------------------
              (Class)                        (Outstanding at March 31, 2003)

Transitional Small Business Disclosures Format (Check one): Yes     No  X_______

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX

PART I. Financial Information

Item 1. Financial Statements

   Consolidated balance sheets as of March 31, 2003 (unaudited)
      and December 31, 2002 (audited)                                                                            2

   Consolidated statements of operations and comprehensive loss
      (unaudited) for the three months ended March 31, 2003 and 2002                                             3

   Consolidated statements of stockholders' equity for the three months ended
       March 31, 2003 (unaudited) and twelve months ended December 31, 2002                                      4

   Consolidated statements of cash flows (unaudited) for the three months
       ended March 31, 2003 and 2002                                                                             5

   Notes to interim (unaudited) Consolidated Financial Statements                                                6

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                     14

Item 3. Controls and Procedures


PART II.      Other Information                                                                                 17


Signature                                                                                                       21




                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                                    March 31, 2003                December 31, 2002
                                                                                       (Unaudited)                   (audited)

ASSETS
  Current Assets
    Cash and cash equivalents                                                              $ 998,438                  $ 2,098,983
    Investment in securities                                                              12,146,309                   12,104,104
    Trade accounts receivable, net                                                           414,153                      348,488
    Related party receivables                                                              1,464,706                      855,194
    Current portion of note receivable                                                       200,596                      190,105
    Prepaid and other current assets                                                       1,215,466                      851,100
                                                                                           ---------                      -------
         Total current assets                                                             16,439,668                   16,447,974

  Note receivable, less current portion                                                      124,143                      173,871
  Investment in affiliate                                                                          -                            -
  Property and equipment, net                                                              1,164,643                    1,269,923
  Construction in progress                                                                 1,186,000                      430,000
  Goodwill                                                                                 1,546,538                    1,546,538
  Intangibles - customer lists                                                               150,545                      167,273
                                                                                             -------                      -------
       Total assets                                                                      $20,611,537                  $20,035,579
                                                                                         ===========                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                                                $1,279,500                     $659,244
    Related party payables                                                                   865,648                      345,110
    Acquisition indebtedness                                                                 180,000                      180,000
    Other current liabilities                                                                276,108                      469,547
    Loan payable                                                                                   -                      129,945
    Accrued expenses                                                                         548,157                      965,885
    Deferred IRU revenue                                                                      30,667                       30,667
    Deferred other revenue                                                                   448,029                      145,392
                                                                                             -------                      -------
       Total current liabilities                                                           3,628,109                    2,925,790

   Non-current portion of deferred IRU revenue                                               889,333                      889,333
   Non-current portion of lease obligations                                                   54,650                       67,100
                                                                                              ------                       ------

       Total liabilities                                                                   4,572,092                    3,882,223

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                              -                            -
   Common stock, $.001 par value - Authorized 60,000,000 shares;
   Issued and outstanding 4,665,332 shares                                                    24,129                       24,129
   Additional paid-in capital                                                             48,227,764                   48,227,764
   Accumulated deficit                                                                   (31,281,577)                 (31,219,267)
   Accumulated other comprehensive income                                                    184,541                      236,142
   Treasury stock -  175,490 common shares, at cost                                       (1,115,412)                  (1,115,412)
                                                                                         -----------                  -----------
      Total stockholders' equity                                                          16,039,445                   16,153,356
                                                                                          ----------                   ----------

   Commitments and contingencies (note 6)

      Total liabilities and stockholders' equity                                         $20,611,537                  $20,035,579
                                                                                         ===========                  ===========


          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                                                         Three months ended
                                                                                                              March 31,
                                                                                                            2003         2002
Revenues
Third party revenues                                                                                 $ 2,142,862      $ 1,794,489
Related party revenues                                                                                 1,199,034        1,356,091
                                                                                                      -----------       ---------
              Total Revenues                                                                           3,341,896        3,150,580

Cost of revenues
 Third party cost of revenues                                                                          1,803,912        1,437,866
 Related party cost of revenues                                                                          514,896          518,972
                                                                                                         -------          -------
              Total Cost of revenues                                                                   2,318,808        1,956,838
                                                                                                        --------         --------
   Gross profit                                                                                        1,023,088        1,193,742


Operating expenses
   Compensation and related costs                                                                        482,550          522,400
   Consulting and professional fees                                                                      189,663          246,396
   Other selling, general and administrative expenses                                                    288,542          332,876
   Depreciation and amortization                                                                         209,040          214,454
                                                                                                         -------          -------
   Total operating expenses                                                                            1,169,795        1,316,126

Loss from operations                                                                                    (146,707)        (122,384)

   Net interest income                                                                                    84,397          125,804

   Equity in loss of affiliate                                                                                 -          188,050


Loss from operations before income taxes                                                                 (62,310)        (184,630)

Provision for income taxes                                                                                     -                -
                                                                                                         -------          -------

Net Loss                                                                                                 (62,310)        (184,630)

Other comprehensive loss                                                                                  51,601          161,197
                                                                                                         -------          -------

Comprehensive loss                                                                                     $(113,911)       $ (345,827)
                                                                                                    =============         =========

Net Loss per share, basic                                                                                   (.01)             (.04)

Weighted average number of shares outstanding                                                           4,665,332         4,665,332

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)





                                                                                        Accumulated
                                                          Additional                       Other                           Total
                                     Common Stock           Paid-in       Accumulated   Comprehensive    Treasury      Stockholders'
                                  Shares        Amount      Capital         Deficit     Gains(Losses)     Stock            Equity
                                ---------      -------    -----------    -------------   ----------    ------------     ------------
Balances, December 31, 2001     4,665,332      $24,129    $48,227,764    $(25,325,033)   (143,323)     $(1,115,412)     $21,668,125
                                =========      =======    ===========    =============   ==========    ============     ============

Foreign currency translation
 loss                                   -           -              -                 -     160,687                -         160,687
Unrealized gain on securities
available for sale                      -           -              -                 -     245,212                -         245,212
Reclassification of realized
 gain included in net income            -           -              -                 -     (26,434)               -         (26,434)
Net loss for the period                 -           -              -       (5,894,234)           -                -      (5,894,234)
                                ---------      -------    -----------    -------------   ----------    ------------     ------------


Balances, December 31, 2002     4,665,332      $24,129    $48,227,764    $(31,219,267)    $236,142     $(1,115,412)     $16,153,356
                                =========      =======    ===========    =============   ==========    ============     ============
Foreign currency translation
gain (loss)                             -            -              -              -        (3,647)              -           (3,647)

Unrealized gain (loss) on               -            -              -              -       (47,954)              -          (47,954)
securities available for sale
Net loss for the period                 -            -              -         (62,310)           -               -          (62,310)
                                ---------      -------    -----------    -------------   ----------    ------------     ------------


Balances, March 31, 2003        4,665,332      $24,129    $48,227,764    $(31,281,577)    $184,541     $(1,115,412)      $16,039,445
                                =========      =======    ===========    =============   ==========    ============     ============



           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-------------------------------------------------------------------------------------- -------------------------------------------

                                                                                                   Three Months Ended
                                                                                                       March 31,

                                                                                               2003                  2002
                                                                                               ----                  ----
Cash flows from operating activities:
   Net loss                                                                                  $(62,310)            $(184,630)

   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                              209,040               214,454
   Amortization of discount on acquisition indebtedness                                         5,232                 5,076
   Equity in loss of affiliate                                                                      0               188,050
   Foreign currency (gain) loss                                                                (3,936)                3,217
   Realized gain on sale of securities                                                              0               (47,970)
   Unrealized interest income on securities                                                   (90,159)              (74,023)
Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                                       (675,177)              (42,893)
   Prepaid and other assets                                                                  (369,598)             (133,980)
   Accounts payable, other current liabilities and accrued expenses                           568,265               101,084
   Deferred revenue                                                                           302,637              (109,771)
                                                                                        --------------        --------------
           Net cash used in operating activities                                             (116,006)              (81,386)
                                                                                        --------------        --------------


Cash flows from investing activities:
   Investment in securities                                                                         0           (13,506,666)
   Maturity of securities                                                                           0            14,650,000
   Collections on notes receivable                                                             39,237                60,506
   Purchase of property and equipment                                                        (843,032)             (158,213)
                                                                                        --------------        --------------

           Net cash (used in) provided by investing activities                               (803,795)            1,045,627
                                                                                        --------------        --------------


Cash flows from financing activities:
   Repayment of loan payable                                                                 (129,945)                    0
   Principal payments under capital lease obligations                                         (51,088)              (47,393)
                                                                                        --------------        --------------
          Net cash used in financing activities                                              (181,033)              (47,393)
                                                                                        --------------        --------------

Effect of foreign exchange rate changes on cash                                                   289                (3,328)
                                                                                        --------------        --------------

Net increase (decrease) in cash and cash equivalents                                       (1,100,545)              913,520

Cash and cash equivalents, beginning of period                                              2,098,983             1,512,303
                                                                                        --------------        --------------

Cash and cash equivalents, end of period                                                     $998,438            $2,425,823
                                                                                        ==============        ==============


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

For the services in points (2) and (3), the main customer of the Company in 2003 and 2002 was Pantel Rt.

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

         During the year, the Company entered into an agreement to provide transmission capacity to a customer pursuant to an indefeasible rights-of-use agreement ("IRUs") that management believe qualifies as an operating lease under Financial Accounting Standards Board Interpretation No. 13, "Accounting for Leases" ("FAS 13"), since the IRU agreement provides rights to use a specific subject asset for a defined period. Revenue attributable to the lease will be recognized on a straight-line basis over the term of the 20-year lease agreement, commencing upon completion of the installation in April 2003.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

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

         The Company conducts business and maintains its accounts for Euroweb Romania in the Romanian Lei ("ROL"). Romania is considered a highly inflationary economy and, therefore the U.S. dollar is used as the functional currency. The Company's financial statements presented in ROL are remeasured into U.S. dollars using the following policies:

        |X| Monetary assets and liabilities are remeasured into the functional currency using the exchange rate at the balance sheet date.
        |X|    Non-monetary  assets and liabilities are remeasured into the
               functional   currency  using   historical   exchange  rates.
        |X| Revenues, expenses, gains and losses are remeasured into the functional currency using the average exchange rate for the period except for revenues and expenses related to non-monetary items that are remeasured using historical exchange rates.

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

     (i) Investment in affiliate

         The Company holds a minority interest of 49% in Euroweb Hungary Rt. which is controlled by its 51% shareholder, Pantel Rt. As the Company exerts significant influence over Euroweb Hungary Rt., the investment is carried under the equity method of accounting, with the Company recording its share of the earnings or loss of Euroweb Hungary Rt. Dividends are credited against the investment account when received.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

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

     (k) Goodwill and Intangibles

         Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of net assets acquired. Amortization was computed over the estimated future period of benefit (generally five years) on a straight-line basis until December 31, 2001. On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their estimated useful lives, which are no longer limited to a maximum of 40 years. The adoption of SFAS 142 has eliminated the goodwill charge in 2002 and 2003.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

     (l) Net loss per share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings(loss) per share include no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the years ended December 31, 2002 and the quarter ended March 31, 2003, which were not included in the computation of diluted net loss per share because they were antidilutive.

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

     (p) Stock-Based compensation

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

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

     (r) Asset Retirement Obligations

       On January 1, 2003, the Company adopted Financial Accounting Standards Board No. 143 "Accounting for Asset Retirement Obligations" ("Statement 143") issued in June 2001. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     (s) Recent accounting pronouncements

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

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

         On April 30, 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to address (1) decisions reached by

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


         the Derivatives Implementation Group, (2) developments in other Board projects that address financial instruments, and (3) implementation issues related to the definition of a derivative. Statement 149 has multiple effective date provisions depending on the nature of the amendment to Statement 133, and the Company is currently considering its potential effect on the financial statements.

3.  Investment in Securities


The Company holds investments in United States Treasury Notes with a face value of $12,269,000, which mature on February 15, 2004.

As of March 31 2003, the Company has recorded net unrealized gains of $ 197,258 and the accretion of interest and discount on the Notes of $ 432,386 ($ 90,159 of which is recorded in the first quarter of 2003).


4. Affiliate, carried on an equity basis

The Company's consolidated statement of operations for the three months ended March 31, 2003 and 2002 include the Company's equity interest in the net income of Euroweb Hungary Rt. for each period, calculated as follows:


                                                                      2003 (three months)         2002 (three months)

         Revenues                                                        $ 2,036,296                  $ 1,222,909

         Gross profit                                                      1,022,027                      752,134

         Net loss                                                        $  (132,470)                 $  (383,777)
                                                                         ============                 ============

         Company's 49% share of net loss                                     (64,910)                    (188,050)

         Equity in net loss recorded by the Company                             $ (-)                  $ (188,050)
                                                                         ============                 ============

         Unrecorded cumulative net loss                                     $195,240                            -
                                                                         ============                 ============


The carrying value of the investment was written down to zero in 2002. Since the Company has no legal or commercial commitments to provide continuing financial support, the equity in the net loss of Euroweb Hungary Rt. of $64,910 has not been recorded. If the Company makes additional investments in Euroweb Hungary Rt., the Company would be required to recognize additional losses to the extent these additional investments are considered funding of unrecognized prior losses of Euroweb Hungary Rt. Moreover, only future profits in excess of the unrecorded loss of $195,240 ($64,910 from 2003 and $130,330 unrecorded carry forward equity in loss of affiliate from 2002) may be recorded.

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


     5.  Stockholders' Equity

During the three months of 2003, the Company did not grant any options or warrants, nor were any exercised. Upon the exercise of an outstanding warrant or option, each warrant/option holder will receive 1/5 of a share, due to the reverse stock split effected on August 30, 2001.


     6.  Commitments and Contingencies

(a) Employment Agreements

An employment agreement with the Chief Executive Officer provides for aggregate annual compensation of $96,000 through December 31, 2005.

(b) Lease agreements

The Company's subsidiaries have entered into various capital leases for vehicles and internet equipment, as well as non-cancelable agreements for office premises.

(c) 20 years' usage rights

Euroweb Romania has provided an Indefeasible Right of Use for transmission capacity on 12 pairs of fiber over a period of 20 years. The construction was finished in April 2003. For the duration of the agreement, Euroweb Romania is obliged to use all reasonable endeavours to ensure the Cable System is maintained in efficient working order and in accordance with industry standards.

(d) VAT audit - Romania

Currently the Romanian Tax Authorities are conducting an audit relating to the $867,000 VAT receivable in the books of Euroweb Romania. This VAT receivable has been built up over the past 21 months as in Romania, it is normal practice to wait until a Tax Authority audit before requesting a refund from the Tax Authorities. As of the date hereof, the Tax Authority has not reached a decision regarding this matter.


     7.  Related Party Transactions

The provision of international/domestic leased line and VOIP services are being provided in conjunction with Pantel Telecommunication Rt., an entity which is majority owned and controlled by the KPN Group (which also owns a majority interest in the Company). In 2002 and 2003, Pantel Telecommunication Rt. Hungary, a subsidiary of KPN and therefore a related party, is the most significant trading partner of the Company. Approximately 66% of the 2003 revenues of Euroweb Romania (translating into 36% of the consolidated revenues of the Company) were derived from the provision of services to Pantel.

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

         Operations

Overview

The Company owns and operates Internet Service Providers in the Czech Republic, Romania and Slovakia through its subsidiaries Euroweb Czech Republic spol. s.r.o. ("Euroweb Czech"), Euroweb Slovakia a.s. ("Euroweb Slovakia") and Euroweb Romania S.A. ("Euroweb
Romania"). The Company operates in one industry segment, providing Internet access and additional value added services to business customers. The Company's consolidated statements of operations also include the equity in the net income or loss of Euroweb Hungary
Rt., in which the Company has a 49% ownership interest. The other 51% of Euroweb Hungary Rt. is held by Pantel Telecommunication
Rt., Hungary ("Pantel Rt."), of which KPN Telecom BV is also the controlling owner.

The Company's revenues come from the following three sources:

         (1) Internet Service Provider (Internet access, Content and Web services, Other services)
         (2) International/domestic leased line, Internet Protocol data services
         (3) Voice over Internet Protocol services

For the services in points (2) and (3), the main customer of the Company in 2002 and 2003 was Pantel Rt, a related party. The majority owner of Euroweb International Corporation and Pantel Rt is KPN Telecom BV, a Netherlands corporation.


Related party transactions - Pantel Telecommunications Rt.

General: The largest customer of the Company since early 2001 has historically been Pantel Telecommunication Rt, a Hungary-based alternative telecommunications provider. Pantel operates within the region and has become a significant trading partner for Euroweb Romania and Euroweb Slovakia through the provision of direct fibre cable connection which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel.

Due to the fact that a significant level of revenue of the Company is generated as a result of sales to Pantel, several of the Company's consultants of have moved to the premises of Pantel in order to improve the effectiveness of the co-operation on international projects. Csaba Toro, Chief Executive Officer of Euroweb International Corporation was also the Chief Executive Officer of Pantel in 2002. In February 2003, Csaba Toro resigned from the position of CEO of Pantel.

Transactions: Both Euroweb Slovakia and Euroweb Romania have engaged in transactions with Pantel:

(a) Pantel receives revenue from the provision of the following services to subsidiaries of the Company:

-        Internet bandwidth
-        Costs of international leased lines outside Romania and Slovakia

     The total amount of these services were USD $514,896 during the three month period ended March 31, 2003.

(b) the Company and its subsidiaries received revenue from the provision of the following services to Pantel:

- Cost of international leased lines and local loops in Slovakia and Romania
-        International IP and VOIP services for Pantel
-        Commission

     Total value of these services were approximately USD $1,199,034 in the three month period ended March 31, 2003.

Direct sales to Pantel were 36% of total consolidated revenue, but Euroweb's dependency on Pantel is even greater than this figure suggests. Some third party sales involve Pantel as the subcontractor/service provider for the international/domestic lines, and some third party customers are also clients of Pantel outside of Romania (i.e. their relationship with Pantel is stronger than their relationship with Euroweb Romania).

Effective dependency on Pantel, taking into account direct and Pantel-related sales, represents approximately 57% of total consolidated revenues of the Company and approximately 80-90% of total sales of Euroweb Romania. There is no such dependency in the case of Euroweb Czech or Euroweb Slovakia.

Pricing: Agreements are made at market prices or a split of the margin based on the financial investment into the specific services by each of the parties. The Company always considers alternative suppliers for each individual project when appropriate.

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

         Acquisitions

There were no new acquisition of subsidiaries or businesses in 2002 and the first three months of 2003.

         Results of Operations

Three-month Period Ended March 31, 2003 Compared to Three-month Period Ended March 31, 2002

The Company has slightly increased its revenue (6%), although gross margin has decreased in absolute terms (14%) as well as in percentage terms (gross margin was 37.8% in the first quarter of 2002, and decreased to 30.6% in the first quarter of 2003) compared to the same period in the previous year. A significant part (67%) of the revenue can be attributed to activities in Romania. During the same time period, the Company was able to reduce operating expenses, resulting in a significant improvement of the operating results. In accordance with SFAS 142, the Company no longer amortizes goodwill.

         Revenues

Total revenues for the three months ended March 31, 2003 were $3,341,896 in comparison with $3,150,580 for the three months ended March 31, 2002, which is an increase of 6%. There was a slight increase revenue in Romania and Slovakia, with a decrease in Czech Republic as follows:


Revenue per countries/three months of              2003                                     2002
---------------------------------------------------------------------------------------------------------------
Czech Republic                                 $ 322,323                                $ 343,384
Romania                                        2,236,257                                2,123,474
Slovakia                                         783,316                                  683,722
---------------------------------------------------------------------------------------------------------------
Total                                          3,341,896                                3,150,580


The Company has increased ISP and VOIP revenue in 2003 compared with the same period of 2002, however it has experienced reduction of revenue from international/national leased line and IP data revenue due to the loss of some key customers as well as market competition forcing the Company to reduce prices. Moreover, a significant part of the increase in ISP activity can be attributed to the weakened USD compared with the same period in 2002.


The proportion of revenue per service lines is as follows:


Revenue per services                              2003      (margin)                     2002      (margin)
----------------------------------------------------------------------------------------------------------------------
ISP                                          $ 1,338,472                             $ 1,199,224
Int./dom leased line and IP data               1,431,424                               1,584,125
VOIP                                             572,000                                 367,231
----------------------------------------------------------------------------------------------------------------------
Total                                          3,341,896    (30.6%)                    3,150,580   (37.9%)



         Cost of revenues

Cost of revenues comprise mostly telecommunication network telecom expenses which are related to the provision of access facilities to customers. This category also includes costs of phone calls in connection with VOIP services

Network costs were $2,318,808 in the first quarter of 2003 in comparison to $1,956,838 in the first quarter of 2002. Gross margin has decreased when compared to the same period in the previous year. The margin has decreased due to the following reasons: (1) the previously high internet margin in Slovakia and Czech Republic has been reduced to a more sustainable level; and (2) International/domestic leased line have also fallen significantly. The International/domestic leased line has a very high gross margin in 2002 due to a favourable one time agreement with one of the major suppliers of the Company.

         Operating expenses (excluding depreciation and amortization)

Overall operating expenses (excluding depreciation and amortization) decreased by 12% due to cost control measures and the positive impact of the closing of the New York office in June 2002. The Company has implemented stringent cost control measures and is managing the business with the existing operational infrastructure and minimizing the need for additional resources.


         Depreciation and amortization

As disclosed in Note 2(k) of the financial statements, no goodwill was amortized in 2002 and 2003. Depreciation of tangible fixed assets has increased from $156,954 in 2002 to $192,313 in 2003, reflecting the investment in equipment used to provide the new services.

         Net interest income

Net interest income of $84,397 in the three months of 2003 is lower than the net interest income of $125,804 in the three months of 2002. The decrease is due to the fact that less interest-generating funds were available in this period than in the same period of the previous year, and also because the effective interest rate on these investments has decreased over the periods in question.


         Equity interest in affiliate

Although the Company's 49% share in the net loss of Euroweb Hungary Rt. for the three months ended March 31, 2003 is $64,910, the opening net carrying value of the investment in the Company's financial statements at the beginning of the year was zero due to the goodwill write-offs in 2002. Therefore, the loss of $64,910 is not required to be recorded in the books of the Company. However, if in the future, Euroweb Hungary Rt. has net income, then the Company may only recognize its 49% interest on Euroweb Hungary Rt. net income in excess of $ 195,240 ($130,330 unrecorded from 2002 and $64,910 unrecorded for the first quarter of 2003).


         Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities were approximately $13,144,747 as of March 31, 2003, a decrease of $1,058,340 from the end of 2002, mainly due to capital expenditures related to the installation of the fibre optic cables in Romania.

The Company has $13,144,747 of cash, cash equivalents and marketable securities compared to $ 4,572,092 total short and long term liabilities, indicating that the Company is in a strong financial position. Management believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements for at least the next 12 months.

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


The Slovakian Koruna has strengthened by 19%, while the Czech Korona has strengthened against the U.S. dollar by approximately 19% between when comparing the three months of 2003 and 2002. The impact of this is reflected in the exchange rates used in the three months of 2003 and the three months of 2002.

         Effect of Recent Accounting Pronouncements

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

         On April 30, 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to address (1) decisions reached by the Derivatives Implementation Group, (2) developments in other Board projects that address financial instruments, and (3) implementation issues related to the definition of a derivative. Statement 149 has multiple effective date provisions depending on the nature of the amendment to Statement 133, and the Company is currently considering its potential effect on the financial statements.

Item 3.           Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.




                                     PART II

Item 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings as of the date of this report.

Item 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the three months of 2003.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 13th day of May 2003.

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

                                 CERTIFICATIONS


         I, Csaba Toro, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Euroweb International Corp.;

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

Date:  May 15, 2003.


                                                     /s/Csaba Toro
                                                     Csaba Toro
                                                     Chief Executive Officer

                                 CERTIFICATIONS


         I, Peter Szigeti, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Euroweb International Corp.;

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

Date:  May 15, 2003.


                                                     /s/Peter Szigeti
                                                     Peter Szigeti
                                                     Chief Accounting Officer