Form 10QSB
period 2003-06-30
EUROWEB INTERNATIONAL CORP
filed 2003-08-13
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                             4,665,332
-----------------------------
      (Class)                                   (Outstanding at June 30, 2003)

Transitional Small Business Disclosures Format (Check one): Yes____ No X____

                           EUROWEB INTERNATIONAL CORP.

                                     INDEX
PART I. Financial Information

Item 1. Financial Statements

   Consolidated balance sheets as of June 30, 2003 (unaudited)
      and December 31, 2002 (audited)                                                                            2

   Consolidated statements of operations and comprehensive loss (unaudited) for the three months ended June 30, 2003 and 2002 and six months
       ended June 30, 2003 and 2002                                                                              3

   Consolidated statements of stockholders' equity for the six months ended
       June 30, 2003 (unaudited) and twelve months ended December 31, 2002                                       4

   Consolidated statements of cash flows (unaudited) for the six months
       ended June 30, 2003 and 2002                                                                              5

   Notes to interim (unaudited) Consolidated Financial Statements                                                6

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                     17

Item 3.     Controls and Procedures

PART II.      Other Information                                                                                 23


Signature                                                                                                       24

                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                           June 30, 2003          December 31, 2002
                                                                                          -----------------       -----------------
                                                                                           (Unaudited)                (audited)
ASSETS
  Current Assets
    Cash and cash equivalents                                                                 $ 1,773,397              $ 2,098,983
    Investment in securities                                                                   11,690,474               12,104,104
    Trade accounts receivable, net                                                                427,958                  348,488
    Related party receivables                                                                   1,121,352                  855,194
    Current portion of note receivable                                                            197,151                  190,105
    Prepaid and other current assets                                                            1,247,550                  851,100
                                                                                           -----------------       -----------------
         Total current assets                                                                  16,457,882               16,447,974

  Note receivable, less current portion                                                            73,502                  173,871
  Investment in affiliate                                                                               -                        -
  Property and equipment, net                                                                   2,171,760                1,269,923
  Assets under construction                                                                             -                  430,000
  Goodwill                                                                                      1,546,538                1,546,538
  Intangibles - customer lists                                                                    133,819                  167,273
                                                                                           -----------------       -----------------
       Total assets                                                                           $20,383,501              $20,035,579
                                                                                           =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                                                    $ 1,213,702                 $659,244
    Related party payables                                                                        778,004                  345,110
    Acquisition indebtedness                                                                      180,000                  180,000
    Other current liabilities                                                                     550,576                  469,547
    Loan payable                                                                                        -                  129,945
    Accrued expenses                                                                              419,023                  965,885
    Deferred IRU revenue                                                                           46,000                   30,667
    Deferred other revenue                                                                        390,971                  145,392
                                                                                           -----------------       -----------------
       Total current liabilities                                                                3,578,276                2,925,790

   Non-current portion of deferred IRU revenue                                                    866,334                  889,333
   Non-current portion of lease obligations                                                        53,604                   67,100
                                                                                           -----------------       -----------------

       Total liabilities                                                                        4,498,214                3,882,223

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                                   -                        -
   Common stock, $.001 par value - Authorized 12,500,000 shares;
   Issued and outstanding 4,665,332 shares                                                         24,129                   24,129
   Additional paid-in capital                                                                  48,227,764               48,227,764
   Accumulated deficit                                                                        (31,371,245)             (31,219,267)
   Accumulated other comprehensive income:                                                        120,051                  236,142
   Treasury stock -  175,490 common shares, at cost                                           (1,115,412)               (1,115,412)
                                                                                           -----------------         ---------------
      Total stockholders' equity                                                               15,885,287               16,153,356
                                                                                           -----------------         ---------------

   Commitments and contingencies

      Total liabilities and stockholders' equity                                              $20,383,501              $20,035,579
                                                                                           =================          ==============

          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                           Three months ended            Six months ended
                                                                                June 30                        June 30,
                                                                                -------                        --------
                                                                             2003         2002              2003         2002
                                                                             ----         ----              ----         ----
Revenues
Third party revenues                                                    2,406,065      1,910,141       4,548,927     $ 3,704,630
Related party revenues                                                  1,506,656      1,059,041       2,705,690       2,415,132
                                                                       ------------  ------------     ------------   ------------
              Total Revenues                                            3,912,721      2,969,182       7,254,617       6,119,762

Cost of revenues
 Third party cost of revenues                                           2,043,605      1,355,397       3,847,517       2,793,263
 Related party cost of revenues                                           613,701        541,199       1,128,597       1,060,171
                                                                       ------------  ------------     ------------   ------------
              Total Cost of revenues                                    2,657,306      1,896,596       4,976,114       3,853,434
                                                                       ------------  ------------     ------------   ------------
   Gross profit                                                         1,255,415      1,072,586       2,278,503       2,266,328


Operating expenses
   Compensation and related costs                                         507,019        453,966         989,569         976,366
   Severance to officers                                                        -      2,020,832               -       2,020,832
   Consulting and professional fees                                       329,629        293,102         519,292         539,498
   Other selling, general and administrative expenses                     313,854        569,766         602,396         902,642
   Depreciation and amortization                                          230,605        237,093         439,645         451,547
                                                                       ------------  ------------     ------------   ------------
       Total operating expenses                                         1,381,107      3,574,759       2,550,902       4,890,885
                                                                       ------------  ------------     ------------   ------------

Loss from operations                                                     (125,692)    (2,502,173)       (272,399)     (2,624,557)

   Net interest income                                                     91,602        100,441         175,999         226,245
   Equity in loss of affiliate                                                  -        307,137               -         495,187

Loss from operations before income taxes                                  (34,090)    (2,708,869)        (96,400)     (2,893,499)
                                                                       ------------   ------------    ------------  ------------

Provision for income taxes                                                 55,578              -          55,578               -
                                                                       ------------   ------------    ------------  ------------

Net Loss                                                                  (89,668)      (2,708,869)     (151,978)     (2,893,499)
                                                                       ------------    ------------   ------------  ------------

Other comprehensive (loss) gain                                           (64,490)         239,973      (116,091)         78,776
                                                                       ------------    ------------   ------------  ------------

Comprehensive loss                                                       (154,158)      (2,468,896)    $(268,069)    $(2,814,723)
                                                                       ============    ============   ============   ============


Net Loss per share, basic and diluted                                        (.02)            (.57)         (.03)           (.61)

Weighted average number of shares outstanding, basic and diluted        4,665,332        4,771,804     4,665,332       4,771,804

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                           Accumulated
                                                             Additional                       Other                       Total
                                      Common    Stock         Paid-in        Accumulated  Comprehensive    Treasury    Stockholders'
                                      Shares    Amount        Capital        Deficit      Gains(Losses)    Stock        Equity
                                 ------------  ------------- ------------ -------------  -------------   ------------- -------------
Balances, December 31, 2001         4,665,332   $24,129      $48,227,764  $(25,325,033)     (143,323)    $(1,115,412)  $21,668,125
                                 ============ =============  ===========  =============  =============   ============= =============

Foreign currency translation gain           -         -                -             -       160,687               -       160,687
Unrealized gain on securities               -         -                -             -       245,212               -       245,212
available for sale
Reclassification of realized gain           -         -                -             -       (26,434)              -       (26,434)
included in net income
Net loss for the period                     -         -                -    (5,894,234)            -               -    (5,894,234)
                                 ------------ -------------  -----------  -------------  -------------   ------------- -------------
Balances, December 31, 2002         4,665,332   $24,129      $48,227,764  $(31,219,267)     $236,142     $(1,115,412)  $16,153,356
                                 ============ =============  ===========  =============  =============   ============= =============
Foreign currency translation loss           -         -                -             -       (11,176)              -       (11,176)
Unrealized loss on securities               -         -                -             -       (97,802)              -       (97,802)
available for sale
Reclassification of realized gain           -         -                -             -        (7,113)              -        (7,113)
included in net income
Net loss for the period                     -         -                -      (151,978)            -               -      (151,978)
                                 ============ =============  ===========  =============  =============   ============= =============
Balances, June 30, 2003             4,665,332   $24,129      $48,227,764  $(31,371,245)    $120,051      $(1,115,412)  $15,885,287
                                 ============ =============  ===========  =============  =============   ============= =============

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-------------------------------------------------------------------------------------- -------------------------------------------

                                                                                                    Six Months Ended
                                                                                                        June 30,

                                                                                               2003                  2002
                                                                                               ----                  ----
Cash flows from operating activities:
   Net loss                                                                                   $ (151,978)       $(2,893,499)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                 439,645            451,547
   Amortization of discount on acquisition indebtedness                                            5,232             10,155
   Equity in loss of affiliate                                                                         -            495,187
   Foreign currency (gain) loss                                                                  (37,946)             5,819
   Realized gain on sale of securities                                                            (7,113)           (62,786)
   Unrealized interest income on securities                                                     (183,804)          (157,903)
Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                                          (345,628)           141,747
   Prepaid and other assets                                                                     (401,682)          (132,195)
   Accounts payable, other current liabilities and accrued expenses                              674,795           (477,212)
   Deferred revenue                                                                              237,913           (113,461)
           Net cash provided by (used in) operating activities                             ---------------     ---------------
                                                                                                 229,434         (2,732,601)
                                                                                           ---------------     ---------------
Cash flows from investing activities:
   Investment in securities                                                                            -        (13,506,666)
   Maturity of securities                                                                        499,632         16,654,820
   Collection on notes receivable                                                                 93,323            104,307
   Payment of acquisition indebtedness                                                                 -           (180,000)
   Purchase of property and equipment                                                           (878,028)          (315,307)
                                                                                           ---------------     ---------------
           Net cash (used in) provided by investing activities                                  (285,073)         2,757,154
                                                                                           ---------------     ---------------


Cash flows from financing activities:
   Repayment of loan payable                                                                    (129,945)                 -
   Principal payments under capital lease obligations                                           (166,772)           (20,338)
                                                                                           ---------------     ---------------
          Net cash used in financing activities                                                 (296,717)           (20,338)
                                                                                           ---------------     ---------------

Effect of foreign exchange rate changes on cash                                                   26,770             16,873
                                                                                           ---------------     ---------------

Net (decrease) increase in cash and cash equivalents                                            (325,586)            21,088
Cash and cash equivalents, beginning of period                                                 2.098,983          1,512,303
                                                                                            ---------------     ---------------
Cash and cash equivalents, end of period                                                      $1,773,397        $ 1,533,391
                                                                                            ===============     ===============


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

The revenues are derived from the following four activities:

     (1) Internet Service Provider (Internet access, Content and Web services, Other services)
     (2)  International/domestic leased line, Internet Protocol data services
     (3)  Voice over Internet Protocol services
     (4) Facilities (sale, rent and maintenance of dark fiber between the Hungarian border and the Romanian City of Timisoara)

For the services in points (2) and (3), the Company's main customer in 2003 and 2002 was Pantel Rt.

2. Summary of Significant Accounting Policies

     (a)  Principles of consolidation and basis of presentation

          The consolidated financial statements comprise the accounts of the Company and its controlled subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

          In 2002, the Company entered into an agreement to provide transmission capacity to a customer pursuant to an indefeasible rights-of-use ("IRU") agreement that management believe qualifies as an operating lease under Financial Accounting Standards Board Interpretation No. 13, "Accounting for Leases" ("FAS 13"), since the IRU agreement provides rights to use a specific subject asset for a defined period. Revenue attributable to the lease is recognized on a straight-line basis over the term of the 20-year lease agreement, and commenced upon installation in May 2003.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

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

     (l)  Net loss per share

          The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings(loss) per share includes no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the periods ended June 30, 2003 and 2002, which were not included in the computation of diluted net loss per share because they were antidilutive.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

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

     (p)  Stock-Based compensation

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded at measurement date only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. As no grants were made since 2000, the reported loss is the same as the pro-forma loss as all previous grants vested in the year of the grant and thus the full amount of the fair values were reflected in the pro forma loss in the year of the grants.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

     (r)  Asset Retirement Obligations

     On January 1, 2003, the Company adopted Financial Accounting Standards Board No. 143 "Accounting for Asset Retirement Obligations" ("Statement 143") issued in June 2001. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Significant asset retirement obligations do not exist and therefore none have been recognized in the Company's books.

     (s)  Recent accounting pronouncements

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31,2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

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

     At the January 23, 2003 meeting, the Emerging Issues Task Force (EITF) reached consensuses on EITF 02-18 Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition. Issues 1 and 2 of EITF 02-18 which considered whether, (i) an investor should recognize any previously suspended losses when accounting for a subsequent investment in an investee that does not result in the ownership interest increasing from one of significant influence to one of control, and (ii), if the additional investment represents the funding of prior losses, whether all previously suspended losses should be recognized or whether only the previously suspended losses equal to the portion of the investment determined to be funding prior losses should be recognized. The EITF concluded that if the additional investment, represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses. At its February 5, 2003 meeting, the FASB ratified the consensuses reached by the Task Force in this Issue. As discussed in notes 1 (i) and 4, the Company has discontinued recording losses on its equity method investment in Euroweb Hungary Rt., which is 51% owned by Pantel Rt., also a subsidiary of KPN Telecom BV. If the Company makes additional investments in Euroweb Hungary Rt., the Company would be required to recognize additional losses to the extent these additional investments are considered funding of unrecognized prior losses of Euroweb Hungary Rt.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for contracts entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. The Company is currently assessing the impact of this pronouncement on its financial statements.

3.   Investment in Securities

On April 24, 2003, the Company sold United States Treasury Notes for $499,632 representing a face value of $505,000. As at June 30, 2003, the Company holds investments in United States Treasury Notes with a face value of $11,764,000, which mature on February 15, 2004.

As of June 30 2003, the Company has recorded net unrealized gains of $147,410 and the accretion of interest and discount on the Notes of $526,031 ($93,645 of which is recorded in the second quarter of 2003).

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


4. Affiliate, carried on an equity basis

The Company's consolidated statement of operations for the six months ended June 30, 2003 and 2002 includes the Company's equity interest in the net income of Euroweb Rt. for each period, calculated as follows:

                                                                         2003 (six months)         2002 (six months)
                                                                         ------------------        ------------------

         Revenues                                                        $   4,181,581             $  2,638,978

         Gross profit                                                        2,005,404                1,566,933

         Net loss                                                        $     (81,019)            $ (1,215,902)
                                                                         ==================        ==================

         49% equity in net loss of affiliate                             $     (39,699)            $   (595,792)
                                                                         ==================        ==================

         Equity in loss recorded by the company                          $           -             $   (495,187)
                                                                         ==================        ==================

         Unrecorded cumulative net loss                                  $    (170,029)             $  (100,605)
                                                                         ==================        ==================

The carrying value of the investment was written down to zero in 2002. Since the Company has no legal or commercial commitments to provide continuing financial support, the equity in the net loss of Euroweb Hungary Rt. of $39,699 has not been recorded. If the Company makes additional investments in Euroweb Hungary Rt., the Company would be required to recognize additional losses to the extent these additional investments are considered funding of unrecognized prior losses of Euroweb Hungary Rt. Moreover, only future profits in excess of the unrecorded loss of $170,029 ($39,699 from 2003 and $130,330 unrecorded carry forward equity in loss of affiliate from 2002) may be recorded.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


5.  Stockholders' Equity

During the six months of 2003, the Company did not grant any options or warrants, nor were any exercised. Upon the exercise of an outstanding warrant or option, each warrant/option holder will receive 1/5 of a share, due to the reverse stock split effected on August 30, 2001.

6.  Commitments and Contingencies


 (a) Employment Agreements

An employment agreement with the Chief Executive Officer provides for aggregate annual compensation of $96,000 through December 31, 2005.

 (b) Lease agreements

The Company's subsidiaries have entered into various capital leases for vehicles and internet equipment, as well as non-cancelable agreements for office premises.

 (c) 20 years' usage rights

Euroweb Romania has provided an Indefeasible Right of Use for transmission capacity on 12 pairs of fiber over a period of 20 years. The construction was finished in April 2003 and the fibres were put into use from May 1, 2003. For the duration of the agreement, Euroweb Romania is obliged to use all reasonable endeavours to ensure the Cable System is maintained in efficient working order and in accordance with industry standards.

 (d) VAT Tax Authority audit - Romania

Currently the Romanian Tax Authorities are conducting an audit relating to how the Company accounted for VAT with respect to foreign invoices. As at June 30, 2003, the Tax Authority has not reached a decision regarding this matter. Based on discussions to date, the final outcome could range from a best case scenario of no liability to a maximum exposure of principal, fines and penalties of up to $1,768,000. Due to ongoing discussions, the Tax Authority has delayed the publication of its findings until September 2003. Based on consultations with its advisors, management is confident that the Company has appropriate legal basis to defend its treatment of VAT (although the final outcome cannot be assured), and therefore no provision has been made.

7.  Related Party Transactions

The provision of international/domestic leased line and VOIP services are being provided in conjunction with Pantel Telecommunication Rt., an entity which is majority owned and controlled by KPN Telecom BV (which also owns a majority interest in the Company). In 2002 and 2003, Pantel Rt., a subsidiary of KPN
Telecom BV and therefore a related party, is the most significant trading partner of the Company. Approximately 54% of the 2003 revenues of Euroweb Romania (translating into 37% of the consolidated revenues of the Company) were derived from the provision of services to Pantel Rt.

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

The revenues come from the following four sources:

     (1) Internet Service Provider (Internet access, Content and Web services, Other services)
     (2)  International/domestic leased line, Internet Protocol data services
     (3)  Voice over Internet Protocol services
     (4) Facilities (sale, rent and maintenance of dark fiber between the Hungarian border and the Romanian City of Timisoara)

For the services in point (2) and (3), the main customer of the Company in 2002 and 2003 was Pantel Rt, a related party. The majority owner of Euroweb International Corporation and Pantel Rt. is KPN Telecom BV, a Netherlands corporation.

Related party transactions - Pantel Telecommunications Rt.


General: The largest customer of the Company since early 2001 is Pantel Rt, a Hungary-based alternative telecommunications provider. Pantel Rt. operates within the region and has become a significant trading partner for Euroweb Romania and Euroweb Slovakia through the provision of direct fiber cable connection which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel Rt.

Due to the fact that the significant revenue of the Company derives from the iinternational/domestic leased line and Voice over Internet Protocol services, a few of the Company's representatives have moved to the premises of Pantel Rt. in order to improve co-operation on international projects.

Transactions: Both Euroweb Slovakia and Euroweb Romania have engaged in transactions with Pantel Rt.:

(a) Pantel Rt. receives revenue from the provision of the following services to subsidiaries of Euroweb International Corporation:

     -    Internet  bandwidth
     -    International leased lines outside Romania and Slovakia

     The total amount of these services was USD $1,128,597 during the six month period ended June 30, 2003.

(b) Euroweb International and its subsidiaries received revenue from the provision of the following services to Pantel Rt.:

     -    International leased lines and local loops in Slovakia and Romania
     -    International IP and VOIP services for Pantel Rt.
     -    Commission
     -    Facilities

     Total value of these services were approximately USD $2,705,690 in the six months period ended June 30, 2003.

Direct sales to Pantel Rt. were 37% of total consolidated revenue, but Euroweb's dependency on Pantel Rt. is even greater than this figure suggests. Some third party sales involve Pantel Rt. as the subcontractor/service provider for the international/domestic lines, and some third party customers are also clients of Pantel Rt. outside of Romania (i.e. their relationship with Pantel Rt. is stronger than their relationship with Euroweb Romania).

Effective dependency on Pantel Rt. - taking into account direct and Pantel Rt.-related sales - represents approximately 60% of total consolidated revenues of the Company and approximately 90% of total sales of Euroweb Romania. There is no such dependency in the case of Euroweb Czech or Euroweb Slovakia.

Pricing: Agreements are made at market prices or a split of the margin based on the financial investment into the specific services by each of the parties. Euroweb International Corporation always considers alternative suppliers for each individual project when appropriate.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The Company's accounting policies are stated in Note 1 to the Consolidated Financial Statements. The Company believes the following accounting policies are critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements:

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

         Acquisitions

There were no new acquisitions in 2002 and the six months of 2003.


                                       19
       Results of Operations

     Six-month Period Ended June 30, 2003 Compared to Six-month Period Ended June 30, 2002

The Company has slightly increased its revenue, while gross margin has decreased in absolute terms compared to the same period in the previous year. A significant part (69%) of the revenue can be attributed to activities in Romania. During the same time period, the Company was able to reduce operating expenses compared to the previous year, resulting in a significant improvement of the operating results. In accordance with SFAS 142, the Company no longer amortizes goodwill.


       Revenues

Total revenues for the six months ended June 30, 2003 were $7,254,617 in comparison with $6,119,641 for the six months ended June 30, 2002. The Company experienced increases in sales in Romania and Slovakia, and a decrease in sales in the Czech Republic as follows:


Revenue per countries/six months of                2003                                     2002
---------------------------------------------------------------------------------------------------------------
Czech Republic                                 $ 626,990                                $ 738,244
Romania                                        5,011,413                                4,003,826
Slovakia                                       1,616,214                                1,377,571
---------------------------------------------------------------------------------------------------------------
Total                                          7,254,617                                6,119,641


The Company has  increased  ISP and VOIP revenue in 2003 as compared to the same
period  of  2002,   however  it  has  experienced   reduction  of  revenue  from
international/national leased line and IP data revenue due to the following:

     o in the third quarter of 2002, a few of the most significant leased line partners closed their contracts; and

     o    market competition has reduced the prices.


The proportion of revenue per product lines as of the six months ended June 30, 2003 has developed as follows:

Revenue per services                              2003      (margin)                          2002       (margin)
----------------------------------------------------------------------------------------------------------------------
ISP                                          $ 2,722,641                              $ 2,426,590
Int./dom leased line and IP data               3,057,443                                3,240,020
VOIP                                           1,282,570                                  453,152
Facilities                                       191,963                                        -
----------------------------------------------------------------------------------------------------------------------
Total                                          7,254,617    (31.40%)                    6,119,762        (37.03%)

         Cost of revenues

Cost of revenues comprise mostly telecommunication expenses.

Network costs were $4,976,114 for the six months ended 2003 in comparison to $3,853,434 for the six months ended 2002. Gross margin has decreased from 37.03% to 31.4% when compared to the previous year. Although there were no significant pricing policy changes within the Company during the six months of 2003, the margin has decreased as follows:

     o the previously high internet margin in SK and CZ reduced to a reasonable level;

     o Margin on International/domestic leased line has decreased in 2003 due to a favourable one time agreement with one of the major suppliers of the Company in 2002, which resulted in smaller costs last year comparing this year.

This fall in margins was partly offset by the high margin on facilities revenue, but the total margin was ultimately the same in absolute terms despite the revenue increase on facilities revenue.

         Operating expenses (excluding depreciation, amortization and severance)

Overall operating expenses (excluding depreciation, amortization and severance to officers) decreased by 14% due to cost control measures and the positive impact of closing of the New York office in 2002. The Company was able to reduce costs in most categories and it is managing all of the product lines with the existing operational infrastructure minimizing the need for additional resources.

The severance payments to officers in 2002 related to the closure of the New York office whereby the five year contracts of the former CFO and CEO were terminated in June 2002.

         VAT Tax Authority audit-Romania

Currently the Romanian Tax Authorities are conducting an audit relating to how the Company accounted for VAT with respect to foreign invoices. As at June 30, 2003, the Tax Authority has not reached a decision regarding this matter. Based on discussions to date, the final outcome could range from a best case scenario of no liability to a maximum exposure of principal, fines and penalties of up to $1,768,000. Due to ongoing discussions, the Tax Authority has delayed the publication of its findings till September 2003. Based on consultations with its advisors, management is confident that the company has appropriate legal basis to defend its treatment of VAT (although the final outcome cannot be assured), and therefore no provision has been made.

         Depreciation and amortization

As disclosed above, no goodwill was amortized in 2002 and 2003. Other intangibles, representing customer lists obtained in an acquisition in Romania in 2000, are being amortized over a period of five years. In the first six months of 2002, amortization was $ 115,000, while in the first six months of 2003, amortization was $33,454 due to the impairment of customer list in Q3 of 2002Which reduced the carrying value of the customer lists. Depreciation of tangible fixed assets has increased from $336,547 in 2002 to $406,191 in 2003, reflecting the investment in equipment used to provide the new services.

         Net interest income

Net interest income in the six months of 2003 is lower than the comparable amount in the six months of 2002 because their was a reduction in the interest-generating funds that were available for the six month period ended June 30, 2003 as compared to June 30, 2002, and also because the effective interest rate on these investments has decreased over the periods in question.

         Equity interest in affiliate

Although the Company's 49% share in the net loss of Euroweb Hungary Rt. for the six months ended June 30, 2003 is $39,699, the opening net carrying value of the investment in the Company's financial statements at the beginning of the year was zero due to the goodwill write-offs in 2002. Therefore, the loss of $39,699 was not recorded in the books of the Company. However, if in the future, Euroweb Hungary Rt. has net income, then the Company may only recognize its 49% interest on Euroweb Hungary Rt. net income in excess of its cumulative share of unrecorded losses of $ 170,029 ($130,330 unrecorded from 2002 and $39,699 unrecorded for the first half of 2003).

         Liquidity and Capital Resources

The  Company's   cash,   cash   equivalents   and  marketable   securities  were
approximately $13,463,871 as of June 30, 2003, a decrease of $739,216 from the end of 2002.

The Company achieved a positive cash flow from operations of $229,434 in the first six months of 2003 (compared to cash used in operations of $2,732,601 in the first six months of 2002). Approximately $2 million of the approximately $3 million difference is due to the severance paid to the former CEO and CFO in June 2002 due to the closure of the New York office. The remaining amount is due to various other cost control measures reducing expenses, and therefore cash outlays.

The income tax expense relates to income tax payable of Euroweb Romania which is expected to have taxable income in 2003, with no tax loss carryforwards to offset this income.

For the six months ended June 30, 2003, the Company has $13,463,871 of cash, cash equivalents and marketable securities compared to $4,498,214 total short and long term liabilities. Management believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months.

KPN Telecom B.V. (NY Stock Exchange: KPN) owns 52% of the outstanding shares of Common Stock of the Company. KPN Telecom BV has announced that it intends to sell all of its non-core assets, including its ownership of 52% of the outstanding shares of the Company.

         Inflation and Foreign Currency

The Company maintains its books in local currencies, including the Czech koruna for Euroweb Czech Republic and the Slovak koruna for Euroweb Slovakia. However, given the hyper-inflationary situation in Romania, the U.S. dollar is used as the functional currency.


The Slovakian Koruna has strengthened by 20%, while the Czech Korona has strengthened against the U.S. dollar by approximately 17% between the six months of 2003 and 2002. The impact of this is reflected in the exchange rates used in the six months of 2003 and the six months of 2002.

Item 3.           Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                                     PART II

Item 1.  Legal Proceedings

         The Company is not a party to any material legal proceedings as of the date of this report.

Item 2.  Changes in Securities

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On May 27, 2003, the Company held its annual meeting of shareholders in Budapest, Hungary. The Company's shareholders voted on, and approved, the following three items:

     1. The Company's shareholders elected the following five (5) director to hold office until his successor is elected and qualified or until his earlier resignation or removal. The result of the vote was as follows:

MEMBER                             FOR                     AGAINST                WITHHELD AUTHORITY
 ------------------           ------------------      ------------------          ------------------
Csaba Toro                          2,515,334                 -0-                       3,083
Daniel Kwantes                      2,515,334                 -0-                       3,083
Stewart Reich                       2,515,284                 -0-                       3,133
Gerald Yellin                       2,515,334                 -0-                       3,083
Hans Lipman                         2,515,334                 -0-                       3,083

     2. The Company's shareholders approved an amendment and restatement to the Company's Certificate of Incorporation decreasing the number of the Company's authorized shares of common stock from 60,000,000 to 12,500,000. The result of the vote was as follows:

                                For                  2,516,333
                                Against                  2,084
                                Abstentions                -0-

     3. The Company's shareholders approved the Board of Directors' selection of KPMG Hungaria Kft. as the Company's independent auditors for the fiscal year ending December 31, 2003. The result of the vote was as follows:

                                For                   2,515,524
                                Against                   2,893
                                Abstentions                 -0-

ITEM 5.        OTHER INFORMATION

               None

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits (numbers below reference Regulation S-B, Item 601)

               (3)  (a)Certificate of Incorporation filed November 9, 1992(1)
                    (b) Amendment to Certificate of Incorporation filed July 9,
                     1997(2)
                    (c) By-laws(2)

               (31) (a)  Certification of the Chief Executive Officer of Euroweb
                    International   Corp.   pursuant   to  Section  302  of  the
                    Sarbanes-Oxley Act of 2002.

               (31) (b) Certification of the Chief Accounting Officer of Euroweb
                    International   Corp.   pursuant   to  Section  302  of  the
                    Sarbanes-Oxley Act of 2002.

               (32) (a)  Certification of the Chief Executive Officer of Euroweb
                    International   Corp.   pursuant   to  Section  906  of  the
                    Sarbanes-Oxley Act of 2002.

               (32) (b) Certification of the Chief Accounting Officer of Euroweb
                    International   Corp.   pursuant   to  Section  906  of  the
                    Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 12th day of August 2003.

                         EUROWEB INTERNATIONAL CORP.

                         By  _/s/Csaba Toro
                         Csaba Toro
                         Chairman of the Board and Chief Executive Officer


                         By  /s/Peter Szigeti
                         Chief Accounting Officer


1 Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)

2 Filed with Form 10-QSB for quarter ended June 30, 1998.

Exhibit 31(a)
                                  CERTIFICATION

     I, Csaba Toro, certify that:

     1.   I have reviewed this Form 10-QSB of Euroweb International Corp.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:


                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;


                  (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


                  (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):


                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 12, 2003
/s/ Csaba Toro
Csaba Toro
Chief Executive Officer

Exhibit 31(b)
                                  CERTIFICATION

     I, Peter Szigeti, certify that:

     1.   I have reviewed this Form 10-QSB of Euroweb International Corp.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:


                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;


                  (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


                  (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):


                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2003
/s/ Peter Szigeti
Peter Szigeti
Chief Accounting Officer

EXHIBIT 32 (a)

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Csaba Toro, the Chief Executive Officer of Euroweb International Corp. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2003 (the "Report") fully complies with the requirements of
     Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: August 12, 2003


                                /s/Csaba Toro
                                ------------------------------
                                Name: Csaba Toro
                                Title: Chief Executive Officer

EXHIBIT 32(b)


          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Peter Szigeti, the Chief Accouting Officer of Euroweb International Corp. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2003 (the "Report") fully complies with the requirements of
     Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Dated: August 12, 2003




                                /s/Peter Szigeti
                                ------------------------------
                                Name: Peter Szigeti
                                Title: Chief Accounting Officer