Form 10QSB
period 2003-09-30
EUROWEB INTERNATIONAL CORP
filed 2003-11-13
CIK 905428

U.S. Securities and Exchange
                             Commission Washington,
                                   D.C. 20549

                                   Form 10-QSB



(Mark One)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the  transition  period from_____________ to  ________________
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

                   1122 Budapest, Varosmajor utca 13. Hungary
                   ------------------------------------------
                    (Address of principal executive offices)

       +36-1-8897101                                      +36-1-8883783
   Issuer's telephone number                        Issuer's facsimile number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                            4,665,332
-----------------------------                --------------------------------
       (Class)                               (Outstanding at September 30, 2003)

Transitional Small Business Disclosures Format (Check one): Yes____  No  X______

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX

PART I. Financial Information

Item 1. Financial Statements

   Consolidated balance sheets as of September 30, 2003 (unaudited)
      and December 31, 2002 (audited)                                                            3

   Consolidated statements of operations and comprehensive loss (unaudited) for the three months ended September 30, 2003 and 2002 and nine months
       ended September 30, 2003 and 2002                                                         4

   Consolidated statements of stockholders' equity for the nine months ended
       September 30, 2003 (unaudited) and twelve months ended December 31, 2002                  5

   Consolidated statements of cash flows (unaudited) for the nine months
       ended September 30, 2003 and 2002                                                         6

   Notes to interim (unaudited) Consolidated Financial Statements                                7

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                     18

Item 3.     Controls and Procedures

PART II.      Other Information                                                                 24


Signature                                                                                       25

                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              September 30,     December 31,
                                                                                 2003              2002
                                                                                 ----              ----
                                                                              (Unaudited)        (audited)
ASSETS
  Current Assets
    Cash and cash equivalents .............................................   $ 1,295,038    $  2,098,983
    Investment in securities ..............................................    11,719,885      12,104,104
    Trade accounts receivable, net ........................................       376,361         348,488
    Related party receivables .............................................     1,354,777         855,194
    Current portion of note receivable ....................................       200,771         190,105
    Prepaid and other current assets ......................................     1,068,986         851,100
                                                                              ------------    ------------
         Total current assets .............................................    16,015,818      16,447,974

  Note receivable, less current portion ...................................        21,931         173,871
  Property and equipment, net .............................................     1,995,050       1,269,923
  Assets under construction ...............................................            --         430,000
  Goodwill ................................................................     1,546,538       1,546,538
  Intangibles - customer lists ............................................       117,091         167,273
                                                                              ------------    ------------
       Total assets .......................................................   $19,696,428    $ 20,035,579
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable ................................................   $   727,300    $    659,244
    Related party payables ................................................       685,121         345,110
    Acquisition indebtedness ..............................................            --         180,000
    Other current liabilities .............................................       551,039         469,547
    Loan payable ..........................................................            --         129,945
    Accrued expenses ......................................................       573,453         965,885
    Deferred IRU revenue ..................................................        46,000          30,667
    Deferred other revenue ................................................       469,854         145,392
                                                                              ------------    ------------
       Total current liabilities ..........................................     3,052,767       2,925,790

   Non-current portion of deferred IRU revenue ............................       854,834         889,333
   Non-current portion of lease obligations ...............................        42,598          67,100
                                                                              ------------    ------------

       Total liabilities ..................................................     3,950,199       3,882,223

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding .....................................            --              --
   Common stock, $.001 par value - Authorized 12,500,000 shares;
   Issued and outstanding 4,665,332 shares ................................        24,129          24,129
   Additional paid-in capital .............................................    48,227,764      48,227,764
   Accumulated deficit.....................................................   (31,455,951)    (31,219,267)
   Accumulated other comprehensive income: ................................        65,699         236,142
   Treasury stock -  175,490 common shares, at cost .......................    (1,115,412)     (1,115,412)
                                                                              ------------    ------------
      Total stockholders' equity ..........................................    15,746,229      16,153,356
                                                                              ------------    ------------

   Commitments and contingencies

      Total liabilities and stockholders' equity ..........................   $19,696,428     $20,035,579
                                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                           Three months ended                 Nine months ended
                                                                           ------------------                 ------------------
                                                                              September 30                      September 30,
                                                                           ------------------                 ------------------
                                                                             2003           2002            2003            2002
                                                                       ------------    ------------    ------------    ------------
Revenues
Third party revenues ...............................................     2,384,035       2,388,914       6,932,962    $  6,093,544
Related party revenues .............................................     1,262,187         806,450       3,967,877       3,221,582
                                                                       ------------    ------------    ------------    ------------
              Total Revenues .......................................     3,646,222       3,195,364      10,900,839       9,315,126

Cost of revenues
 Third party cost of revenues ......................................     1,732,564       1,740,125       5,580,081       4,533,388
 Related party cost of revenues ....................................       755,545         596,554       1,884,142       1,656,725
                                                                       ------------    ------------    ------------    ------------
              Total cost of revenues ...............................     2,488,109       2,336,679       7,464,223       6,190,113
                                                                       ------------    ------------    ------------    ------------
   Gross profit ....................................................     1,158,113         858,685       3,436,616       3,125,013


Operating expenses
   Compensation and related costs ..................................       457,803         413,346       1,447,372       1,389,712
   Severance to officers ...........................................            --              --              --       2,020,832
   Consulting and professional fees ................................       259,619         153,269         778,911         692,767
   Other selling, general and administrative expenses ..............       362,850         284,556         965,246       1,187,198
   Depreciation and amortization ...................................       215,218         322,681         654,863         774,228
   Writedown of intangible assets - customer lists .................             -         448,500               -         448,500
                                                                       ------------    ------------    ------------    ------------

       Total operating expenses ....................................     1,295,490       1,622,352       3,846,392       6,513,237
                                                                       ------------    ------------    ------------    ------------

Loss from operations ...............................................      (137,377)       (763,667)       (409,776)     (3,388,224)

   Net interest income .............................................        74,150          77,978         250,149         304,223

   Equity in loss of affiliate .....................................            --              --              --         495,187

Loss from operations before income taxes ...........................       (63,227)       (685,689)       (159,627)     (3,579,188)
                                                                       ------------    ------------    ------------    ------------

Provision for income taxes .........................................        21,479              --          77,057              --
                                                                       ------------    ------------    ------------    ------------

Net Loss ...........................................................       (84,706)       (685,689)       (236,684)     (3,579,188)
                                                                       ------------    ------------    ------------    ------------

Other comprehensive (loss) gain ....................................       (54,352)        127,346        (170,443)        206,122
                                                                       ------------    ------------    ------------    ------------

Comprehensive loss .................................................      (139,058)       (558,343)   $   (407,127)   $ (3,373,066)
                                                                       ============    ============    ============    ============


Net Loss per share, basic and diluted ..............................          (.02)           (.15)           (.05)           (.77)

Weighted average number of shares outstanding, basic and diluted ...     4,665,332       4,665,332       4,665,332       4,665,332

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                           Accumulated
                                         Common Stock         Additional                      Other                     Total
                                      ------------------       Paid-in       Accumulated   Comprehensive   Treasury   Stockholders'
                                    Shares        Amount       Capital        Deficit       Gains(Losses)   Stock      Equity
                                  -----------    ----------  ------------   -------------  -------------  ------------ ------------
Balances, December 31, 2001        4,665,332      $24,129    $48,227,764    $(25,325,033)    (143,323)    $(1,115,412)  $21,668,125
                                  -----------    ----------  ------------   -------------  -------------  ------------ ------------

Foreign currency translation gain          -            -              -               -        160,687             -       160,687

Unrealized gain on securities
available for sale                         -            -              -               -        245,212             -       245,212

Reclassification of realized gain
included in net income                     -            -              -               -        (26,434)            -       (26,434)

Net loss for the period                    -            -              -      (5,894,234)             -             -    (5,894,234)
                                  -----------    ----------  ------------   -------------  -------------  ------------  ------------

Balances, December 31, 2002        4,665,332      $24,129    $48,227,764    $(31,219,267)      $236,142   $(1,115,412)  $16,153,356
                                  -----------    ----------  ------------   -------------  -------------  ------------  ------------
Foreign currency translation loss          -            -              -               -        (13,683)            -      (13,683)

Unrealized loss on securities              -            -              -               -       (156,760)            -     (156,760)
available for sale

Net loss for the period                    -            -              -        (236,684)             -             -     (236,684)
                                  -----------    ----------  ------------   -------------  -------------  ------------  ------------
Balances, September 30, 2003       4,665,332      $24,129    $48,227,764    $(31,455,951)       $65,699   $(1,115,412)  $15,746,229
                                  ===========    ==========  ============   =============  =============  ============  ============

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                     -------------------
                                                                                     2003           2002
                                                                                 ------------    ------------
Cash flows from operating activities:
   Net loss ..................................................................   $  (236,684)    $(3,579,188)

   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .............................................       654,863         774,228
   Amortization of discount on acquisition indebtedness ......................            --          12,768
   Writedown of intangibles - customer list ..................................            --         448,500
   Equity in loss of affiliate ...............................................            --         495,187
   Foreign currency (gain) loss ..............................................       (32,110)         15,896
   Realized gain on sale of securities .......................................            --         (62,786)
   Unrealized interest income on securities ..................................      (272,173)       (250,065)

Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable .......................................................      (527,456)        315,334
   Prepaid and other assets ..................................................      (217,886)        (10,933)
   Accounts payable, other current liabilities and accrued expenses ..........       239,477        (612,988)

   Deferred revenue                                                                  305,296        (123,127)
                                                                                 ------------    ------------
           Net cash used in operating activities                                     (86,673)     (2,577,174)
                                                                                 ------------    ------------

Cash flows from investing activities:
   Investment in securities ..................................................            --     (13,506,666)
   Maturity of securities ....................................................       499,632      16,654,820
   Collection on notes receivable ............................................       141,274         148,892
   Payment of acquisition indebtedness .......................................      (180,000)       (180,000)
   Purchase of property and equipment ........................................      (899,808)       (511,325)
                                                                                 ------------    ------------
           Net cash (used in) provided by investing activities ...............      (438,902)      2,605,721



Cash flows from financing activities:
   Repayment of loan payable .................................................      (129,945)             --
   Principal payments under capital lease obligations ........................      (166,852)        (42,130)
                                                                                 ------------    ------------
          Net cash used in financing activities ..............................      (296,797)        (42,130)
                                                                                 ------------    ------------
Effect of foreign exchange rate changes on cash ..............................        18,427           2,534
                                                                                 ------------    ------------

Net decrease in cash and cash equivalents.....................................      (803,945)        (11,049)
Cash and cash equivalents, beginning of period ...............................     2,098,983       1,512,303
                                                                                 ============    ============
Cash and cash equivalents, end of period .....................................   $ 1,295,038    $  1,501,254
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

The revenues are derived from the following four activities:

     (1) Internet Service Provider (Internet access, Content and Web services, Other services);

     (2) International/domestic leased line, Internet Protocol data services;

     (3) Voice over Internet Protocol services; and

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

          The Company conducts business and maintains its accounts for Euroweb Romania in the Romanian Lei ("ROL"). Romania is considered a hyper-inflationary economy and, therefore the U.S. dollar is used as the functional currency. The Company's financial statements presented in ROL are remeasured into U.S. dollars using the following policies:

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

          The net effect of re-measurement from the local currency into the functional currency (US$) of $ 17,305 (gain) is included in the determination of net profit and loss, under `Other selling, general and administration expenses'. Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

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

     (l)  Net loss per share

          The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings(loss) per share includes no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the periods ended September 30, 2003 and 2002, which were not included in the computation of diluted net loss per share because they were antidilutive.

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

     (s)  Recent accounting pronouncements

     The Financial Accounting Standards Board ("FASB") No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146") was issued in June 2002. Statement 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". `Costs' include (a) one-time termination benefits, (b) costs to terminate a contract that is not a capital lease and (c) other associated costs including costs to consolidate facilities or relocate employees. The Statement is based on the general principle that a liability for a cost associated with an exit or disposal activity should be (1) recorded when it is incurred and (2) initially measured at fair value. Thus, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The Company is required to adopt the provisions of Statement 146 for exit or disposal activities initiated after December 31, 2002. The Company has adapted Statement 146 and has concluded that there is no current impact on its consolidation financial statements.


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

   3. Investment in Securities

   On April 24, 2003, the Company sold United States Treasury Notes for $499,632 with a face value of $505,000. As at September 30, 2003, the Company holds investments in United States Treasury Notes with a face value of $11,764,000, which mature on February 15, 2004.

   As of September 30 2003, the Company has recorded net unrealized gains of $88,452 and the accretion of interest and discount on the Notes of $614,399 ($88,368 of which is recorded in the third quarter of 2003).

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


4. Affiliate, carried on an equity basis

   The Company's consolidated statement of operations for the nine months ended September 30, 2003 and 2002 includes the Company's equity interest in the net income of Euroweb Hungary Rt. for each period, calculated as follows:

                                                           2003 (nine months)           2002 (nine months)
                                                           ------------------           ------------------

         Revenues                                               $ 6,280,734                $    4,496,373

         Gross profit                                             2,853,845                     2,535,879

         Net loss                                               $  (195,069)                $  (1,321,600)
                                                           ==================            =================

         Company's 49% equity in net loss                       $   (95,583)                $    (647,584)
                                                           ==================            =================

         Equity in loss recorded by the company                 $         -                 $    (495,187)
                                                           ==================            =================

         Unrecorded cumulative net loss                         $  (225,913)                $    (152,397)
                                                           ==================            =================

   The carrying value of the investment was written down to zero in 2002. Since the Company has no legal or commercial commitments to provide continuing financial support, the equity in the net loss of Euroweb Hungary Rt. of $39,699 has not been recorded. If the Company makes additional investments in Euroweb Hungary Rt., the Company would be required to recognize additional losses to the extent these additional investments are considered funding of unrecognized prior losses of Euroweb Hungary Rt. Moreover, only future profits in excess of the unrecorded loss of $225,913 ($95,583 from 2003 and $130,330 unrecorded carry forward equity in loss of affiliate from 2002) may be recorded.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


      5. Stockholders' Equity

   During the nine months of 2003, the Company did not grant any options or warrants, nor were any exercised. Upon the exercise of an outstanding warrant or option, each warrant/option holder will receive 1/5 of a share, due to the reverse stock split effected on August 30, 2001.

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

   (d) VAT Tax Authority audit - Romania

   Currently the Romanian Tax Authorities are conducting an audit relating to the Company's accounting for VAT with respect to foreign invoices. As at September 30, 2003, the Tax Authority has not reached a decision regarding this matter. Based on discussions to date, the final outcome could range from a best case scenario of no liability to a maximum exposure of principal, fines and penalties of up to $1,768,000. Due to ongoing discussions, the Tax Authority has delayed the publication of its findings until the end of 2003. Based on consultations with its advisors, management is confident that the Company has appropriate legal basis to defend its treatment of VAT (although the final outcome cannot be assured), and therefore no provision has been made.

      7. Related Party Transactions

   The provision of international/domestic leased line and VOIP services are being provided in conjunction with Pantel Telecommunication Rt., an entity which is majority owned and controlled by KPN Telecom BV (which also owns a majority interest in the Company). In 2002 and 2003, Pantel Rt., a subsidiary of KPN Telecom BV and therefore a related party, is the most significant trading partner of the Company. Approximately 53% of the 2003 revenues of Euroweb Romania (representing 37% of the consolidated revenues of the Company) were derived from the provision of services to Pantel Rt.

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

   Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The Company advises you to review any additional disclosures made in its 10-QSB, 8-K, and 10-KSB reports filed with the Commission.

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

   The revenues come from the following four sources:

      (1)Internet Service Provider (Internet access, Content and Web services, Other services);
      (2) International/domestic leased line, Internet Protocol data services;
      (3) Voice over Internet Protocol services; and
      (4)Facilities (sale, rent and maintenance of dark fiber between the Hungarian border and the Romanian City of Timisoara).

   For the services in point (2) and (3), the main customer of the Company in 2002 and 2003 was Pantel Rt, a related party. The majority owner of Euroweb International Corporation and Pantel Rt. is KPN Telecom BV, a Netherlands corporation.

   Related party transactions - Pantel Telecommunications Rt.


   General: The largest customer of the Company since early 2001 is Pantel Rt, a Hungary-based alternative telecommunications provider. Pantel Rt. operates within the region and has become a significant trading partner for Euroweb Romania and Euroweb Slovakia through the provision of direct fiber cable connection, which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel Rt.

   Due to the fact that the significant revenue of the Company derives from the international/domestic leased line and Voice over Internet Protocol services, a few of the Company's representatives have moved to the premises of Pantel Rt. in order to improve co-operation on international projects.

   Transactions: Both Euroweb Slovakia and Euroweb Romania have engaged in transactions with Pantel Rt. including the following:


   (a)Pantel Rt. receives revenue from the provision of the following services to subsidiaries of Euroweb International Corporation:

      - Internet bandwidth; and
      - International leased lines outside Romania and Slovakia.

     The total amount of these services was $1,884,142 during the nine month period ended September 30, 2003 as compared to $ 1,656,725 for the nine month period ended September 30, 2002.

   (b)Euroweb International and its subsidiaries received revenue from the provision of the following services to Pantel Rt.:

      - International leased lines and local loops in Slovakia and Romania;
      - International IP and VOIP services for Pantel Rt.;
      - Commission; and
      - Facilities.

     Total value of these services were approximately $3,967,877 in the nine months period ended September 30, 2003 as compared to $3,221,582 in the nine months period ended September 30, 2002.

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

   Effective dependency on Pantel Rt., taking into account direct and Pantel Rt.-related sales, represents approximately 60% of total consolidated revenues of the Company and approximately 89% of total sales of Euroweb Romania. There is no such dependency in the case of Euroweb Czech or Euroweb Slovakia.

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

   Intangibles Recovery - Intangibles consist mostly of goodwill. Goodwill represented on the balance sheet reflects the unamortized difference between the purchase price and fair value of businesses acquired. As of January 1, 2002 the Company adopted SFAS 142 which specifies that goodwill no longer be amortized on a systematic basis, but should be subject to at least annual impairment tests. SFAS also prescribes some transitional provisions which have been completed by September 30, 2002.

         Acquisitions

   There were no new acquisitions in 2002 and the nine months ended September 30, 2003.

         Results of Operations

         Nine-month Period Ended September 30, 2003 Compared to Nine-month Period Ended September 30, 2002

   Due to further improvement in the third quarter of 2003, the Company was able to increase its revenue and gross margin in absolute terms compared to the same period in the previous year. In the same period, overall operating expenses, excluding severance and write-off of intangibles, has also decreased resulting improvement of the profitability and effectiveness of the Company. In the first nine months, the Company showed positive EBITDA of $245,087.

         Revenues

   Total revenues for the nine months ended September 30, 2003 were $10,900,839 in comparison with $9,315,126 for the nine months ended September 30, 2002. The Company experienced increases in sales in Romania and Slovakia, and a decrease in sales in the Czech Republic as follows:

Revenue per countries/nine months of               2003                                     2002
---------------------------------------------------------------------------------------------------------------
Czech Republic                                 $ 894,315                              $ 1,083,573
Romania                                        7,537,308                                6,182,922
Slovakia                                       2,469,216                                2,048,631
---------------------------------------------------------------------------------------------------------------
Total                                         10,900,839                                9,315,126



   The Company has increased ISP and VOIP revenue for the nine months ended September 30, 2003 as compared to the same period of 2002, however it has experienced reduction of revenue from international/national leased line and IP data revenue due to the following:

      o in the third quarter of 2002, a few of the most significant leased line partners closed their contracts; and

      o  market competition has reduced the prices.


   The proportion of revenue per product lines as of the nine months ended September 30, 2003 has developed as follows:

Revenue per services                              2003      (margin)                     2002        (margin)
----------------------------------------------------------------------------------------------------------------------
ISP                                          $ 4,062,348                              $ 3,563,873
Int./dom leased line and IP data              4,772,953                                 4,786,462
VOIP                                           1,820,747                                  964,791
Facilities                                       244,791                                        -
----------------------------------------------------------------------------------------------------------------------
Total                                         10,900,839     (31.5%)                    9,315,126     (33.5%)

         Cost of revenues

   Cost of revenues comprise mostly of telecommunication expenses.

   Direct costs were $7,464,223 for the nine months ended September 30, 2003 in comparison to $6,190,113 for the nine months ended September 30, 2002. Gross margin has decreased from 33.5% to 31.5% when compared to the previous year. Although there were no significant pricing policy changes within the Company during the nine months of 2003, the margin was decreased for the following reasons:

      o previously high internet margins generated from Euroweb Czech in the Czech Republic was reduced due to loss of revenue;

      o Margin on International/domestic leased line has decreased in 2003 due to a favourable one time agreement with one of the major suppliers of the Company in 2002, which resulted in smaller costs last year in comparison with this year.

   Despite the fall in margin, which was partly offset by higher margin on facilities revenue, the total margin was ultimately larger in absolute terms due to the increase of revenue for the nine months ended September 30, 2003 compared to the same period of 2002.


         Operating expenses (excluding depreciation, amortization and severance)

   Overall operating expenses (excluding depreciation, amortization, writedown of customer list and severance to officers) decreased by 2% for the nine months ended September 30, 2003 as compared to the same period in 2002 due to cost control measures and the positive impact of the closing of the New York office in 2002. The Company was able to reduce costs in most categories and it is managing all of the product lines with the existing operational infrastructure minimizing the need for additional resources.

   The severance payments to officers in 2002 related to the closure of the New York office whereby the five year contracts of the former CFO and CEO were terminated in June 2002.

         VAT Tax Authority audit-Romania

   Currently the Romanian Tax Authorities are conducting an audit relating to how the Company accounted for Value Added Tax with respect to foreign invoices. As at September 30, 2003, the Tax Authority has not reached a decision regarding this matter. Based on discussions to date, the final outcome, although the Company cannot provide any guarantees, could range from a best case scenario of no liability to a maximum exposure of principal, fines and penalties of up to $1,768,000. Due to ongoing discussions, the Tax Authority has delayed the publication of its findings until the end of 2003. Based on consultations with its advisors, management is confident that the Company has appropriate legal basis to defend its treatment of VAT (although the final outcome cannot be assured), and therefore no provision has been made.

         Depreciation and amortization

   As disclosed above, no goodwill was amortized in 2002 and 2003. Other intangibles, representing customer lists obtained in an acquisition in Romania in 2000, are being amortized over a period of five years. In the nine months of 2002, amortization was $ 172,500, while in the nine months of 2003, amortization was $50,181 due to the impairment of customer list in Q3 of 2002, which reduced the carrying value of the customer lists. Depreciation of tangible fixed assets has increased from $601,728 in 2002 to $604,682 in 2003.

       Net interest income

   Net interest income in the nine months ended September 30, 2003 is lower than the comparable amount in the nine months of 2002 because there was a reduction in the interest-generating funds that were available for the nine month period ended September 30, 2003 as compared to September 30, 2002, and also because the effective interest rate on these investments has decreased over the periods in question.

         Equity interest in affiliate

   Although the Company's 49% share in the net loss of Euroweb Hungary Rt. for the nine months ended September 30, 2003 is $95,583, the opening net carrying value of the investment in the Company's financial statements at the beginning of the year was zero due to the goodwill write-offs in 2002. Therefore, the loss of $95,583 was not recorded in the books of the Company. However, if in the future, Euroweb Hungary Rt. has net income, then the Company may only recognize its 49% interest on Euroweb Hungary Rt. net income in excess of its cumulative share of unrecorded losses of $ 225,913 ($130,330 unrecorded from 2002 and $95,583 unrecorded for the nine months of 2003).

         Liquidity and Capital Resources

   The  Company's  cash,  cash   equivalents  and  marketable   securities  were
   approximately $13,014,923 as of September 30, 2003, a decrease of $1,188,164 from the end of 2002.

   The decrease is mainly related to capital expenditures of $899,808 (mostly in connection with the building of dark fiber in Romania). The Company used $86,673 of cash in operations in the first nine months of 2003 (compared to cash used in operations of $2,732,601 in the first nine months of 2002).

   The income tax expense relates to income tax payable of Euroweb Romania, which is expected to have taxable income in 2003, with no tax loss carryforwards to offset this income.

   For the nine months ended September 30, 2003, the Company has $13,014,923 of cash, cash equivalents and marketable securities compared to $3,950,199 total short and long term liabilities. Management believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months.

   KPN Telecom B.V. (NY Stock Exchange: KPN) owns approximately 50.1% of the outstanding shares of Common Stock of the Company. KPN Telecom BV has announced that it intends to sell all of its non-core assets, including its ownership of 50.1% of the outstanding shares of the Company.

         Inflation and Foreign Currency

   The Company maintains its books in local currencies, including the Czech koruna for Euroweb Czech Republic and the Slovak koruna for Euroweb Slovakia. However, given the hyper-inflationary situation in Romania, the U.S. dollar is used as the functional currency.

   The Slovakian Koruna has strengthened by 19%, while the Czech Korona has strengthened against the U.S. dollar by approximately 15% between the nine months of 2003 and 2002. The impact of this is reflected in the exchange rates used in the nine months of 2003 and the nine months of 2002.

   Item 3. Controls and Procedures

   As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits (numbers below reference Regulation S-B, Item 601)

            (3) (a)Certificate of Incorporation filed November 9, 1992(1)

                (b)Amendment  to  Certificate  of  Incorporation  filed July
                   9,1997(2)

                (c) By-laws(2)

            (31)  (a)  Certification  of the Chief Executive  Officer of Euroweb
                  International   Corp.   pursuant   to   Section   302  of  the
                  Sarbanes-Oxley Act of 2002.

            (31)  (b)  Certification of the Chief Accounting  Officer of Euroweb
                  International   Corp.   pursuant   to   Section   302  of  the
                  Sarbanes-Oxley Act of 2002.

            (32)  (a)  Certification  of the Chief Executive  Officer of Euroweb
                  International   Corp.   pursuant   to   Section   906  of  the
                  Sarbanes-Oxley Act of 2002.

            (32)  (b)  Certification of the Chief Accounting  Officer of Euroweb
                  International   Corp.   pursuant   to   Section   906  of  the
                  Sarbanes-Oxley Act of 2002.


                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 12th day of November 2003.

                           EUROWEB INTERNATIONAL CORP.

                           By /s/Csaba Toro
                              -------------
                              Csaba Toro
                              Chairman of the Board and Chief Executive Officer

                           By /s/Peter Szigeti
                              -------------
                              Chief Accounting Officer

--------
1 Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)

2 Filed with Form 10-QSB for quarter ended June 30, 1998.