Form 10KSB
period 2003-12-31
EUROWEB INTERNATIONAL CORP
filed 2004-03-30
CIK 905428

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

                Issuer's telephone number, including area code:
                 (+36) 1-88-97-101, Facsimile: (+36)-1-88-97-100
                 -----------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

      Title of Each Class              Name of Each Exchange on which Registered
Common Stock, par value $.001 per share          NASDAQ SMALL CAP

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer had revenues of $14,761,374 for the year ended December 31, 2003. As of March 25, 2003, 4,665,332 shares of Common Stock were outstanding of which 2,324,318 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 1, 2004 was $11,389,158 (based upon the closing bid price on such date on the Nasdaq of $4.90).




Transitional Small Business Disclosure Format (check one):

Yes ___  No  X
             -


                                TABLE OF CONTENTS

                                                                                                               Page

PART I       .....................................................................................................3

   Item 1.        Description of Business.........................................................................3
                  EuroWeb Strategy................................................................................3
                  Entry into ISP Market in Central Europe and History of Acquisitions.............................3
                  Products and Services...........................................................................5

                  Customers.......................................................................................6
                  Network Operations and Technical Support........................................................6
                  Sales and Marketing.............................................................................7
                  Government Regulations..........................................................................7
                  Employees.......................................................................................7

   Item 2.        Description of Properties.......................................................................7

   Item 3.        Legal Proceedings...............................................................................8

   Item 4.        Submission of Matters to a Vote of Security Holders.............................................8

PART II      .....................................................................................................9

   Item 5.        Market For Registrant's Common Equity And Related Stockholder Matters...........................9
                  Market Information..............................................................................9
                  Holders of Common Stock.........................................................................9
                  Dividends......................................................................................10

   Item 6.        Management's Discussion and Analysis of Financial Condition and Results of Operations..........10
                  Operations.....................................................................................10
                  Results of Operations..........................................................................13
                  Year Ended December 31, 2003 compared to Year Ended December 31, 2002..........................14
                  Liquidity and Capital Resources................................................................17
                  Inflation and Foreign Currency.................................................................18
                  Effect of Recent Accounting Pronouncements.....................................................18
                  Risk Factors...................................................................................19

                  Forward-Looking Statements.....................................................................23

   Item 7.        Financial Statements...........................................................................24

   Item 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........24

   ITEM 8A    CONTROLS AND
              PROCEDURES.........................................................................................22



PART III          ...............................................................................................25




   Item 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                  THE EXCHANGE ACT...............................................................................25


   Item 10.       EXECUTIVE COMPENSATION.........................................................................27

   Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................29

   Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................30

PART IV      30

   Item 13.       EXHIBITS AND REPORTS ON FORM 8-K...............................................................30


   Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................30

                                     PART I



ITEM 1.      Description of Business

History of Business

     EuroWeb International Corp. (the "Company" or "EuroWeb") is a Delaware corporation which was organized on November 9, 1992. It was a development stage company through December 31, 1993. The Company operates in the Czech Republic, Slovakia , and Romania, through its subsidiaries Euroweb Czech Republic spol. s.r.o. ("Euroweb Czech"), Euroweb Slovakia a.s. ("Euroweb Slovakia") and Euroweb Romania S.A. ("Euroweb Romania"). The Company provides Internet access and additional value added services to business customers. The Company also has a 49% ownership interest in Euroweb Hungary Rt., with the remaining 51% held by Pantel Telecommunication Rt., Hungary ("Pantel Rt."), of which KPN Telecom BV is the controlling owner. Effective March 1, 2004, the Company purchased the remaining 51% of Euroweb Hungary Rt. from Pantel Rt.

KPN Telecom BV owns approximately 50.18% of EuroWeb's outstanding shares of common stock as at December 31, 2003.

EuroWeb Strategy

     The Company strives to be a leading supplier in Central Europe to businesses of complete communications solutions using Internet technologies. Rather than servicing individual users, the Company focuses its efforts on business users and seeks to satisfy all their needs with high quality and reliable service.

     The Company's business has shown continued growth since it entered the Internet field in January 1997, and the Company has made various acquisitions in Hungary, the Czech Republic, Slovakia and Romania. As a continuing consolidation is taking place in the industry, the Company is constantly reviewing various business opportunities, which may include either an acquisition or a merger with another company.No assurances can be given that we will be successful in locating or negotiating with any of these potential business opportunities.

Entry into ISP Market in Central Europe and History of
Acquisitions/Dispositions

     The Company entered the Internet Service Provider ("ISP") market in Central Europe through various acquisitions of companies in that area over the past five years. On January 2, 1997, the Company acquired all of the outstanding stock of three Hungarian ISPs for a total purchase price of approximately $1,785,000, consisting of 28,800 shares of common stock of the Company and $1,425,000 in cash (collectively, the "1997 Acquisitions").1 Thereafter in 1997, the three Hungarian companies were combined and merged into a new Hungarian entity, EuroWeb Hungary Rt. On November 22, 1998, the Company sold 51% of the outstanding shares of EuroWeb Hungary Rt. to Pantel Rt. for $2,200,000 in cash and an agreement to

-------------------
1 1997 Acquisitions were as follows:

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

     On February 12, 2004, Euroweb International Corp. entered into a Shares Purchase Agreement to re-acquire Pantel Rt.'s 51% interest in Euroweb Hungary Rt. See Note 18 in the Consolidated Financial Statements.

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

     On February 23, 2004, the Company entered into a Shares Purchase Agreement with the owners of 100% interest in Elender Business Communications Services Ltd., a Hungarian corporation ("Elender"), which is an Internet service provider located in Hungary that provides internet access to the corporate and institutional (public) sector and, amongst others, 2,300 schools in Hungary. The total purchase price to be paid by the Company for Elender shall be $9,500,000 as follows: (i) cash in the amount of $6,500,000; and (ii) 677,201 shares of the Company's common stock valued at $3,000,000. The number of shares was calculated by dividing $3,000,000 by $4.43, which is the average trade weighted stock market price during the 60 days prior to signing of the binding term sheet between the parties. At Closing, Elender shall have debt valued at $2,900,000, consisting of a bank loan and a non-transferable shareholders loan payable by Elender to the Sellers. The Company guarantees the full repayment of the non-transferable shareholders loan in a period of one and a half years and, in addition, the Company has also placed in escrow 248,111 shares, which are to be issued to the Sellers in the event that there is a default in connection with the non-transferable shareholders loan. The closing of the Elender purchase remains subject to the satisfaction of customary terms and conditions and the approval of the Hungarian Competition Office.


Products and Services

The activity of the Company can be divided into the following categories:

     o Traditional ISP services: (a) Internet access, (b) Content, Web and other services

     o International/national leased line, IP data services (IP connections between different countries);

     o    Voice over IP services; and

     o Facilities (sale,rent and maintenance of dark fiber between the Hungarian border and the Romanian City of Timisoara).

Traditional ISP services

Internet access

Access to the Internet can be either through a leased line / DSL, microwave technology, which enables a constant connection to the Internet at all times, or through dial-up service, which requires subscribers to dial a telephone number to connect to the Internet. EuroWeb offers a variety of access options and packages.

Content and Web services

In addition to internet access services, EuroWeb provides services such as the design, development, hosting and maintenance of home pages and web servers, domain registration, consulting, and other services.

International/domestic leased line, IP data services

     In order to meet requests of International customers, EuroWeb offers international/national data connection for companies across borders, or within the countries to connect premises in different countries. This service includes single (one to one point) and also Virtual Private Network (many to many point) IP connections. In most cases, PanTel Rt. acts as a partner in the development of international network possibilities.

Voice over IP services

     Capitalizing on its existing international presence and cross border connections, EuroWeb offers voice services to major carriers and its customers based on Internet Protocol (IP) technology. Carriers and partners send Voice minutes to/from the region in which EuroWeb operates. Euroweb's most significant VOIP partner is Pantel Rt.

Customers

     EuroWeb's customers are mainly local businesses and professionals including telecommunication carriers and multinational corporations. EuroWeb's customer base uses more than 780 leased lines and over 6,550 dial up accounts in Slovakia, the Czech Republic and in Romania as of December 31, 2003.

Network Operations and Technical Support

     As of December 31, 2003, EuroWeb had a network operations group consisting of approximately 42 people, including technical and customer support employees. EuroWeb's network operations personnel located at EuroWeb's network operations center in Slovakia, the Czech Republic and Romania are responsible for continuously monitoring traffic across EuroWeb's network infrastructure and also to carry out implementation of new customer connections both for Internet and other IP data connections. Both technical support and customer support personnel are currently available from 8 a.m. to 8 p.m., Monday through Friday. At other times, these personnel respond to technical support requests via telephone 24 hours a day. By the end of December 2003, EuroWeb owned or contracted 61 Point of Presences (POPs) covering the territory of the Czech Republic, Slovakia and Romania.

Sales and Marketing

     EuroWeb employs approximately 25 persons in sales and marketing. To date, EuroWeb has sold its Internet access and applications products and services primarily through direct personal and telephone contact. The sales force works closely with the customer and technical support group, which is responsible for installation at multiple sites and for support and technical consulting services, thereby demonstrating our commitment to account management to our customers. v. vi. Government Regulations


     EuroWeb is not currently subject to direct government regulation other than laws and regulations applicable to businesses generally. There are specific industry laws that may apply to the local subsidiaries in the field of Internet and Telecommunications. However, with the increasing popularity and use of the Internet, it is likely that new laws and regulations involving the Internet will be adopted at the local, state, national or international levels, covering issues such as user privacy, freedom of expression, pricing of products and services, taxation, information security or the convergence of traditional communications services with Internet communications.

Employees

     The Company employs a total of 115 persons in the Czech Republic, Slovakia and Romania all of which are full-time employees. None of the Company's employees are represented by a labor organization.

ITEM 2.       Description of Properties

     The following table lists the office spaces that the Company and its subsidiaries lease from unaffiliated persons:

                                                                                                Rent
                                                                                                Amount/
       Lessor                Address of Property               Primary Use         Sq. feet     Month          Lease Terms
--------------------     --------------------------    -------------------------- --------     ----------     -------------

Euroweb                   Varosmajor utca 13.           stockholder relations        250            -           Month-to-month-
                          H-1122                        and general executive
                          Budapest, Hungary

Euroweb Czech             Argentinska 38                general operations         3,617         EUR            3 years and
Republic                  CS-170 05                                                             4,469           4 months
                          Prague, Czech Republic                                                                non-cancelable
Euroweb Slovakia          Priemyselna 1/A               general operations        14,274         EUR            3 years and
                          SK - 821 09                                                            7,365          8 months
                          Bratislava, Slovakia                                                                  non-cancelable
Euroweb Romania           Bd. Unirii 33, Bl. A2,        general operations         4,951       $7,664          1-month
                          Sc.3, 6th Floor, Sector                                                                notice
                          3 Bucharest, Romania

     The Company's Chief Executive, Csaba Toro, uses offices provided by Euroweb Rt. No rent was charged in 2003.

ITEM 3.  Legal Proceedings

     Euroweb Slovakia has been the National registrar of Top Level Domains (suffix attached to Internet domain names e.g. .sk, .net, etc.) since the middle of 2003. The Company has been subject to legal proceedings and submissions to different authorities in connection with its exclusive right to manage the system. The Company has succeeded in its defense on all occasions to date, but there is no assurance that it will be able to keep these rights and/or that penalties will not be charged in the future.


     From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.



ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2003.

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



                                    High                      Low
Quarter Ending:                    ------                    ------

2002
----
March 31, 2002                      2.95                      1.47
June 30, 2002                       2.85                      1.84
September 30, 2002                  2.50                      1.88
December 31, 2002                   2.14                      1.72


2003
----
March 31, 2003                      3.73                      1.53
June 30, 2003                       3.25                      1.92
September 30, 2003                  8.30                      2.45
December 31, 2003                   4.82                      3.10



On March 25, 2004 the closing bid price on the Nasdaq for the Common Stock was $5.01.

Holders of Common Stock

         As of February 27, 2004, the Company had 4,665,332 shares of Common Stock outstanding and 177 shareholders of record. The Company was advised by its transfer agent, the American Stock Transfer & Trust Company, that according to a search made, the Company has approximately 6,153 beneficial owners who hold their shares in street names.

Dividends

     It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.



Equity Compensation Plans

-------------------------------   ----------------------------   ----------------------------   ----------------------------
Plan Category                     Number   of  shares  to  be    Weighted-average   exercise    Number of shares  remaining
                                  issued  upon   exercise  of    price    of     outstanding    available     for    future
                                  outstanding   options   and    options and warrants           issuance    under    equity
                                  warrants                                                      compensation plans

-------------------------------   ----------------------------   ----------------------------   ----------------------------
Approved by security holders      46,000                         $ 7.97                          44,500

-------------------------------   ----------------------------   ----------------------------   ----------------------------
Not   approved   by   security    263,000                        $5.60                           --
holders

-------------------------------   ----------------------------   ----------------------------   ----------------------------
Total                             309,000                        $5.95                           44,500
-------------------------------   ----------------------------   ----------------------------   ----------------------------


     The equity compensation plans are discussed in Notes 16 and 17 to the 2003 Consolidated Financial Statements.

Sale of Securities that were not Registered Under the Securities Act of 1933

The Company did not sell any securities that were not registered under the Securities Act of 1933 during the year ended December 31, 2003.


ITEM 6   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

  Operations

     The Company operates through three wholly-owned subsidiaries, located in the Czech Republic, Slovakia and Romania, known as Euroweb Czech Republic, Euroweb Slovakia, and Euroweb Romania, respectively. The Company made no new acquisitions in 2003 and 2002.

The revenues are derived from the following four activities:

     (1) Internet Service Provider (Internet access, Content, Web services and Other services);

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

     In 2002, the Company entered into an agreement to provide transmission capacity to a customer pursuant to an indefeasible rights-of-use agreement ("IRUs") that management believe qualifies as an operating lease under Financial Accounting Standards Board Interpretation No. 13, "Accounting for Leases" ("FAS 13"), since the IRU agreement provides rights to use a specific subject asset for a defined period. Revenue attributable to the lease is recognized on a straight-line basis over the term of the 20-year lease agreement.

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

     Goodwill - Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of net assets acquired. Amortization was computed over the estimated future period of benefit (generally five years) on a straight-line basis until December 31, 2001. On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives
(whether or not acquired in a business combination) will continue to be amortized over their estimated useful lives. The adoption of SFAS 142 has eliminated the goodwill charge in 2002. During 2003 and 2002, the Company performed the required SFAS No. 142 impairment test, with respect to goodwill. The first step of this test requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. When the current fair value is less than the carrying value, the Company performs the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current value of the goodwill by performing an exercise similar to a purchase price allocation, and to record any excess as an impairment. Based upon the results, the Company recorded an impairment of $980,538 to the carrying value of its goodwill in its financial statements for the year ended December 31, 2003 (2002: $2,016,000).

     Other Intangibles - Other Intangibles reflects customer lists and the amount represented on the balance sheet reflects the unamortized difference between the purchase price and fair value of businesses acquired, less any impairment recognized. Customer lists were acquired as a result of a purchase of assets and are being amortized over the estimated future period of benefit of five years. The assessment of recoverability and possible impairment was determined using estimates of undiscounted future cash flows in a manner in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), with a write-down recorded in the fourth quarter of 2003 ($100,364), and the third quarter of 2002 ($448,500). The carrying value of customer lists is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company then measures impairment based on the amount by which the carrying value of the customer lists exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.. The impairment in 2003 has resulted in the customer lists being written down to zero.

Commitments and contingencies

The Company's subsidiaries have entered into various capital leases for vehicles and internet equipment, as well as non-cancelable agreements for office premises. Refer to Note 9 (Leases) of the Financial Statements for details.

An employment agreement with the Chief Executive Officer which provided for aggregate annual compensation of $96,000 through December 31, 2005 was amended in 2004. The amended agreement provides for an annual salary of $150,000 and a bonus of up to $100,000 (guaranteed minimum of $50,000) in 2004, and an annual salary of $200,000 and a bonus of up to $150,000 in 2005.

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

----------------------------------- ------------- ------------ ------------- ------------- ------------ ------------
Capital Lease Obligations             109,293       36,801        8,391           -             -            -

----------------------------------- ------------- ------------ ------------- ------------- ------------ ------------
Capital Lease Obligations for          35,213       35,213       26,411
Vehicles delivered in January 2004

----------------------------------- ------------- ------------ ------------- ------------- ------------ ------------
Operating Leases                      168,264      168,264      168,264        96,964                       -
----------------------------------- ------------- ------------ ------------- ------------- ------------ ------------

Employment agreements (including      200,000      200,000         -             -             -            -
guaranteed bonus)
----------------------------------- ------------- ------------ ------------- ------------- ------------ ------------

Total Contractual Cash Obligations    512,770      440,278      203,066        96,964          -            -
----------------------------------- ------------- ------------ ------------- ------------- ------------ ------------

In addition to the above contractual cash obligations, the Company's subsidiary in Romania has entered into a 20 year Indefeasible Right of Use agreement whereby for the duration of the agreement, Euroweb Romania is obliged to use all reasonable endeavours to ensure the Cable System is maintained in efficient working order and in accordance with industry standards. The total consideration of $920,000 has already been received, and is being accounted for as an operating lease. Refer to Note 9 (Leases) of the Financial Statements. v. vi. Results of Operations

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Revenues

     The Company experienced a 14.07% revenue growth compared to 2002. The increase in revenue can be attributed to the weakness of the US Dollar relative to the Czeck Koruna and Slovak Koruna, as well as to revenues generated from the International/Domestic leased line and VOIP services, which were introduced during 2001. A significant portion of these services is provided to Pantel Rt., a related party (see discussion under `revenues').



                                                    2003               2002
                                                    ----               ----
  Total Revenues                                 14,761,374         12,940,631


     The following table summarize the main changes in revenue compared to the previous year with respect to the revenue structure:

------------------------------------ ---------------- --------------------- -----------------
Revenue / services                        2003                2002             % increase

------------------------------------ ---------------- --------------------- -----------------
ISP activity                            $5,497,222          $4,814,690            14.17%

------------------------------------ ---------------- --------------------- -----------------
Int./dom. leased line *(a)              $6,487,607          $6,100,530             6.34%

------------------------------------ ---------------- --------------------- -----------------
VOIP ** (a)                             $2,491,212          $2,025,411            23.00%

------------------------------------ ---------------- --------------------- -----------------
Facilities (a)                            $285,333               0                  N/A

------------------------------------ ---------------- --------------------- -----------------
Total                                  $14,761,374         $12,940,631            14.07%
------------------------------------ ---------------- --------------------- -----------------

* - primarily Pantel or Pantel related sales, ** - substantially all direct sales to Pantel (a) substantially all generated by the Romanian subsidiary

Overall, each revenue category has experienced an increase in 2003 compared to the previous year, while facilities became a new revenue source in 2003 after the installation of the fibre optic cables in Romania in May 2003.

     The following table summarize the main changes in revenue compared to the previous year with respect to the geographical source of revenue:


--------------------------- ----------------- -------------------- ----------------- -----------------
Revenue/country *               Slovakia        Czech Republic         Romania            Total
--------------------------- ----------------- -------------------- ----------------- -----------------
Revenues in 2003              $3,424,633           $1,163,662          $10,173,079        $14,761,374
--------------------------- ----------------- -------------------- ----------------- -----------------

Revenues in 2002              $2,757,086           $1,415,541           $8,768,004        $12,940,631
--------------------------- ----------------- -------------------- ----------------- -----------------

Change in USD                        24%                (18%)                  16%                14%
--------------------------- ----------------- -------------------- ----------------- -----------------

* Revenues allocated to the respected countries

Euroweb Czech Republic and Slovakia generate purely internet related revenue representing 83% of the total ISP turnover.

     In 2003, Euroweb Slovakia experienced an approximate 8% decrease in revenue from its traditional ISP revenue sources, which was wholly offset by revenues generated from domain registration (Euroweb Slovakia became the National registrar of Top Level Domains in 2003). The increase in USD terms of 24% (from the table above) is due to the strengthening of the Slovak Koruna against the US Dollar.

     In 2003, Euroweb Czech Republic experienced an approximately 30% decrease in its overall revenue in local currency, which was partly offset by the strength of the US Dollar, with the decrease in Dollar terms being 18%. The decrease was due to a smaller customer base compared to the previous year. The decrease in the customer base was due mainly to lower pricing by competitors and to customers switching to fibre optic cable providers.

Euroweb Romania generated 17% of the total ISP revenue, however this represents only 9% of Euroweb Romania's total revenue, as Euroweb Romania is focusing on the international/national leased line, VOIP and facilities services, where Pantel Rt. is the main Client.

In 2003,  Pantel  Rt., (a related  party  controlled  by KPN Telecom  B.V. as of
December 31, 2003), was the most significant customer of the Company representing approximately 38% of the total revenue of Euroweb International Corp. and 55% of total revenue of Euroweb Romania. In connection with VOIP services, over 95% of VOIP sales are provided directly to Pantel Rt. In the event that Pantel Rt. should no longer use the Company's VOIP services, then the Company's VOIP revenue would almost completely disappear.

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

Effective dependency on Pantel Rt., taking into account the direct as well as Pantel Rt.-related sales, represents approximately 60% of total consolidated revenues of Euroweb International Corp. or approximately 87% of total sales of Euroweb Romania. There is no such dependency in the case of Euroweb Czech or Euroweb Slovakia.


Cost of revenues

                                                        2003         2002
Total Cost of revenues                               10,149,609    8,613,196


     Cost of revenues comprise mostly telecommunication network telecom expenses which are related to the provision of access facilities to customers. This category also includes costs of phone calls in connection with VOIP services.

     Network costs were $10,149,609 in 2003 in comparison to $8,613,196 in 2002. The increase of 18% is larger than the increase of revenue due to a higher proportion of VOIP services in 2003 which have a lower margin compared with margins on other revenue categories. There were no significant pricing policy changes within the Company during 2003. Pantel Rt. was the largest supplier representing approximately 26% of the total direct cost.


Operating expenses (excluding depreciation, amortization, goodwill/intangibles impairment, and 2002 severance payments to officers)

                                                             2003         2002
   Compensation and related costs                       1,888,417    1,884,891
   Consulting, professional and directors fees          1,289,295    1,078,908
   Other selling, general and administrative expenses   1,336,613    1,439,912
                                                        ---------    ---------
               Total                                    4,514,325    4,403,711
                                                        ---------    ---------

     Operating expenses (excluding depreciation, amortization, goodwill/intangibles impairment, and 2002 severance payments to officers) increased from $4,403,711 to $4,514,325, or 2.5% ($110,614), which is smaller than the increase related to gross margin. This is due mainly to the continuing process of cost rationalization and a better utilization of internal resources leading to an improvement in efficiency.

     The proportion of salaries versus consulting, professional and directors fees for the year ended December 31, 2003 as compared to the year ended December 31, 2002 has changed. Salaries have remained the same, while the Company paid slightly higher (20%) professional fees and directors' fees compared to the previous year. A portion of the increase in professional fees was in connection the successfully resolving a VAT dispute with the Romanian Tax Authorities.

Depreciation, amortization, goodwill impairment and writedown of intangibles

                                                 2003               2002
                                                 ----               ----
   Depreciation and amortization              886,698          1,038,166
   Goodwill impairment                        980,538          2,016,000
   Impairment of intangibles                  100,364            448,500


     Amortization and depreciation has decreased by approximately 15% from 2002 due mostly to the fact that amortization on the customer lists in Romania significantly decreased between 2002 ($189,227) and 2003 ($66,909). This decrease is due to the fact that a significant portion of the customer lists ($448,500) were considered impaired in the third quarter of 2002 (see writedown of intangibles below) and so the remaining amount being amortized was significantly lower than in the first 9 months of 2002.

     At the end of 2003 and 2002, the Company performed an annual impairment test relating to the goodwill recorded in its books. Euroweb Romania, Euroweb Czech, and Euroweb Slovakia were identified as `Reporting Units' under SFAS 142. The Company compared the fair value of the reporting units (determined using discounted cash flow projections) to their carrying amounts, noting that the carrying amounts in some cases were higher than their fair values taking into account the market developments, actual performance and outlook. The Company then compared the implied fair value of each reporting unit's goodwill with their carrying amounts and recorded an impairment charge of $980,538 (2002:
$2,016,000), with $92,881 relating to Euroweb Czech, $563,000 relating to Euroweb Slovakia, and $324,657 relating to Euroweb Romania. An average annual 1% growth rate for revenues was used in the calculations for Euroweb Czech and Euroweb Slovakia, and 3% for Euroweb Romania. After the 2003 impairment, the Goodwill relating to Euroweb Czech and Euroweb Slovakia have a net book value of zero, while the Goodwill relating to Euroweb Romania has a net book value of $566,000.

     The Romanian customer lists acquired, were being amortized over an estimated period of benefit of 5 years. However, an analysis of the customers and revenues as at September 2002 indicated that most of the expected revenues to be generated by this customer list did not materialize and the Company recorded an impairment of $448,500. At the end of 2003, the company again assessed the recoverability of the outstanding amount and wrote down the remaining value ($100,364) to zero.

Net interest income

                                               2003               2002
                                               ----               ----
 Net interest income                         355,690            385,177

         Net interest income is approximately 8% lower than last year. The decrease is due to the reduction in interest-generating funds available, and also because the effective interest rate on these investments has decreased. The major revenue source is the approximately $12 million cash which is invested into US Government Securities bearing interest at 3.1%. The remaining amount was invested in other securities and /or was held in interest bearing accounts.

Equity interest in affiliate

                                               2003               2002
                                               ----               ----
   Equity in net loss of                       -                (679,637)
affiliate

The Company's 49% interest in Euroweb Hungary Rt. was written down to zero in 2002 and the Company has no legal or commercial commitments to provide continuing financial support as of December 31, 2003. Therefore, the 49% interest in net loss of Euroweb Rt. for the year ended December 31, 2003 of $17,206 (2002: $809,967) has not been recorded.

Sale or disposal transactions

     During 2003 and 2002, the Company focused purely on improving its operations and introduction of new services and thus did not divest any of its assets. Consequently, no gain/loss on sale or disposals are recorded in 2003 or 2002.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities were approximately $13,391,338 as of December 31, 2003, a decrease of $811,749 from the end of fiscal year 2002. The decrease was influenced by two major reasons:
(1) unrealised loss on marketable securities and (2) purchase of fixed assets (mostly fiber optic cables in Romania).

     The Company has $13,391,338 of cash, cash equivalents and marketable securities compared to $2,713,877 total short and long term liabilities
(excluding deferred revenue), while the working capital (current assets less current liabilities) of the company is $12,684,692 indicating that the Company is in a strong financial position.

     The Company has entered into share purchase agreements to acquire 100% of Elender Rt and the remaining 51% of Euroweb Hungary Rt in the first quarter of 2004. These agreements will significantly influence the liquidity position of the Company, which can be separated into three parts: (1) cash portion of purchase price will be $8,607,000 (2) liabilities (approximately $ 2,000,000) for short term loans related to Euroweb Hungary Rt., which cannot be covered from Euroweb Hungary Rt.'s nor Elender Rt.'s working capital and (3) funding the working capital shortage (approximately $600,000) of Euroweb Hungary Rt. and Elender Rt. The closing of the Elender purchase remains subject to the satisfaction of customary terms and conditions and the approval of the Hungarian Competition Office.

     After the acquisitions, the consolidated working capital (without deferred revenue) is estimated to be more than $2,000,000 indicating that the Company will be able to meet its working capital and capital expenditure needs over the next twelve months. The Company's financial situation is still stable and strong, as current assets covers all current trade, loan and other liabilities of the company.

     Management believes, although it cannot provide guarantees, that the synergy effects and potential business opportunities of the merged entities will significantly improve cash generating ability and will reduce the loans of the Company in the coming few years. Management also believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months taking into account the new acquisitions.

     In the event the Company makes future acquisitions of Internet service providers in Central and Eastern Europe, the excess cash on hand or additional fund raising may be used to finance such future acquisitions.

Inflation and Foreign Currency

     The Company maintains its books in local currencies: Czech koruna for Euroweb Czech Republic and the Slovak koruna for Euroweb Slovakia. However, given the hyper-inflationary situation in Romania, the U.S. dollar is used as the functional currency.


The Slovakian Koruna has strengthened by 18.6%, while the Czech Korona has strengthened against the U.S. dollar by approximately 14% when compared with 2002.

Effect of Recent Accounting Pronouncements



     At the January 23, 2003 meeting, the Emerging Issues Task Force (EITF) reached consensuses on EITF 02-18 Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition. Issues 1 and 2 of EITF 02-18 which considered whether, (i) an investor should recognize any previously suspended losses when accounting for a subsequent investment in an investee that does not result in the ownership interest increasing from one of significant influence to one of control, and (ii), if the additional investment represents the funding of prior losses, whether all previously suspended losses should be recognized or whether only the previously suspended losses equal to the portion of the investment determined to be funding prior losses should be recognized. The EITF concluded that if the additional investment, represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses. At its February 5, 2003 meeting, the FASB ratified the consensuses reached by the Task Force in this Issue. As discussed in notes 1 (i) and 6, the Company has discontinued recording losses on its equity method investment in Euroweb Hungary Rt., and purchased the remaining 51% owned by Pantel Rt. in February 2004.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for contracts entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. The Company has adopted SFAS 150 and has concluded that there is no current impact on its consolidated financial statements.

     In December 2003, the Securities and Exchanges Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition". SAB 104 revises or rescinds certain SAB guidance in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations relating to revenue recognition. This bulletin is effective immediately. The Company's current revenue recognition policies comply with SAB 104.

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

     Regulations and Legal Uncertainties.

     In eastern Europe, the business engaged in by the Company is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally and multi-level marketing. However, changes in the regulatory environment relating to the telecommunications, Internet and media industries could have an effect on its business, which effect may be materially adverse to the interests of the Company. Additionally, legislative proposals from international, federal, state and foreign governmental bodies in the areas of content regulation, intellectual property, privacy rights and tax issues, could impose additional regulations and obligations upon all online service and content providers, which effect may be materially adverse to the interests of the Company. The Company cannot predict the likelihood that any such legislation will pass, nor the financial impact, if any, the resulting regulation may have on it.

     Moreover, the applicability to persons engaged in Internet commerce of existing laws governing issues such as intellectual property ownership, libel and personal privacy is uncertain. Recent events relating to the use of online services for certain activities has increased public focus and could lead to increased pressure on foreign and national legislatures to impose regulations on online service providers. While the Company intends to provide only content which meets the highest standards in quality, creativity and ethical values, should actions be initiated against it, costs incurred as a result of such actions could have a material adverse effect on the business of the Company.

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

     Dependence on Pantel Rt.

     The majority owner of Pantel Rt. and Euroweb International Corp. is KPN Telecom B.V. Such ownership has led to improved co-operation between the two companies, which has resulted in a high level of dependency in the case of Euroweb Romania. Actual dependency from Pantel Rt., taking into account the direct and Pantel Rt. related sales, represents approximately 50-56% of total consolidated revenue of Euroweb International Corp. and approximately 80-90% of total sales of Euroweb Romania. Despite the fact that co-operation is based on arm's length agreements, disagreements between the management of Pantel Rt. and EuroWeb, or an effective change of ownership in one or both companies, may result in the loss of the Pantel Rt. related revenues and their significant margin.

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

     Because the market for the Company's proposed business, products and services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance that the market for its products and services will develop, that the Company's products or services will be adopted, or that individual personal computer users in business or at home will use the Internet for commerce and communication. If the market fails to develop, develops more slowly than expected, becomes saturated with competitors, or if its products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

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



     Other factors affecting shareholders/investors

     Possible Future Capital Needs.

     The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months and has currently no immediate plans for acquisitions that would exceed the available funds (other than the acquisition of the remaining 51% of Euroweb Hungary Rt. and the acquisition of Elender Business Communications Ltd. (subject to approval from Hungarian Competition Office)). However, the Company may need to raise additional funds in order to support more rapid expansion, acquire complementary businesses or technologies or take advantage of unanticipated opportunities through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products or take advantage of future opportunities either of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     No Dividends.

     It has been the policy of the Company to not pay cash dividends on its common stock. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business

     Potential Issuance of Additional Common and Preferred Stock.

     The Company is currently authorized to issue up to 12,500,000 shares (after obtaining shareholder approval in 2003 to amend its Certificate of Incorporation so as to decrease the number of authorizes shares of common stock from 60,000,000 to 12,500,000). The Board of the Company will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Board intends to seek shareholder approval in 2004 to increase the authorized limit from 12,500,000 to 25,000,000 shares of common stock. The Company is also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board. To the extent of such authorization, such designations may be made without stockholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

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

     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to the risks set forth above. See "Risk Factors." In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The following table sets forth certain information regarding the executive officers and directors of the Company as of March 25, 2004

Name                 Age     Position with Company
----                 ---     ---------------------
Csaba Toro           38      Chief Executive Officer, Board Chairman, Treasurer
Howard Cooper        47      Director
Stewart Reich        59      Director
Hans Lipman          43      Director
Daniel Kwantes       43      Director

Csaba Toro, age 38, Chairman and CEO of the Company since June 2002, has been with the Company since September 1998 in various other positions. During 2001 and 2002, Mr. Toro held the positions of COO and CEO in Pantel Rt. He resigned as CEO of Pantel Rt. as of March 2003. From 1997 to 1999, Mr. Toro was managing director of the Company's Hungarian subsidiary. Prior thereto, since 1994, he was managing director of ENET Kft., which was acquired by the Company in 1997.

Howard Cooper, age 47, has been the President, CEO and Chairman, Teton Petroleum Company - Denver, CO (AMEX:TPE) from 1996. Teton has raised institutional equity and US Trade and Development Agency funding for the development of proven oil fields in Russia. Teton has been successful in Russia producing oil, exporting oil for hard currency, and developing an oil field with proven and probable reserves in excess of 107 million barrels. Previously he was engaged in oil projects in the former Soviet Union.

Stewart Reich, age 60, was Chief Executive Officer and President of Golden Telecom Inc., Russia's largest alternative voice and data service provider as well as its largest ISP, since 1997. In September 1992, Mr Reich was employed as Chief Financial Officer at UTEL (Ukraine Telecommunications), of which he was appointed President in November 1992. Prior to that Mr. Reich held various positions at a number of subsidiaries of AT&T Corp. Mr. Reich has been a director of the Company since 2002.

Hans Lipman, age 44, is a Dutch Registered Accountant and is financial manager for Royal Dutch KPN's International Participations department since March 2001. He is a member of the supervisory board of Pantel Rt, Hungary. From April 1994, Mr. Lipman has been working as a financial manager and IT controller with KPN Telecom. Prior to that he was auditor with PriceWaterhouseCoopers' predecessors, since 1978. Mr. Lipman replaces Mr. Roelant Lyppens who resigned as director on December 18, 2002.

Daniel Kwantes, age 43, has been working for 13 years within KPN in various financial positions, and since the end of 1998 especially focused on KPN's international operations. He graduated as a business economist at the Free University of Amsterdam, and is currently managing director of various (holding) companies owned by KPN. Since 2002, he is also Chairman of the Supervisory Board of Pantel Rt. in Hungary.

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

2003 BOARD MEETINGS

     In 2003, the board met 5 times. No director attended less than 80% of all of the combined total meetings of the board and the committees on which they served in 2003.

BOARD COMMITTEES

Audit Committee

     The audit committee of the board of directors reviews the internal accounting procedures of the Company and consults with and reviews the services provided by our independent accountants. During 2003, the audit committee consisted of Messrs. Stewart Reich and Howard Cooper, both of whom are considered to be independent The audit committee held three meetings in 2003. Mr. Reich serves as the financial expert on the Audit Committee. Compensation Committee The compensation committee of the board of directors i) reviews and recommends to the board the compensation and benefits of our executive officers;
ii)  administers  our stock option plans and employee  stock  purchase plan; and
iii)  establishes and reviews  general  policies  relating to  compensation  and employee benefits. In 2003, the compensation committee consisted of Messrs Cooper, Reich and Lipman. No interlocking relationships exist between the board of directors or compensation committee and the board of directors or compensation committee of any other company. During the past fiscal year the compensation committee had two meetings.

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

Specific due dates for such reports have been established by the Commission and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2003. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2003, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

POLICY WITH RESPECT TO SECTION 162(m)

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, unless an appropriate exemption applies, a tax deduction for the Company for compensation of certain executive officers named in the Summary Compensation Table will not be allowed to the extent such compensation in any taxable year exceeds $1 million. As no executive officer of the Company received compensation during 2003 approaching $1 million, and the Company does not believe that any executive officer's compensation is likely to exceed $1 million in 2003, the Company has not developed an executive compensation policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Code.

CODE OF ETHICS

     The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.



ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long term compensation of the Company's Chief Executive Officer. The Company does not have any officer whose annual salary and bonus exceeds $100,000 as of December 31, 2003:


                                   ANNUAL COMPENSATION                LONG-TERM COMPENSATION

                                                                        Restricted       Number of
                                                                       Stock Award(s)    Securities
                                                     Bonus and                           Underlying
Name and                Year Ended                   Other Annual                                               All Other
Principal Position      December 31,    Salary ($)   Compensation ($)      ($)           Options/SARs       Compensation ($)
------------------      ------------    ----------               ----       ---         -------------       ----------------

Csaba Toro                 2003           $96,000       --                  --                 --                   --

Chairman, CEO, and
Treasurer                  2002           $96,000       --                  --                 --                   --

                           2001           $96,000       --                  --                 --                   --



OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were no grants of Stock Options/SAR made to the named Executive during the fiscal year ended December 31, 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES

------------------------ ---------------------- --------------------- ------------------------ -----------------------
                                                                       Number of securities         Value of the
                                                                      underlying unexercised     unexercised in the
                                                                      options/SARs at FY-end   money options/SARs atFY-end
                                                                                (#)                       ($)*


      Name                 Shares acquired on    Value realized ($)   Exercisable/Unexercisable Exercisable/Unexercisable
                             exercise (#)

------------------------ ---------------------- --------------------- ------------------------  -----------------------
Csaba Toro, Chairman             None                   None                  83,000                  $0.00
CEO, and Treasurer
------------------------ ---------------------- --------------------- ------------------------  -----------------------

* Fair market value of underlying securities (calculated by subtracting the exercise price of the options from the closing price of the Company's Common Stock quoted on the Nasdaq as of December 31, 2003), which was $3.77 per share. None of Mr. Toro's options are presently in the money.


EMPLOYMENT AND MANAGEMENT AGREEMENTS

     The Company entered into a six-year agreement with its Chief Executive Officer and Chairman of the Board, Csaba Toro on October 18, 1999, which commenced January 1, 2000, and provided for an annual compensation of $96,000. The agreement was amended in 2004. The amended agreement provides for an annual salary of $150,000 and a bonus of up to $100,000 (guaranteed minimum of $50,000) in 2004, and an annual salary of $200,000 and a bonus of up to $150,000 in 2005.

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

STOCK OPTION PLAN

     The Company's 1993 Stock Option Plan (the "Plan") permits the grant of options to employees of the Company, including officers and directors, who are serving in such capacities. An aggregate of 134,000 shares of Common Stock are authorized for issuance under the Plan. At December 31, 2003, options for 46,000 Common Stock were outstanding and exercisable under the Plan. The Plan provides that qualified and non-qualified options may be granted to officers, directors, employees and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of the Common Stock as of March 22, 2004 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock;
(ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.
                              Shares
 Name and  Address           Beneficially Owned(1)   Percent  Owned    (1)
--------------------------------------------------- ----------------------------
KPN Telecom B.V. (4)              2 ,461,014                52.75%
Maanplein 5
The Hague, The Netherlands

Csaba Toro(5)(6)                      83,000(2)              1.86%
1122 Budapest
Varosmajor utca 13
Hungary

Hans Lipman (3)(6)                         0                    0
KPN Telecom B.V.
Maanplein 55
2516 CK The Hague, The Netherlands
                                      25,000(7)                 *
Howard Cooper (6)
2135 Burgess Creek Road, Ste. #7
Steamboat Springs, CO 80477


Daniel Kwantes (6)                         0                    0
KPN Telecom B.V.
Maanplein 55
2516 CK The Hague, The Netherlands

Stewart Reich (6)                     25,000(7)                 *
18 Dorset Lane,
Bedminister, NJ 07921

All Officers and Directors as a      137,000                 2.90%
Group (5 Persons)
* Less than one percent

----------------------------

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after May 22, 2004. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on May 22, 2004 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Mr. Toro owns, directly or indirectly, 1.86% of the issued and outstanding shares of the Company represented by options to purchase 83,000 shares.

(3) Does not include shares reported to be beneficially owned by KPN Telecom B.V. Mr. Lipman is an employee of KPN Telecom B.V.

(4)  KPN Telecom  B.V. is a  subsidiary  of Royal KPN N.V.

(5)  An officer of the Company.

(6)  A director of the Company.

(7) Includes an option to purchase 25,000 shares of common stock at an exercise price of $4.21 per share. The options vest on April 13, 2004.

The foregoing table is based upon 4,665,332 shares of common stock outstanding as of March 30, 2004.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Significant related party transactions exist with Pantel Rt. Details of these transactions can be found in the MD&A section of this form 10-KSB and in
Note 14 of the 2003 Consolidated Financial Statements.

         There are no other significant related party transactions.



                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits (numbers below reference Regulation S-B, Item 601)

     (2)  Subscription Agreement and Option Agreement with KPN(1)(2)

     (3)  (a) Certificate of Incorporation filed November 9, 1992(1)

          (b)  Amendment to Certificate of Incorporation filed July 9,1997(2)

          (c)  By-laws(2)

     (4)  (a) Form of Common Stock Certificate(1)

          (b) Form of Underwriters' Warrants to be sold to Underwriters(1)

          (c) Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing(1)

          (10) (a) Shares Purchase Agreement between PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company, and Euroweb International Corp., a Delaware corporation (3)

          (10) (b)  Guaranty  by  Euroweb   International   Corp.,   a  Delaware
               corporation, in favor of PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company (3)

          (10) (c)  Shares  Purchase   Agreement  between  Vitonas   Investments
               Limited, a Hungarian corporation, Certus Kft., a Hungarian corporation, Rumed 2000 Kft., a Hungarian corporation and Euroweb International Corp., a Delaware corporation, dated as of February 23, 2004. (4)


          (31) (a) Certification of the Chief Executive Officer of Euroweb International Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          (31) (b) Certification of the Chief Accounting Officer of Euroweb International Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


          (32) (a) Certification of the Chief Executive Officer of Euroweb International Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (32) (b) Certification of the Chief Accounting Officer of Euroweb International Corp., Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (99) (a) Code of Ethics and Business Conduct of Officers, Directors and Euroweb International Corp.

 ----------------------------------

(1)  Exhibits  are  incorporated  by  reference  to  Registrant's   Registration
Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
(2) Filed with Form 10-QSB for quarter ended June 30, 1998.
(3) Filed as an exhibit to Form 8-K on February 27, 2004. (4) Filed as an exhibit to Form 8-K on March 9, 2004.

B. Reports on Form 8-K

On February 27, 2004, the Company filed a Form 8-K Current Report reporting its acquisition of Pantel Rt.'s interest in Euroweb Hungary Rt.

On March 9, 2004, the Company filed a Form 8-K Current Report reporting the entering into of a Shares Purchase Agreement for the acquisition of Elender Business Communications Ltd.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $153,100 and $135,500, respectively.

 There were no audit related fees in 2003 and 2002.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal years ended December 31, 2003 and 2002 were $33,000 and $1,400. - The 2003 fees relate to assistance provide to Euroweb Romania in connection with the Tax
Authority Review on VAT. The 2002 fees relate to miscellaneous tax advise provided during the course of 2002.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 25th day of March 2003.


                                              EUROWEB INTERNATIONAL CORP.




                                              By  /s/Csaba Toro
                                                  -----------------------------
                                                    Csaba Toro
                                                  Chairman of the Board



     Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:



               SIGNATURE                                 TITLE                                  DATE

/s/Csaba Toro                                     Chairman of Board,                       March 25, 2004
------------------                                Chief Executive Officer (CEO)
Csaba Toro                                        Director,Treasurer


/s/ Daniel Kwantes                                                                         March 25, 2004
------------------
Daniel Kwantes                                         Director


/s/Hans Lipman                                         Director                            March 25, 2004
------------------
Hans Lipman


/s/ Stewart Reich                                      Director                            March 25, 2004
------------------
Stewart Reich

/s/Howard Cooper                                       Director                            March 25, 2004
------------------
Howard Cooper

                           EUROWEB INTERNATIONAL CORP.


        Consolidated Balance Sheet as of December 31, 2003 and 2002, and
           Consolidated Statements of Operations & Comprehensive Loss,
                  Stockholders' Equity, and Cash Flows for the
                     Years ended December 31, 2003 and 2002

                           EUROWEB INTERNATIONAL CORP.

                        Consolidated Financial Statements

                           December 31, 2003 and 2002




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

                          Independent Auditors' Report



The Board of Directors and Stockholders
Euroweb International Corp.


We have audited the accompanying consolidated balance sheet of Euroweb International Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euroweb International Corp. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1(k) to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles in 2002.



KPMG Hungaria Kft.
Budapest, Hungary
March 23, 2004

                           Euroweb International Corp.
                           Consolidated Balance Sheet
                           December 31, 2003 and 2002

                                                                                           2003                        2002
ASSETS
  Current assets:
    Cash and cash equivalents (note 3)                                                $ 1,941,669                  $ 2,098,983
    Investment in securities (note 4)                                                  11,449,669                   12,104,104
    Trade accounts receivable, less allowance for doubtful accounts of                    455,990                      348,488
    $729,530 (2002: $634,484)
    Related party receivables                                                           1,074,861                      855,194
    Current portion of note receivable (note 5)                                           173,911                      190,105
    Prepaid and other current assets                                                      863,200                      851,100
         Total current assets                                                          15,959,300                   16,447,974

  Note receivable, less current portion (note 5)                                                -                      173,871
  Investment in affiliate (note 6)                                                              -                            -
  Property and equipment (note 7)                                                       1,902,854                    1,269,923
  Assets under construction (note 7)                                                       47,853                      430,000
  Goodwill (note 8)                                                                       566,000                    1,546,538
  Intangibles- customer lists (note 8)                                                          -                      167,273
                                                                                      -----------                  -----------
       Total assets                                                                   $18,476,007                  $20,035,579
                                                                                      ===========                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade accounts payable                                                               $967,492                     $659,244
    Related party payables                                                                935,310                      345,110
    Acquisition indebtedness (note 10)                                                          -                      180,000
     Loan payable (note 11)                                                                     -                      129,945
    Other current liabilities                                                             302,160                      469,547
    Accrued expenses                                                                      466,502                      965,885
    Deferred IRU revenue (note 9)                                                          46,000                       30,667
    Deferred other revenues                                                               557,144                      145,392
                                                                                     ------------                   ----------
       Total current liabilities                                                        3,274,608                    2,925,790

    Non-current portion of deferred IRU revenue (note 9)                                  843,334                      889,333
    Non-current portion of lease obligations (note 9)                                      42,413                       67,100
                                                                                     ------------                   ----------
       Total liabilities                                                                4,160,355                    3,882,223

   Stockholders' equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                           -                            -
   Common stock, $.001 par value - Authorized 12,500,000 shares;
      issued and outstanding 4,665,332 shares                                              24,129                       24,129
   Additional paid-in capital                                                          48,227,764                   48,227,764
   Accumulated deficit
                                                                                      (32,795,327)                 (31,219,267)
   Accumulated other comprehensive (loss)/income                                          (25,502)                     236,142
   Treasury stock - 175,490 common shares, at cost
                                                                                       (1,115,412)                  (1,115,412)
                                                                                     ------------                   ----------
      Total stockholders' equity                                                       14,315,652                   16,153,356
                                                                                     ------------                   ----------
   Commitments and contingencies (note 14)

      Total liabilities and stockholders' equity                                      $18,476,007                  $20,035,579
                                                                                     ============                  ===========

          See accompanying notes to consolidated financial statements.

                           Euroweb International Corp.
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2003 and 2002

                                                                                               2003             2002

Revenues
Third party revenues                                                                        $ 9,127,510         $ 8,067,290
Related party revenues                                                                        5,633,864           4,873,341
                                                                                           -------------         -----------
              Total Revenues                                                                 14,761,374          12,940,631

Cost of revenues
 Third party cost of revenues                                                                 7,474,071           6,584,806
 Related party cost of revenues                                                               2,675,538           2,028,390
                                                                                           -------------         -----------
              Total Cost of revenues                                                         10,149,609           8,613,196
                                                                                           -------------         -----------
   Gross profit                                                                               4,611,765           4,327,435

Operating expenses
   Compensation and related costs                                                             1,888,417           1,884,891
   Severance to officers                                                                              -           2,020,832

   Consulting, professional and directors fees                                                1,289,295           1,078,908
   Other selling, general and administrative expenses                                         1,336,613           1,439,912
   Goodwill impairment (Note 8)                                                                 980,538           2,016,000
   Impairment of intangibles (Note 8)                                                           100,364             448,500
   Depreciation and amortization                                                                886,698           1,038,166
                                                                                           -------------         -----------
               Total operating expenses                                                       6,481,925           9,927,209
                                                                                           -------------         -----------
Loss from operations                                                                         (1,870,160)         (5,599,774)

   Net interest income                                                                          355,690             385,177
   Equity in net loss of affiliate (Note 6)                                                           -            (679,637)


Loss before income taxes                                                                     (1,514,470)         (5,894,234)
Provision for income taxes                                                                       61,590                   -
                                                                                           -------------         -----------
Net loss                                                                                     (1,576,060)         (5,894,234)

Other comprehensive (loss) income                                                              (261,644)            379,465
                                                                                           --------------       -------------
Comprehensive loss                                                                          $(1,837,704)        $(5,514,769)
                                                                                           ==============       =============

Net loss per share, basic                                                                         (0.34)              (1.26)

Weighted average number of shares outstanding                                                 4,665,332           4,665,332


           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 and 2002



                                                                                          Accumulated
                                                               Additional                    Other                         TOTAL
                                   Common Stock          Paid-in         Accumulated     Comprehensive   Treasury      Stockholders'
                                 Shares*       Amount      Capital            Deficit     Gains(Losses)    Stock           Equity
                                ----------    ---------   ------------    -------------   -----------   ------------- --------------
Balances, December 31, 2001      4,665,332      $24,129    $48,227,764    $(25,325,033)   $ (143,323)      (1,115,412)  $21,668,125
                                ==========    =========   ============    =============   ===========   ============= ==============
Foreign currency translation
 gain                                   -           -              -                 -       160,687                -       160,687


Unrealized gain on securities
available for sale                      -           -              -                 -       245,212                -       245,212
Reclassification of realized
gain included in net income             -           -              -                 -       (26,434)               -       (26,434)

Net loss for the period                 -           -              -        (5,894,234)             -               -    (5,894,234)
Treasury stock                          -           -              -                 -              -               -             -
                                ----------    ---------   ------------    -------------   -----------   ------------- --------------
Balances, December 31, 2002     4,665,332     $24,129    $48,227,764     $(31,219,267)       $236,142    $(1,115,412)   $16,153,356
                                ==========    =========   ============    =============   ===========   ============= ==============
Foreign currency translation
loss                                    -           -              -                 -       (45,237)               -       (45,237)

Unrealized loss on securities           -           -              -                 -      (216,407)               -      (216,407)
available for sale (Note 4)
Net loss for the period                 -           -              -        (1,576,060)            -                -    (1,576,060)
                                ----------    ---------   ------------    -------------   -----------   ------------- --------------
Balances, December 31, 2003     4,665,332     $24,129    $48,227,764     $(32,795,327)      $(25,502)     $(1,115,412)  $14,315,652
                                ==========    =========   ============    =============   ===========   ============= ==============

* restated to reflect 1 for 5 reverse stock split

           See accompanying notes to consolidated financial statements

                           Euroweb International Corp.
                      Consolidated Statements of Cash Flows
                      Year Ended December 31, 2003 and 2002

-------------------------------------------------------------------------------------- ------------------- -------------------
                                                                                                 2003                2002
Cash flows from operating activities
   Net loss                                                                                  $(1,576,060)        $(5,894,234)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                 886,698           1,038,166
   Goodwill impairment                                                                           980,538           2,016,000
   Intangibles impairment - customer lists                                                       100,364             448,500
   Amortization of discount on acquisition indebtedness (note 10)                                  5,232              15,380
   Equity in net loss of affiliate                                                                     -             679,637
   Provision on doubtful accounts                                                                  3,639             176,763
   Foreign currency loss                                                                          53,784              35,041
   Realized gain on sale of investment securities                                                 (7,113)            (47,970)
   Unrealized interest income on investment securities                                          (360,539)           (357,046)

Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                                          (620,357)           (579,009)
   Prepaid and other assets                                                                       (3,112)           (247,384)
   Accounts payable, other current liabilities and accrued expenses                              534,100             743,416
   Deferred revenue                                                                              310,486             788,265
                                                                                             -------------       ------------
           Net cash provided by (used in) operating activities                                   307,660          (1,184,475)
                                                                                             -------------       ------------

Cash flows from investing activities:
   Investment in securities                                                                            -         (13,506,666)
   Maturity of securities                                                                        798,567          16,654,820
   Payment of acquisition indebtedness                                                          (180,000)           (180,000)
   Collection on notes receivable                                                                190,065             194,296
   Repayment of loan receivable                                                                 (129,945)                  -
   Acquisition of property and equipment                                                        (757,863)           (966,545)
                                                                                             -------------       ------------
           Net cash (used in) provided by investing activities                                   (79,176)          2,195,905
                                                                                             -------------       ------------

Cash flows from financing activities:
   Principal payment under capital lease obligations                                            (329,726)           (400,987)
                                                                                             -------------       ------------
          Net cash used in financing activities                                                 (329,726)           (400,987)
                                                                                             -------------       ------------
Effect of foreign exchange rate changes on cash                                                  (56,072)            (23,763)
                                                                                             -------------       ------------

Net (decrease) increase in cash and cash equivalents                                            (157,314)            586,680
Cash and cash equivalents, beginning of year
                                                                                               2,098,983           1,512,303
                                                                                             -------------       ------------
Cash and cash equivalents, end of year                                                        $1,941,669          $2,098,983
                                                                                             =============       ============
Supplemental disclosure:
Interest paid                                                                                    $49,744             $77,247
Income taxes paid                                                                                $61,590                   -
New capital leases                                                                               $98,917            $155,713



          See accompanying notes to consolidated financial statements.

1.   Organization and Business

EuroWeb International Corp. (the "Company") is a Delaware corporation which was organized on November 9, 1992. The controlling owner of Euroweb International Corp. is KPN Telecom BV, a Netherlands corporation.

The Company operates in the Czech Republic, Romania and Slovakia, through its subsidiaries Euroweb Czech Republic spol. s.r.o. ("Euroweb Czech"), Euroweb Slovakia a.s. ("Euroweb Slovakia") and Euroweb Romania S.A. ("Euroweb Romania"). The Company operates in one industry segment, providing Internet access and additional value added services to business customers. The Company's consolidated statements of operations also include its equity in the net income or loss of Euroweb Hungary Rt., in which the Company has a 49% ownership interest. The other 51% of Euroweb Hungary Rt. is held by Pantel Telecommunication Rt., Hungary ("Pantel Rt."), of which KPN Telecom BV is also the controlling owner.

The revenues come from the following four sources:

     (1) Internet Service Provider (Internet access, Content and Web services, Other services)

     (2)  International/domestic leased line, Internet Protocol data services

     (3)  Voice over Internet Protocol services

     (4)  Facilities

For the services in points (2) and (3) above, the primary customer of the Company in 2003 and 2002 was Pantel Rt. (See Note 15).

2. Summary of Significant Accounting Policies

     (a) Principles of consolidation and basis of presentation

         The consolidated financial statements comprise the accounts of the Company and its controlled subsidiaries. All material inter-company balances and transactions have been eliminated upon consolidation.

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

         In 2002, the Company entered into an agreement to provide transmission capacity to a customer pursuant to an indefeasible rights-of-use agreement ("IRU") that management believe qualifies as an operating lease under Financial Accounting Standards Board Interpretation No. 13, "Accounting for Leases" ("FAS 13"), since the IRU agreement provides rights to use a specific subject asset for a defined period. Revenue attributable to the lease is recognized on a straight-line basis over the term of the 20-year lease agreement.

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

         As a result of continuing losses, the carrying value of the net investment in affiliate was written down to zero in 2002. Since the Company has no legal or commercial commitments to provide continuing financial support, no further losses were recognized. In February 2004, the Company purchased the remaining 51% of the shares of Euroweb Hungary Rt. Consideration consists of EUR 1,650,000 in cash, guarantees for amounts owed to Pantel Rt. by a subsidiary of Euroweb Hungary Rt., and a guarantee that Euroweb Hungary Rt. will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel Rt. in each of 2004-2006. (See Note 18: Subsequent Events).

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

     (k) Goodwill and Intangibles

         Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of net assets acquired. Amortization was computed over the estimated future period of benefit (generally five years) on a straight-line basis until December 31, 2001. On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their estimated useful lives, which are no longer limited to a maximum of 40 years. The adoption of SFAS 142 has eliminated the goodwill charge in 2002. During 2002 and 2003, the Company performed the required SFAS No. 142 impairment test, with respect to goodwill. The first step of this test requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. When the current fair value is less than the carrying value, the Company performs the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current value of the goodwill by performing an exercise similar to a purchase price allocation, and to record any excess as an impairment.

         Intangibles consist of customer lists which were acquired as a result of a purchase of assets and are being amortized over the estimated future period of benefit of five years. The assessment of recoverability and possible impairment are determined using estimates of undiscounted future cash flows in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), with a write-down recorded in the third quarter of 2002. The carrying value of customer lists is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the customer lists exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. In 2003, the remaining value of customer lists was written off.

     (l) Net loss per share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings(loss) per share include no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the years ended December 31, 2003 and 2002, which were not included in the computation of diluted net loss per share because they were antidilutive.

     (m) Comprehensive income

         Comprehensive income includes all changes in equity except those resulting from investments by, and distributions to, owners. All items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has chosen to present a Combined Statement of Operations and Comprehensive Loss.

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

         Under the accounting provisions of SFAS No. 123, the Company's 2003 net loss and net loss per share would have been reduced to the pro forma amounts indicated below:


                                                  2003                   2002
      Net loss:
       Net loss as reported                   $(1,576,060)          $(5,894,234)
       Compensation expense                       (22,826)                    -
       Pro forma net loss                      (1,598,886)           (5,894,234)

      Basic and diluted loss per share:
        As reported                          $      (0.34)         $      (1.26)
        Pro forma                                   (0.34)                (1.26)



         (q) Recent accounting pronouncements

                  At the January 23, 2003 meeting, the Emerging Issues Task Force (EITF) reached consensuses on EITF 02-18 Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition. Issues 1 and 2 of EITF 02-18 which considered whether, (i) an investor should recognize any previously suspended losses when accounting for a subsequent investment in an investee that does not result in the ownership interest increasing from one of significant influence to one of control, and (ii), if the additional investment represents the funding of prior losses, whether all previously suspended losses should be recognized or whether only the previously suspended losses equal to the portion of the investment determined to be funding prior losses should be recognized. The EITF concluded that if the additional investment, represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses. At its February 5, 2003 meeting, the FASB ratified the consensuses reached by the Task Force in this

         Issue. As discussed in notes 1 (i) and 6, the Company had previously discontinued recording losses on its equity method investment in Euroweb Hungary Rt. and purchased the remaining 51% owned by Pantel Rt. in February 2004.

                  On April 30, 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to address (1) decisions reached by the Derivatives Implementation Group, (2) developments in other Board projects that address financial instruments, and (3) implementation issues related to the definition of a derivative. The Company does not believe that FAS 149 will have any impact on its financial statements.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for contracts entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. The Company has adopted SFAS 150 and has concluded that there is no current impact on its consolidated financial statements.

                  In December 2003, the Securities and Exchanges Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition". SAB 104 revises or rescinds certain SAB guidance in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations relating to revenue recognition. This bulletin is effective immediately. The Company believes that it's current revenue recognition policies comply with SAB 104.

3.   Cash Concentration

At December 31, 2002, cash and cash equivalents included $312,343 on deposit with a U.S. money market fund. All cash and cash equivalents are held in current accounts as of December 31, 2003.

4.   Investment in Securities


The Company holds investments in United States Treasury Notes with a face value of $11,464,000, (2002: $12,269,000) which mature on February 15, 2004.

On April 24, 2003, the Company sold United States Treasury Notes with a face value of $505,000 for $499,632. On November 14, 2003 the Company sold additional Notes with a face value of $300,000 for $298,935.

During 2003, the Company recorded net unrealized losses of $216,407 and the accretion of interest and discount on the Notes of $360,539. In 2002, the Company recorded a net unrealized gain of $245,212 and accreted interest of $357,046.

5.  Notes Receivable

In December 1998, the Company sold its entire shareholding in a wholly-owned Hungarian subsidiary, Teleconstruct Epitesi, for $1,500,000. The sale was satisfied by a payment of $500,000 in January 1999 and the issuance of a promissory note for $1,000,000 payable in sixty equal monthly installments, including interest at approximately 7.3% per annum. The note is collateralized by a building. The receivable is due to be fully repaid by the end of 2004.

6.  Investment in affiliate

The Company's consolidated statement of operations for the years ended December 31, 2003 and 2002 include the Company's equity interest in the net income of Euroweb Hungary Rt. for each period. Summarized financial information about Euroweb Hungary Rt.is as follows:

                                          2003                        2002
                                          ----                        ----

       Revenues                      $ 8,519,346                  $ 6,536,790

       Gross profit                    4,045,091                    3,432,494


       Net loss                         $(35,114)                $ (1,652,994)


The carrying value of the net investment in affiliate was $ 495,187 at the beginning of 2002. However, as the Company's 49% share of the 2002 net loss ($809,967) was greater than the carrying value, the investment was written down to zero, and since the Company had no legal or commercial commitments to provide continuing financial support, no further losses are recognized.

The following information is a summary of selected items from Euroweb Hungary Rt.'s consolidated balance sheet as at December 31, 2003 and 2002:



                                       2003                             2002
                                       ----                             ----

     Current Assets                 $ 2,762,648                    $ 2,254,179
     Total Assets                     3,644,882                      3,526,497

     Current Liabilities              2,240,765                      2,189,301
     Total Liabilities                3,963,219                      3,785,579

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

In February 2004, the Company purchased the remaining 51% of Euroweb Hungary Rt. (Note 18: Subsequent Events).


7. Property and equipment -

     Property and equipment as at December 31, 2003 and 2002 were as follows:

                                 2003            2002          Useful Life
                                 ----            ----          -----------

Software                       $ 70,742       $ 60,424            3 years
Internet equipment            2,569,490      2,577,924            3 years
Fibre optic cables-Romania*   1,136,600              -           20 years
Vehicles                        549,798        474,791          4-5 years
Other                           510,865        248,930          3-5 years
                                -------     ----------
 Total                        4,837,495      3,362,069
 Less accumulated
 depreciation                (2,934,641)    (2,092,146)
                             ----------    -----------
                            $ 1,902,854    $ 1,269,923
                            ===========    ===========

Depreciation charged during 2003 and 2002 was $ 819,789 and $ 848,939 respectively.

*In October 2002, the Company started construction of a line consisting of 24 pairs of optical fibres between the Hungarian - Romanian border and Timisoara. As at December 31, 2002, $430,000 of costs (separately disclosed as `Assets under construction' on the balance sheet) were incurred. The project was completed in 2003.

8. Goodwill and Other intangible assets

     Goodwill and other intangible assets as at December 31, 2003 and 2002 consist of the following:

                                                   2003                2002
                                                   ----                ----

Customer lists                                  $1,150,000       $ 1,150,000
Goodwill                                         8,863,455         8,863,455
                                                 ---------          ---------

  Total                                         10,013,455        10,013,455
  Less impairment writedown-Customer lists        (548,864)         (448,500)
  Less impairment writedown-Goodwill            (4,504,297)       (3,523,759)
  Less accumulated amortization-Customer lists    (601,136)         (534,227)
  Less accumulated amortization-Goodwill        (3,793,158)       (3,793,158)
                                               -----------       -----------
                                                  $566,000       $ 1,713,811
                                               ===========       ===========

Amortization charged during 2003 and 2002 was $66,909 and $189,227 respectively. The customer lists were obtained during the course of the purchase of assets from a Romanian company.

At the end of 2003 the Company performed an annual impairment test relating to the goodwill recorded in its books. Euroweb Romania, Euroweb Czech, and Euroweb Slovakia were identified as `Reporting Units' under SFAS 142. The Company compared the fair value of the reporting units (determined using discounted cash flow projections) to their carrying amounts, noting that the carrying amounts in each case were higher than their fair values. The Company then compared the implied fair value of each reporting unit's goodwill with their carrying amounts and recorded an impairment charge of $980,538 (2002: $2,016,000). The impairment relating to Euroweb Slovakia was $563,000 (2002: $442,000), Euroweb Czech was $92,581 (2002: $746,000) and Euroweb Romania was $324,957 (2002: $828,000). The
remaining goodwill as of December 31, 2003 for Euroweb Romania is $566,000 (2002: $ 890,957). The Goodwill relating to Euroweb Czech and Euroweb Slovakia have been fully impaired.

In 2002, an analysis of Euroweb Romania's customers and revenues generated by the purchased customer list indicated that most of the customers on this customer list were lost during the year. Therefore, the Company recorded an impairment of $448,500, with the balance of $184,000 being amortized over the remaining estimated period of benefit of 33 months. At the end of 2003, the company again assessed the recoverability of the outstanding amount and wrote down the remaining value ($100,364) to zero.

9. Leases

Capital leases
The Company is committed under various capital leases, which expire over the next four years. The amount of assets held under capital leases included in property and equipment is as follows:

                                                  2003            2002
                                                  ----            ----

  Internet equipment                          $ 706,227         $ 706,227

  Vehicles                                      327,167           203,796
                                                -------           -------

    Total                                     1,033,394           910,023
    Less accumulated depreciation              (826,077)         (499,594)
                                              ---------          ---------
                                               $207,317           410,429
                                              ==========         =========

The following is a schedule of future minimum capital lease payments (with initial or remaining lease terms in excess of one year) as of December 31, 2003:


              2004                                                  $ 109,293
              2005                                                     36,801
              2006                                                      8,391
                                                                        -----
       Total minimum lease payments                                   154,486
       Less interest costs                                             (8,517)
                                                                       ------
       Present value of future mimimum lease payments                 145,969
       Less:   current installments                                  (103,556)
                                                                    ---------
                  Non-current portion of lease obligations            $42,413
                                                                      =======

The current portion of lease obligations are included in `Other current liabilities' on the Balance Sheet.

Operating leases
The Company's subsidiaries in Slovakia and the Czech Republic each (as Lessee) have five year non-cancelable lease agreements for office premises. The Slovakian contract is denominated in local currency, while the Czech contract is denominated in Euro's. Remaining minimal rental payments total approximately $769,980; $168,264 in each of the years 2004-2006, and $96,924 in 2007.

The Company (as Lessor) has also entered into an Indefeasible Right of Use agreement to provide transmission capacity (See note 2(d)), which is accounted for as an operating lease. The entire amount of the consideration of $920,000 was prepaid by the customer in 2002, and the Company recognizes this revenue on a straight line basis over the term of the agreement (monthly $3,833.33).

10.  Acquisition Indebtedness

In connection with the acquisition of Euroweb Romania S.A., the company assumed indebtedness of $ 540,000 from a selling shareholder. The indebtedness is payable in three yearly installments of $180,000, commencing June 1, 2001. The last payment was made in June 2003.

11.  Loan payable

At the date of acquisition in April 2000, Isternet SR, s.r.o. had a loan from one of its former shareholders amounting to SKK 4,600,000.The loan bore interest at a rate of BRIBOR ("Bratislava Inter-Bank Overnight Rate")+ 5%. The loan, including the 2002 interest, was settled in January 2003.

12.   Income taxes


The components of tax expense for the years ended 2003 and 2002 are as follows:


                                 2003                   2002
                                 ----                   ----

Current
   Federal                           --                    -
   State and Local                   --                    -
   Foreign                      $61,590                    -
Deferred
   Federal                            -                    -

   State and Local                   --                    -

   Foreign                      $61,590                    -
                                -------                -------
Total income tax expense        $61,590                    -
                                -------                -------


The difference between the total expected tax expense (benefit) and tax expense for the years ended December 31, 2003 and 2002 is accounted for as follows:

                                                    2003                                     2002
                                                    -----                                    ----
                                          Amount              %                      Amount        %
                                        ---------          ------                    --------        ------
   Computed expected tax
     Benefit                            $(514,920)        (34.00)                 $(1,715,040)       (34.00)

   State Taxes Net of Federal Benefit                                                (299,627)        (5.94)

   Amount Attributable to Foreign
     Operations                           147,257           9.72                    1,220,982         24.21

   Other                                  333,383          22.01                         (400)        (0.01)

   Change in Valuation Allowance           95,870           6.33                      794,085         15.74
                                        ---------          -----                     --------         -----
   Total Expense (Benefit)                $61,590           4.07%                       $   -          0.00%
                                        =========           =====                    ========          =====


The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2003 and 2002 are as follows:
                                           2003                            2002
                                        ----------                   ----------
  Deferred Tax Assets:
    Net Operating Loss Carryovers       $3,797,840                   $3,560,191
    Capital Loss Carryovers                 63,801                    1,278,955
                                        ----------                   ----------
  Gross Tax Assets                       3,861,641                    4,839,146
  Valuation Allowance                   (3,861,641)                  (4,839,146)
                                        ----------                   ----------
  Net Deferred Tax Asset                   $    -                        $    -
                                        ==========                   ==========

For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 2003 of approximately $9,591,000 available to offset future taxable income. Such carryforwards expire in various years from 2008 through 2023. The Company has unused capital loss carryovers at December 31, 2003 of approximately $187,650. Capital loss carryforwards expire in 2004.

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


13.  Related party transactions

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

Due to the increase in revenues from International/domestic leased line and VOIP services provided in conjunction with Pantel, some of the representatives of the Company have moved to the premises of Pantel in order to improve the effectiveness of the co-operation on international projects and daily operational issues. Csaba Toro, Chief Executive Officer of Euroweb International Corp., was also the Chief Executive Officer of Pantel until February 2003.

Transactions:  Both Euroweb Slovakia and Euroweb Romania have engaged in
------------   transactions with Pantel:

(a)  Pantel provides the following services to the subsidiaries of the Company:

     -    Internet bandwidth

     -    International leased lines outside of Romania and Slovakia

     The total amount of these services purchased from Pantel was $2,675,538 during 2003 (2002: $2,028,390).

(b) Euroweb International and its subsidiaries provided the following services to Pantel:

     -    International leased lines and local loops in Slovakia and Romania

     -    International IP and VOIP services

     - Certain consultants are hired by the Company, but also work on projects for Pantel. In these cases, Pantel is recharged a portion of the consulting fees

The total value of these services sold was approximately $5,633,864 in 2003 (2002: $4,873,371).

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

Effective dependency on Pantel - taking into account direct and Pantel-related sales - represents approximately 60% of total consolidated revenues of the Company and approximately 88% of total sales of Euroweb Romania. There is no such dependency in the case of Euroweb Czech or Euroweb Slovakia.

Pricing: Agreements are made at market prices or a split of the margin based on the financial investment into the specific services by each of the parties. The Company considers alternative suppliers for individual projects, when appropriate.

The Company's Chief Executive, Csaba Toro, uses offices provided by Euroweb Rt. No rent was charged in 2003.

There were no other significant related party transactions in 2003.

14.  Commitments and Contingencies

(a) Employment Agreements

An employment agreement with the Chief Executive Officer which provided for aggregate annual compensation of $96,000 through December 31, 2005 was amended in 2004. The amended agreement provides for an annual salary of $150,000 and a bonus of up to $100,000 (guaranteed minimum of $50,000) in 2004, and an annual salary of $200,000 and a bonus of up to $150,000 in 2005.

(b) Lease agreements

The Company's subsidiaries have entered into various capital leases for vehicles and internet equipment, as well as non-cancelable agreements for office premises. Refer to Note 9 (Leases). In the fourth quarter of 2003, the Company entered into capital leases for vehicles in Romania, which were delivered in the first quarter of 2004. Total future minimum lease payments under this agreement ($96,837) is not reflected in the financial statements as the vehicles were delivered subsequent to year-end.

(c) 20 years' usage rights

In 2002, Euroweb Romania provided an Indefeasible Right of Use for transmission capacity on 12 pairs of fiber (see Note 9) over a period of 20 years, commencing in 2003. For the duration of the agreement, Euroweb Romania is obliged to use all reasonable endeavours to ensure the Cable System is maintained in efficient working order and in accordance with industry standards.

(d) Legal Proceedings

The Company is a member of ICANN (Internet Corporation for Assigned Names and Numbers), which is the association of domain registrations worldwide. The Company, as a representative of ICANN in Slovakia, started to provide registration and administration of second level domains for organizations located in the Slovak Republic in January 2003 (total revenues in 2003 approximately $250,000). Due to the fact that the Company is the only provider of such services in Slovakia, the Association of Internet Providers in Slovakia ("API") and the Association of Webhosting Providers claim that the Company has a monopoly and is abusing this dominant position and started legal proceedings against the Company with the Slovak Antimonopoly Office. The Antimonopoly office agreed that certain parts of the "General terms of domain registrations" can be considered as abusing the dominant position and requested the Company to change certain items in the registration system, and imposed two minor penalties. The Association of Webhosting Providers filed an appeal against the decision, which is still pending.

Based on advise from local legal counsel, management believe that the two minor penalties the Antimonopoly Office imposed to date were symbolic as they related only to minor breaches of the Act on the Protection of Competition, even though penalties could potentially reach up to 10% of the Company's annual turnover. Based on this, further penalties are not expected to be significant. Management believes that the registration system is compliant with both local and ICANN requirements and the Company has already corrected the minor discrepancies highlighted by the Antimonopoly Office.

There are no other known significant legal procedures that have been filed and are outstanding against the Company.

15.  Stock Option Plan and Employee Options

The outstanding options have been adjusted to reflect the reverse stock split of one for five that became effective on August 30, 2001, and prior period amounts have been restated.

a) Stock Option Plan

Under the Company's Stock Option Plan (the "Plan") which expired in 2003, an aggregate of 134,000 shares of common stock were authorized for issuance. The Plan provides that incentive and nonqualified options may be granted to officers, directors and consultants of the Company for the purpose of providing an incentive to those persons. The Plan may be administered by either the Board of Directors or a committee of three directors appointed by the Board (the "Committee"). The Board or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

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

As of December 31, 2003, the total number of shares for which options have been issued and are exercisable pursuant to the Plan is 46,000 (2002: 61,500). No options were granted under the plan in 2003 and 2002.

(b) Other Options

The Company has issued exercisable options pursuant to employment agreements. As of December 31, 2003 fully vested options are outstanding and exercisable for 63,000 shares pursuant to the employment agreement with Mr. Csaba Toro, CEO. The options were granted on April 2, 1999 and expire on April 2, 2005. The options are exercisable at $ 10.00 per share.

On October 13 2003, the Company granted two Directors 100,000 options each, at an exercise price (equal to the fair value on that day) of $4.21 per share, with 25,000 options being exercisable on April 13 of 2004-2007. However, the options expire ninety days after the date the Director no longer serves on the Board.

(c) Accounting for stock-based options

Stock options and employment agreement options are all considered options which come under the guidelines of stock-based compensation. For options granted to employees at exercise prices equal to the fair market value of the underlying common stock at the date of grant, no compensation cost is recognized. In 2003, grants were made to two Directors where the exercise price was equal to the fair market price at the date of grant and therefore no expense was recognized as the Company has elected to continue to apply the intrinsic value-based method of accounting described in APB 25 (See Note 2 (p)).

SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. No grants were made in 2002 and consequently in 2002 the reported loss is the same as the pro forma loss, as all previous grants vested prior to 2002.

The amount that should be recorded as total compensation expense under SFAS No. 123 is $632,766 (calculated at grant date using Black-Scholes valuation model with volatility of 88%) for the options granted to the directors on October 13, 2003. Under the accounting provisions of SFAS No. 123, this compensation expense can be recorded over the life of the options and the Company's 2003 net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                          2003                         2002
                                          ----                         ----
     Net loss:
         Net loss as reported           $(1,576,060)               $(5,894,234)
         Compensation expense               (22,826)                         -
         Pro forma net loss              (1,598,886)                (5,894,234)

     Basic and diluted loss per share:
         As reported                   $      (0.34)              $      (1.26)
         Pro forma                            (0.34)                     (1.26)


The following table summarizes the total number of shares for which options have been issued (Stock Option Plan, Employment Agreements and grants to Directors) and are exercisable:

                                  2003                                    2002
                             -------------------            -------------------
                                          Weighted                     Weighted
                                          average                       average
                                          exercise                     exercise
                             Options        Price      Options           Price

  Outstanding, January 1,   124,500        $9.00         319,500          $8.99
  Granted*                  200,000         4.21               -              -
  Cancelled                       -            -        (185,000)          8.93
  Expired                   (15,500)        7.65         (10,000)         10.00
                           --------                     --------
  Outstanding and
exercisable, December 31,   309,000         5.95         124,500           9.00
                            =======                      =======
*50,000 exercisable on each April 14 of 2004, 2005, 2006, and 2007.
No options were exercised in 2003 and 2002.

16.  Stock Warrants

As at December 31, 2003 and 2002, the total number of shares for which warrants have been issued and are exercisable (at $ 11 per share) is 10,000. The warrants expire on May 2, 2004.

Warrants are generally granted in connection with private placement transactions. In 2003, no warrants expired, nor were any granted or exercised. In 2002, 1,076,731 warrants (each equivalent to one-fifth of a share of common stock) expired, while none were granted or exercised.


17. Segment information


The following table summarizes financial information by geographic area for the year ended December 31, 2003 after intercompany eliminations and allocation of certain salaries and revenues/direct cost to the respective countries for better analysis:

   2003                                Slovakia        Czech        Romania       Corporate                Total

3rd party revenues                    3,424,633      1,163,662      4,539,215               -               $9,127,510
Pantel related revenues                       -              -      5,633,864               -                5,633,864
Total revenues                        3,424,633      1,163,662     10,173,079               -               14,761,374

Gross profit                          1,999,728        491,985      2,120,052               -                4,611,765

EBITDA*                                 443,369       (220,740)       574,931        (700,120)                  97,440

Depreciation                            328,182         91,663        466,853               -                  886,698
Intangible impairment                         -              -        100,364               -                  100,364
Goodwill impairment                     563,000         92,581        324,957               -                  980,538

Interest income                          18,990            463          3,934         390,349                  413,736
Interest expense                         28,269            213         24,333           5,231                   58,046
Net interest (expense) income            (9,279)           250        (20,399)        385,118                  355,690

Income tax                                 -                -          61,590               -                   61,590

Net profit/(loss)                      (457,392)      (404,734)      (398,932)       (315,002)              (1,576,060)

Segment fixed assets, net               326,788         48,068      1,575,851               -                1,950,707
Fixed asset additions                    94,954          8,978        752,848               -                  856,780
Goodwill                                      -             -         566,000               -                  566,000


*defined as net income/loss before interest, income taxes, depreciation and amortization, impairment of goodwill and intangibles

Goodwill and related impairment amounts are recorded in the books of the Corporate entity and allocated to segments.

The Company does not consider the revenue generated by the fibre optic cables in Romania through an IRU agreement as a separate operating segment.


18.  Subsequent events

On February 12, 2004, Euroweb International Corp. entered into a Share Purchase Agreement with a related party, PanTel Tavkozlesi es Kommunikacios Rt., Hungary ("Pantel"), to acquire Pantel's 51% interest in Euroweb Hungary Rt. (currently 49% owned by the Company). Consideration consists of EUR 1,650,000 in cash and a guarantee that Euroweb Hungary Rt. will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel in each of 2004-2006, with a penalty of 25% of the amount by which purchases are less than the HUF 600 million in any year. The Company has also provided a guarantee for a loan obtained from Pantel by a subsidiary of Euroweb Hungary Rt. (HUF 245 million plus interest) as well as a guarantee relating to a trade payable by Euroweb Hungary Rt. to Pantel of HUF 93 million plus VAT. The transaction was closed on February 29, 2004.

On February 23, the Company signed a Share Purchase Agreement in connection with its acquisition of all of the outstanding shares of Elender Business Communications Ltd., a leading ISP in Hungary. The purchase price consisted of USD 6,500,000 in cash and 677,201 of the Company's common shares. The closing of this acquisition is subject to the approval of the Hungarian Competition Office, which is still pending.

During 2003, the Romanian Tax Authorities conducted an audit relating to the Company's accounting for VAT with respect to foreign invoices. Due to this investigation, the Tax Authorities did not process VAT reclaims of $766,589 which were recorded in `prepaids and other current assets' as at December 31, 2003. The Tax Authorities have finalized their report and assessed penalties of $ 168,154, which is recorded in other selling, general and administrative expenses. In February 2004, the VAT receivable, net of the $168,154 penalty was refunded by the Tax Authority.