Form 10QSB
period 2004-03-31
EUROWEB INTERNATIONAL CORP
filed 2004-05-20
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____________________ to ________________
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

       +36-1-8897000                                        +36-1-8897100
     Issuer's telephone number                        Issuer's facsimile number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value                              4,665,332
          (Class)                              (Outstanding at March 31, 2004)

Transitional Small Business Disclosures Format (Check one): Yes ___  No X

                           EUROWEB INTERNATIONAL CORP.

                                      INDEX

PART I. Financial Information

Item 1. Financial Statements
   Restated consolidated balance sheets as of March 31, 2004 (unaudited)
      and December 31, 2003 (audited)                                                                            2

   Restated consolidated statements of operations and comprehensive loss
      (unaudited) for the three months ended March 31, 2004 and 2003                                             3

   Restated consolidated statements of stockholders' equity for the three months ended
       March 31, 2004 (unaudited) and twelve months ended December 31, 2003                                      4

   Restated consolidated statements of cash flows (unaudited) for the three months
       ended March 31, 2004 and 2003                                                                             5

   Notes to interim (unaudited) Restated Consolidated Financial Statements                                       6

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                          13

Item 3. Controls and Procedures                                                                                 19

PART II.      Other Information                                                                                 22

Signature                                                                                                       23

                           EUROWEB INTERNATIONAL CORP.
                      RESTATED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 March 31, 2004         December 31, 2003
                                                               ------------------      ------------------
                                                                  (Unaudited)          (audited, restated
ASSETS                                                                                      see Note 9)
  Current Assets
    Cash and cash equivalents                                  $      12,050,485       $       3,043,703
    Investment in securities                                                   -              11,449,669
    Trade accounts receivable, net                                     1,235,842               1,305,268
    Related party receivables                                            748,285               1,145,069
    Current portion of note receivable                                   124,143                 173,911
    Prepaid and other current assets                                   1,584,887               1,604,424
                                                               ------------------      ------------------
         Total current assets                                         15,743,642              18,722,044

  Property and equipment, net                                          2,727,193               2,782,239
  Assets under construction                                               78,355                  47,853
  Goodwill                                                               566,000                 566,000
                                                               ------------------      ------------------
       Total assets                                            $      19,115,190       $      22,118,136
                                                               ==================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                     $       1,638,049       $       1,323,747
    Related party payables                                               913,211               1,962,152
    Related party loan payable - short term portion                      240,608                 235,679
    Other current liabilities                                            998,387                 903,275
    Accrued expenses                                                     431,247                 619,821
    Deferred IRU revenue                                                  46,000                  46,000
    Deferred other revenue                                               951,472               1,007,464
                                                               ------------------      ------------------
       Total current liabilities                                       5,218,974               6,098,138

   Non-current portion of deferred IRU revenue                           831,834                 843,334
   Non-current portion of related party loan payable                     962,435                 942,715
   Non-current portion of lease obligations                              219,239                 228,686
                                                               ------------------      ------------------
       Total liabilities                                               7,232,482               8,112,873

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                          -                       -
   Common stock, $.001 par value - Authorized 60,000,000 shares;
   Issued and outstanding 4,665,332 shares                                24,129                  24,129
   Additional paid-in capital                                         48,227,764              48,227,764
   Accumulated deficit                                               (35,206,856)            (33,105,716)
   Accumulated other comprehensive losses:                               (46,917)                (25,502)
   Treasury stock -  175,490 common shares, at cost                   (1,115,412)             (1,115,412)
                                                               ------------------      ------------------
      Total stockholders' equity                                      11,882,708              14,005,263

   Commitments and contingencies

      Total liabilities and stockholders' equity               $      19,115,190       $      22,118,136
                                                               ==================      ==================

          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
      RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                                  Three months ended
                                                                                        March 31,
                                                                                  2004          2003
                                                                              ------------  ------------
                                                                                               Restated
                                                                                              (See Note 9)
Revenues
Third party revenues                                                          $ 4,922,587   $ 4,502,341
Related party revenues                                                          1,490,767     1,218,653
                                                                              ------------  ------------
              Total Revenues                                                    6,413,354     5,720,994

Cost of revenues
 Third party cost of revenues                                                   2,803,707     2,426,282
 Related party cost of revenues                                                 1,251,354     1,206,289
                                                                              ------------  ------------
              Total Cost of revenues                                            4,055,061     3,632,571
                                                                              ------------  ------------
   Gross profit                                                                 2,358,293     2,088,423

Operating expenses
   Compensation and related costs                                                 876,237       863,687
   Consulting and professional fees                                               411,179       355,959
   Other selling, general and administrative expenses                             716,194       701,499
   Depreciation and amortization                                                  290,081       429,110
                                                                              ------------  ------------
       Total operating expenses                                                 2,293,691     2,350,255

Gain (Loss) from operations                                                        64,602      (261,832)

   Net interest income                                                              7,841        67,052

Gain (Loss) from operations before income taxes                                    72,443      (194,780)

Provision for income taxes                                                         31,583             -
                                                                              ------------  ------------
Net profit (loss)                                                                  40,860      (194,780)

Other comprehensive loss                                                           21,415        51,601
                                                                              ------------  ------------
Comprehensive gain (loss)                                                     $    19,445   $  (246,381)
                                                                              ============  ============
Net gain/(loss) per share, basic and diluted                                          .01          (.04)

Weighted average number of shares outstanding, basic and diluted                4,665,332     4,665,332

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
            RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                         Accumulated
                                                            Additional                     Other                           Total
                                        Common Stock        Paid-in      Accumulated   Comprehensive     Treasury      Stockholders'
                                     Shares      Amount     Capital        Deficit      Gains(Losses)     Stock           Equity
                                   -----------  --------   ------------  -------------  ------------   ------------    -------------
Balances, December 31, 2002         4,665,332   $24,129    $48,227,764   $(31,314,687)  $   236,142    $(1,115,412)    $ 16,057,936
                                   ===========  ========   ============  =============  ============   ============    =============
Foreign currency translation loss           -         -              -              -       (45,237)             -          (45,237)
Unrealized loss on securities               -         -              -              -      (216,407)             -         (216,407)
available for sale
Net loss for the period                                                    (1,791,029)            -                      (1,791,029)
                                   -----------  --------   ------------  -------------  ------------   ------------    -------------
Balances, December 31, 2003         4,665,332   $24,129    $48,227,764   $(33,105,716)  $   (25,502)   $(1,115,412)    $ 14,005,263
                                   ===========  ========   ============  =============  ============   ============    =============
Foreign currency translation loss           -         -              -              -         7,390              -            7,390
Adjustment for previously                   -         -              -              -       (28,805)             -          (28,805)
unrealized gain on securities,
currently included in net income
Deemed distribution (Note 9)                -         -              -     (2,142,000)            -              -       (2,142,000)
Net profit for the period                                                      40,860                                        40,860
                                   -----------  --------   ------------  -------------  ------------   ------------    -------------
Balances, March 31, 2004            4,665,332   $24,129    $48,227,764   $(35,206,856)  $   (46,917)   $(1,115,412)    $ 11,882,708
                                   ===========  ========   ============  =============  ============   ============    =============

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                        2004                2003
                                                                                    -------------       -------------
                                                                                                           Restated
                                                                                                         (see Note 9)
Cash flows from operating activities:
   Net profit (loss)                                                                $     40,860            (194,780)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                         290,081             429,110
   Amortization of discount on acquisition indebtedness                                        -               5,232
   Foreign currency gain/loss                                                              7,862              (3,936)
   Realized gain on sale of securities                                                   (28,805)                  -
   Unrealized interest income on securities                                                    -             (90,159)
Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                                   466,210            (810,325)
   Prepaid and other assets                                                               19,537            (464,972)
   Accounts payable, other current liabilities and accrued expenses                     (828,101)            978,111
   Deferred revenue                                                                      (67,492)            209,214
                                                                                    -------------       -------------
           Net cash used in operating activities                                         (99,848)             57,495
                                                                                    -------------       -------------

Cash flows from investing activities:
   Maturity of securities                                                             11,464,000                   -
   Repayments of notes receivable                                                         49,768              39,237
   Acquisition of 51% of Euroweb Rt.                                                  (2,142,000)                  -
   Acquisition of property and equipment, intangibles                                   (265,537)           (952,515)
                                                                                    -------------       -------------
           Net cash provided by (used in) investing activities                         9,106,231            (913,278)
                                                                                    -------------       -------------

Cash flows from financing activities:
   Receipt (repayment) of loans                                                           24,649            (168,860)
   Principal payments under capital lease obligations                                     (9,447)            (51,088)
                                                                                    -------------       -------------
          Net cash used in financing activities                                           15,202            (219,948)
                                                                                    -------------       -------------
Effect of foreign exchange rate changes on cash                                          (14,803)             (4,937)
                                                                                    -------------       -------------
Net increase (decrease) in cash and cash equivalents                                   9,006,782          (1,080,668)
Cash and cash equivalents, beginning of period                                         3,043,703           2,666,525
                                                                                    -------------       -------------
Cash and cash equivalents, end of period                                            $ 12,050,485        $  1,585,857
                                                                                    =============       =============

          See accompanying notes to consolidated financial statements.

                           Euroweb International Corp.
      Notes to Interim Unaudited Restated Consolidated Financial Statements

1.   Organization and Business

EuroWeb International Corp. (the "Company") is a Delaware corporation which was organized on November 9, 1992. The controlling owner of Euroweb International Corp. as at March 31, 2004 was KPN Telecom B.V., a Netherlands corporation, who remains the largest shareholder.

The Company owns and operates Internet service providers in the Czech Republic, Hungary, Slovakia and Romania. The Company operates in one business segment.

The Hungarian operations (conducted through Euroweb Hungary Rt.) were accounted for under the equity method in prior years as the Company owned a 49% interest, however, in February 2004, the remaining 51% of Euroweb Hungary Rt. was purchased from Pantel Rt. and is fully consolidated in the current period financial statements. The consideration paid by the Company for the 51% interest consisted of EUR 1,650,000 (USD 2,105,000) in cash, guarantees for amounts owed to Pantel Rt. by a subsidiary of Euroweb Hungary Rt., and a guarantee that Euroweb Hungary Rt. will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel Rt. in each of 2004-2006.

As the acquisition was made from an entity under common control (both Pantel Rt. and the Company were majority owned by KPN Telecom B.V. at the time of acquisition in February 2004), the transaction was accounted in a manner similar to a pooling-of-interest in accordance with generally accepted accounting principles in the United States of America, with all prior periods being restated as if the entities were combined for all periods presented (see note 2
(a) below).

2.   Summary of Significant Accounting Policies

     (a)  Principles of consolidation and basis of presentation

          The consolidated financial statements comprise the accounts of the Company and its controlled subsidiaries. All material inter-company balances and transactions have been eliminated upon consolidation. The purchase of the remaining 51% of Euroweb Hungary Rt. has been accounted in a manner similar to a pooling-of-interest with prior periods being restated (See Note 9).

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

                           Euroweb International Corp.
      Notes to Interim Unaudited Restated Consolidated Financial Statements

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

          In 2002, the Company entered into an agreement to provide transmission capacity to a customer pursuant to an indefeasible rights-of-use agreement ("IRU") that management believes qualifies as an operating lease under Financial Accounting Standards Board Interpretation No. 13, "Accounting for Leases" ("FAS 13"), since the IRU agreement provides rights to use a specific subject asset for a defined period. Revenue attributable to the lease is recognized on a straight-line basis over the term of the 20-year lease agreement.

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

                           Euroweb International Corp.
      Notes to Interim Unaudited Restated Consolidated Financial Statements

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

          The Company conducts business and maintains its accounts for Euroweb Romania in the Romanian Lei ("ROL"). The U.S. dollar is used as the functional currency in Romania. The Company's financial statements presented in ROL are remeasured into U.S. dollars using the following policies:

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

     (g)  Property and equipment

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

                           Euroweb International Corp.
      Notes to Interim Unaudited Restated Consolidated Financial Statements

     (h)  Goodwill and Intangibles

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

     (i)  Stock-Based compensation

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

          Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                                   March 31,
                                                              2004       2003
                                                          ----------  ----------
              Net loss:
                  Net profit (loss) as reported           $  40,860   $(194,780)
                  Additional FAS 123 compensation expense   (26,293)          -
                  Pro forma net profit (loss)                14,567    (194,780)

              Basic and diluted income (loss) per share:
                  As reported                             $    0.01   $   (0.04)
                  Pro forma                                    0.00       (0.04)

                           Euroweb International Corp.
      Notes to Interim Unaudited Restated Consolidated Financial Statements

3.   Investment in Securities

The Company held investments in United States Treasury Notes with a face value of $11,464,000, which matured on February 15, 2004.

4.   Related party loan

Freestart   Kereskedelmi  es  Szolgaltato  Kft.   (Freestart),   a  wholly-owned
subsidiary of Euroweb Hungary Rt., has a loan from PanTel of HUF 245,000,000 (approximately $1.225 million) plus 13% annual interest.

Pursuant to the Loan Agreement, Freestart is obligated to repay in full the Loan with interest, paying principal in five equal semi-annual instalments on December 1, 2004, June 30, 2005, December 31, 2005, June 30, 2006 and December 31, 2006 and paying interest semi-annually on June 30, 2004, December 1, 2004, June 30, 2005, December 31, 2005, June 30, 2006 and December 31, 2006

5.   Stockholders' Equity

During the three months ended March 31, 2004, the Company did not grant any options or warrants, nor were any exercised. Upon the exercise of an outstanding warrant or option granted prior to August 30, 2001, each warrant/option holder will receive 1/5 of a share, due to the reverse stock split effected on August 30, 2001.

6.   Commitments and Contingencies

(a)  Employment Agreements

The Company entered into a six-year agreement with its Chief Executive Officer and Chairman of the Board, Csaba Toro which commenced January 1, 2000, and provided for an annual compensation of $96,000. The agreement was amended in 2004. The amended agreement provides for an annual salary of $150,000 and a bonus of up to $100,000 (guaranteed minimum of $50,000) in 2004, and an annual salary of $200,000 and a bonus of up to $150,000 in 2005.

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

                           Euroweb International Corp.
      Notes to Interim Unaudited Restated Consolidated Financial Statements

(d)  Elender Rt. acquisition

On February 23, 2004, the Company signed a Share Purchase Agreement ("SPA") in connection with its acquisition of all of the outstanding shares of Elender Business Communications Ltd. ("Elender"), an ISP in Hungary. The purchase price consists of USD 6,500,000 in cash and 677,201 of the Company's common shares. The number of common shares may be reduced if certain liabilities of Elender (at Closing) exceed amounts specified in the SPA. If there needs to be a reduction in the number of common shares, for calculation purposes, one share is assigned a value of $4.43 in the SPA. The excess by which certain liabilities of Elender (at Closing) exceed amounts specified in the SPA, divided by $4.43 will result in the number of common shares that will be deducted from the 677,201. The Closing of this acquisition is subject to various conditions being fulfilled, including the approval of the Hungarian Anti-Monopoly Office. To date, the Approval of the Hungarian Anti-Monopoly Office has been received, but certain other conditions are still being finalized.

(e) Euroweb Hungary Rt. acquisition

In February 2004, the remaining 51% of Euroweb Hungary Rt. was purchased from Pantel Rt. The consideration paid by the Company for the 51% interest consisted of EUR 1,650,000 (USD 2,105,000) in cash, guarantees for amounts owed to Pantel Rt. by a subsidiary of Euroweb Hungary Rt., and a guarantee that Euroweb Hungary Rt. will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel Rt. in each of 2004-2006.

(f)  Legal Proceedings

The Company is a member of ICANN (Internet Corporation for Assigned Names and Numbers), which is the association of domain registrations worldwide. The Company, as a representative of ICANN in Slovakia, started to provide registration and administration of second level domains for organizations located in the Slovak Republic in January 2003 (total revenues in 2003 approximately $250,000). Due to the fact that the Company is the only provider of such services in Slovakia, the Association of Internet Providers in Slovakia ("API") and the Association of Webhosting Providers claim that the Company has a monopoly and is abusing this dominant position and started legal proceedings against the Company with the Slovak Antimonopoly Office. The Antimonopoly office agreed that certain parts of the "General terms of domain registrations" can be considered as abusing the dominant position and requested the Company to change certain items in the registration system, and imposed two minor penalties. The initial decision of the Anti-Monopoly Office was upheld upon appeal.

However, API started a new legal procedure relating to the deadline for registering in order to migrate to the new domain registration system. Initially Euroweb Slovakia set a deadline of early 2003 for registration, but extended this deadline to November 2003 due to the lack of registrants. API claims that this was unfair to early registrants as they had to pay six or seven months of additional fees than the registrants who registered in November 2003. Management believes that it acted in accordance with the requirements of the API and the whole internet community and does not believe that any penalties will arise in respect of this claim.

There are no other known significant legal procedures that have been filed and are outstanding against the Company.

7.   Related Party Transactions

The provision of international/domestic leased line and VOIP services are being provided in conjunction with Pantel Telecommunication Rt., an entity which is majority owned and controlled by KPN Telecom B.V. (which also owned a majority interest in the Company as at March 31, 2004). In the first quarter of 2004 and fiscal 2003, Pantel Telecommunication Rt. Hungary was the most significant trading partner of the Company with approximately 66% of the 2003 annual revenues of Euroweb Romania (translating into 36% of the consolidated revenues of the Company) were derived from providing services to Pantel.

                           Euroweb International Corp.
      Notes to Interim Unaudited Restated Consolidated Financial Statements

8.   Subsequent events

On April 28, 2004, the Company granted 125,000 options to the Chief Executive Officer and an additional 240,000 options to seven employees and consultants of the Company. The exercise price of the options ($4.78) is equal to the market price on the date the grants were made. The options vest over a period of between 3-4 years. As the Company has opted to follow APB 25 with respect to accounting for grants made to employees, the company will recognize total compensation charges of approximately $162,000, which will be expensed over the vesting period.

9.   Restatement of consolidated financial statements

Under accounting principles generally accepted in the United States of America ("US GAAP"), FASB Statement No. 141, Business Combinations, require's transfers of net assets or exchanges of shares between entities under common control to be accounted for by the receiving entity at carryover or the predecessor basis of the transferring entity. Any excess of purchase consideration over book value has to be recorded as a capital transaction or deemed distribution resulting in a deduction from retained earnings rather than the creation of goodwill, regardless of whether the transaction was valued at fair market value and carried out at arm's length.

Pantel, Euroweb International Corp., and KPN (as majority shareholder of both Pantel and Euroweb International Corp.at the time of the acquisition) took the following steps to ensure the transaction was concluded at arm's length and for a fair market price:

     o the two KPN Board members that are common to Euroweb were not involved in the transaction as they stepped back from the decision making process: the transaction was reviewed and approved by an independent committee consisting solely of the two independent Board members with the assistance of Csaba Toro, CEO and Chairman of the Board, as instructed by this committee.

     o an independent accounting firm was commissioned to prepare a valuation of the 51% shareholding which formed the basis of the transaction price.

     o legal advice was sought throughout the process on measures to ensure that KPN or its appointed Board members were not involved in the transaction from the Company's side.

However, both Pantel and Euroweb are still deemed to be entities under the common control of KPN for accounting purposes and therefore the transaction is required to be booked in the manner described above.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Operations

Overview

The Company owns and operates Internet Service Providers in the Czech Republic, Hungary, Romania and Slovakia through its subsidiaries Euroweb Czech Republic spol. s.r.o. ("Euroweb Czech"), Euroweb Hungary Rt. ("Euroweb Hungary"), Euroweb Slovakia a.s. ("Euroweb Slovakia") and Euroweb Romania S.A. ("Euroweb Romania"). The Company operates in one industry segment, providing Internet access and additional value added services to business customers..

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

For the services in point (2) and (3), the main customer of the Company in 2003 and the first quarter of 2004 was Pantel Telecommunication Rt, Hungary, a related party.

Related party transactions - Pantel Telecommunications Rt.

General: The largest customer of the Company since early 2001 has been Pantel Telecommunication Rt, a Hungary-based alternative telecommunications provider. Pantel operates within the region and has become a significant trading partner for Euroweb Romania through the provision of direct fibre cable connection which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel.

Due to the fact that the significant revenue of the Company derives from the international/domestic leased line and Voice over Internet Protocol services, a few of the Company's representatives have moved to the premises of Pantel Rt. in order to improve co-operation on international projects.

After the acquisition of Euroweb Hungary in 2004, the balance and volume of transactions with Pantel has changed significantly. First, the net receivable position in the past (related party receivable less related party liabilities) has changed to a net liability position through the large trade and loan liability position of Euroweb Hungary towards Pantel. Second, sales dependency on Pantel (i.e. percent of consolidated sales derived from Pantel) will decrease as Euroweb Hungary has insignificant sales to Pantel. Third, dependency on Pantel as the main supplier of the Company will increase as Pantel is also the main supplier of Euroweb Hungary.

Transactions:   Both  Euroweb  Hungary  and  Euroweb  Romania  have  engaged  in transactions with Pantel:

(a) Pantel receives revenue from the provision of the following services to subsidiaries of Euroweb International Corp.:

     -    Internet and related services
     -    National and international leased and telephone lines
     -    VOIP services
     -    Consulting services
     -    Interest on loan

     The total amount of these services were USD $1,311,848 (2003: $1,206,289) during the three month period ended March 31, 2004 of which $60,494 is interest expense and consulting fee, the remaining balance is telecom related.

(b) Euroweb International and its subsidiaries received revenue from the provision of the following services to Pantel:

     - Cost of international leased lines and local telephone lines in Slovakia and Romania
     - International/national data and voice over internet protocol services for Pantel
     -    Internet and related services
     -    Consulting services
     -    Commission

     Total value of these services were approximately USD $1,490,767 in the three month period ended March 31, 2004 (2003: $1,218,653).

In the first 3 months of 2004, direct sales to Pantel were 23% of total consolidated revenue, but Euroweb Romania's dependency on Pantel is even greater than this figure suggests. Some third party sales involve Pantel as the subcontractor/service provider for the international/domestic lines (hence the revenues from Pantel are lower than the amounts paid to Pantel), and some third party customers are also clients of Pantel outside of Romania (i.e. their relationship with Pantel is stronger than their relationship with Euroweb Romania).

Effective dependency on Pantel - taking into account direct and Pantel-related sales - represents approximately 35% of total consolidated revenues of the Company and approximately 80-90% of total sales of Euroweb Romania. There is no such dependency in the case of Euroweb Czech, Euroweb Hungary or Euroweb Slovakia.

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

     Acquisitions

On February 12, 2004, the Company entered into a Share Purchase Agreement with PanTel Tavkozlesi es Kommunikacios rt. ("Pantel"), a Hungarian corporation, to acquire Pantel's 51% interest in Euroweb Hungary Rt., a Hungarian corporation ("Euroweb Hungary") that provides Internet service and is based in Budapest, Hungary. The Company prevoiusly owned 49% of Euroweb Hungary and, as a result of this acquisition, Euroweb Hungary will become a wholly-owned subsidiary of the Company. The purchase price to be paid by the Company for Pantel's interest in Euroweb Hungary is EURO 1,650,000 (USD 2,105,000). The acquisition was funded from cash that the Company had previously raised.

On February 23, the Company signed a Share Purchase Agreement in connection with its acquisition of all of the outstanding shares of Elender Business Communications Ltd., a leading ISP in Hungary. The purchase price consists of USD 6,500,000 in cash and 677,201 of the Company's common shares. The number of common shares may be reduced if certain liabilities of Elender (at Closing) exceed amounts specified in the SPA. If there needs to be a reduction in the number of common shares, for calculation purposes, one share is assigned a value of $4.43 in the SPA. The excess by which certain liabilities of Elender (at Closing) exceed amounts specified in the SPA, divided by $4.43 will result in the number of common shares that will be deducted from the 677,201 The closing of this acquisition is subject to various conditions being fulfilled, including the approval of the Hungarian Anti-Monopoly Office. To date, the

Approval of the Hungarian Anti-Monopoly Office has been received, but certain other conditions are still being finalized.

     Results of Operations

     Three-month Period Ended March 31, 2004 Compared to Three-month Period Ended March 31, 2003

The increase in revenues was mainly due to the increased profitability in Slovakia in connection with domain name sales, successful sale of fiber and other non-recurring items in Romania as well as positive, profit generated by the Hungarian operation.

         Revenues

Three months ended March 31,                      2004               2003
                                              -----------         ----------
              Total Revenues                   6,413,354          5,720,994

The Company experienced a 12% revenue growth in the three months ended March 31, 2004 compared to three months ended March 31, 2003.

The following table summarize the main changes in revenue for each of the Company's business segments compared to the previous year with respect to the revenue structure:

Revenue / services                        2004                2003              % change
------------------------------------ ---------------- --------------------- -----------------
ISP activity                            $3,506,351          $3,307,200              6%
------------------------------------ ---------------- --------------------- -----------------
Int./dom. leased line *(a)              $1,401,186          $1,431,424             (2%)
------------------------------------ ---------------- --------------------- -----------------
VOIP (b)                                $1,449,147            $982,370             47%
------------------------------------ ---------------- --------------------- -----------------
Facilities (a)                             $56,670                   0             N/A
------------------------------------ ---------------- --------------------- -----------------
Total                                   $6,413,354          $5,720,994             12%
------------------------------------ ---------------- --------------------- -----------------

* - primarily Pantel or Pantel related sales,

     (a)  substantially all generated by the Romanian subsidiary

     (b) generated by the Hungarian and Romanian subsidiary. 100% of Romania sales is Pantel direct sales ($852,000 in 2004)

Overall, each revenue category has experienced an increase in 2004 except for the International/domestic leased line segment, when compared to the previous year, while facilities became a new revenue source in 2003 after the installation of the fibre optic cables in Romania in May 2003.

     The following table summarize the main changes in revenue compared to the previous year with respect to the geographical source of revenue:

Revenue/country                 Slovakia        Czech Republic         Hungary           Romania            Total
--------------------------- ----------------- -------------------- ----------------- ----------------- ----------------
Revenues in 2004               $1,019,228             $251,099         2,489,193        $2,653,834       $6,413,354
--------------------------- ----------------- -------------------- ----------------- ----------------- ----------------
Revenues in 2003                 $783,316             $322,323         2,379,098        $2,236,257       $5,720,994
--------------------------- ----------------- -------------------- ----------------- ----------------- ----------------
Change in USD                       30%                 (22%)               4%               19%              12%
--------------------------- ----------------- -------------------- ----------------- ----------------- ----------------

ISP business has decreased 30% in local currency in Czech Republic due to the smaller number of customer base comparing previous years, while it has increased in Slovakia by 8,7% exclusively due to domain name registration revenue. Overall ISP revenue improved due to the weakness of the US Dollar relative to the Czeck

Koruna and Slovak Koruna. ISP business in Romania and Hungary slightly increased or stagnated compared to the same period in 2003.

Revenue from international leased lines and IP data services (mostly Euroweb Romania) has stagnated due to higher competition, falling margins and price pressure.

Romanian VOIP business in the three months ended March 31, 2004 was $852,000 compared to $572,000 in the three months ended March 31, 2003. Within the same period, the margin on this service has fallen.

         Cost of revenues

The following table summarizes the Company's cost of revenues for the three months ended March 31, 2004 and 2003:

Three months ended March 31,                      2004               2003
                                             -----------        -----------
      Total cost of revenues                  4,055,061          3,632,571

Cost of revenues comprise mostly telecommunication expenses.

Cost of revenues were $4,055,061 for the three months ended March 31, 2004 in comparison to $3,632,571 for the three months ended March 31, 2003. Gross margin has remained constant: 36.5% in 2003 and 36.7% in 2004.

     Operating expenses (excluding depreciation and amortization)

The following table summarizes the Company's operating expenses for the three months ended March 31, 2004 and 2003:

Three months ended March 31,                               2004          2003
                                                      -----------    -----------
      Operating expenses (excluding depreciation and   2,003,610      1,921,145
      amortization)


Overall operating expenses (excluding depreciation, amortization) increased by 4% mostly due to the exchange rate movement of USD in Slovakia, Czech and Hungary.

     Depreciation and amortization

The following table summarizes the Company's depreciation and amortization for the three months ended March 31, 2004 and 2003:

Three months ended March 31,                        2004               2003
                                                -----------         ----------
      Total depreciation and  amortization         290,081            429,110

Depreciation has decreased by $139,029 in the three months ended March 31, 2004 compared to the same period in 2003 due to the strict control of capital expenditures on equipment in late 2003 and the first quarter of 2004.

     Net interest income

      The following table summarizes the Company's net interest income for the three months ended March 31, 2004 and 2003:

Three months ended March 31,                       2004               2003
                                                --------           ---------
      Net interest expense                        7,841              67,052

The decrease in net interest income is due to the fact that (i) less interest-generating funds were available in this period than in the same period of the previous year, (ii) the effective interest rate on these investments has decreased over the periods in question (iii) securities expired on February 15, 2004, and there was no other investment made due to cash needs of further acquisitions in 2004 (iv) Euroweb Hungary recorded interest expenses on its related party loans.

     Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities were approximately $12,050,485 as of March 31, 2004, a decrease of approximately $2.4 million from the end of fiscal year 2003. The decrease was influenced by the acquisition of Euroweb Rt. (approximately $ 2.1 million) and partial repayments of related party trade liabilities.

     The Company has entered into share purchase agreements to acquire 100% of Elender Rt in the first quarter of 2004. This agreement will significantly influence the liquidity position of the Company, which can be separated into three parts: (1) cash portion of purchase price will be $6,500,000 (2) short and long term loan liabilities of approximately $ 2,900,000 which cannot be covered from Elender Rt.'s working capital and (3) funding the working capital shortage (approximately $300,000) of Elender Rt. The closing of the Elender purchase remains subject to the satisfaction of customary terms and conditions in the SPA and the approval of the Hungarian Competition Office.

     After the acquisitions, the consolidated working capital (without deferred revenue) is estimated to be more than $2,000,000 indicating that the Company will be able to meet its working capital and capital expenditure needs over the next twelve months. The Company's financial situation is stable, as current assets cover all current trade, loan and other liabilities of the company.

     Management believes, although it cannot provide guarantees, that the synergy effects and potential business opportunities of the merged Hungarian entities will significantly improve cash generating ability and will reduce the loans and trade liabilities of the Company in the coming few years. Management also believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months taking into account the new acquisitions.

     In the event the Company makes future acquisitions in Central and Eastern Europe, the excess cash on hand or additional fund raising may be used to finance such future acquisitions.

     Inflation and Foreign Currency

     The Company maintains its books in local currencies, including the Czech koruna for Euroweb Czech Republic, the Hungarian Forint for Euroweb Hungary, and the Slovak koruna for Euroweb Slovakia. However, the U.S. dollar is the functional currency of Euroweb Romania.

     The Slovakian Koruna has strengthened by 16%, the Czech Korona has strengthened against the U.S. dollar by approximately 10%, while the Hungarian Forint has strengthen against U.S. dollar by approximately 8% between the three months of 2004 and 2003. The impact of this is reflected in the exchange rates used in the three months of 2004 and the three months of 2003.

     Effect of Recent Accounting Pronouncements

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

     In April 2003, the Financial Accounting Standards Board ("FASB") announced that it would mandate the fair value method of accounting for all stock-based awards. The FASB issued an Exposure Draft of a proposed statement on March 31, 2004, which is subject to a comment period. If enacted, the change in accounting is not expected to be effective for the Company until fiscal 2005. Until a final statement is issued, the Company cannot estimate the effect that this change in accounting would have on its consolidated statement of operations.

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

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The Company advises you to review any additional disclosures made in its 10-QSB, 8-K, and 10-KSB reports filed with the Commission

Item 3. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

                                     PART II

Item 1. Legal Proceedings

The Company is not a party to any material legal proceedings as of the date of this report except for the following:

The Company is a member of ICANN (Internet Corporation for Assigned Names and Numbers), which is the association of domain registrations worldwide. The Company, as a representative of ICANN in Slovakia, started to provide registration and administration of second level domains for organizations located in the Slovak Republic in January 2003 (total revenues in 2003 approximately $250,000). Due to the fact that the Company is the only provider of such services in Slovakia, the Association of Internet Providers in Slovakia ("API") and the Association of Webhosting Providers claim that the Company has a monopoly and is abusing this dominant position and started legal proceedings against the Company with the Slovak Antimonopoly Office. The Antimonopoly office agreed that certain parts of the "General terms of domain registrations" can be considered as abusing the dominant position and requested the Company to change certain items in the registration system, and imposed two minor penalties. The initial decision of the Anti-Monopoly Office was upheld upon appeal.

However, API started a new legal procedure relating to the deadline for registering in order to migrate to the new domain registration system. Initially Euroweb Slovakia set a deadline of early 2003 for registration, but extended this deadline to November 2003 due to the lack of registrants. API claims that this was unfair to early registrants as they had to pay six or seven months of additional fees than the registrants who registered in November 2003. Management believes that it acted in accordance with the requirements of the API and the whole internet community and does not believe that any penalties will arise in respect of this claim.

Item 2. Changes in Securities

On April 28, 2004, the Company granted 125,000 options to the Chief Executive Officer and an additional 240,000 options to seven employees and consultants of the Company. The exercise price of the options ($4.78) is equal to the market price on the date the grants were made. The options vest over a period of between 3-4 years.

The Company issued such securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of such act. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to our Securities and Exchange Commission filings.

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

A.  Exhibits (numbers below reference Regulation S-B, Item 601)

(3)  (a)  Certificate of Incorporation filed November 9, 1992(1)
     (b)  Amendment to Certificate of Incorporation filed July 9, 19972
     (c)  Restated Certificate of Incorporation filed May 29, 2003
     (d)  By-laws(2)
1 Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
2 Filed with Form 10-QSB for quarter ended June 30, 1998.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 20th day of May 2004.

                                     EUROWEB INTERNATIONAL CORP.


                                      By   /s/Csaba Toro
                                           --------------
                                              Csaba Toro
                                              Chairman of the Board