Form 10QSB
period 2004-06-30
EUROWEB INTERNATIONAL CORP
filed 2004-08-13
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2004
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________________ to _______________
             Commission file number 1-1200

                           EUROWEB INTERNATIONAL CORP.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                        13-3696015
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                       1138 Budapest, Vaci ut 141. Hungary
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value                           5,342,533
     (Class)                                    (Outstanding at June 30, 2004)

Transitional Small Business Disclosures Format (Check one): Yes ______  No X

                           EUROWEB INTERNATIONAL CORP.

                                      INDEX

PART I.  Financial Information

Item 1.  Financial Statements
   Consolidated balance sheets as of June 30, 2004 (unaudited)
      and December 31, 2003 (audited)                                              2

   Consolidated statements of operations and comprehensive loss (unaudited)
      for the three months ended June 30, 2004 and 2003 and six months  ended
      June 30, 2004 and 2003                                                       3

   Consolidated statements of stockholders' equity for the six months ended
      June 30, 2004 (unaudited) and twelve months ended December 31, 2003          4

   Consolidated statements of cash flows (unaudited) for the six months
      ended June 30, 2004 and 2003                                                 5

   Notes to interim (unaudited) Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                            15

Item 3.  Controls and Procedures                                                  21

PART II. Other Information                                                        21

Signature                                                                         23

                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                June 30, 2004         December 31, 2003
                                                                                                    (audited, restated
                                                                                (Unaudited)            see Note 8)
                                                                                ------------         -------------------
ASSETS
  Current Assets
    Cash and cash equivalents                                                   $ 5,335,210          $        3,043,703
    Investment in securities                                                              -                  11,449,669
    Trade accounts receivable, net                                                3,235,831                   1,305,268
    Related party receivables                                                     1,052,927                   1,145,069
    Current portion of note receivable                                               73,502                     173,911
    Prepaid and other current assets                                              2,597,188                   1,604,424
                                                                                ------------         -------------------
         Total current assets                                                    12,294,658                  18,722,044

  Property and equipment, net                                                     6,757,324                   2,782,239
  Assets under construction                                                          42,122                      47,853
  Intangibles - customer contracts                                                2,368,115                           -
  Goodwill                                                                        6,274,022                     566,000
                                                                                ------------         -------------------
       Total assets                                                             $27,736,241          $       22,118,136
                                                                                ============         ===================
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                                      $ 3,732,013          $        1,323,747
    Related party payables                                                          915,708                   1,962,152
    Related party loan payable - short term portion                                 469,438                     235,679
    Overdrafts and current portion of bank loans                                    826,350                           -
    Current portion of notes payable                                              1,047,289                           -
    Other current liabilities                                                     1,130,111                     903,275
    Accrued expenses                                                              1,565,061                     619,821
    Deferred IRU revenue                                                             46,000                      46,000
    Deferred other revenue                                                        1,014,068                   1,007,464
                                                                                ------------         -------------------
       Total current liabilities                                                 10,746,038                   6,098,138

   Non-current portion of deferred IRU revenue                                      820,334                     843,334
   Non-current portion of related party loan payable                                704,157                     942,715
   Non-current portion of bank loans                                                683,042                           -
   Non-current portion of notes payable                                             349,094                           -
   Non-current portion of lease obligations                                         177,752                     228,686
                                                                                ------------         -------------------
       Total liabilities                                                         13,480,417                   8,112,873

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                     -                           -
   Common stock, $.001 par value - Authorized 35,000,000 shares;
   Issued and outstanding 5,342,533 and 4,665,332 shares respectively                24,807                      24,129
   Additional paid-in capital                                                    50,742,486                  48,227,764
   Accumulated deficit                                                          (35,348,024)                (33,105,716)
   Accumulated other comprehensive losses:                                          (48,033)                    (25,502)
   Treasury stock -  175,490 common shares, at cost                              (1,115,412)                 (1,115,412)
                                                                                ------------         -------------------
      Total stockholders' equity                                                 14,255,824                  14,005,263
                                                                                ------------         -------------------
   Commitments and contingencies

      Total liabilities and stockholders' equity                                $27,736,241          $       22,118,136
                                                                                ============         ===================

          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                        Three months ended                 Six months ended
                                                                              June 30                          June 30,
                                                                        2004           2003              2004              2003
                                                                     -----------    -----------       -----------        -----------
Revenues
Third party revenues                                                  6,059,519      4,188,393       $10,982,106         $8,690,734
Related party revenues                                                1,946,661      1,526,811         3,437,428          2,745,464
                                                                     -----------    -----------      ------------        -----------
              Total Revenues                                          8,006,180      5,715,204        14,419,534         11,436,198

Cost of revenues
 Third party cost of revenues                                         3,851,287      2,317,232         6,654,994          4,743,514
 Related party cost of revenues                                       1,417,931      1,202,488         2,669,285          2,408,777
                                                                     -----------    -----------      ------------        -----------
              Total Cost of revenues                                  5,269,218      3,519,720         9,324,279          7,152,291
                                                                     -----------    -----------      ------------        -----------
   Gross profit                                                       2,736,962      2,195,484         5,095,255          4,283,907

Operating expenses
   Compensation and related costs                                     1,113,457      1,014,247         1,989,694          1,877,934
   Consulting and professional fees                                     526,714        498,491           937,893            854,450
   Other selling, general and administrative expenses                   857,668        371,066         1,573,862          1,099,452
   Depreciation and amortization                                        342,844        450,134           632,925            879,244
                                                                     -----------    -----------      ------------        -----------
       Total operating expenses                                       2,840,683      2,333,938         5,134,374          4,711,080

Loss from operations                                                   (103,721)      (138,454)          (39,119)          (427,173)

   Net interest expense                                                 (48,259)        73,281           (40,418)           140,333

   Gain from sale of subsidiaries                                        28,751        109,421            28,751            109,421

Income (Loss) before income taxes                                      (123,229)        44,248           (50,786)          (177,419)
                                                                     -----------    -----------      ------------        -----------
Provision for income taxes                                              (14,436)        55,578           (46,019)            55,578
                                                                     -----------    -----------      ------------        -----------
Net loss                                                               (137,665)       (11,330)          (96,805)          (232,997)
                                                                     -----------    -----------      ------------        -----------
Other comprehensive loss                                                  1,116         57,377            22,531            108,978
                                                                     -----------    -----------      ------------        -----------
Comprehensive loss                                                     (138,781)       (68,707)      $  (119,336)        $ (341,975)
                                                                     ===========    ===========      ============        ===========
Net loss per share, basic and diluted                                      (.03)          (.01)             (.02)              (.05)

Weighted average number of shares outstanding, basic and              4,815,821      4,665,332         4,740,576          4,665,332
diluted

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                          Accumulated
                                                             Additional                      Other                         Total
                                        Common Stock          Paid-in     Accumulated    Comprehensive   Treasury      Stockholders'
                                     Shares      Amount       Capital       Deficit      Gains(Losses)     Stock          Equity
                                  -----------   ---------  ------------- --------------   ----------  -------------   --------------
Balances, December 31, 2002        4,665,332     $24,129    $48,227,764   $(31,314,687)    $236,142    $(1,115,412)   $  16,057,936
                                  ===========   =========  ============= ==============   ==========  =============   ==============
Foreign currency translation loss          -           -              -              -      (45,237)             -          (45,237)
Unrealized loss on securities              -           -              -              -     (216,407)             -         (216,407)
available for sale
Net loss for the period                    -           -              -     (1,791,029)           -              -       (1,791,029)
                                  -----------   ---------  ------------- --------------   ----------  -------------   --------------
Balances, December 31, 2003        4,665,332     $24,129    $48,227,764   $(33,105,716)    $(25,502)   $(1,115,412)   $  14,005,263
                                  ===========   =========  ============= ==============   ==========  =============   ==============
Foreign currency translation loss          -           -              -              -        6,274              -            6,274
Realized gain on securities                -           -              -              -      (28,805)             -          (28,805)

Deemed distribution (Note 8)               -           -              -     (2,145,503)           -              -       (2,145,503)
Compensation charge on share                                     28,048                                                      28,048
options issued to consultants
Issuance of shares (Elender          677,201         678      2,486,674                                                   2,487,352
acquisition)
Net loss for the period                    -           -              -        (96,805)           -              -          (96,805)
                                  -----------   ---------  ------------- --------------   ----------  -------------   --------------
Balances, June 30, 2004            5,342,533    $ 24,807   $ 50,742,486  $ (35,348,024)   $ (48,033)  $ (1,115,412)   $  14,255,824
                                  ===========   =========  ============= ==============   ==========  =============   ==============

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,

                                                                                    2004       2003(restated)
                                                                                ------------   -------------
Cash flows from operating activities:
   Net profit (loss)                                                                (96,805)      $(232,997)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                    632,925         879,244
   Amortization of discount on acquisition indebtedness                                   -           5,232
   Foreign currency gain                                                            (26,341)        (37,946)
   Compensation expense booked to equity (options issued to consultants)             28,048               -
   Realized gain on sale of securities                                              (28,805)         (7,113)
   Unrealized interest income on securities                                               -        (183,804)
Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                               39,579        (211,445)
   Prepaid and other assets                                                        (582,236)       (388,870)
   Accounts payable, other current liabilities and accrued expenses              (1,115,909)        749,013
   Deferred revenue                                                                 (75,396)        190,540
                                                                                ------------   -------------
           Net cash (used in) provided by operating activities                      (60,468)        761,854
                                                                                ------------   -------------
Cash flows from investing activities:
   Maturity of securities                                                        11,464,000         499,632
   Collection on notes receivable                                                   100,409          93,323
   Acquisition of 100% of Elender Rt. net of cash and transaction costs          (6,629,100)              -
   Acquisition of 51% of Euroweb Rt.                                             (2,142,000)              -
   Acquisition of property and equipment                                           (516,668)        (75,690)
                                                                                ------------   -------------
           Net cash provided by (used in) investing activities                    2,276,641        (382,735)
                                                                                ------------   -------------
Cash flows from financing activities:
   Overdraft drawdown                                                               141,463               -
   Repayment of loans                                                                     -        (129,945)
   Principal payments under capital lease obligations                               (22,577)       (399,608)
                                                                                ------------   -------------
          Net cash provided by (used in) financing activities                       118,886        (529,553)
                                                                                ------------   -------------
Effect of foreign exchange rate changes on cash                                     (43,552)         38,556
                                                                                ------------   -------------
Net increase (decrease) in cash and cash equivalents                              2,291,507        (111,878)
Cash and cash equivalents, beginning of period                                    3,043,703       2,666,526
                                                                                ------------   -------------
Cash and cash equivalents, end of period                                         $5,335,210      $2,554,648
                                                                                ============   =============
Significant non-cash items:
Issuance of shares as part of Elender Rt. acquisition                             2,487,352
Assignment of loan to the Company (Elender Rt. acquisition)                       1,065,230

          See accompanying notes to consolidated financial statements.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

1.   Organization and Business

EuroWeb International Corp. (the "Company") is a Delaware corporation which was organized on November 9, 1992. The largest shareholder of Euroweb International Corp. as at June 30, 2004 was KPN Telecom B.V., a Netherlands corporation, with a 43.6% shareholding at June 30, 2004.

The Company owns and operates Internet service providers in the Czech Republic, Hungary, Slovakia and Romania. The Company operates in one business segment.

The Hungarian operations conducted through Euroweb Hungary Rt. were accounted for under the equity method in prior years as the Company owned a 49% interest, however, in February 2004, the remaining 51% of Euroweb Hungary Rt. was purchased from Pantel Rt. and is fully consolidated in the current period financial statements. The consideration paid by the Company for the 51% interest comprised EUR 1,650,000 (USD 2,105,000) in cash, guarantees for amounts owed to Pantel Rt., and a guarantee that Euroweb Hungary Rt. will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel Rt. in each of the three years ending December 31, 2006.

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

In order to augment the operations of Euroweb Rt., on February 23, 2004, the Company signed a Share Purchase Agreement ("SPA") in connection with its acquisition of all of the outstanding shares of Elender Business Communications Ltd. ("Elender Rt."), an ISP in Hungary. Consideration of USD 9,121,571 consists of USD 6,500,000 in cash and 677,201 of the Company's common shares valued at $2,487,352 net of registration cost, and $134,219 in transaction costs
(consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors). The closing occurred on June 9, 2004 and the results of Elender Rt. for the 20 days ended June 30, 2004 (and the balance sheet as at June 30, 2004) have been consolidated into the financial statements.

In accordance with the purchase method of accounting prescribed by SFAS No. 141 "Business Combinations" ("SFAS 141"), the Company allocated the Consideration to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values.

     The Consideration has been allocated as follows:

     Transferable shareholders loan                               1,065,230
     Fair value of Elender's recorded assets acquired and
      liabilities assumed                                           (64,440)
     Identified intangibles - customer contracts                  2,412,759
                                                              --------------
     Excess purchase price over allocation to identifiable
     assets and liabilities (Goodwill)                          $ 5,708,022
                                                              ==============

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

The purchase price allocation is preliminary and a final determination of the purchase accounting adjustments will be made upon the completion of a final analysis of the total purchase cost. The Company expects to finalize these matters by the end of 2004. The transferable shareholder loan relates to certain loans owed by Elender Rt. to former shareholders, who under the SPA, assigned the loans to the Company at closing.

In performing this preliminary purchase price allocation of acquired intangible assets, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of Elender's services, among other factors. Acquired identifiable intangible assets obtained in the Company's acquisition of Elender relate to customer contracts which are being amortized over the useful life of 3 years.

The Company determined the fair values of the identified intangibles - customer contracts using the "income" valuation approach and discount rates ranging from 16% to 18%. The discount rates selected were based in part on the Company's weighted average cost of capital and determined after consideration of the Company's rate of return on debt and equity, and the risk associated with achieving forecasted cash flows.

The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired was assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill will not be amortized but will be tested for impairment at least annually. The operating results of Elender have been included in the Company's consolidated financial statements from the date of acquisition.

Although the selling parties will also receive Euroweb International shares during the acquisition of Elender Rt., each of them will have less than 10% of ownership in Euroweb International Corporation, so they are not categorized as related parties and those transactions are shown as third party transactions in the interim consolidated financial statements of the Company.

The following table presents unaudited summarized combined results of operations of the Company and Elender Rt., on a pro forma basis, as though the companies had been combined as of January 1, 2003:

                                  Three   months  ended  Three    months   ended  Six months  ended June  Six   months   ended
                                  June 30, 2004          June 30, 2003            30, 2004                June 30, 2003
                                  ---------------------- ------------------------ ----------------------- ---------------------
        Revenues                  $          12,437,951  $            10,752,157  $           24,611,106  $         21,655,977
        ------------------------- ---------------------- ------------------------ ----------------------- ---------------------
        Net loss                  $            (370,470) $              (231,132) $             (240,481) $           (778,310)
        ------------------------- ---------------------- ------------------------ ----------------------- ---------------------
        Net loss per share        $               (0.07) $                 (0.04) $                (0.05) $              (0.15)
        ------------------------- ---------------------- ------------------------ ----------------------- ---------------------

The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are neither indicative of the financial position or results of operations of the Company had the acquisition actually taken place as of January 1, 2003, nor indicative of the Company's future results of operations. In addition, the above unaudited pro forma summarized results of operations do not include potential cost savings from operating efficiencies or synergies that may result from the Company's acquisition of Elender Rt.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

2.   Summary of Significant Accounting Policies

     (a)  Principles of consolidation and basis of presentation

          The consolidated financial statements comprise the accounts of the Company and its controlled subsidiaries. All material inter-company balances and transactions have been eliminated upon consolidation. The purchase of the remaining 51% of Euroweb Hungary Rt. has been accounted in a manner similar to a pooling-of-interest with prior periods being restated (See Note 8).

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

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

          The Company conducts business and maintains its accounts for Euroweb Romania in the Romanian Lei ("ROL"). In Romania, the U.S. dollar is used as the functional currency as Romania has a hyper-inflationary economy. The Company's financial statements presented in ROL are remeasured into U.S. dollars using the following policies:

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

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

     (h)  Goodwill and Other Intangibles

          Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) are amortized over their estimated useful lives. During 2002 and 2003, the Company performed the required impairment test, with respect to goodwill. The first step of this test requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. When the current fair value is less than the carrying value, the Company performs the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current value of the goodwill by performing an exercise similar to a purchase price allocation, and to record any excess as an impairment.

          The Company has assigned approximately $2.4 million to customer contract intangible assets during the acquisition of Elender, and these assets are being amortized over a period of three years. The Company has assigned a preliminary value of $5.7 million to Goodwill related to the acquisition of Elender.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

          Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                                    Six months ended June 30,
                                                                    2003                 2004
                                                                 ----------          -----------
              Net loss:
                  Net loss as reported                            $(96,805)           $(232,997)
                  Additional FAS 123 compensation expense          (52,586)                   -
                  Pro forma net loss                              (149,391)            (232,997)
              Basic and diluted loss per share:
                  As reported                                     $  (0.02)           $   (0.05)
                  Pro forma                                          (0.03)               (0.05)

3.   Related party loan payable

Freestart   Kereskedelmi  es  Szolgaltato  Kft.   (Freestart),   a  wholly-owned
subsidiary of Euroweb Hungary Rt., has a loan from PanTel of HUF 245 million (approximately $1.174 million) plus 13% annual interest.

Pursuant to the Loan Agreement, Freestart is obligated to repay in full the Loan with interest, paying principal in five equal semi-annual instalments on December 1, 2004, June 30, 2005, December 31, 2005, June 30, 2006 and December 31, 2006 and paying interest semi-annually on June 30, 2004, December 1, 2004, June 30, 2005, December 31, 2005, June 30, 2006 and December 31, 2006

4.   Bank loans, overdraft, and notes payable

On June 1, 2004, Elender Rt entered into a bank loan agreement with Commerzbank (Budapest) Rt. The agreement consists of a loan facility of HUF 300 million (approximately $1.5 million) of which approximately $890,000 was outstanding at June 30, 2004. The loan is to be repaid in quarterly installments of HUF 14.5 million (approximately $72,500), commencing November 30, 2004. The interest rate is BUBOR (Budapest Interbank Offered Rate) + 1.35%.

In additional, the bank also provided an overdraft facility of HUF 150 million (approximately $720,000) to Elender, of which approximately $620,000 was drawn down as at June 30, 2004. The interest rate is BUBOR (Budapest Interbank Offered
Rate) + 1%.

Notes payable relate to outstanding Elender liabilities towards three previous owners: Vitonas, Certus and Rumed. Half of the outstanding amount (approximately $1.4 million) is payable by the end of 2004, while the remaining half is payable in four equal installments of HUF 36.438 million (approximately $175,000).

5.   Stockholders' Equity

On April 28, 2004, the Company granted 125,000 options to the Chief Executive Officer and an additional 195,000 options to five employees and 45,000 options to two consultants of the Company. All of these

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

options have an exercise price equal to the market price on day of grant ($4.78), vest over a period of between 3-4 years and relate to future services to be performed. There were no options or warrants exercised during this period. As the Company has opted to follow APB 25 with respect to accounting for grants made to employees, the company will recognize total compensation charges of approximately $162,000 for the grants made to the two consultants, which will be expensed over the vesting period of three years (compensation expense in the second quarter of 2004 is $28,048).

Upon the exercise of an outstanding warrant or option granted prior to August 30, 2001, each warrant/option holder will receive 1/5 of a share, due to the reverse stock split effected on August 30, 2001.

On May 25, 2004, the Company's shareholders approved an amendment to the Company's restated Certificate of Incorporation increasing the number of the Company's authorized shares of common stock from 12,500,000 to 35,000,000.

6.   Commitments and Contingencies

(a)  Employment Agreements

The Company entered into a six-year agreement with its Chief Executive Officer, Csaba Toro, which commenced January 1, 2000, and provided for an annual compensation of $96,000. The agreement was amended in 2004. The amended agreement provides for an annual salary of $150,000 and a bonus of up to $100,000 (guaranteed minimum of $50,000) in 2004, and an annual salary of $200,000 and a bonus of up to $150,000 in 2005.

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

(d)  Euroweb Hungary Rt. acquisition

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

(e)  Legal Proceedings

The Company is a member of ICANN (Internet Corporation for Assigned Names and Numbers), which is the association of domain registrations worldwide. The Company, as a representative of ICANN in Slovakia, started to provide registration and administration of second level domains for organizations located in the Slovak Republic in January 2003 (total revenues in 2003 approximately $250,000).

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

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

7.   Related Party Transactions

The provision of international/domestic leased line and VOIP services are being provided in conjunction with Pantel Telecommunication Rt., an entity which is majority owned and controlled by KPN Telecom B.V. (which is also the largest shareholder of the Company as at June 30, 2004 with 43.6% ownership). In the first half of 2004 and fiscal 2003, Pantel Telecommunication Rt. was the most significant trading partner of the Company with approximately 58% of the 2004 revenues of Euroweb Romania (translating into 23% of the consolidated revenues of the Company) were derived from providing services to Pantel.

8.   Restatement of consolidated financial statements

Under accounting principles generally accepted in the United States of America ("US GAAP"), FASB Statement No. 141, Business Combinations, require's transfers of net assets or exchanges of shares between entities under common control to be accounted for by the receiving entity at carryover or the predecessor basis of the transferring entity. Any excess of purchase consideration over book value is recorded as a capital transaction or deemed distribution resulting in a deduction from retained earnings.

Pantel, Euroweb International Corp., and KPN (as majority shareholder of both Pantel and Euroweb International Corp.at the time of the acquisition) took the following steps to ensure the transaction was concluded at arm's length:

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

     o the two KPN Board members that are common to Euroweb were not involved in the transaction as they stepped back from the decision making process: the transaction was reviewed and approved by an independent committee consisting solely of the two independent Board members with the assistance of Csaba Toro, CEO and former Chairman of the Board, as instructed by this committee.

     o an independent accounting firm was commissioned to prepare a valuation of the 51% shareholding which formed the basis of the transaction price.

     o legal advice was sought throughout the process on measures to ensure that KPN or its appointed Board members were not involved in the transaction from the Company's side.

Nonetheless, both Pantel and Euroweb are entities under the common control of KPN for accounting purposes and therefore the transaction is required to be booked in the manner described above.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Operations

Overview

The Company owns and operates Internet Service Providers in the Czech Republic, Hungary, Romania and Slovakia through its subsidiaries Euroweb Czech Republic spol. s.r.o. ("Euroweb Czech"), Euroweb Hungary Rt. and Elender Rt. ("Euroweb Hungary"), Euroweb Slovakia a.s. ("Euroweb Slovakia") and Euroweb Romania S.A. ("Euroweb Romania"). The Company operates in one industry segment, providing Internet access and additional value added services to business customers.

The revenues come from the following four sources:

     (1) Internet Service Provider (Internet access, content and web services, other services);
     (2) International/domestic leased line and Internet Protocol data services;
     (3) Voice over Internet Protocol services; and
     (4) Facilities (sale, rent and maintenance of dark fiber between the Hungarian border and the Romanian City of Timisoara).

For the services in point (2) and (3) in Romania, the main customer of the Company in 2004 and 2003 was Pantel Telecommunication Rt, a related party.

Related party transactions - Pantel Telecommunications Rt. (or "Pantel")

General: The largest customer of the Company since early 2001 has been Pantel, a Hungary-based alternative telecommunications provider. Pantel operates within the region and has become a significant trading partner for Euroweb Romania through the provision of direct fibre cable connection which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel.

Due to the fact that the significant revenue of the Company derives from the iinternational/domestic leased line and Voice over Internet Protocol services, a few of the Company's representatives have moved to the premises of Pantel in order to improve co-operation on international projects.

After the acquisition of Euroweb Hungary and Elender Rt. in 2004, the balance and volume of transactions with Pantel has changed significantly. First, the net receivable position in the past (related party receivable less related party liabilities) has changed to a net liability position through the large trade and loan liability position of Euroweb Hungary to Pantel. Second, sales dependency on Pantel (i.e. percent of consolidated sales derived from Pantel) will decrease as Euroweb Hungary and Elender Rt. have insignificant sales to Pantel. Third, dependency on Pantel as the main supplier of the Company will increase as Pantel is also the main supplier of Euroweb Hungary.

Transactions:   Both  Euroweb  Hungary  and  Euroweb  Romania  have  engaged  in transactions with Pantel as follows:

(a) Pantel receives revenue from the provision of the following services to subsidiaries of the Company:

     -    Internet and related services;
     -    National and international leased and telephone lines;
     -    VOIP services;
     -    Consulting services; and
     -    Interest on a loan to the Company.

          The  total  amount  of  these  services  were  USD  $2,768,689  (2003:
$2,745,464) during the six month period ended June 30, 2004 of which $99,404 is interest expense and consulting fees, while the remaining balance is telecom related.

(b) The Company and its subsidiaries received revenue from the provision of the following services to Pantel:

     - Cost of international leased lines and local telephone lines in Slovakia and Romania;
     - International/national data and voice over internet protocol services for Pantel;
     -    Internet and related services;
     -    Consulting services; and
     -    Commission.

     Total  value  of  these   services  were   approximately   USD   $3,437,428
($2,745,464) in the six months period ended June 30, 2004.

During the six months ended June 30, 2004, direct sales to Pantel were 23% of total consolidated revenue, but Euroweb Romania's dependency on Pantel is even greater than this figure suggests. Some third party sales involve Pantel as the subcontractor/service provider for the international/domestic lines (hence the revenues from Pantel are lower than the amounts paid to Pantel), and some third party customers are also clients of Pantel outside of Romania (i.e. their relationship with Pantel is stronger than their relationship with Euroweb Romania).

Effective dependency on Pantel - taking into account direct and Pantel-related sales - represents approximately 34% of total consolidated revenues of the Company and approximately 80-90% of total sales of Euroweb Romania. There is no such dependency in the case of Euroweb Czech, Euroweb Hungary or Euroweb Slovakia.

With respect to pricing, agreements are made at market prices or a split of the margin based on the financial investment into the specific services by each of the parties. Euroweb International Corporation always considers alternative suppliers for each individual project.

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

     Acquisitions

On February 12, 2004, the Company entered into a Share Purchase Agreement with Pantel to acquire Pantel's 51% interest in Euroweb Hungary, a provider of Internet service and is based in Budapest, Hungary. The Company previously owned 49% of Euroweb Hungary and, as a result of this acquisition, Euroweb Hungary became a wholly-owned subsidiary of the Company. The purchase price paid by the Company for Pantel's interest in Euroweb Hungary was EURO 1,650,000 (USD 2,105,000) in cash.

On February 23, the Company signed a Share Purchase Agreement in connection with its acquisition of all of the outstanding shares of Elender Business Communications Ltd., a leading ISP in Hungary. The consideration of $ 9,121,571 consisted of USD 6,500,000 in cash and 677,201 of the Company's common shares valued at $2,487,352 and $ 134,219 in transaction costs. The closing of this acquisition was on 9 June 2004, which is the starting date of consolidation.

     Results of Operations

     Six-month Period Ended June 30, 2004 Compared to Six-month Period Ended June 30, 2003

The Company has reduced losses from operation as compared to last year mainly due to the increased profitability in Slovakia in connection with domain name sales, successful sale of fiber and other non-recurring items in Romania as well as profit generated by the Hungarian operation.

     Revenues

Six months ended June 30,                         2004               2003
                                                  ----               ----
              Total Revenues                   14,419,534         11,436,198

The Company experienced a 26% revenue growth, or an increase of $2,983,336, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

The following table summarizes the main changes in revenue for each of the Company's business segments compared to the previous year with respect to the revenue structure:

Revenue / services                        2004                2003              % change
------------------------------------ ---------------- --------------------- -----------------
ISP activity                            $8,132,074          $5,994,591              +36%
------------------------------------ ---------------- --------------------- -----------------
Int./dom. leased line *(a)              $2,601,432          $3,057,443              -15%
------------------------------------ ---------------- --------------------- -----------------
VOIP (b)                                $3,611,195          $2,192,201              +65%
------------------------------------ ---------------- --------------------- -----------------
Facilities (a)                             $74,833             191,963              -61%
------------------------------------ ---------------- --------------------- -----------------
Total                                  $14,419,534         $11,436,198               26%
------------------------------------ ---------------- --------------------- -----------------

* - primarily Pantel or Pantel related sales,

     (a)  substantially all generated by the Romanian subsidiary

     (b) generated by the Hungarian and Romanian subsidiary. 100% of Romania sales is Pantel direct sales ($852,000 in 2004)

ISP revenue has increased in all countries expect the Czech Republic, while VOIP revenue has increased significantly in Romania. In Romania, international/domestic leased lines revenue has fallen due to higher competition and price pressure, while facilities consist of mainly non-recurring sale of fiber optic cable in 2003, while there was much less revenue from this source in 2004.

     The following table summarize the main changes in revenue compared to the previous year with respect to the geographical source of revenue:

Revenue/country             Revenues in 2004   Revenues in 2003      Change in %
--------------------------- ----------------- -------------------- -------------
Czech Republic                      $498,409             $626,990       (20%)
--------------------------- ----------------- -------------------- -------------
Slovakia                          $1,992,462           $1,616,214        23%
--------------------------- ----------------- -------------------- -------------
Hungary                            6,104,716            4,181,581        46%
--------------------------- ----------------- -------------------- -------------
Romania                           $5,823,947           $5,011,413        16%
--------------------------- ----------------- -------------------- -------------
Total                            $14,419,534          $11,436,198        26%
--------------------------- ----------------- -------------------- -------------

ISP business has decreased 20% in Czech Republic due to the smaller customer base compared to previous years, while the increase in Slovakia of 23% is due exclusively to domain name registration revenue. Overall ISP revenue improved due to the weakness of the US Dollar relative to the Czech Koruna and Slovak Koruna.

Elender Rt is consolidated from 9 June 2004 and represents approximately 20% of the 2004 revenues of Hungary in the above table. The remaining increase of Hungary is due mainly to increased sales on ADSL lines and higher VOIP revenues.

Revenue from international leased lines and IP data services (mostly Euroweb Romania) has decreased due to higher competition, falling margins and price pressure. However, the largest increase in VOIP business was produced in Romania explaining the increase of 16% in overall country revenues. Revenue generated in the six months ended June 30, 2004 was $2,384,000 compared to $1,282,570 in the six months ended June 30, 2003. Within the same period, the margin on this service has fallen.

     Cost of revenues

The following table summarizes the Company's cost of revenues for the six months ended June 30, 2004 and 2003:

Three months ended June 30,                       2004               2003
                                                  ----               ----
              Total cost of revenues           9,324,279          7,152,291

Cost of revenues comprise mostly telecommunication expenses. Gross margin has decreased from 38% in 2003 to 34% in 2004, which was mainly due to the significant increase of low margin voice revenue.

     Operating expenses (excluding depreciation and amortization)

The following table summarizes the Company's operating expenses for the six months ended June 30, 2004 and 2003:

Six months ended June 30,                                        2004               2003
                                                                 ----               ----
           Operating expenses (excluding depreciation and     4,501,449          3,831,836
           amortization)

Overall operating expenses (excluding depreciation, amortization) increased by 18% mostly due to the consolidation of Elender from 9 June 2004 (approximately 7% of the increase) and the exchange rate movement of USD in Slovakia, Czech and Hungary (approximately 6% of the increase).

     Depreciation and amortization

The following table summarizes the Company's depreciation and amortization for the six months ended June 30, 2004 and 2003:

Six months ended June 30,                            2004               2003
                                                     ----               ----
Depreciation                                       588,281            845,790
Amortization of intangibles                         44,644             33,454
      Total depreciation and  amortization         632,925            879,244

Depreciation has decreased by $257,509 in the six months ended June 30, 2004 compared to the same period in 2003 due to the strict control of capital expenditures on equipment in 2003 and the first half of 2004. Amortization of intangibles of $44,644 related to certain customer contracts of Elender which were recognized as intangible assets upon acquisition of Elender. In 2003, amortization of intangibles related to the customer lists of Euroweb Romania, which are now fully amortized.

     Net interest income

     The following table summarizes the Company's net interest income for the six months ended June 30, 2004 and 2003:

Six months ended June 30,                          2004               2003
                                                   ----               ----
Interest income                                  132,451             231,893
Interest expenses                                172,869              91,560
              Net interest expense               (40,418)            140,333

The decrease in net interest income is due to the fact that (i) less interest-generating funds were available in this period than in the same period of the previous year, (ii) the effective interest rate on these investments has decreased over the periods in question (iii) securities expired on February 15, 2004, and there was no other investment made due to cash needs of further acquisitions in 2004 (iv) consolidation of Elender Rt. has increased interest expense, and therefore reduced net interest income.

     Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities were approximately $5,335,210 as of June 30, 2004, a decrease of approximately $9.1 million from the end of fiscal year 2003. The decrease was primarily due to the acquisition of Euroweb Rt. (approximately $ 2.1 million) and the acquisition of Elender Rt. (approximately $ 6.6 million).

     After the acquisitions, the consolidated working capital (excluding deferred revenue) is still more than $2,000,000 and management believes that the Company will be able to meet its financial obligations and capital expenditure needs over the next twelve months. The Company's financial situation is stable, as current assets cover all current trade, loan and other liabilities of the company.

     Management believes, that the synergy effects and potential business opportunities of the merged Hungarian entities will significantly improve cash generating ability and will reduce the loans and trade liabilities of the Company in the coming few years. Management also believes that with its existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements until at least the next 12 months taking into account the new acquisitions.

     Inflation and Foreign Currency

     The Company maintains its books in local currencies, including the Czech Koruna for Euroweb Czech Republic, the Hungarian Forint for Euroweb Hungary, and the Slovak Koruna for Euroweb Slovakia. However, the U.S. Dollar is the functional currency of Euroweb Romania as it operates in an hyper-inflationary economy.

     The Slovakian Koruna has strengthened by 13%, the Czech Korona has strengthened against the U.S. dollar by approximately 7%, while the Hungarian Forint has strengthened against U.S. dollar by approximately 8% using the average rates for the six month periods ended June 30, 2003 and 2004.

     Effect of Recent Accounting Pronouncements

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

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

                                     PART II

Item 1. Legal Proceedings

The Company is not a party to any material legal proceedings as of the date of this report except the following:

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

On June 9, 2004, the Company issued 677,201 shares of common stock to the shareholders of Elender Rt., an ISP in Hungary, a partial consideration of all of the outstanding shares of Elender.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 25, 2004, the Company held its annual meeting of shareholders in Budapest, Hungary. The Company's shareholders voted on, and approved, the following three items:

     o The Company's shareholders elected Csaba Toro, Daniel Kwantes, Stewart Reich, Howard Cooper and Hans Lipman as directors to hold office until their successors are elected and qualified

     o The Company's shareholders approved an amendment to the Company's restated Certificate of Incorporation increasing the number of the Company's authorized shares of common stock from 12,500,000 to 35,000,000.

     o    The adoption of the Company's 2004 Stock Incentive Plan.

     o The Company's shareholders approved the Board of Directors' selection of KPMG Hungaria Kft. as the Company's independent auditors for the fiscal year ending December 31, 2004.

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

--------------
1 Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)

2 Filed with Form 10-QSB for quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 12th day of August 2004.


                           EUROWEB INTERNATIONAL CORP.

                               By /s/Csaba Toro
                                   -------------
                                      Csaba Toro
                                      Chairman of the Board