Form 10QSB
period 2004-09-30
EUROWEB INTERNATIONAL CORP
filed 2004-11-19
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from_______________to ________________
            Commission file number 1-1200

                           EUROWEB INTERNATIONAL CORP.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                          13-3696015
          ---------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                       Vaci ut 141, 1138 Budapest, Hungary
                     --------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                           5,342,533
-----------------------------                           ---------
              (Class)                       (Outstanding at November 17, 2004)

Transitional Small Business Disclosures Format (Check one): Yes_____No   X

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX


PART I. Financial Information

Item 1. Financial Statements

   Consolidated balance sheets as of September 30, 2004 (unaudited)
      and December 31, 2003 (restated)                                                                   2

   Consolidated statements of operations and comprehensive loss (unaudited)
        for the three months ended September 30, 2004 and 2003 and nine months ended
        September 30, 2004 and 2003 (restated)                                                           3

   Consolidated statements of stockholders' equity for the nine months ended
       September 30, 2004 (unaudited) and twelve months ended December 31, 2003 (restated)               4

   Consolidated statements of cash flows (unaudited) for the nine months
       ended September 30, 2004 and 2003 (restated)                                                      5

   Notes to interim (unaudited) Consolidated Financial Statements                                        6

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                             14

Item 3.       Controls and Procedures                                                                   22

PART II.      Other Information                                                                         23


Signature                                                                                               24

                                                                                                        27


                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  September 30,                 December 31,
                                                                                      2004                          2003
                                                                                  ------------                  -----------
                                                                                   (Unaudited)            (restated see Note 8)
ASSETS
  Current Assets
    Cash and cash equivalents                                                      $ 4,607,608                  $ 3,043,703
    Investment in securities                                                                 -                   11,449,669
    Trade accounts receivable, net                                                   3,166,749                    1,305,268
    Related party receivables                                                        1,439,565                    1,145,069
    Current portion of note receivable                                                  21,771                      173,911
    Prepaid and other current assets                                                 2,315,421                    1,604,424

         Total current assets                                                       11,551,114                   18,722,044
                                                                                  ------------                  -----------
  Property and equipment, net                                                        7,057,793                    2,782,239
  Assets under construction                                                            435,023                       47,853
  Intangibles - customer contracts                                                   2,167,015                            -
  Goodwill                                                                           5,943,821                      566,000
                                                                                  ------------                  -----------
       Total assets                                                                $27,154,766                  $22,118,136
                                                                                  ============                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                                          $4,079,193                   $1,323,747
    Related party payables                                                             928,955                    1,962,152
    Related party loan payable - short term portion                                    488,729                      235,679
    Overdrafts and current portion of bank loans                                       435,637                            -
    Current portion of notes payable                                                 1,053,975                            -
    Other current liabilities                                                          715,039                      903,275
    Accrued expenses                                                                 2,157,728                      619,821
    Deferred IRU revenue                                                                46,000                       46,000
    Deferred other revenue                                                           1,116,985                    1,007,464
                                                                                  ------------                  -----------
       Total current liabilities                                                    11,022,241                    6,098,138

   Non-current portion of deferred IRU revenue                                         808,834                      843,334
   Non-current portion of related party loan payable                                   733,093                      942,715
   Non-current portion of bank loans                                                   711,111                            -
   Non-current portion of notes payable                                                181,712                            -
   Non-current portion of lease obligations                                            144,605                      228,686
                                                                                  ------------                  -----------
       Total liabilities                                                            13,601,596                    8,112,873

Commitments and contingencies

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                        -                            -
   Common stock, $.001 par value - Authorized 35,000,000 shares;
   Issued and outstanding 5,342,533 and 4,665,332 shares respectively                   24,807                       24,129
   Additional paid-in capital                                                       50,755,993                   48,227,764
   Accumulated deficit                                                             (36,066,607)                 (33,105,716)
   Accumulated other comprehensive losses:                                             (45,611)                     (25,502)
   Treasury stock -  175,490 common shares, at cost                                 (1,115,412)                  (1,115,412)
                                                                                  ------------                  -----------
      Total stockholders' equity                                                    13,553,170                   14,005,263
                                                                                  ------------                  -----------

      Total liabilities and stockholders' equity                                   $27,154,766                  $22,118,136
                                                                                  ============                  ===========

          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                       Three months ended                 Nine months ended
                                                                          September 30,                      September 30,
                                                                      2004             2003             2004                2003
                                                                     -----------    ----------      ------------       -------------
                                                                                     restated                             restated
Revenues
Third party revenues                                                  8,649,877      4,500,545      $ 19,631,983       $ 13,191,279
Related party revenues                                                2,096,190      1,244,830         5,533,618          3,990,294
                                                                     -----------    ----------      ------------       -------------
              Total Revenues                                         10,746,067      5,745,375        25,165,601         17,181,573

Cost of revenues
 Third party cost of revenues                                         4,951,923      2,020,796        11,606,917          6,764,310
 Related party cost of revenues                                       1,785,613      1,718,025         4,454,898          4,126,802
                                                                     -----------    ----------      ------------       -------------
              Total Cost of revenues                                  6,737,536      3,738,821        16,061,815         10,891,112
                                                                     -----------    ----------      ------------       -------------
   Gross profit                                                       4,008,531      2,006,554         9,103,786          6,290,461


Operating expenses
   Compensation and related costs                                     1,316,364        540,292         3,306,058          2,418,226
   Consulting and professional fees                                   1,220,176        445,166         2,158,069          1,299,616
   Other selling, general and administrative expenses                 1,262,993        864,401         2,836,855          1,963,853
   Depreciation and amortization                                        833,404        421,773         1,466,329          1,301,017
                                                                     -----------    ----------      ------------       ------------
       Total operating expenses                                       4,632,937      2,271,632         9,767,311          6,982,712

Loss from operations                                                   (624,406)      (265,078)         (663,525)          (692,251)

   Net interest (expense) income                                        (89,695)        87,801          (130,113)           228,134

   Gain from sale of subsidiaries                                             -              -            28,751            109,421

Loss before income taxes                                               (714,101)      (177,277)         (764,887)          (354,696)
                                                                     -----------    ----------      ------------       -------------
Provision for income taxes                                                4,436         21,479            50,455             77,057
                                                                     -----------    ----------      ------------       -------------
Net Loss                                                               (718,537)      (198,756)         (815,342)          (431,753)
                                                                     -----------    ----------      ------------       -------------
Other comprehensive (income) loss                                        (2,422)        61,465            20,109            170,443
                                                                     -----------    ----------      ------------       -------------
Comprehensive loss                                                     (716,115)      (260,221)        $(835,451)         $(602,196)
                                                                     ===========    ==========      ============       =============
Net loss per share, basic and diluted                                      (.14)          (.04)             (.16)              (.05)

Weighted average number of shares outstanding, basic and              5,342,533      4,665,332         4,948,753          4,665,332
diluted

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                         Accumulated
                                                             Additional                     Other                         Total
                                       Common Stock           Paid-in     Accumulated   Comprehensive  Treasury       Stockholders'
                                    Shares        Amount       Capital       Deficit     Gains(Losses)    Stock           Equity
                                   ---------      -------   -----------  ------------      --------   -----------     -----------
Balances, December 31, 2002        4,665,332      $24,129   $48,227,764  $(31,314,687)     $236,142   $(1,115,412)    $16,057,936
(restated)
Foreign currency translation loss          -            -             -             -       (45,237)            -         (45,237)

Unrealized loss on securities              -            -             -             -      (216,407)            -        (216,407)
available for sale
Net loss for the period (restated)         -            -             -    (1,791,029)            -             -      (1,791,029)
                                   ---------      -------   -----------  ------------      --------   -----------     -----------
Balances, December 31, 2003        4,665,332      $24,129   $48,227,764  $(33,105,716)     $(25,502)  $(1,115,412)    $14,005,263
(restated)                         ---------      -------   -----------  ------------      --------   -----------     -----------
Foreign currency translation loss          -            -             -             -         6,274             -           6,274
Realized gain on securities                -            -             -             -       (26,383)            -         (26,383)

Deemed distribution (Note 8)               -            -             -    (2,145,549)            -             -      (2,145,549)
Compensation charge on share                                     70,121                                                    70,121
options issued to consultants
Issuance of shares (Elender Rt.      677,201          678     2,458,108                                                 2,458,786
acquisition)
Net loss for the period                    -            -             -      (815,342)            -             -        (815,342)
                                   ---------      -------   -----------  ------------      --------   -----------     -----------
Balances, September 30, 2004       5,342,533      $24,807   $50,755,993  $(36,066,607)     $(45,611)  $(1,115,412)    $13,553,170
                                   =========      =======   ===========  ============      ========   ===========     ===========

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                     ------------------
                                                                                                 2004          2003 (restated)
                                                                                               -------------------------------
Cash flows from operating activities:
   Net loss                                                                                  $   (815,342)      $   (431,753)

   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                                1,466,329          1,301,017
   Foreign currency gain                                                                           43,428             (3,362)
   Compensation expense booked to equity (options issued to consultants)                           70,121                  -
   Realized gain on sale of securities                                                            (26,383)                 -
   Unrealized interest income on securities                                                             -           (272,173)

Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                                            390,083           (565,541)
   Prepaid and other assets                                                                       160,416            (67,865)
   Accounts payable, other current liabilities and accrued expenses                              (290,065)           709,935
   Deferred revenue                                                                                14,504            357,378
                                                                                             ------------       ------------
           Net cash provided by operating activities                                            1,013,091          1,027,636
                                                                                             ------------       ------------

Cash flows from investing activities:
   Maturity of securities                                                                      11,464,000            499,632
   Collection on notes receivable                                                                 152,140            141,274
   Payment of acquisition indebtedness                                                                  -           (180,000)
   Acquisition of 100% of Elender Rt.net of cash and transaction costs                         (6,459,219)                 -
   Acquisition of 51% of Euroweb Rt.                                                           (2,142,000)                 -
   Acquisition of property and equipment                                                       (1,570,738)        (1,199,353)
                                                                                             ------------       ------------
           Net cash provided by (used in) investing activities                                  1,444,183           (738,447)
                                                                                             ------------       ------------
Cash flows from financing activities:
   Change in bank loans and overdraft                                                            (211,375)                 -
   Repayment of notes payable                                                                    (180,161)          (129,945)
   Principal payments under capital lease obligations                                            (425,235)          (386,187)
                                                                                             ------------       ------------
          Net cash used in financing activities                                                  (816,771)          (516,132)
                                                                                             ------------       ------------
Effect of foreign exchange rate changes on cash                                                   (76,598)             3,615
                                                                                             ------------       ------------
Net increase (decrease) in cash and cash equivalents                                            1,563,905           (223,328)
Cash and cash equivalents, beginning of period                                                  3,043,703          2,666,526
                                                                                             ------------       ------------
Cash and cash equivalents, end of period                                                     $  4,607,608       $  2,443,198
                                                                                             ------------       ============
Significant non cash items:
Issuance of shares as part of Elender Rt. acquisition                                        $  2,458,786                  -
New capital leases                                                                           $    140,251       $    245,904



          See accompanying notes to consolidated financial statements.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

1.   Organization and Business

EuroWeb International Corp. (the "Company") is a Delaware corporation which was organized on November 9, 1992. The largest shareholder of Euroweb International Corp. is KPN Telecom B.V. ("KPN"), a Netherlands corporation, with a 43.6% shareholding at September 30, 2004.

The Company owns and operates Internet service providers in the Czech Republic, Hungary, Slovakia and Romania. The Company operates in one business segment.

Acquisition of remaining 51% of Euroweb Hungary Rt.
The Hungarian operations conducted through Euroweb Hungary Rt. were accounted for under the equity method in prior years as the Company owned a 49% interest, however, in February 2004, the remaining 51% of Euroweb Hungary Rt. was purchased from Pantel Telecommunication Rt. ("Pantel Rt.") and is fully consolidated in the financial statements for all periods presented. Pantel Rt. is majority owned by KPN. The consideration paid by the Company for the 51% interest comprised EUR 1,650,000 (USD $2,105,000) in cash, guarantees for amounts owed by Euroweb Hungary Rt. to Pantel Rt., and a guarantee that Euroweb Hungary Rt. will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel Rt. in each of the three years ending December 31, 2006.

As the acquisition was made between entities under common control (both Pantel Rt. and the Company were majority owned by KPN Telecom B.V. at the time of acquisition in February 2004), the transaction was accounted for in a manner similar to a pooling-of-interest in accordance with generally accepted accounting principles in the United States of America, with all prior periods being restated as if the entities were combined for all periods presented (see note 2 (a) below).

Acquisition of Elender Business Communications Rt. ("Elender Rt.")
On February 23, 2004, the Company signed a Share Purchase Agreement ("SPA") in connection with its acquisition of all of the outstanding shares of Elender Rt., an Internet Service Provider ("ISP") located in Hungary. Consideration paid of USD $9,142,572 consisted of USD $6,500,000 in cash and 677,201 of the Company's common shares valued at USD $2,458,786 net of registration cost, and USD $134,219 in transaction costs (consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors). The closing occurred on June 9, 2004 and the results of Elender Rt. have been consolidated into the financial statements from this date.

In accordance with the purchase method of accounting prescribed by SFAS No. 141 "Business Combinations" ("SFAS 141"), the Company allocated the Consideration to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. The Consideration has been allocated as follows:

  Fair value of Elender Rt.'s recorded assets acquired and
  liabilities assumed                                                1,351,991
  Identified intangibles - customer contracts                        2,412,759
  Excess purchase price over allocation to identifiable
  assets and liabilities (Goodwill)                                  5,377,822
                                                                   -----------
  Total Consideration                                              $ 9,142,572
                                                                   ===========

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

The purchase price allocation is preliminary and a final determination of the purchase accounting adjustments will be made upon the completion of a final analysis of the total purchase cost. The Company expects to finalize these matters by the end of 2004.

In performing this preliminary purchase price allocation of acquired intangible assets, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of Elender Rt.'s services, among other factors. Acquired identifiable intangible assets obtained in the Company's acquisition of Elender Rt. relate to customer contracts which are being amortized over the estimated useful life of 3 years.

The Company preliminarily estimated the fair values of the identified intangibles - customer contracts using the "income" valuation approach and discount rates ranging from 16% to 18%. The discount rates selected were based in part on the Company's weighted average cost of capital and determined after consideration of the Company's rate of return on debt and equity, and the risk associated with achieving forecasted cash flows.

The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired was preliminarily assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill will not be amortized but will be tested for impairment at least annually. The operating results of Elender Rt. have been included in the Company's consolidated financial statements from the date of acquisition.

Although the former owners of Elender Rt. received shares of common stock of the Company, each of the former owners of Elender Rt. currently holds less than 10% of the outstanding shares of common stock in the Company. Therefore, they are not considered related parties and those transactions are shown as third party transactions in the unaudited interim consolidated financial statements of the Company.

The following table presents unaudited summarized combined results of operations of the Company and Elender Rt., on a pro forma basis, as though the companies had been combined as of January 1, 2003:

  ------------------------ ---------------------- ------------------------ ----------------------- ---------------------
  ****                     Three   months  ended     Three  months ended     Nine   months  ended   Nine  months   ended
                           September 30, 2004         September 30, 2003      September 30, 2004     September 30, 2003
   ----------------------- ---------------------- ------------------------ ----------------------- ---------------------
  Revenues                  $         11,108,420               $11,383,120           $ 35,719,526          $ 33,039,097
  ------------------------ ---------------------- ------------------------ ----------------------- ---------------------
   Net loss                 $           (665,454)              ($1,302,677)            $ (905,935)          $(2,080,987)
  ------------------------ ---------------------- ------------------------ ----------------------- ---------------------
   Net loss per share       $              (0.12)                   $(0.24)               $ (0.17)              $ (0.39)
  ------------------------ ---------------------- ------------------------ ----------------------- ---------------------


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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

2. Summary of Significant Accounting Policies

     (a)  Principles of consolidation and basis of presentation

          The unaudited consolidated financial statements comprise the accounts of the Company and its controlled subsidiaries. All material inter-company balances and transactions have been eliminated upon consolidation and all adjustments, consisting mainly of normal recurring accruals, necessary for a fair presentation, have been made. The purchase of the remaining 51% of Euroweb Hungary Rt. has been accounted in a manner similar to a pooling-of-interest with prior periods being restated (See Note 8). Results for interim periods are not necessarily indicative of the results for a full year.

          The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

          The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003, including the notes thereto, set forth in the Company's annual report on Form 10-KSB filed with the United States Securities and Exchange Commission ("SEC").


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

     (d)  Revenue recognition

          Revenues from Internet services are recognized in the month in which the services are provided, either based on monthly traffic or on fixed monthly fees (leased lines). Revenue for other services, are recognized as the service is performed. Revenues from prepaid calling card sales (i.e. "Neo-phone cards" sold by Euroweb Hungary) are recognized when the customer uses the cards and are based on the ratio of actual minutes used to minutes purchased. Once the prepaid calling cards expire, any remaining prepaid amounts are recognized as revenues.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

          In 2002, the Company entered into an agreement to provide transmission capacity to a customer pursuant to an indefeasible rights-of-use agreement ("IRU") that management believes qualifies as an operating lease under Financial Accounting Standards Board Interpretation No. 13, "Accounting for Leases" ("FAS 13"), since the IRU agreement provides rights to use a specific subject asset for a defined period. Full payment was received upon signing, and therefore revenue attributable to the lease is recognized on a straight-line basis over the term of the 20-year lease agreement.

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

          The Company conducts business and maintains its accounts for its subsidiary, Euroweb Romania in the Romanian Lei ("ROL"). In Romania, which has a hyper-inflationary economy, the U.S. dollar is used as the functional currency. The Company's financial statements prepared in ROL are remeasured into U.S. dollars using the following policies:

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

          The net effect of re-measurement from the local currency into the functional currency (US$) is included in the determination of net profit and loss, under `Other selling, general and administration expenses'. Foreign currency transaction gains and losses for all subsidiaries are included in the consolidated results of operations for the periods presented.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

     (g)  Property and equipment

          Property and equipment are stated at cost, less accumulated depreciation. Equipment accounted for as capital leases are stated at the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of equipment using the straight-line method over the shorter of estimated useful life or the lease term.

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

          The Company has preliminarily assigned approximately $2.4 million to customer contract intangible assets related to the acquisition of Elender Rt., and these assets are being amortized over a period of three years. The Company preliminarily assigned a value of $5.7 million to Goodwill related to the acquisition of Elender Rt. However, a later detailed fixed asset valuation by an independent valuation expert increased the value initially assigned to fixed assets by $ 330,000 and therefore Goodwill was revised to $5.4 million in the third quarter of 2004.

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

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

          Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                Nine months ended September 30,
                                                                  2004                2003
                                                                 ------              ------
        Net loss:
            Net loss as reported                            $    (815,342)        $    (431,753)
            Additional FAS 123 compensation expense              (553,027)                    -
            Pro forma net loss                                 (1,368,369)             (431,753)

        Basic and diluted loss per share:
            As reported                                     $      (0.16)          $      (0.05)
            Pro forma                                              (0.28)                 (0.05)


3. Related party loan payable

Freestart Kereskedelmi es Szolgaltato Kft. (,,Freestart"), a wholly-owned subsidiary of Euroweb Hungary Rt., has a loan from Pantel Rt. of HUF 245 million (approximately $1.222 million) plus 13% annual interest.

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

On June 1, 2004, Elender Rt. (which is now a wholly owned subsidiary) entered into a bank loan agreement with Commerzbank (Budapest) Rt. The agreement consists of a loan facility of HUF 300 million (approximately $1.5 million) of which approximately $1 million was outstanding at September 30, 2004. The loan is to be repaid in quarterly installments of HUF 14.5 million (approximately $72,500), commencing November 30, 2004. The interest rate is BUBOR (Budapest Interbank Offered Rate) + 1.35%.

In addition, the bank also provided an overdraft facility of HUF 150 million (approximately $720,000) to Elender Rt., of which approximately $146,389 was drawn down as at September 30, 2004. The interest rate is BUBOR (Budapest Interbank Offered Rate) + 1%.

Notes payable (approximately $1,235,687 as at September 30, 2004) relate to outstanding Elender Rt. liabilities to three previous shareholders of Elender
Rt.: Vitonas Investments Limited, Certus Kft. and Rumed 2000 Kft.. Approximately $508,000 is payable on December 31, 2004, while the remaining amount is payable in four equal quarterly installments of HUF 36.438 million (approximately $182,000), with the final payment on December 31, 2005.

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements

5.  Stockholders' Equity

On April 28, 2004, the Company granted 125,000 options to the Chief Executive Officer and an additional 195,000 options to five employees and 45,000 options to two consultants of the Company. All of these options have an exercise price equal to the market price on day of grant ($4.78), vest over a period of between 3-4 years and relate to future services to be performed. There were no options or warrants exercised during this period. As the Company follows APB 25 with respect to accounting for grants made to employees, no compensation expense was recorded for the options granted to the Chief Executive Officeer and the five employees. However, the Company will recognize total compensation charges of approximately $162,000 for the grants made to the two consultants, which will be expensed over the vesting period of three years (compensation expense for the nine month period ended September 30, 2004 was $70,121).

In connection with the acquisition of Elender Rt. (Note 1), the Company issued 677,201 of common shares. The Company is required to register the shares of common stock issued in connection with the Elender Rt. acquisition.

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

(b) Lease agreements

The Company's subsidiaries have entered into various capital leases for vehicles and internet equipment (approximately $ 126,368 due in 2005, $ 73,265 due in 2006, and $ 7,955 due in 2007), as well as non-cancelable agreements for office premises ($ 584,264 in each of 2005 and 2006, $ 512,964 in 2007 and $416,000 in
2008).

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

(d) Euroweb Hungary Rt. acquisition

In February 2004, the remaining 51% of Euroweb Hungary Rt. was purchased from Pantel Rt. The Consideration paid by the Company for the 51% interest consisted of EUR 1,650,000 (USD $2,105,000) in cash, guarantees for amounts owed to Pantel Rt. by a subsidiary of Euroweb Hungary Rt., and a guarantee that Euroweb Hungary Rt. will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel Rt. in each of 2004-2006.

                          Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements



(e) Elender Rt. acquisition

The Company is in the process of registering the shares of common stock issued in connection with the Elender Rt. acquisition. Pursuant to section 1 of the Registration Rights Agreement signed on June 1, 2004 with the Sellers of Elender Rt., if the shares of common stock are not registered within 120 days of Closing (Closing was on June 9, 2004) for reasons attributable to the Company, a penalty of $ 2,000 per day is payable until the shares are registered.

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

The Association of Internet Providers in Slovakia ("API") started a legal procedure relating to the deadline for registering in order to migrate to the new domain registration system. Initially Euroweb Slovakia set a deadline of early 2003 for registration, but extended this deadline to November 2003 due to the lack of registrants. API claims that this was unfair to early registrants as they had to pay six or seven months of additional fees more than the registrants who registered in November 2003. On 15 July 2004, the Anti-Monopoly Office dismissed the claim of API. However, API can appeal against this decision although management is confident that the decision of the Anti-Monopoly Office will be upheld. As of November 8, 2004 API has not filed an appeal.

There are no known significant legal procedures that have been filed and are outstanding against the Company.

(g)  Capital expenditure commitment

In August 2004, Euroweb Romania won a tender to provide domestic leased line services over a period of 10 years. In connection with this transaction, the company estimates that an investment of approximately $1,600,000 will be required, of which approximately $350,000 has already been spent. The remaining $ 1,250,000 will be spent over the next six months.

7.  Related Party Transactions

The provision of international/domestic leased line and VOIP services are being provided in conjunction with Pantel Rt., an entity which is majority owned and controlled by KPN Telecom B.V. (which is also the largest shareholder of the Company as at September 30, 2004 it held 43.6% of the Company's outstanding shares of common stock). In the first nine months of 2004 and fiscal 2003, Pantel Rt. was the most significant trading partner of the Company comprising approximately 67% of the 2004 revenues of Euroweb Romania (translating into 22% of the consolidated revenues of the Company).

                           Euroweb International Corp.
          Notes to Interim Unaudited Consolidated Financial Statements


8. Restatement of consolidated financial statements

Under accounting principles generally accepted in the United States of America ("US GAAP"), FASB Statement No. 141, Business Combinations, requires transfers of net assets or exchanges of shares between entities under common control to be accounted for by the receiving entity at carryover or the predecessor basis of the transferring entity. Any excess of purchase consideration over book value is recorded as a capital transaction or deemed distribution resulting in a deduction from retained earnings. Therefore, the Company's purchase of the remaining 51% of Euroweb Hungary Rt. from Pantel Rt. has been accounted for in this manner as KPN was the majority shareholder of both Pantel Rt. and the Company at the time of the acquisition.

Pantel, the Company and KPN took the following steps to ensure the transaction was concluded at arm's length:

     o the two KPN Board members that are common to the Company were not involved in the transaction as they recused themselves from the decision making process. Accordingly, the transaction was reviewed and approved by an independent committee consisting solely of the two independent Board members with the assistance of Csaba Toro the Company's CEO and former Chairman of the Board.

     o an independent accounting firm was commissioned to prepare a valuation of the 51% shareholding which formed the basis of the transaction price.

     o legal advice was sought throughout the process on measures to ensure that KPN or its appointed Board members were not involved in the transaction from the Company's side.

Nonetheless, both Pantel and the Company are entities under the common control of KPN and therefore the transaction is required to be recorded as if it were a pooling of interests (see Note 1).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Operations


Overview

Euroweb International Corp. ("the Company") owns and operates Internet Service Providers in the Czech Republic, Hungary, Romania and Slovakia through its subsidiaries Euroweb Czech Republic spol. s.r.o. ("Euroweb Czech"), Euroweb Hungary Rt. ("Euroweb Hungary") and Elender Business Communications Rt. ("Elender") , Euroweb Slovakia a.s. ("Euroweb Slovakia") and Euroweb Romania S.A. ("Euroweb Romania"). The Company operates in one industry segment, providing Internet access and additional value added services to business customers.

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

For the services in point (2) and (3) in Romania, the main customer of the Company in 2004 and 2003 was Pantel Rt, a related party.

As an Internet Service Provider, the Company generally did not build out optical fibers in the past, rather it has several agreements with infrastructure owners and telecom companies to buy internet and telecom services and resell them to customers, from private individuals to larger corporations. The Company also provides value added services and more comprehensive solutions to its customers. Such structures enable the Company to avoid significant capital expenditures on network development. However without its own infrastructure, the Company's ability to compete with other Internet Service Providers and telecom companies is limited due to existing access costs. In order to mitigate the impact of newly introduced cheaper technology and competition, the Company took several steps, including the following:

     (a)  Built strategic partnership with telecom companies;
     (b) Increased the value added services and offered more comprehensive solutions;
     (c)  Introduced voice and international/domestic leased lines services;
     (d)  Started to build its own optical fiber network in Romania; and
     (e)  Made acquisitions to ensure economies of scale and utilize synergies.

This strategy resulted in a continuous increase in revenue and a reduction of losses over the last two years and has also increased the cash generating ability of the Company.

Related party transactions - Pantel Telecommunications Rt. (or "Pantel Rt.")


General: The largest customer and supplier of the Company since early 2001 has been Pantel Rt., a Hungary-based alternative telecommunications provider. Pantel operates within the region and has become a significant trading partner for Euroweb Romania through the provision of a direct fibre cable connection which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel Rt.. As a result, Euroweb Romania became the preferred, but not exclusive partner for services in connection with Romania. In addition to this, Euroweb Hungary utilizes significant telecom services from Pantel Rt..

Due to the fact that a significant portion of the Company's revenue is generated by international/domestic leased line and Voice over Internet Protocol services, a number of the Company's representatives have moved to the premises of Pantel Rt. in order to improve co-operation on international projects.

After the acquisition of Euroweb Hungary and Elender Rt. in 2004, the balance and volume of transactions with Pantel Rt. has changed significantly. First, the net receivable position in the past (related party receivables less related party liabilities) has changed to a net liability position through the large trade and loan liability position of Euroweb Hungary to Pantel Rt.. Second, sales dependency on Pantel Rt. (i.e. percent of consolidated sales derived from Pantel Rt.) will decrease as Euroweb Hungary and Elender Rt. have insignificant sales to Pantel Rt. Third, dependency on Pantel Rt. as the main supplier of the Company increased as Pantel Rt. is also the main supplier of Euroweb Hungary.

Transactions: Both Euroweb Hungary and Euroweb Romania engage in the following transactions with Pantel Rt.:

(a) Pantel Rt. receives revenue from the provision of the following services to subsidiaries of the Company:

-        Internet and related services;
-        National and international leased and telephone lines;
-        VOIP services;
-        Consulting services; and
-        Interest on a loan to the Company.

     The total amount of these services were USD $4,596,878 (2003: $4,290,341) during the nine month period ended September 30, 2004 of which $141,980 (2003:
$163,539) is interest expense and consulting fees, while the remaining balance is telecom related.

(b) The Company and its subsidiaries received revenue from the provision of the following services to Pantel Rt.:

- Cost of international leased lines and local telephone lines in Slovakia and Romania;
- International/national data and voice over internet protocol services for Pantel;
-    Internet and related services;
-    Consulting services; and
     Commission.

     Total  value  of  these   services  were   approximately   USD   $5,533,618
($3,990,294) in the nine months period ended September 30, 2004.

During the nine months ended September 30, 2004, direct sales to Pantel Rt. were 22% of total consolidated revenue, but Euroweb Romania's dependency on Pantel Rt. is even greater than this figure suggests. Some third party sales involve Pantel Rt. as the subcontractor/service provider for the international/domestic lines (hence the revenues related to Pantel Rt. are greater than the amounts paid to Pantel Rt.), and some third party customers are also clients of Pantel Rt. outside of Romania (i.e. their relationship with Pantel is stronger than their relationship with Euroweb Romania).

Effective dependency on Pantel Rt. - taking into account direct and Pantel Rt.-related sales - represents approximately 30% of total consolidated revenues of the Company and approximately 85% of total sales of Euroweb Romania. There is no such dependency in the case of Euroweb Czech, Euroweb Hungary or Euroweb Slovakia.

With respect to pricing, agreements are made at market prices or a split of the margin based on the financial investment into the specific services by each of the parties. The Company always considers alternative suppliers for each individual project.

In 2004, KPN Telecom B.V. (the majority owner of Pantel Rt. and the largest shareholder in the Company), announced its intention to divest its interest in Pantel Rt., with certain sale agreements being signed with a view to final consummation in 2005. If final consummation occurs, then the Company will no longer be a related party with Pantel Rt. It cannot be predicted in advance whether this change will have an influence on the business relationship between the Company and Pantel Rt. However, Company management is confident - although it cannot be assured - that the current business agreements were made on arms-length principles and are beneficial to both parties, and therefore significant changes may not occur.


     Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Accounting policies the Company believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements are the same as those described in its Annual Report on Form 10-KSB for the year ended December 31, 2003.

     Acquisitions

On February 12, 2004, the Company entered into an agreement with Pantel Rt. to acquire Pantel Rt.'s 51% interest in Euroweb Hungary, a provider of Internet services and based in Budapest, Hungary. The Company previously owned 49% of Euroweb Hungary and, as a result of this acquisition, Euroweb Hungary became a wholly-owned subsidiary of the Company. The purchase price paid by the Company for Pantel's interest in Euroweb Hungary was EURO 1,650,000 ($2,105,000) in cash. Under accounting principles generally accepted in the United States of America ("US GAAP"), FASB Statement No. 141, Business Combinations, requires transfers of net assets or exchanges of shares between entities under common control to be accounted for by the receiving entity at carryover or the predecessor basis of the transferring entity. Any excess of purchase consideration over book value is recorded as a capital transaction or deemed distribution resulting in a deduction from retained earnings. Therefore, the Company's purchase of the remaining 51% of Euroweb Hungary Rt. from Pantel Rt. has been accounted for in this manner as KPN was the majority shareholder of both Pantel Rt. and the Company at the time of the acquisition.

On February 23, 2004, the Company signed an agreement to acquire all of the outstanding shares of Elender Rt., a leading ISP in Hungary. The consideration of $9,142,572 consisted of $6,500,000 in cash and 677,201 of the Company's common shares valued at $2,458,786 and $134,219 in transaction costs. The closing of this acquisition was on June 9, 2004, which is the starting date of consolidation. The Company is required to register the shares of common stock issued in connection with the Elender Rt. acquisition.

     Results of Operations


     Nine-month Period Ended September 30, 2004 Compared to Nine-month Period Ended September 30, 2003

With the inclusion of Elender Rt. in the profit and loss statements from June 9, 2004, revenues and costs have increased significantly, however the $624,406 loss from operations for the three months ended September 30, 2004 is due to two main factors: (1) $400,000 spent on a special marketing campaign due to the acquisitions of Euroweb Hungary and Elender Rt. together with a renewed "Euroweb" brand introduction and (2) amortization of $245,744 related to the customer contracts of Elender Rt. being amortized over a period of three years.

The Company plans to finalize the legal and organizational merger of Euroweb Hungary. and Elender Rt. in the fourth quarter of 2004, so management expects to realize certain synergy effects mainly from 2005 onwards.

         Revenues


Nine months ended September  30,                     2004               2003
              Total Revenues                      25,165,601         17,181,573

The Company experienced a 46% revenue growth, or an increase of $7,984,028, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase was mainly due to the Elender Rt. acquisition and increase in VOIP services.

The following table summarizes the main changes in revenue for each of the Company's revenue sources compared to the previous year:

------------------------------------ --------------------- --------------------- --------------
Revenue / services                   2004 (9 months Sept   2003 (9 months Sept     % change
                                             30)                   30)
------------------------------------ --------------------- --------------------- --------------
ISP activity                              $14,216,434            $8,907,044           +60%
------------------------------------ --------------------- --------------------- --------------
Int./dom. leased line *(a)                $ 4,163,635            $4,772,953          (13)%
------------------------------------ --------------------- --------------------- --------------
VOIP (b)                                  $ 6,692,496            $3,256,785          +105%
------------------------------------ --------------------- --------------------- --------------
Facilities (a)                            $    93,036               244,791          (62)%
------------------------------------ --------------------- --------------------- --------------
Total                                     $25,165,601           $17,181,573            46%
------------------------------------ --------------------- --------------------- --------------

* - primarily Pantel or Pantel related sales,
   (a)      substantially all generated by the Romanian subsidiary
   (b)      generated by the Hungarian and Romanian subsidiaries.

ISP revenue analysis

87% of the 60% increase in ISP revenue is due to the acquisition of Elender Rt. The remaining growth of ISP revenue (13%) can be attributed to the weakness of the US Dollar (7%-13% depending on comparisons with Hungary, Slovakia or Czech) and organic growth compared to the previous year. Due to economic conditions and pricing issues, customers - having access type services - generally transfer from higher monthly fee subscriptions to lower monthly fee subscriptions, and therefore the revenue growth possibilities in this segment is limited.

Leased Line revenue analysis

Revenue from international leased lines and IP data services produced by Euroweb Romania has decreased by 13% compared to last year. This service is provided in relationship with Pantel Rt.'s client base and services, and are generally provided to Internet Service Providers, telecommunication firms, and other international companies. Due to developments in the Romanian market in the last few years, these individually agreed wholesale prices have dropped (from 20% to more than 50%). Although the Company was able to obtain some new customers and contracts to offset the reduction in prices, further decreases in overall revenues from this source may be experienced in the future.


VOIP Service revenue analysis

--------------------------------------------- -------------------- --------------------- ---------------
VOIP services revenue                           2004 (9 months     2003 (9 months Sept      % change
                                                   Sept 30)                30)
--------------------------------------------- -------------------- --------------------- ---------------
Retail voice origination                             748,020              343,376             +118%
--------------------------------------------- -------------------- --------------------- ---------------
Wholesale voice termination (a)                    3,507,774            1,771,724               98%
--------------------------------------------- -------------------- --------------------- ---------------
Neophone prepaid phonecard (b)                     2,436,702            1,141,685              113%
--------------------------------------------- -------------------- --------------------- ---------------
Total                                             $6,692,496           $3,256,785              105%
--------------------------------------------- -------------------- --------------------- ---------------

(a) substantially all generated by the Romanian subsidiary, and 100% sales to Pantel
(b)  generated by the Hungarian subsidiary.

Retail voice origination is provided to corporate customers over leased lines. Such services enable the Customers to reduce their costs for international, long distance and local calls initiated by them. These services are provided to large number of clients in Hungary and Romania. The company has experienced demand for these services and increased traffic especially in Romania.

Wholesale voice termination is voice minutes received from Pantel Rt. and forwarded to Romanian telecommunication companies. Such services have increased by 98%, but the margin has fallen significantly in 2004 as in middle of 2003, the Company changed its wholesale voice termination business model, which resulted in an approximate 10% reduction in wholesale margins. It is a price sensitive service which is also affected by the regulatory environment in Romania. The service bears a high risk that the voice traffic can be completely eliminated and this may occur at any time, although impact on consolidated gross profit will be limited as margins are low.

Neophone prepaid phonecards enable users to make cheaper international calls compared to the rates of the incumbent telecom operators, and were first introduced three years ago in Hungary. During this time, the number of users and voice traffic has continuously and significantly increased. In the nine months ended September 30, 2004, revenues from phone cards have increased by 113% compared to previous years. From 2004, competition has introduced aggressively low prices: up to 50% discounts depending on the destination of calls compared to previous periods. Consequently, the Company has also had to reduce its prices, and so this development may impair the increase of such revenues in the following quarters.

Facilities revenue analysis

Revenues from facilities consist of mainly non-recurring sale of fiber optic cables in 2003, while such source of revenue has decreased substantially in 2004.

Geographic revenue analysis

     The following table summarizes the main changes in revenue compared to the previous year with respect to the geographical source of revenue:

------------------------ --------------------- --------------------- -----------
Revenue/country          2004 (9 months Sept   2003 (9 months Sept    Change in
                                 30)                   30)                %
--------------------------------------------- --------------------- ------------
Czech Republic                       $736,844              $894,315        (18%)
------------------------ --------------------- --------------------- -----------
Slovakia                           $2,901,760            $2,469,216         18%
------------------------ --------------------- --------------------- -----------
Hungary                           $12,434,830            $6,280,734         98%
------------------------ --------------------- --------------------- -----------
Romania                            $9,092,167            $7,537,308         21%
------------------------ --------------------- --------------------- -----------
Total                             $25,165,601           $17,181,573         46%
------------------------ --------------------- --------------------- -----------

The decrease of 18% in the Czech Republic is the result of two factors: a decrease of 24% in the ISP business due to a reduced customer base compared to previous years and an increase due to the strengthening of the Czech Koruna against the US Dollar.

The increase of 18% in Slovakia is due to an increase in domain registration revenue (3%) and the strengthening of the Slovak Koruna against the US Dollar.

Elender Rt. is consolidated from June 9, 2004, and therefore the Hungarian operations have almost doubled, mainly (78%) due to this acquisition. The remaining increase in Hungary is because the Hungarian Forint has also strengthened against the US Dollar and the organic growth.

The Romanian operations have experienced an additional 21% revenue increase compared to previous years due to increased wholesale voice termination (113%) and ISP revenue (40%), while a decrease was realized in revenues from international/domestic leased lines (13%).


         Cost of revenues

The following table summarizes the Company's cost of revenues for the nine months ended September 30, 2004 and 2003:

Nine months ended September 30,                      2004               2003
                                                     ----               ----
            Total cost of revenues                16,061,815         10,891,112

Cost of revenues comprise mostly telecommunication expenses. Gross margin is consistent at 36% for the nine-month periods ended September 30, 2004 and 2003. However, the fact that the 2004 margin did not change from the prior year is due to two offsetting variables: the significant increase of low margin voice revenue which had a downward impact on the overall margin, and the consolidation of Elender Rt. which has a higher gross margin than the average margin, resulting in an upward impact on the overall margin.

         Operating expenses (excluding depreciation and amortization)

The following table summarizes the Company's operating expenses for the nine months ended September 30, 2004 and 2003:


Nine months ended September 30,                                2004               2003
                                                               ----               ----
     Operating expenses (excluding depreciation and          8,300,982          5,681,695
     amortization)



Overall operating expenses (excluding depreciation and amortization) increased by 46%. A part of the increase (54%) was due to the consolidation of Elender Rt. from June 9, 2004. Moreover, in the third quarter, the Company conducted a significant marketing campaign in Hungary (related to the merger of Elender Rt.) resulting in more than $400,000 (15%) of expenditures. The company expects to finalize the merger of the Hungarian operations by the end of this year, and management believes that most of the expected synergy and operating cost savings can be achieved starting from 2005 onwards.

         Depreciation and amortization

The following table summarizes the Company's depreciation and amortization for the nine months ended September 30, 2004 and 200

Nine months ended September 30,                        2004               2003
                                                       ----               ----
Depreciation                                        1,220,585          1,250,836
Amortization of intangibles                           245,744             50,181
        Total depreciation and  amortization        1,466,329          1,301,017

Depreciation has decreased by $30,251 in the nine months ended September 30, 2004 compared to the same period in 2003. Although depreciation increased by $362,217 due to the acquisition and consolidation of Elender Rt., this was offset by the reduction ($353,313) of depreciation in Euroweb Hungary and its subsidiary Freestart Rt. The bulk of the reduction (over 75%) is due to the depreciation of Freestart Rt., because certain high-value computer equipment have been fully depreciated.

Amortization of intangibles of $245,744 in 2004 related to certain customer contracts of Elender Rt. which were recognized as intangible assets upon acquisition of Elender Rt. In 2003, amortization of intangibles related to the customer lists of Euroweb Romania (which were fully impaired in 2003).


         Net interest income

     The following table summarizes the Company's net interest income for the nine months ended September 30, 2004 and 2003:

Nine months ended September 30,                       2004               2003
                                                      ----               ----
Interest income                                      165,746           356,374
Interest expenses                                    295,859           128,240
              Net interest (expense) income         (130,113)          228,134


The decrease in net interest income is due to the fact that (i) less interest-generating funds were available in this period than in the same period of the previous year, (ii) the effective interest rate on these investments has decreased over the periods in question (iii) securities expired on February 15, 2004, without new investments being made due to cash being needed to fund acquisitions in 2004, and (iv) consolidation of Elender Rt. has increased interest expense by $91,639 due to loans outstanding, and therefore reduced net interest income.

         Liquidity and Capital Resources

     In recent years the Company maintained approximately $11 million in cash invested into US Government Securities, which expired in February 2004. The main source of these funds were capital injections to the Company by KPN Telecom B.V. in the past.

     As of September 30, 2004, the Company's cash, cash equivalents and marketable securities were $4,607,608, a decrease of approximately $9.9 million from the end of fiscal year 2003. The decrease is primarily due to the acquisition of Euroweb Hungary (approximately $ 2.1 million), the acquisition of Elender Rt.(approximately $ 6.6 million) and partial repayments of related party trade liabilities.

     Management believes, that the synergy effects and potential business opportunities of the merged Hungarian entities may contribute to improving the Company's cash generating ability from 2005. The Company intends to reduce the loans and trade liabilities of the Company from any such cash generated.

     After the acquisitions, the consolidated working capital (current assets less current liabilities excluding deferred revenue) is still more than $1.6 million, and management believes that there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements for at least the next 12 months. In case of further acquisitions, the Company may raise additional funds or it may sell non-strategic assets within one year in order to finance such movements.


         Inflation and Foreign Currency

     The Company maintains its books in local currencies, including the Czech Koruna for Euroweb Czech Republic, the Hungarian Forint for Euroweb Hungary, and the Slovak Koruna for Euroweb Slovakia. However, the U.S. Dollar is the functional currency of Euroweb Romania.


     The Slovakian Koruna has strengthened by 13%, the Czech Korona has strengthened against the U.S. dollar by approximately 7%, while the Hungarian Forint has strengthened against U.S. dollar by approximately 8% using the average rates for the nine month periods ended September 30, 2004 and 2003.



         Effect of Recent Accounting Pronouncements


     In April 2003, the Financial Accounting Standards Board ("FASB") announced that it would mandate the fair value method of accounting for all stock-based awards. The FASB issued an Exposure Draft of a proposed statement on March 31, 2004, which is subject to a comment period. If enacted, the change in accounting is not expected to be effective for the Company until the fiscal year 2005. Until a final statement is issued, the Company cannot estimate the effect that this change in accounting would have on its consolidated statement of operations.

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

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The Company advises you to review any additional disclosures made in its 10-QSB, 8-K, and 10-KSB reports filed with the Securities & Exchange Commission



Item 3.  Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive
Officer  and  the  Chief  Accounting  Officer,   concluded  that  the  Company's
disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

                                     PART II

Item 1. Legal Proceedings

The Company is not a party to any material legal proceedings as of the date of this report.



Item 2. Changes in Securities

          None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

          None


ITEM 5. OTHER INFORMATION

          Janos Koka, a director of Euroweb International Corp. and a director and executive officer of ELENDER Business Communications Services Ltd. ("Elender"), a wholly-owned subsidiary of the Company, resigned from all positions with the Company and Elender effective October 4, 2004.

          On November 9, 2004, the Board of Directors voted to appoint Gabor Ormosy as a director of the Company to fill the vacancy caused by the resignation of Janos Koka.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits (numbers below reference Regulation S-B, Item 601)

(3)  (a) Certificate of Incorporation filed November 9, 1992(1)
     (b)  Amendment to Certificate of Incorporation filed July 9, 19972
     (c)  Restated Certificate of Incorporation filed May 29, 2003


     (d)  Restated By-laws (filed herewith)

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 19th day of November 2004.





                                            EUROWEB INTERNATIONAL CORP.


                                             By  /s/Csaba Toro
                                                 -------------
                                                    Csaba Toro
                                                    Chairman of the Board