Form 10KSB
period 2004-12-31
EUROWEB INTERNATIONAL CORP
filed 2005-03-31
CIK 905428

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to_________________

                         Commission File Number 001-1200

                           EUROWEB INTERNATIONAL CORP.
           (Name of small business issuer as specified in its charter)

            Delaware                                          13-3696015
            --------                                          ----------
(State or other jurisdiction of                           I.R.S.  Employer
 incorporation or organization)                           Identification No.)

                       1138 Budapest, Vaci ut 141. Hungary
                       -----------------------------------
                    (Address of principal executive offices)

Issuer's telephone number,  including area code:

                 (+36) 1-88-97-101, Facsimile:(+36)-1-88-97-100
                 ----------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

        Title of Each Class            Name of Each Exchange on which Registered
-------------------------------------- -----------------------------------------
Common Stock, par value $.001 per share               NASDAQ SMALL CAP

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer had revenues of $36,615,725 for the year ended December 31, 2004. As of March 25, 2005, 5,342,533 shares of Common Stock were outstanding of which 3,016,490 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 1, 2005 was $9,743,263 (based upon the closing bid price on such date on the Nasdaq of $3.23).


Transitional Small Business Disclosure Format (check one):

Yes ___  No  X



                                TABLE OF CONTENTS

                                                                                                                Page
PART I            ................................................................................................3

   Item 1.        Description of Business.........................................................................3
                  EuroWeb Strategy................................................................................3
                  Entry into ISP Market in Central Europe and History of Acquisitions.............................3
                  Products and Services...........................................................................6
                  Customers.......................................................................................7
                  Network Operations and Technical Support........................................................7
                  Sales and Marketing.............................................................................8
                  Government Regulations..........................................................................8
                  Employees.......................................................................................8

   Item 2.        Description of Properties.......................................................................8

   Item 3.        Legal Proceedings...............................................................................9

   Item 4.        Submission of matters to a vote of security holders.............................................9


PART II           ................................................................................................9

   Item 5.        Market For Registrant's Common Equity And Related Stockholder Matters...........................9
                  Market Information..............................................................................9
                  Holders of Common Stock........................................................................10
                  Dividends......................................................................................10

   Item 6.        Management's Discussion and Analysis of Financial Condition and Results of Operations..........11
                  Operations.....................................................................................11
                  Results of Operations..........................................................................18
                  Year Ended December 31, 2004 compared to Year Ended December 31, 2003..........................18
                  Liquidity and Capital Resources................................................................23
                  Inflation and Foreign Currency.................................................................24
                  Effect of Recent Accounting Pronouncements.....................................................24
                  Risk Factors...................................................................................25

                  Forward-Looking Statements.....................................................................29

   Item 7.        Financial Statements...........................................................................F-1

   Item 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........30

   Item 8A   CONTROLS AND PROCEDURES.............................................................................30

   Item 8B   OTHER INFORMATION...................................................................................30






PART III     ....................................................................................................31

   Item 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                  WITH SECTION 16(A) OF THE EXCHANGE ACT.........................................................31


   Item 10.       EXECUTIVE COMPENSATION.........................................................................34

   Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................38

   Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................40

PART IV      ....................................................................................................41

   Item 13.       EXHIBITS.......................................................................................41


   Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES  .......................................................42

                                     PART I

Item 1.  Description of Business

History of Business

     EuroWeb International Corp. (the "Company" or "EuroWeb") is a Delaware corporation which was organized on November 9, 1992. It was a development stage company through December 31, 1993.

     The Company operates in Hungary, Slovakia and Romania, through its subsidiaries Euroweb Hungary Rt.. ("Euroweb Hungary"), Euroweb Slovakia a.s. ("Euroweb Slovakia") and Euroweb Romania S.A. ("Euroweb Romania"). On December 16, 2004, the Company disposed of Euroweb Czech and no longer has operations in the Czech Republic. In early 2005, the Company has decided to sell Euroweb Slovakia and therefore in 2005 Euroweb Slovakia will be considered discontinued operations for U.S. financial reporting purposes.

     The Company provides Internet access and additional value added services including international/national leased line and voice services primary to business customers.

     KPN Telecom BV owned approximately 43.54% of EuroWeb's outstanding shares of common stock as of December 31, 2004. In 2004, KPN Telecom B.V. announced its intention to divest its interest in Pantel Rt., with certain sale agreements being signed with a view to final consummation in 2005. In addition, on January 28, 2005, KPN entered into a Stock Purchase Agreement whereby it sold to CORCYRA d.o.o., a Croatian company ("CORCYRA"), 289,855 shares of our common stock for US $1,000,000 on February 1, 2005 and has also agreed to sell its remaining 2,036,188 shares of our common stock on or prior to April 30, 2006.


EuroWeb Strategy

     The Company strives to be a leading supplier in Central Europe to businesses of complete communications solutions using Internet technologies. Rather than servicing individual users, the Company focuses its efforts on business users and seeks to satisfy all their needs with high quality and reliable service. In addition to Central Europe, the Company seeks opportunities in the United States, provided that they consist of certain parameters which are deemed to be potentially lucrative for the Company.

     The Company's business has shown continued growth since it entered the Internet field in January 1997, and the Company has made various acquisitions in Hungary, the Czech Republic, Slovakia and Romania. The Company's acquisition of Elender Rt. in Hungary has resulted in a more than 50% increase in consolidated revenues over the previous year. The Company is focusing on its core business and therefore sold its Czech operations in December 2004 and the sale of Euroweb Slovakia in 2005 is probable. However, the Company is constantly reviewing various business opportunities, which may include either an acquisition or a merger with another company. No assurances can be given that we will be successful in identifying or negotiating or closing any of these potential business opportunities.

Entry into ISP Market in Central Europe and History of Acquisitions/Dispositions

     The Company entered the Internet Service Provider ("ISP") market in Central Europe through various acquisitions of companies in that area over the past five years. All share figures in the discussion below have been restated to reflect the one for five reverse stock split effective August 21, 2001.

Hungary

     On January 2, 1997, the Company acquired all of the outstanding stock of three Hungarian ISPs for a total purchase price of approximately $1,785,000, consisting of 28,800 shares of common stock of the Company and $1,425,000 in cash (collectively, the "1997 Acquisitions"). The 1997 Acquisitions included the following:

     o Eunet (Hungary Ltd.) for a total cash cost of $1,000,000, and an assumption of $128,000 in liabilities;
     o E-Net Hungary Telecommunications and Multimedia for a total cash cost of $200,000 and $150,000 in stock (12,000 shares); and
     o MS Telecom Rt. for a total cash cost of $225,000 and $210,000 in stock (16,800 shares).

     Thereafter in 1997, the three Hungarian companies were combined and merged into a new Hungarian entity, Euroweb Hungary. On November 22, 1998, the Company sold 51% of the outstanding shares of Euroweb Hungary to Pantel Rt. for $2,200,000 in cash and an agreement to increase the share capital of Euroweb Hungary by $300,000 without changing the ownership ratio (after the capital increase, the ownership ratio remained 49 - 51 percent). In February 2004, the Company acquired the 51% of Euroweb Hungary Rt. that it did not already own from Pantel Rt. and is fully consolidated in the financial statements for all periods presented (see Note 2 (q) in the accompanying 2004 financial statements). The consideration paid by the Company for the 51% interest comprised EUR 1,650,000 (USD $2,105,000) in cash, and a guarantee that Euroweb Hungary Rt. will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel Rt. in each of the three years ending December 31, 2006. In each of 2003 and 2004, Euroweb Hungary and subsidiaries purchased in excess of HUF 700 million (approximately $3,500,000) in services from Pantel Rt. In the event that Euroweb Hungary and its subsidiaries do not satisfy this commitment, Pantel Rt. may charge a penalty equal to 25% of the commitment amount less any services purchased.

     On June 9, 2004, the Company acquired all of the outstanding shares of Elender Business Communications Services Ltd ("Elender Rt."), an Internet
service provider located in Hungary that provides internet access to the corporate and institutional (public) sector and, amongst others, 2,300 schools in Hungary. Consideration paid of USD $9,350,005 consisted of USD $6,500,000 in cash and 677,201 of the Company's common shares valued at USD $2,508,353 excluding registration cost, and USD $341,652 in transaction costs (consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors).

     Under the terms of this agreement, the Company has placed 248,111 unregistered shares of newly issued (in the name of the Company) common stock with an escrow agent as security for approximately $1.5 million loans payable to former shareholders of Elender. The shares will be returned to the Company from escrow once the outstanding loans have been fully repaid. The Company anticipates repaying these loans entirely by the end of 2005, however, if there is a default on the outstanding loan, then the shares will be issued to the other party and the Company is then obliged to register these shares.

Czech Republic

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

     On December 16, 2004, the Company sold all of its shares in its wholly-owned subsidiary, Euroweb Czech for cash of $500,000. However, as a part of the transaction, the Company effectively forgave $400,000 of loans receivable from Euroweb Czech.

Slovakia

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

     All Slovakian operations were then merged into one company under the name of Euroweb Slovakia. In early 2005, the Company decided to sell Euroweb Slovakia and therefore Euroweb Slovakia will be considered discontinued operations for US financial reporting purposes in 2005.

Romania

     On May 19, 2000, the Company purchased all of the Internet related assets of Sumitkom Rokura, S.R.L. an Internet service provider in Romania, for $1,561,125 in cash. The acquisition has been accounted for as an asset purchase with a value of $1,150,000 being assigned to customer lists acquired.

     On June 14, 2000, the Company acquired all of the outstanding shares of capital stock of Mediator S.A., an Internet service provider in Romania for $2,040,000 in cash and the assumption of a $540,000 liability to the former owner payable in annual installments of $180,000 commencing on June 1, 2001. Goodwill arising on this purchase was $2,455,223. Immediately after the purchase the name was changed to Euroweb Romania, S.A. This acquisition was effective as of July 1, 2000.

Stock issued to KPN Telecom B.V.

     On February 11, 2000, a special meeting of the shareholders approved the issuance and sale by the Company to KPN Telecom B.V. ("KPN"), a Netherlands Limited Liability Company, of 2,057,348 shares at $7.9 per share and rights to shares equal to all other outstanding warrants, options and other securities at $6.9 per share. At closing KPN exercised its option to purchase 303,362 shares at $6.9 per share in addition to the 2,057,348 shares at $7.9 per share. These approvals gave KPN control of 51% of the Company's common stock, representing voting control of the Company. This transaction provided the Company with more than $18,000,000 in capital to fund future acquisitions.



Products and Services

The activity of the Company can be divided into the following categories:

     o Traditional ISP services: (a) Internet access, (b) Content, Web, Advisory and other services, including IT services

     o International/national leased line, IP data services (IP connections between different countries);

     o    Voice or Voice over IP services; and

     o Facilities (sale, rent and maintenance of dark fiber between the Hungarian border and the Romanian City of Timisoara)

     o Any feature of service that might be considers a combination of the above.

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

Voice or voice over IP services

     The Company offers several voice products to private individuals and businesses. They can be categorized as follows:

     (a) Wholesale voice termination: Capitalizing on its existing international presence and cross border connections, EuroWeb offers voice services to major carriers based on Internet Protocol (IP), SS7 or other technology. Carriers sends Voice minutes to/from the region in which EuroWeb operates. Euroweb's most significant VOIP partner is Pantel Rt.
     (b) Retail voice origination: businesses may use phone services through leased line on competitive international and long distance rates through Euroweb network.
     (c) Neophone prepaid phonecard: Individuals can benefit on lower cost of international and long distance calls by purchasing this product, which can be used on any phone in the incumbent telecom operator network
     (d) New Neophone products such as: (i) VoIP service accessed through the Internet aimed mainly at the residential segment (ii) CPS (Carrier Pre-Selection) service (iii) Other similar features using VOIP

Customers

     Our customers are mainly local businesses and professionals including telecommunication carriers and multinational corporations. Our customer base uses more than 1,500 leased lines and over 30,000 dial up connections in Hungary, Slovakia, and in Romania as of December 31, 2004.

Network  Operations and Technical Support

     As of December 31, 2004, EuroWeb had a network operations group consisting of approximately 110 people, including technical and customer support employees. EuroWeb's network operations personnel located at EuroWeb's network operations center in Hungary, Slovakia and Romania are responsible for continuously monitoring traffic across EuroWeb's network infrastructure and also to carry out implementation of new customer connections both for Internet and other IP data connections. Both technical support and customer support personnel are currently available from 8 a.m. to 8 p.m., Monday through Friday. At other times, these personnel respond to technical support requests via telephone 24 hours a day. By the end of December 2004, EuroWeb owned or contracted 97 Point of Presences
(POPs) covering the territory of the Hungary, Slovakia and Romania.

Sales and Marketing

     EuroWeb employs approximately 73 persons in sales and marketing. To date, EuroWeb has sold its Internet access and applications products and services primarily through direct personal and telephone contact. The sales force works closely with the customer and technical support group, which is responsible for installation at multiple sites and for support and technical consulting services.

Government Regulations


     EuroWeb is not currently subject to direct government regulation other than laws and regulations applicable to businesses generally. There are specific industry laws that may apply to the local subsidiaries in the field of Internet and Telecommunications. However, with the increasing popularity and use of the Internet, it is likely that new laws and regulations involving the Internet will be adopted at the local, state, national or international levels, covering issues such as domain registration, user privacy, freedom of expression, pricing of products and services, taxation, information security or the convergence of traditional communications services with Internet communications.

Employees

     The Company employs a total of 234 persons in Hungary, Slovakia and Romania all of whom are full-time employees. None of the Company's employees is represented by a labor organization.

Item 2.  Description of Properties

     The following table lists the office spaces that the Company and its subsidiaries lease from unaffiliated persons:

c                                                                                                Rent
                                                                                               Amount/
       Lessor               Address of Property               Primary Use         Sq. feet     Month    Lease Terms
---------------------    --------------------------    ------------------------ ---------   ---------- -----------------

Euroweb Hungary           Vaci ut 141.                  stockholder relations,       18,000         EUR    December
                          H-1138                        general executive,                       27,000    31, 2008

                          Budapest, Hungary             general operation                                  non-cancelable


Euroweb Slovakia *        Priemyselna 1/A               general operations           14,274     $12,500    August 31,
                          SK - 821 09                                                                            2007
                          Bratislava, Slovakia

                                                                                                           non-cancelable
Euroweb Romania           Lipscani 102 Street, 3rd      general operations            4,951      $9,300    April 15,
                          Floor, NOUVEAU CENTER,                                                            2006
                          Sector 3 Bucharest,
                          Romania                                                                          4 months
                                                                                                             notice

     * Management expects that this lease agreement will be included in any sale of Euroweb Slovakia

     The Company's Chief Executive, Csaba Toro, uses offices provided by Euroweb Rt. No rent was charged in 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2004.

                                    PART II

ITEM 5.  Market For Registrant's Common Equity And Related Stockholder Matters

         Market Information

     The  Company's  Common  Stock  is  traded  on the  Nasdaq  SmallCap  Market
("Nasdaq") under the symbol "EWEB". On August 30, 2001, the shareholders approved a one-for-five reverse stock split of the Company's Common Stock.

     The following table sets forth the high and low bid prices for the Common Stock during the periods indicated as reported by Nasdaq. The prices reported reflect inter-dealer quotations, and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                               High$                      Low$
Quarter Ending:

2003
March 31, 2003                                  3.73                      1.53
June 30, 2003                                   3.25                      1.92
September 30, 2003                              8.30                      2.45
December 31, 2003                               4.82                      3.10


2004
March 31, 2004                                  7.45                      3.70
June 30, 2004                                   6.20                      3.25
September 30, 2004                              3.74                      2.13
December 31, 2004                               5.56                      2.40



On March 29, 2005 the closing bid price on the Nasdaq for the Common Stock was $3.28.

Holders of Common Stock

     As of March 25, 2005, the Company had 5,342,533 shares of Common Stock outstanding and 177 shareholders of record. The Company was advised by its transfer agent, the American Stock Transfer & Trust Company, that according to a search made, the Company has approximately 6,153 beneficial owners who hold their shares in street names.

Dividends

     It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.



Equity Compensation Plans

------------------------------- ----------------------------  ----------------------------  ----------------------------
Plan Category                   Number   of  shares  to  be   Weighted-average   exercise   Number of shares  remaining
                                issued  upon   exercise  of   price    of     outstanding   available     for    future
                                outstanding   options   and   options and warrants          issuance    under    equity
                                warrants                                                    compensation plans
------------------------------- ----------------------------  ----------------------------  ----------------------------
Approved by security holders              391,000                       $5.16                       435,000
------------------------------- ----------------------------  ----------------------------  ----------------------------
Not   approved   by   security            263,000                       $ 5.6                             -
holders
------------------------------- ----------------------------  ----------------------------  ----------------------------
Total                                     654,000                       $5.33                       435,000
------------------------------- ----------------------------  ----------------------------  ----------------------------


     The equity compensation plans are discussed in Note 14 of the 2004 Consolidated Financial Statements.

Sale of Securities that were not Registered Under the Securities Act of 1933

The Company did not sell any securities that were not registered under the Securities Act of 1933 during the year ended December 31, 2004 that have not been previously included in a Quarterly Report on Form 10-QSB of Current Report on Form 8-K.




Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own and operate Internet Service Providers in Hungary, Romania and Slovakia through our subsidiaries, Euroweb Hungary, Euroweb Slovakia and Euroweb Romania. On December 16, 2004, we sold Euroweb Czech and no longer have operations in the Czech Republic. In early 2005, we decided to sell Euroweb Slovakia and therefore in 2005 Euroweb Slovakia will be considered discontinued operations for U.S. reporting purposes.

We operate in one industry segment, providing Internet access and additional value added services to business customers.

Our revenues come from the following four sources:

o Internet Service Provider (Internet access, content and web services, other services);
o    International/domestic leased line and Internet Protocol data services;
o    Voice or Voice over Internet Protocol services; and
o Facilities (sale, rental and maintenance of dark fiber between the Hungarian border and the Romanian City of Timisoara).

For the services in the second and third points in Romania, our main customer in 2004 and 2003 was Pantel Rt, a related party (the Company is no longer a related party with Pantel from March 1, 2005 - See Note 17 (a) of Notes to Consolidated Financial Statements).


As an Internet Service Provider, we generally did not build out optical fibers in the past, instead entering into a number of agreements with infrastructure owners and telecom companies to buy internet and telecom services and resell them to our customers. We also provide value added services and more comprehensive solutions to our customers (additional services through domain, web, hosting, application development, technical support, VPN, advising, voice services etc.). Such a structure enables our company to avoid significant capital expenditures on network development. However, without our own infrastructure, our ability to compete with other Internet Service Providers and telecom companies is limited due to existing access costs. In order to mitigate the impact of newly introduced cheaper technology and competition, we took several steps, including the following:

o Built strategic partnership with telecom companies;
o Increased the value added services and offered more comprehensive solutions;
o Introduced voice and international/domestic leased lines services;
o Started to build its own optical fiber network in Romania; and
o Made acquisitions to ensure economies of scale and utilize synergies.

This strategy has resulted in increased revenues and a reduction of losses since 2002 and has also increased our cash generating ability.

Related party transactions - Pantel Telecommunications Rt. (or "Pantel Rt.")

General: Our largest customer and supplier since early 2001 has been Pantel Rt., a Hungary-based alternative telecommunications provider. Pantel operates within the region and has become a significant trading partner for Euroweb Romania through the provision of a direct fibre cable connection which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel Rt. As a result, Euroweb Romania became the preferred, but not exclusive partner of Pantel Rt. for services in Romania. In addition to this, Euroweb Hungary utilizes significant telecom services from Pantel Rt. Due to the fact that a significant portion of our revenue is generated by international/domestic leased line and Voice over Internet Protocol services, a small number of our representatives have moved to the premises of Pantel Rt. in order to improve co-operation on international and national projects.

After the acquisition and consolidation of Euroweb Hungary and Elender Rt. in 2004, the balance and volume of transactions with Pantel Rt. has changed significantly. First, the net receivable position in the past (related party receivables less related party liabilities) has changed to a net liability position through the large trade and loan liability position of Euroweb Hungary to Pantel Rt. Second, sales dependency on Pantel Rt. (i.e. percent of consolidated sales derived from Pantel Rt.) will decrease as Euroweb Hungary and Elender Rt. have insignificant sales to Pantel Rt. Third, dependency on Pantel Rt. as the main supplier of the Company increased as Pantel Rt. is also the main supplier of Euroweb Hungary.

Transactions: Both Euroweb Hungary and Euroweb Romania engage in the following transactions with Pantel Rt.:

(a) Pantel Rt. receives revenue from the provision of the following services to the Company and its subsidiaries:

- Internet and related services;
- National and international leased and telephone lines;
- VOIP services;
- Consulting services; and
- Interest on a loan to the Company.

The  total  amount  of  telecom  related  services  were USD  $6,198,505  (2003:
$5,796,350 - restated) during the year ended December 31, 2004. Additionally $154,761 (2003: $292,864 - restated) is interest expense (2004) and consulting fees (2003).

(b) Our company and our subsidiaries received revenue from the provision of the following services to Pantel Rt.:

-    Cost of international leased lines and local telephone lines in Romania;
- International/national data and voice over internet protocol services for Pantel;
-    Internet and related services;
-    Consulting services; and
-    Commission.

Total value of these services were approximately $8,503,939 (2003: $5,740,709 restated) for the year ended December 31, 2004.

During the year ended December 31, 2004, direct sales to Pantel Rt. were 23% (2003: 26% - restated) of total consolidated revenues. However, the dependency on Pantel is even more significant. Some third party sales of Euroweb Romania involve Pantel Rt. as the subcontractor/service provider for the international/domestic lines (hence the revenues related to Pantel Rt. are greater than the amounts paid to Pantel Rt.), and some third party customers are also clients of Pantel Rt. outside of Romania (i.e. their relationship with Pantel is stronger than their relationship with Euroweb Romania).

Effective dependency on Pantel Rt. - taking into account direct and Pantel Rt.-related sales - represents approximately 30% of total consolidated revenues of the Company and approximately 80% of total sales of Euroweb Romania in 2004. There is no such dependency in the case of Euroweb Hungary or Euroweb Slovakia.

With respect to pricing, agreements are made at market prices or a split of the margin based on the financial investment into the specific services by each of the parties. The Company always considers alternative suppliers for each individual project.

On February 28, 2005, KPN Telecom B.V. (the majority owner of Pantel Rt. and our largest shareholder), completed the sale of its entire interest in Pantel Rt. Therefore Euroweb is no longer related party with Pantel from March 1, 2005.

It cannot be predicted in advance whether these changes will have an influence on the business relationship between the Company and Pantel Rt. However, management believes - although it cannot be assured - that the current business agreements were made on arms-length principles and are beneficial to both parties, and therefore significant changes may not occur.

The Company has not experienced material changes in the mutual relationship in the first quarter of 2005 with Pantel Rt.

Acquisitions and disposals

(a) Acquisition of remaining 51% of Euroweb Hungary Rt.

The Hungarian operations are conducted through Euroweb Hungary Rt. In February 2004, the Company acquired the remaining 51% of Euroweb Hungary Rt. that it did not already own from Pantel Telecommunication Rt. ("Pantel Rt.") and is fully consolidated in the financial statements for all periods presented.

The consideration paid by the Company for the 51% interest comprised EUR 1,650,000 (USD $2,105,000) in cash, and a guarantee that Euroweb Hungary Rt. will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel Rt. in each of the three years ending December 31, 2006.

(b) Acquisition of Elender Business Communications Rt. ("Elender Rt.")

On June 9, 2004, the Company acquired all of the outstanding shares of Elender Rt., an Internet Service Provider ("ISP") located in Hungary. Consideration paid of USD $9,350,005 consisted of USD $6,500,000 in cash and 677,201 of the Company's common shares valued at USD $2,508,353 excluding registration cost, and USD $341,652 in transaction costs (consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors). The results of Elender Rt. have been included in the Company's consolidated financial statements from the date of acquisition.

In accordance with the purchase method of accounting prescribed by SFAS No. 141 "Business Combinations" ("SFAS 141"), the Company allocated the consideration to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. The consideration has been allocated as follows:

       Fair value of Elender Rt.'s recorded assets acquired and
       liabilities assumed                                            1,379,404
       Identified intangibles - customer contracts                    2,730,420
       Excess purchase price over allocation to identifiable
       assets and liabilities (Goodwill)                              5,240,181
                                                                    -----------
     Total Consideration                                              9,350,005
                                                                    ===========

In performing this purchase price allocation of acquired intangible assets based in part on the valuation performed by an independent appraiser, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of Elender Rt.'s services, among other factors. Acquired identifiable intangible assets obtained in the Company's acquisition of Elender Rt. relate to customer contracts which are being amortized over the estimated useful life of 2.5 years.

The Company estimated the fair values of the identified intangibles - customer contracts using the "income" valuation approach and discount rates ranging from 14% to 18%. The discount rates selected were based in part on the Company's weighted average cost of capital and determined after consideration of the Company's rate of return on debt and equity, and the risk associated with achieving forecasted cash flows.

The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired was assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill will not be amortized but will be tested for impairment at least annually.

Although the former owners of Elender Rt. received shares of common stock of the Company, each of the former owners of Elender Rt. currently holds less than 10% of the outstanding shares of common stock in the Company. Therefore, they are not considered related parties and those transactions are shown as third party transactions in the accompanying consolidated financial statements of the Company.

The following unaudited pro-forma information presents a summary of consolidated results of operations of the Company including the acquisition of Elender Rt., the disposal of Euroweb Czech, and the probable disposal of Euroweb Slovakia (see Note 17 Subsequent Events) as if the transactions had occurred at January 1, 2003.

                                           December 31, 2004   December 31, 2003
Revenues                                     $43,341,912          $39,686,446
Net Loss                                     ($2,408,146)         ($2,741,788)
Net Loss per share                                ($0.45)              ($0.51)


The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are neither indicative of the financial position or results of operations of the Company had the acquisition actually taken place as of January 1, 2004 or 2003, nor indicative of the Company's future results of operations. The above unaudited pro forma summarized results of operations do not include potential cost savings from operating efficiencies or synergies that may result from the Company's acquisition of Elender Rt.

(c) Disposal of Euroweb Czech Republic

On December 16, 2004, the Company sold 100% of Euroweb Czech for cash of $500,000. However, as a part of the transaction, the Company effectively forgave $400,000 of loans receivable from Euroweb Czech. The Company realised a gain on disposal of approximately $409,000 on this sale. The results of Euroweb Czech are shown as discontinued operations in the accompanying financial statements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions for a number of reasons. Our accounting policies are stated in Note 1 to the 2004 Consolidated Financial Statements. We identified the following accounting policies as critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements: impairment of long-live assets, allowance for doubtful accounts, stock-based compensation.

Impairment of long lived assets: We adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes that goodwill acquired in a business combination and that have indefinite useful lives are no longer amortized but rather are tested at least annually for impairment. These policies require us to make significant and subjective estimates and assumptions, which are sensitive to deviations from actual results. In particular, we make estimates regarding future undiscounted cash flows from the use of long-lived assets in assessing potential impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset may not be recoverable. Since there were some events or changes in circumstances in the past, the carrying value of long-lived assets were impaired by $887,957 (restated) in 2003 as we recorded adjustments to the carrying value of these assets. We cannot assure that there will be no future events or changes in cash flow estimates or other circumstance, which may significantly change the carrying value of long-lived assets.

Allowance for Doubtful Accounts: We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable when collection becomes doubtful. We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and our reported net loss.

Stock-Based compensation: We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25,
"Accounting  for  Stock  Issued  to  Employees,"  and  related   interpretations
including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25". to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") and FASB Statement No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123".established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by existing standards we elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended. The FASB has recently issued Statement 123R which requires expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. Additionally, the FASB is evaluating how to develop a measure of the fair value of an option. As a result, we will be required to recognize expense related to stock options and other types of equity-based compensation in future periods. Additionally, we may be required to change our method for determining the fair value of stock options. This will result in the increase of compensation expense and related cost in the profit and loss statement.

Acquisition Related Assets and Liabilities: Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets and the value of business acquisitions that we have completed, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

Accounting for Income Taxes: We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. In addition, tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures related thereto.

Commitments and contingencies

The Company's subsidiaries have entered into various capital leases for vehicles and internet equipment, as well as non-cancelable operational agreements for office premises.

On June 1, 2004,  Elender Rt.  (which has now been merged with  Euroweb  Hungary
Rt.) entered into a bank loan agreement with Commerzbank (Budapest) Rt. The agreement consists of a loan facility of HUF 300 million (approximately $1.67 million) of which approximately $1,070,000 was outstanding at December 31, 2004. The loan is being repaid in quarterly installments of HUF 14.5 million
(approximately $80,000), commencing November 30, 2004. The interest rate is BUBOR (Budapest Interbank Offered Rate) + 1.35%.

Notes payable of approximately $808,000 relate to outstanding liabilities to three previous shareholders of Elender Rt.: Vitonas Investments Limited, Certus Kft. and Rumed 2000 Kft. The outstanding amount is payable in four equal quarterly installments of HUF 36.438 million (approximately $202,000), with the final payment on December 31, 2005.

During 2002 Pantel Rt., a related party, provided a loan of HUF 245,000,000 (approximately $ 1.36 million using 2004 exchange rate) to a subsidiary of the Company. The loan bears interest at a rate of 13% and is repayable in five equal installments from December 2004 semi-annually until the end of 2006. The year-end balance reflects the payment made in December 2004.

The following table summarizes the commitments described above:



----------------------------------- ---------------- ------------- ------------ ------------- -----------
Contractual Cash Obligations             2005            2006         2007          2008      After 2008
----------------------------------- ---------------- ------------- ------------ ------------- -----------
Capital leases                      $       284,463  $     94,201  $    54,159             -           -
----------------------------------- ---------------- ------------- ------------ ------------- -----------
Operational leases                  $       592,019  $    592,019  $   542,019  $    442,019           -

----------------------------------- ---------------- ------------- ------------ ------------- -----------
Employment agreements (1)           $       425,000  $    200,000            -             -           -
----------------------------------- ---------------- ------------- ------------ ------------- -----------
Purchase commitment                 $     3,000,000  $  3,000,000            -             -           -
----------------------------------- ---------------- ------------- ------------ ------------- -----------
Related party note payable          $       543,568  $    543,568            -             -           -
----------------------------------- ---------------- ------------- ------------ ------------- -----------
Bank loan payable                   $       321,704  $    321,704  $   321,704       103,677           -
----------------------------------- ---------------- ------------- ------------ ------------- -----------
Note payable                        $       808,441             -            -             -           -
----------------------------------- ---------------- ------------- ------------ ------------- -----------
Total Contractual Cash Obligations  $     5,975,195  $  4,751,492  $   917,882  $    545,696           -
----------------------------------- ---------------- ------------- ------------ ------------- -----------

(1) Csaba Toro's salary without bonus, and fixed term contracts of two managers


In addition to the above contractual cash obligations, our subsidiary in Romania has entered into a 20 year Indefeasible Right of Use agreement whereby for the duration of the agreement, Euroweb Romania is obliged to use all reasonable endeavours to ensure the Cable System is maintained in efficient working order and in accordance with industry standards. The total consideration of $920,000 has already been received, and is being accounted for as an operating lease.

We are also obliged to pay a $2,000 per day penalty ($170,000 as of December 31, 2004) if the registration of the 677,201 shares (which is currently in progress), issued as part of the purchase consideration for Elender was not effected by October 2004. The penalty is payable until the effective date of registration if the delay is attributable to the fault of our company. The Company is presently in discussion with the former shareholders of Elender to obtain a waiver of the penalty, if any, and therefore this contingency is not incorporated in the above table.

Due to the Company's strategy of aggressive acquisition, the Company may seek to incur additional material debts, which are not reflected in the table above.


Results of Operations

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Due to the acquisition of Elender Rt. from June 9, 2004, the profit and loss statements for the year ended December 31, 2004 and 2003 are not comparable from an organic growth point of view. The Company finalized the legal and organizational merger of Euroweb Hungary and Elender Rt. in the fourth quarter of 2004, and it expects to realize certain synergy effects from 2005 onwards.

On February 12, 2004, the Company purchased the remaining 51% of Euroweb Hungary shares that the Company did not already own from Pantel Rt. As this was a transaction between entities under common control (at the date of the acquisition, KPN owned 50.17% of the voting common shares of the Company and 75% of the voting common shares of Pantel Rt.), the transaction was recorded in a manner similar to a pooling-of-interest, and accordingly the 2003 historical consolidated financial statements have been restated to include the financial position, results of operations and cash flows of Euroweb Hungary for all periods presented.

Year ended December 31,                      2004          2003 (restated)
                                            ------         --------------
              Total Revenues           $ 36,615,725       $ 22,117,058

The Company experienced a 65% revenue growth, or an increase of $14,498,667, for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. The increase was mainly due to the acquisition of Elender Rt. and increase in VOIP services.

The following table summarizes the main changes in revenue compared to the previous year with respect to the revenue structure:

------------------------------------ ---------------------  ---------------------  --------------
Revenue / services                           2004             2003 (restated)       % change
------------------------------------ ---------------------  ---------------------  --------------
ISP activity                         $          22,230,572  $         10,832,514           +105%
------------------------------------ ---------------------  ---------------------  --------------
Int./dom. leased line *(a)           $           6,515,664  $          6,487,607             +1%
------------------------------------ ---------------------  ---------------------  --------------
VOIP (Hungary and Romania)           $           7,755,215  $          4,511,604            +71%
------------------------------------ ---------------------  ---------------------  --------------
Facilities (a)                       $             114,274  $            285,333            -60%
------------------------------------ ---------------------  ---------------------  --------------
Total                                $          36,615,725  $         22,117,058             65%
------------------------------------ ---------------------  ---------------------  --------------

* - primarily Pantel or Pantel related sales,
(a) substantially all generated by the Romanian subsidiary

ISP revenue analysis

An estimated 78% (approximately $ 9.5 million) of the increase in ISP revenue is due to the acquisition of Elender Rt. The remaining growth of ISP revenue (22%) can be attributed to the weakness of the US Dollar (10%-13% depreciation of dollar depending on comparisons with Hungary, Romania, Slovakia) and organic growth compared to the previous year. Due to economic conditions and pricing issues, customers - having access type services - generally transfer from higher monthly fee subscriptions (such as leased line) to lower monthly fee subscriptions (e.g. ADSL). Although the number of total customers has increased compared to previous periods, organic revenue growth possibilities in this segment are limited due to the structural change in utilized service types by the customers.

International/national Leased Line revenue analysis

Revenue from international leased lines and IP data services produced by Euroweb Romania has stagnated comparing to last year. This service is provided in relationship with Pantel Rt.'s client base and services, and is generally provided to a small number of Internet Service Providers, telecommunication firms, and other international companies. Due to developments in the Romanian market in the last few years, these individually agreed wholesale prices have started to drop (by at least 20% to more than 50%). Despite price erosion, the Company was able to secure new contracts (including a government contract) in order to offset the negative trends in the international leased line segment. Additionally, Euroweb Romania has started to increase the proportion of domestic leased lines customers and has achieved an increase from 103 to 269 by the end of 2004.


VOIP Service revenue analysis

--------------------------------------------- --------------- ---------------- ---------------
VOIP services revenue                              2004       2003 (restated)   % change
--------------------------------------------- --------------- ---------------- ---------------
Retail voice origination                      $      585,203   $    492,689        +18%
--------------------------------------------- --------------- ---------------- ---------------
Wholesale voice termination                   $    5,183,000   $  2,413,932       +114%
--------------------------------------------- --------------- ---------------- ---------------
Neophone prepaid phonecard  (Hungary)         $    1,987,012   $  1,604,983       +23%
--------------------------------------------- --------------- ---------------- ---------------
Total                                         $    7,755,215   $  4,511,604       +71%
--------------------------------------------- --------------- ---------------- ---------------

Retail voice origination is provided to corporate customers over leased lines. Such services enable the customers to reduce their costs of the international, long distance and local calls, which they initiate. 35% of revenue is generated in Romania, while the remaining 65% is generated in Hungary. From 2005, the Hungarian subsidiary introduced a new voice product, Neophone Deal, which is a more convenient and cheaper way for companies to reduce their voice costs. Consequently future increases from this product is limited, though new voice service categories will be introduced. The services are mostly denominated in local currency, therefore in Dollar terms the overall increase is less than 7% due to the depreciation of the US Dollar.

Wholesale voice termination represents voice minutes received from Pantel Rt. and forwarded to Romanian telecommunication companies. Such services have increased by 114%, but the margin has fallen in 2004 as the Company changed its wholesale voice termination business model in the middle of 2003, which resulted in a reduction in wholesale margins of more than 10%. It is a price sensitive service which is also affected by the regulatory environment in Romania. The service bears a high risk that the voice traffic may be completely eliminated if a strategic decision is made by Pantel to use alternative providers or customers can obtain better termination rates from competitors. Such volume reductions may occur at any time, although the impact on the result of operation will be limited as margins are low. Less than 10% of the increase can be attributed to the weakening of the US Dollar from 2003 to 2004 against local currencies.

Neophone prepaid phonecards enable users (private individuals) to make cheaper domestic or international calls compared to the rates of the incumbent telecom operators, and were first introduced three years ago in Hungary. During this time, the number of users and voice traffic has continuously and significantly increased. For the year ended December 31, 2004, revenues from phone card traffic increased by 23% compared to the previous year mainly due to volume increases and the appreciation of the Hungarian Forint by approximately 10%. From 2004, the competition has introduced aggressively low prices: up to 50% discounts depending on the destination of calls compared to previous periods. Consequently, the Company also had to reduce its prices, and so this development may restrict the increase of such revenues in the following quarters.

Facilities revenue analysis

Revenues from facilities consist of lease and sale of fiber optic cables. In 2003, a fibre optic sale transaction resulted in revenues of approximately $190,000. This sales revenue is not expected to continue in the future.

Geographic revenue analysis

The following table summarizes the main changes in revenue compared to the previous year with respect to the geographical source of revenue:

----------------------------- -------------- --------------------- ------------
Revenue/country                   2004           2003 (restated)      Change in
                                                                       %
----------------------------- -------------- --------------------- ------------
Slovakia                        $3,827,738            $3,424,633         +11%
----------------------------- -------------- --------------------- ------------
Hungary                        $19,150,985            $8,519,346        +124%
----------------------------- -------------- --------------------- ------------
Romania                        $13,637,002           $10,173,079         +34%
----------------------------- -------------- --------------------- ------------
Total                          $36,615,725           $22,117,058         +65%
----------------------------- -------------- --------------------- ------------

Slovakia has increased its revenue by 11%,  which can be divided into two parts:
(a) an increase of $644,719 in domain revenue and (b) a decrease of $241,614 in other ISP revenue, compared to 2003. The effect of the strengthening of the Slovak Koruna against the US Dollar is approximately 13%, and therefore the revenue in local currency has stagnated.

Elender Rt. has been consolidated from June 9, 2004, and consequently the Hungarian operations have doubled, mainly (approximately 89%) due to this acquisition. Approximately 10% of the increase in Hungary is because the Hungarian Forint has also strengthened against the US Dollar, while the remaining part is attributable to organic growth.

The Romanian operations have experienced a 34% or $3,463,923 revenue increase compared to the prior period. Approximately 80% of this increase can be attributed to the increased wholesale voice termination, while the remaining is mainly in connection with the increased revenue from ISP activity.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes our cost of revenues (excluding depreciation and amortization) for the year ended December 31, 2004 and 2003:

Year ended December 31,                                2004      2003 (restated)
                                                       ----      ---------------
              Total cost of revenues             $  23,432,499    $   13,952,186



Cost of revenues (excluding depreciation and amortization) comprise mostly telecommunication expenses. The increase of 68% is consistent with the overall increase of revenues of 65%.

Compensation and related costs

The following table summarizes our compensation and related costs for the year ended December 31, 2004 and 2003:

Year ended December 31,                                  2004    2003 (restated)
              Compensation and related costs      $   4,182,977    $   2,814,868



Overall compensation and related costs increased by 48% (approximately $1,368,000) due mainly to the following factors: increase due to acquisition of Elender Rt. in June 2004 (estimated at approximately $500,000), an increase in compensation and accrued bonus for CEO ($154,000), and new management ($192,000). The remaining increase of $522,000 is due to increase of salaries and payroll costs in subsidiaries (approximately 50%) and the effect of the appreciation of Hungarian and Slovak currencies against the US Dollar (approximately 50%).

Consulting and professional fees

The following table summarizes our consulting and professional fees for the year ended December 31, 2004 and 2003:

Year ended December 31                               2004        2003 (restated)
                                                     ----        ---------------
              Consulting and professional fees   $ 2,829,025     $  2,074,565


An estimated 85% of the $754,460 increase can be attributed to the acquisition of Elender Rt. in June 2004 ($535,000), while the remaining part is due to increased legal and consultancy costs associated with growth of the business.

Other selling, general and administrative expenses

The following table summarizes our other selling, general and administrative expenses for the year ended December 31, 2004 and 2003:

Year ended December 31                                   2004    2003 (restated)
                                                         ----    ---------------
Other selling, general and administrative expenses   $ 4,237,848    $ 2,458,429


Overall other selling, general and administrative expenses increased by 66% (approximately $1,779,000) mainly due to the acquisition of Elender Rt. in June 2004. The main categories are as follows: increase in marketing cost mainly due to the operational merger of Euroweb Rt. ($662,000), increase in insurance costs due to Officers and Directors Insurance - ($ 239,000 - a new policy effective from end of 2003), increase in provision on bad debts ($200,000), increase in repair and maintenance due to merge of the Hungarian subsidiaries ($222,000), and an increase in telecommunication taxes in Romania ($163,000). The remaining part can be attributed to other cost categories and the appreciation of the Hungarian, Romanian and Slovak currencies against the US Dollar.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the year ended December 31, 2004 and 2003:

Year ended December 31,                                2004      2003 (restated)
                                                       ----       --------------
Depreciation                                         $1,933,632       $1,569,224
Amortization of intangibles                            $677,132          $66,909
Impairment of intangibles                                     -         $100,364
Impairment of goodwill                                        -         $887,957
              Total depreciation and  amortization   $2,610,764       $2,624,454

Depreciation has increased by $364,408 in the year ended December 31, 2004 compared to the same period in 2004. Although depreciation increased by $362,217, this can be attributed to two main items: the acquisition and consolidation of Elender Rt. (over $700,000), which was offset by the reduction (over $350,000) of depreciation in Euroweb Hungary Rt. due to certain high-value computer equipment having been fully depreciated by 2003.

Amortization of intangibles of $677,132 in 2004 relates to certain customer contracts of Elender Rt, which were recognized as intangible assets upon acquisition. The 2003 figure relates to amortization of intangibles related to customer lists of Euroweb Romania (which were also fully impaired in 2003).

Net interest income

The following table summarizes our net interest income for the year ended December 31, 2004 and 2003:


Year ended December 31,                             2004       2003 (restated)
                                                    ----       --------------
Interest income                                    $275,987          $510,928
Interest expense                                   $493,659          $166,608
              Net interest  income                $(217,672)         $344,320



The decrease in net interest income is due to the fact that (i) less interest-generating funds were available in this period than in the same period of the previous year because funds were disbursed in connection with acquisitions, (ii) the effective interest rate on these investments has decreased over the periods in question (iii) securities expired on February 15, 2004, without new investments being made due to cash being needed to fund acquisitions in 2004, and (iv) consolidation of Elender Rt. and the loan liability of Freestart Kft. has increased interest expense by more than $300,000 due to loans outstanding, and consequently have reduced net interest income.

Liquidity and Capital Resources

In recent years, we maintained approximately $11 million in cash invested into US Government Securities, which matured in February 2004. The main source of these funds was capital injections by KPN in previous years.

As of December 31, 2004, our cash, cash equivalents and marketable securities were $4.5 million, a decrease of approximately $10 million from the end of fiscal year 2003. The decrease is primarily due to the acquisition of the remaining 51% of the Euroweb Hungary shares that we did not already own (approximately $ 2.1 million), the acquisition of Elender Rt (approximately $
6.8 million in cash) and partial repayments of related party liabilities.

Cash flow from operations in fiscal 2004 was $2.2 million, an increase of 47% from fiscal 2003. Investing activities also increased the cash at hand of the company by $1.4 million due mainly to maturity of securities ($11.5 million) and sale of Euroweb Czech ($0.5 million) which were partially offset by fixed asset additions ($1.7 million) and cash paid in the acquisition of Elender Rt. and the remaining 51% of Euroweb Rt. ($8.9 million).

Cash used in financing activities was approximately $2.3 million. The main portion of this amount (almost $1.1 million) was used to repay related party payables ($0.25 million) and notes payable ($0.8 million). The notes payable relates to amounts owed by Elender Rt. to its former shareholders. Approximately $0.7 million was used to repay bank loans and overdrafts related to Elender Rt. Upon the acquisition of Elender Rt., the Company took over an overdraft facility of approximately $830,000 and a loan facility of $1.67 million. At year-end, the overdraft facility was available but not utilized, with the unutilized portion of the loan facility being approximately $500,000.

Management believes that the synergy effects and potential business opportunities of the merged Hungarian entities may contribute to improving our cash generating ability from 2005. We intend to reduce the loans and trade liabilities of our company from any such cash generated.

In the event the Company makes future acquisitions in Central and Eastern Europe, the excess cash on hand, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may also consider the sale of non-strategic assets or subsidiaries.

Due to the Company's strategy of aggressive acquisition, the Company may seek to incur additional material debts, which are not reflected in the table above.

Inflation and Foreign Currency

The Company maintains its books in local currencies: Hungarian Forint for Hungary, The Romanian Lei for Euroweb Romania, and the Slovak koruna for Euroweb Slovakia.

The Company's operations are primary outside of the United States through its wholly owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly effect the Company's sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will effect, the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The Slovakian Koruna has strengthened by 13%, The Romanian Lei has strengthed by
12%,  while  the  Hungarian  has   strengthened   against  the  U.S.  dollar  by
approximately 10% when compared with 2003.


Effect of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement, but expresses no preference for a type of valuation model. For small business issuers, the Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Early adoption is encouraged for interim or annual periods for which financial statements or interim reports have not been issued. The Company is currently assessing the impact SFAS 123(R) may have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets: an amendment of APB Opinion No. 29, which is part of the short-term international convergence project between the FASB and IASB. SFAS 153 eliminates a company's ability to use the similar productive assets concept to account for nonmonetary exchanges at book value without recognizing a gain. Nonmonetary exchanges will have to be accounted for at fair value, with gain or loss recognized, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005, and early application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after

December 16, 2004. The Company is currently assessing the impact SFAS 153 may have on its financial statements.

In December 2004 the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, which amends Chapter 4, Inventory Pricing, of Accounting Research Bulletin No. 43, Restatement and Revision of Accounting
Research Bulletins. The Statement was issued as a result of the FASB's and International Accounting Standards Board's ("IASB") joint project to improve the comparability between U.S. and international accounting standards. SFAS 151 eliminates the so abnormal criterion in ARB 43 and requires companies to recognize abnormal freight, handling costs, and amounts of wasted material (spoilage) as current-period charges. Additionally, the Statement clarifies that fixed production overhead cost should be allocated to inventory based on the normal capacity of the production facility. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company is currently assessing the impact SFAS 151 may have on its financial statements.

FASB  Statement  No. 150,  Accounting  for Certain  Financial  Instruments  with
Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

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


Risk Factors

     The Company is subject to certain risk factors due to the industry in which it competes and the nature of its operations. Theses risks include the following:

We have incurred net losses for the prior periods and we will again incur net losses if we are unable to generate sufficient revenue and control costs.

We incurred net losses of $734,454 for the year ended December 31, 2004 and $1,791,027 for the year ended December 31, 2003 (restated). We may not achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Our future performance is dependent upon the successful development and marketing of our services and products, about which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations.

We could incur material additional expenses, which could reduce our gross margins or increase operating losses, if the Internet service industry becomes subject to additional regulations.

The Internet  service  industry is not  currently  subject to direct  regulation other than regulation applicable to businesses generally. However, changes in the regulatory environment relating to the telecommunications, Internet and media industries could have an effect on our business, which may be materially adverse to our interests. Additionally, legislative proposals from international, federal, state and foreign governmental bodies in the areas of content regulation, intellectual property, privacy rights and tax issues, could impose additional regulations and obligations upon all online service and content providers, which may be materially adverse to our interests. We cannot predict the likelihood that any such legislation be introduced, nor the financial impact, if any, of the resulting regulation.

Moreover, the applicability to persons engaged in Internet commerce of existing laws governing issues such as intellectual property ownership, libel and personal privacy is uncertain. Recent events relating to the use of online services for certain activities has increased public focus and could lead to increased pressure on foreign and national legislatures to impose regulations on online service providers. The law relating to the liability of entities conducting business over the Internet for information carried on, or disseminated through, their systems is currently unsettled and has been the subject of several recent private lawsuits. In the event that a similar action be initiated against us, costs incurred as a result of such actions could have a material adverse effect on the business of our company.

As we may seek to acquire more companies, we may choose to finance these acquisitions through proceeds generated from debt financing, which may lead to a substantial increase in interest expenses.


Our future success is dependent, in part, on the performance and continued service of our Chief Executive Officer and our ability to attract additional qualified personnel. If we are unable to do so our results from operations may be negatively impacted.

Our success will be dependent on the personal efforts of Csaba Toro, Chief Executive Officer. The loss of the services of Mr. Toro could have a material adverse effect on our business and prospects. We do not have and do not intend to obtain "key-man" insurance on the life of any of our officers. The success of our company is largely dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense, and there can be no assurance that we will be able to hire or retain additional qualified management. The inability to attract and retain qualified management and other personnel will have a material adverse effect on our company as our key personnel are critical to our overall management as well as the development of our technology, our culture and our strategic direction.

Our wholly owned subsidiary, Euroweb Romania, is highly dependent on one customer, Pantel Rt. ("Pantel"), which was owned by KPN Telecom B.V. If Pantel were to terminate our relationship, our results from operations would be materially impacted. We note that on February 28, 2005, Hungarian Telephone & Cable Corp. announced the completion of its purchase of the Pantel business from KPN.

The majority owner of Pantel Rt. and the largest stockholder of Euroweb International Corp. during 2004 and prior years was KPN Telecom B.V. Such ownership has led to improved co-operation between the two companies, which has resulted in a high level of dependency in the case of Euroweb Romania. Actual dependency from Pantel Rt., taking into account the direct and Pantel Rt. related sales, represents approximately 30% of total consolidated revenue of Euroweb International Corp. and approximately 85% of total sales of Euroweb Romania. . In addition, in February 2004 a Service Contract was entered between Euroweb Hungary and its subsidiaries and Pantel Rt., whereby Euroweb Hungary agreed to buy services from Pantel Rt. on an annual basis of HUF 600,000,000 (approximately $3 million) plus value added tax during each of 2004-2006. In the event that Euroweb Hungary does not satisfy this annual commitment, it is required to pay to Pantel Rt. a penalty equal to 25% of the annual commitment less any services purchased. Despite the fact that co-operation is based on arm's length agreements, disagreements between the management of Pantel Rt. and EuroWeb, or an effective change of ownership in one or both companies, may result in the loss of the Pantel Rt. related revenues and their significant margin. On February 28, 2005, Hungarian Telephone & Cable Corp. announced the completion of its purchase from KPN of the Pantel business. Therefore, Pantel is no longer considered a related party effective March 1, 2005.

Increased competition in the Internet service industry may make it difficult for our company to attract and retain customers and to maintain current pricing levels.

The market for Internet-based products and services is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Such competition could materially adversely affect the Company's business, operating results or financial condition.

The main competitors of Euroweb Hungary are five of the largest or most active providers in Hungary:

     o    The incumbent telecom operator, Matav/Axelero

     o    GTS-Datanet

     o    Pantel

     o    Enternet, and

     o    Interware

The  above  companies  also  provide  internet  services.   Both  Interware  and
GTS-Datanet have a customer base similar to that of the Company's.

Romania's Internet market is in the initial phase of development. At present, other then Euroweb Romania, there are two other data transmission companies providing internet services, which also cover the entire territory of Romania:

     o    Global One Romania; and

     o    Logic Telecom

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

Foreign Currency and Exchange Risks and Rate Revaluation.

The Company will be subject to significant foreign exchange risk. There are currently no meaningful ways to hedge currency risk in either Hungary, Romania or Slovakia. Therefore, the Company's ability to limit its exposure to currency fluctuations is significantly restricted. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate. The laws under which the Company's operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.

Other factors affecting shareholders/investors

Possible Future Capital Needs.

     The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. Although the Company has no definitive plans for acquisitions at this time (other than that described in Note 17 (d) of the consolidated financial statements), the Company may have future acquisitions that could potentially exceed available funds. Therefore, the Company may need to raise additional funds in order to support more rapid expansion, acquire complementary businesses or technologies or take advantage of unanticipated opportunities through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the

Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products or take advantage of future opportunities either of which could have a material adverse effect on the Company's business, results of operations and financial condition.



No Dividends.

     It has been the policy of the Company to not pay cash dividends on its common stock. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business

Potential Issuance of Additional Common and Preferred Stock.

     The Company is currently authorized to issue up to 35,000,000 shares. The Board of Directors of the Company will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Company is also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

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

Item 7.           Financial Statements.

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive
Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.


ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company as of March 25, 2005

Name                           Age               Position with Company

Csaba Toro                     39                Chief Executive Officer, Treasurer and Director
Howard Cooper                  48                Director - Resigned on March 21, 2005
Stewart Reich                  60                Director, Board Chairman, Audit and Compensation
                                                 Committees Chairman
Gabor Ormosy                   34                Director
Ilan Kenig                     43                Director, Audit and Compensation
                                                 Committee's member
Yossi Attia                    42                Director, Audit and Compensation
                                                 Committee's member

Csaba Toro, age 39, Director and CEO of the Company since June 2002, has been with the Company since September 1998 in various other positions. During 2001 and 2002, Mr. Toro held the positions of COO and CEO in Pantel Rt. He resigned as CEO of Pantel Rt. as of March 2003. From 1997 to 1999, Mr. Toro was managing director of the Company's Hungarian subsidiary. Prior thereto, since 1994, he was managing director of ENET Kft., which was acquired by the Company in 1997.

Howard Cooper, age 48, has been the President, CEO and Chairman, Teton Petroleum Company - Denver, CO (AMEX:TPE) from 1996. Teton has raised institutional equity and US Trade and Development Agency funding for the development of proven oil fields in Russia. Teton has been successful in Russia producing oil, exporting oil for hard currency, and developing an oil field with proven and probable reserves in excess of 107 million barrels. Previously he was engaged in oil projects in the former Soviet Union. On March 21, 2005, Mr. Cooper resigned as a director of the Company.

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

Gabor Ormosy, age 34, served as the Chief Financial Officer of Elender from 2002 to 2004 where he was responsible for strategic planning, controlling, treasury, accounting, administration, business development and investor relationships. From 2000 to 2002, Mr. Ormosy served as the Chief Financial Officer for Webigen Rt., which was a web developer and marketing company before merging into Elender. Prior to joining Webigen Rt., Mr. Ormosy served in the corporate finance department of CA IB Securities Ltd., Budapest where he was responsible as project manager for deal execution and valuations in mergers & acquisitions and capital market deals. Since 2002, Mr. Ormosy has also served as the President of the Board of Directors of Wallizing Rt. and as a member of the Board of Directors of Index Rt.

Yossi Attia, age 42, has been self employed as a real estate developer since 2000. Mr. Attia was appointed to the Company's Board on February 1, 2005. Prior to entering into the real estate development industry, Mr. Attia served as the Senior Vice President of Investments of Interfirst Capital from 1996 to 2000. From 1994 though 1996, Mr. Attia was a Senior Vice President of Investments with Sutro & Co. and from 1992 through 1994 Mr. Attia served as the Vice President of investments of Prudential Securities. Mr. Attia received a BA in economics and marketing from Haifa University in 1987 and a MBA from Pepperdine University in 1995. Mr. Attia held Series 7 and 63 securities licenses from 1991 until 2002. Effective March 21, 2005, Mr. Attia was appointed as a member of the Audit Committee and the Compensation committee.

Ilan Kenig, age 43, has over 20 years of management, legal, venture capital and investment banking experience with specific emphasis in the technology and telecommunications arena. Mr. Kenig was appointed to the Company's Board on February 1, 2005. Mr. Kenig joined Unity Wireless Corporation ("Unity"), a designer, developer and manufacturer of wireless systems, as Vice President of Business Development in December 2001 before assuming the position of President and CEO in April 2002. From January 1999 until December 2001, Mr. Kenig pursued international finance activities and mergers and acquisitions in New York. Mr. Kenig was a founder of a law firm in Tel-Aviv representing technology and telecommunications interests. Mr. Kenig holds a law degree from Bar-Ilan University. Effective March 21, 2005, Mr. Kenig was appointed as a member of the Audit Committee and the Compensation committee.

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

2004 BOARD MEETINGS

     In 2004, the board met five times. Except for one director, no director attended less than 80% of all of the combined total meetings of the board and the committees on which they served in 2004.

BOARD COMMITTEES

     Audit Committee The audit committee of the board of directors reviews the internal accounting procedures of the Company and consults with and reviews the services provided by our independent accountants. During 2004, the audit committee consisted of Messrs. Stewart Reich and Howard Cooper, both of whom are considered to be independent. The audit committee held four meetings in 2004. Mr. Reich serves as the financial expert on the Audit Committee. On March 21, 2005, Mr. Cooper resigned as a director of the Company and a member of the Audit Committee. On March 21, 2005, the Board of Directors appointed Mr. Attia and Mr. Kenig, both independent members of the board of directors, to serve as members of the Audit Committee.

Compensation Committee

     The compensation committee of the board of directors i) reviews and recommends to the board the compensation and benefits of our executive officers;
ii)  administers  our stock option plans and employee  stock  purchase plan; and
iii)  establishes and reviews  general  policies  relating to  compensation  and employee benefits. In 2004, the compensation committee consisted of Messrs Cooper, Reich and Lipman. No interlocking relationships exist between the board of directors or compensation committee and the board of directors or compensation committee of any other company. During the past fiscal year the compensation committee had two meetings. On January 28, 2005, Mr. Lipman resigned as a director of the Company and a member of the Compensation Committee. On March 21, 2005, Mr. Cooper resigned as a director of the Company and a member of the Compensation Committee. On March 21, 2005, the Board of Directors appointed Mr. Attia and Mr. Kenig, both independent members of the Board of Directors,, to serve as members of the Compensation Committee.

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

     Specific due dates for such reports have been established by the Commission and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2003. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2004, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

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



ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long term compensation of the Company's Chief Executive Officer. The Company does not have any officer whose annual salary and bonus exceeds $100,000 as of December 31, 2004:


                                        ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                        -------------------                ----------------------
                                                                                    Restricted      Number of
                                                                  Bonus and         Stock Award(s)  Securities
Name and                         Year Ended                       Other Annual                       Underlying       All Other
Principal Position               December 31,       Salary ($)    Compensation ($)     ($)          Options/SARs(#) Compensation ($)
------------------------------   -------------  ----------------  ----------------- --------------- --------------- ---------------
Csaba Toro                          2004           $150,000          $100,000          --               125,000              --
  Director, CEO, and Treasurer      2003            $96,000                --          --                    --              --
                                    2002            $96,000                --          --                    --             --


OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

On April 28, 2004, the Company granted 125,000 options to the Chief Executive Officer under the 2004 Incentive Plan.

There were no other grants of Stock Options/SAR made to the named Executive during the fiscal year ended December 31, 2004.

AGGREGATED  OPTION/SAR  EXERCISES  IN LAST FISCAL YEAR AND  YEAR-END  OPTION/SAR
VALUES

------------------------ ---------------------- --------------------- ------------------------ -----------------------
                                                                       Number of securities         Value of the
                                                                      underlying unexercised     unexercised in the
                                                                      options/SARs at FY-end   money options/SARs at
                                                                                (#)                 FY-end ($)*
         Name             Shares acquired on     Value realized ($)   Exercisable/UnexercisableExercisable/Unexercisable
                             exercise (#)
------------------------ ---------------------- --------------------- ------------------------ -----------------------
Csaba Toro, Director             None                   None                  94,250                   $0.00
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


EMPLOYMENT AND MANAGEMENT AGREEMENTS

     The Company entered into a six-year agreement with its Chief Executive Officer and Director, Csaba Toro on October 18, 1999, which commenced January 1, 2000, and provided for an annual compensation of $96,000. The agreement was amended in 2004. The amended agreement provides for an annual salary of $150,000 and a bonus of up to $100,000 (guaranteed minimum of $50,000) in 2004, and an annual salary of $200,000 and a bonus of up to $150,000 in 2005 and 2006, as well as an annual car allowance of $30,000.

The  Company  also  entered  into  two  fixed-term   employment  agreements  for
management of the subsidiaries of the Company which provide for an aggregate monthly compensation of $ 18,750 until December 31, 2005.


     The three employment agreements mentioned above further provide that, if employment is terminated other than for willful breach by the employee, for cause or in event of a change in control of the Company, then the employee has the right to terminate the agreement. In the event of any such termination, the employee will be entitled to receive the payment due on the balance of his employment agreement.

     The Company has no pension or profit sharing plan or other contingent forms of remuneration with any officer, director, employee or consultant, although bonuses are paid to some individuals.

DIRECTOR COMPENSATION

     Directors who are also officers of the Company are not separately compensated for their services as a director. Directors who are not officers receive cash compensation for their services: $2,000 at the time of agreeing to become a Director; $2,000 for each Board Meeting attended either in person or by telephone; and $1,000 for each Audit and Compensation Committee Meeting attended either in person or by telephone. Non-employee directors are reimbursed for their expenses incurred in connection with attending meetings of the Board or any committee on which they serve and are eligible to receive awards under the Company's 1993 Stock Option Plan (described below).

STOCK OPTION PLAN

2004 Incentive Plan

General

The 2004 Incentive Plan was adopted by the Board of Directors. The Board of Directors has initially reserved 800,000 shares of Common Stock for issuance under the 2004 Incentive Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.


The 2004 Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2004 Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

On April 28, 2004, the Company granted 125,000 options to the Chief Executive Officer and an additional 240,000 options to seven employees and consultants of our company. The exercise price of the options ($4.78) is equal to the market price on the date the grants were made. The options vest over a period of between 3-4 years.


Purpose

The primary purpose of the 2004 Incentive Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees.


Administration

The 2004 Incentive Plan is administered by the Company's Board of Directors, as the Board of Directors may be composed from time to time. All questions of interpretation of the 2004 Incentive Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.

Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee (the "Committee") of at least two members of the Board of Directors, and delegate to the Committee the authority of the Board of Directors to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the Plan, subject to certain limitations.

Members of the Board of Directors who are eligible employees are permitted to participate in the 2004 Incentive Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2004 Incentive Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2004 Incentive Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

Eligibility

Under the 2004 Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2004 Incentive Plan.


Terms of Options

The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

(a) PURCHASE PRICE. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2004 Incentive
Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such Common Shares at the time such Option is granted.

(b) VESTING. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted.

(c) EXPIRATION. The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for ten(10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 2004 Incentive Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

(d) TRANSFERABILITY. No Option shall be transferable, except by will or the laws of descent and distribution, and any Option may be exercised during the lifetime of the Optionee only by him. No Option granted under the Plan shall be subject to execution, attachment or other process.

(e) OPTION ADJUSTMENTS. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued Common Shares resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend.

Except as otherwise provided in the 2004 Incentive Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.

(f) TERMINATION, MODIFICATION AND AMENDMENT. The 2004 Incentive Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information with respect to the beneficial ownership of our common stock as of March 22, 2005 by (i) each person known by our company to own beneficially more than 5% of the outstanding Common Stock;
(ii) each director of our company; (iii) each officer of our company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.




                              Shares
 Name and  Address           Beneficially Owned(1)    Percent  Owned       (1)
--------------------------------------------------- ----------------------------
KPN Telecom B.V. (4)               2,036,188                38.11%
Maanplein 5
The Hague, The Netherlands

Fleminghouse Investments Limited     522,054                 9.77%
Chrysanthou Mylona 3, P.C.
3030 Limassol
Cyprus

CORCYRA d.o.o.(3)                  2,326,043                43.53%
Verudela 17
Pula Croatia 52100

Csaba Toro  (2)(5)(6)                 94,250                 1.76%
1138 Budapest
Vaci ut 141.
Hungary

Howard Cooper (6)(7)                  50,000                     *
2135 Burgess Creek Road, Ste. #7
Steamboat Springs, CO 80477


Stewart Reich (6)(7)                  50,000                     *
18 Dorset Lane,
Bedminister, NJ 07921

Gabor Ormosy
Fleminghouse Investments Limited           0                     0
Chrysanthou Mylona 3, P.C. (3)
3030 Limassol
Cyprus

Yossi Attia (6)(8)                         0                     0
1061 1/2 Spalding Ave.
West Hollywood, CA 90046

Ilan Kenig (6)(8)                          0                     0
7438 Fraser Park Drive
Burnaby, BC Canada V5J 5B9


All Officers and Directors as a      194,250                 3.63%
Group (6 Persons)

* Less than one percent

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after March 22, 2005. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 22, 2005 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Mr. Toro owns, directly or indirectly, 1.76% of the issued and outstanding shares of the Company represented by options to purchase 94,250 shares.
(3) Pursuant to a Stock Purchase Agreement dated as of January 28, 2005, by and between KPN Telecom B.V. ("KPN Telecom"), a company incorporated under the laws of the Netherlands, and CORCYRA d.o.o., a Croatian company ("CORCYRA"), (the "Purchase Agreement"), KPN Telecom sold to CORCYRA 289,855 shares (the "Initial Shares") of our common stock for US $1,000,000 (the "Initial Closing"). The Initial Closing occurred on February 1, 2005. Pursuant to the Purchase Agreement, CORCYRA has also agreed to purchase and, KPN has agreed to sell, KPN Telecom's remaining 2,036,188 shares of our common stock (the "Final Shares") on April 30, 2006 (the "Final Closing"); provided, however, that upon 14 days' prior written notice to KPN Telecom, CORCYRA may accelerate the Final Closing to an earlier month-end date as specified in such notice; provided, further, that the Final Closing is subject to the satisfaction or waiver of all of the conditions to closing set forth in the Purchase Agreement. Accordingly, CORCYRA presently owns 289,855 shares of common stock and is deemed to own, pursuant to Rule 13d-3(d), promulgated under the Securities Exchance Act of 1934, as amended, the remaining 2,036,188 shares held by KPN Telecom.
(4) KPN Telecom B.V. is a subsidiary of Royal KPN N.V.
(5) An officer of the Company.
(6) A director of our company.
(7) Includes an option to purchase 50,000 shares of common stock at an exercise price of $4.21 per share. 25,000 options vest on April 13, 2004, while 25,000 options vest on April 13, 2005
(8) Effective March 22, 2005 the Board of Directors decided to grant the two new directors 100,000 options each, under the 2004 Incentive Plan. No such option were vested to date.

The foregoing table is based upon 5,342,533 shares of common stock outstanding as of March 22, 2005.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Significant related party transactions exist with Pantel Rt. Details of these transactions can be found in the MD&A section and in Note 14 of the 2004 Consolidated Financial Statements.

         There are no other significant related party transactions.

ITEM 13. EXHIBITS

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

     (99) (a) Code of Ethics and Business Conduct of Officers, Directors and Euroweb International Corp. Incorporated by reference to the Form 10-KSB for the year ended December 31, 2003.
          __________________________________

(1)  Exhibits  are  incorporated  by  reference  to  Registrant's   Registration
Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
(2) Filed with Form 10-QSB for quarter ended June 30, 1998.
(3) Filed as an exhibit to Form 8-K on February 27, 2004.
(4) Filed as an exhibit to Form 8-K on March 9, 2004.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $217,000 and $178,000, respectively.

Audit related fees: Additionally, in 2004, fees for the audit of the 2003 US GAAP financial statements of Euroweb Hungary Rt. (for 8-K filing purposes) was $18,750 and fees for the restatement of the Company's 2003 financial statements to reflect the "as-if" pooling of Euroweb Hungary Rt. for purposes of the SB-2 filing was $37,000. There were no audit related fees in 2003.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and "Audit related fees" and for the fiscal years ended December 31, 2004 and 2003 were $124,600 and EUR 33,000. - The 2004 fees relate to the SB-2 registration statement costs ($123,000), and miscellaneous tax advise ($1,600) provided during the course of 2004. The 2003 fees relate to assistance provide to Euroweb Romania in connection with the Tax Authority Review on VAT.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of March 2005.


                                           EUROWEB INTERNATIONAL CORP.




                                           By  /s/Csaba Toro
                                           -----------------
                                           Csaba Toro
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:




          SIGNATURE                         TITLE                            DATE



------------------------------ --------------------------------------- ---------------
By: /s/Csaba Toro              Chief Executive Officer and Director    March 30, 2005
----------------               (Principal Executive Officer)
Csaba Toro

------------------------------ --------------------------------------- ---------------
By:                            Chairman                                March 30, 2005
Stewart Reich

------------------------------ --------------------------------------- ---------------

------------------------------ --------------------------------------- ---------------
By: /s/ Gabor Ormosy           Director                                March 30, 2005
-------------------
 Gabor Ormosy

------------------------------ --------------------------------------- ---------------
By: /s/ Yossi Attia            Director                                March 30, 2005
--------------------
Yossi Attia

------------------------------ --------------------------------------- ---------------
By: /s/ Ilan Kenig             Director                                March 30, 2005
------------------
Ilan Kenig

------------------------------ --------------------------------------- ---------------
By: /s/ Peter Szigeti          Chief Accounting Officer                March 30, 2005
---------------------
Peter Szigeti

------------------------------ --------------------------------------- ---------------

                           EUROWEB INTERNATIONAL CORP.


             Consolidated Balance Sheet as of December 31, 2004, and
           Consolidated Statements of Operations & Comprehensive Loss,
                  Stockholders' Equity, and Cash Flows for the
                     Years ended December 31, 2004 and 2003

                           EUROWEB INTERNATIONAL CORP.

                        Consolidated Financial Statements

                           December 31, 2004 and 2003




                                TABLE OF CONTENTS
                                -----------------



                                                                           Page
                                                                          ------
Report of the Independent Registered Public Accounting Firm                 F-2


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

           Report of the Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Euroweb International Corp.


We have audited the accompanying consolidated balance sheet of Euroweb International Corp. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euroweb International Corp. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements give retroactive effect to the purchase of Euroweb Rt. by the Company on February 29, 2004 which has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests as described in Note 2(q) to the consolidated financial statements.




KPMG Hungaria Kft.
Budapest, Hungary
March 23, 2005

                           Euroweb International Corp.
                           Consolidated Balance Sheet
                                December 31, 2004
                                      2004

ASSETS
  Current assets:
    Cash and cash equivalents (note 3)                                                                           $ 4,537,633
    Trade accounts receivable, less allowance for doubtful accounts of $1,384,415                                  3,695,990
    Related party receivables                                                                                      1,869,667
    Unbilled receivables                                                                                           1,107,501
    Prepaid and other current assets                                                                                 858,694
    Deferred tax asset (note 10)                                                                                     253,425
                                                                                                                 ------------
         Total current assets                                                                                     12,322,910

  Property and equipment (note 4)                                                                                  7,253,113
  Goodwill (note 5)                                                                                                5,806,181
  Intangibles- customer contracts (note 5)                                                                         2,053,288
  Other assets                                                                                                       568,356
                                                                                                                 ------------
       Total assets                                                                                              $28,003,848
                                                                                                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade accounts payable                                                                                        $4,254,759
    Related party payables                                                                                           564,818
    Related party loan payable - short term portion (note 8)                                                         543,568
    Overdrafts and current portion of bank loans (note 7)                                                            321,704
    Notes payable (note 7)                                                                                           808,441
    Other current liabilities                                                                                      1,091,470
    Accrued expenses                                                                                               2,808,073
    Deferred IRU revenue (note 6)                                                                                     46,000
    Deferred other revenues                                                                                        1,260,225
                                                                                                                 ------------
        Total current liabilities                                                                                 11,699,058

    Deferred tax liability (note 10)                                                                                 253,425
    Non-current portion of related party loan payable (note 8)                                                       543,568
    Non-current portion of bank loans (note 7)                                                                       747,085
    Non-current portion of deferred IRU revenue (note 6)                                                             797,334
    Non-current portion of lease obligations (note 6)                                                                148,359
                                                                                                                 ------------
        Total liabilities                                                                                         14,188,829

   Commitments and contingencies (note 13)

   Stockholders' equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                                                      -
   Common stock, $.001 par value - Authorized 35,000,000 shares;
      issued and outstanding 5,342,533 shares                                                                         24,807
   Additional paid-in capital                                                                                     50,780,084
   Accumulated deficit                                                                                           (35,982,726)
   Accumulated other comprehensive (loss)/income                                                                     108,266
   Treasury stock - 175,490 common shares, at cost                                                                (1,115,412)
                                                                                                                 ------------
      Total stockholders' equity                                                                                  13,815,019
                                                                                                                 ------------
      Total liabilities and stockholders' equity                                                                 $28,003,848
                                                                                                                 ============

          See accompanying notes to consolidated financial statements.

                           Euroweb International Corp.
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2004 and 2003

                                                                                               2004                2003
                                                                                           -------------       -------------
                                                                                                                (restated)
Revenues
Third party                                                                                $ 28,111,786        $ 16,376,349
Related party                                                                                 8,503,939           5,740,709
                                                                                           -------------       -------------
              Total Revenues                                                                 36,615,725          22,117,058

Cost of revenues  (exclusive of depreciation and amortization shown separately below)
 Third party                                                                                 17,233,994           8,155,836
 Related party                                                                                6,198,505           5,796,350
                                                                                           -------------       -------------
              Total Cost of revenues (exclusive of                                           23,432,499          13,952,186
depreciation and amortization shown separately below)

Operating expenses
   Compensation and related costs                                                             4,182,977           2,814,868
   Consulting, professional and directors fees                                                2,829,525           2,074,565
   Other selling, general and administrative expenses                                         4,237,848           2,458,429
   Goodwill impairment                                                                                -             887,957
   Impairment of intangibles                                                                          -             100,364
   Depreciation and amortization                                                              2,610,764           1,636,133
                                                                                           -------------       -------------
               Total operating expenses                                                      13,861,114           9,972,316
                                                                                           -------------       -------------
Operating loss                                                                                 (677,888)         (1,807,444)

   Net interest (expense) income                                                               (217,672)            344,320
   Other expenses                                                                              (170,000)                  -

   Gain from sale of
subsidiaries                                                                                     28,751             109,621

Loss from continuing operations before income taxes                                          (1,036,809)         (1,353,503)

Income tax expense-current                                                                       62,367              61,590
Income tax expense-deferred                                                                           -                   -
                                                                                           -------------       -------------
Income tax expense                                                                               62,367              61,590

Loss from continuing operations                                                              (1,099,176)         (1,415,093)

Gain (Loss) from discontinued Czech Republic operations                                         364,722            (375,934)
(including 2004 gain on disposal of $409,314)

Net loss                                                                                       (734,454)         (1,791,027)

Other comprehensive income (loss)                                                               133,768            (261,644)
                                                                                           -------------       -------------
Comprehensive loss                                                                            $(600,686)        $(2,052,671)
                                                                                           =============       =============
Loss per share, before discontinued operations                                                    (0.22)              (0.30)
Discontinued operations                                                                            0.07               (0.08)
Net loss per share, basic                                                                         (0.15)              (0.38)

Weighted average number of shares outstanding                                                 5,043,822           4,665,332

           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                                               Accumulated
                                                                Additional                       Other                     TOTAL
                                          Common Stock          Paid-in      Accumulated    Comprehensive   Treasury   Stockholders'
                                      Shares        Amount      Capital        Deficit       Gains(Losses)    Stock        Equity
                                      ----------    --------   ------------  -------------  -------------- ------------ ------------
Balances, December 31, 2002
(restated)                            4,665,332     $24,129    $48,227,764   $(31,314,689)      $ 236,142   (1,115,412) $16,057,934
                                      ==========    ========   ============  =============  ============== ============ ============
Foreign currency translation gain             -           -             -               -         (45,237)           -      (45,237)

Reversal of unrealized gain on
securities available for sale                 -           -             -               -        (216,407)           -     (216,407)

Net loss for the period (restated)            -           -             -      (1,791,027)              -            -   (1,791,027)
Treasury stock                                -           -             -               -               -            -            -
                                      ----------    --------   ------------  -------------  -------------- ------------ ------------
Balances, December 31, 2003
(restated)                            4,665,332     $24,129   $48,227,764    $(33,105,716)       $(25,502) $(1,115,412) $14,005,263
                                      ==========    ========   ============  =============  ============== ============ ============
Foreign currency translation gain             -           -             -               -         162,573            -      162,573
Reversal of unrealized gain on                -           -             -               -         (28,805)           -      (28,805)
securities available for sale
Deemed distribution (Note
2q)                                           -                                (2,142,556)                               (2,142,556)
Compensation charge on share                  -           -        94,212                                                    94,212
options issued to consultants
Issuance of shares (Elender Rt.
acquisition)                            677,201         678     2,458,108               -               -            -    2,458,786
Net loss for the period                       -           -             -        (734,454)              -            -     (734,454)
                                      ----------    --------   ------------  -------------  -------------- ------------ ------------
Balances, December 31, 2004           5,342,533     $24,807   $50,780,084    $(35,982,726)       $108,266  $(1,115,412) $13,815,019
                                      ==========    ========   ============  =============  ============== ============ ============

           See accompanying notes to consolidated financial statements

                           Euroweb International Corp.
                      Consolidated Statements of Cash Flows
                      Year Ended December 31, 2004 and 2003

------------------------------------------------------------------------------------------------------------------------------
                                                                                                2004                2003
                                                                                            --------------       -------------
                                                                                                                  (restated)
   Net loss                                                                                     (734,454)         (1,791,027)
   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                                2,610,764           1,636,133
   Goodwill impairment                                                                                  -             887,957
   Intangibles impairment - customer lists                                                              -             100,364
   Amortization of discount on acquisition indebtedness                                                 -               5,232
   Foreign exchange gain                                                                           11,430             101,134
   Bad debts provision                                                                            238,807            120,859
   Compensation expense charged to equity                                                          94,212                   -
   Gain on sale of subsidiaries                                                                         -           (109,621)
   Realized gain on sale of investment securities                                                (26,383)             (7,113)
   Unrealized interest income on investment securities                                                  -           (360,539)

Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                                           (704,871)           (708,675)
   Prepaid and other assets                                                                       585,974             328,199
   Accounts payable, other current liabilities and accrued expenses                               339,036             825,499
   Deferred revenue                                                                               128,311             320,268
   Adjustments relating to discontinued operations                                              (364,722)             128,621
                                                                                            --------------       -------------
           Net cash provided by operating activities                                            2,178,104           1,477,291
                                                                                            --------------       -------------
Cash flows from investing activities:
   Maturity of securities                                                                      11,464,000             798,567
   Proceed on sale of subsidiaries                                                                500,001               4,933
   Acquisition of 51% of Euroweb Rt.                                                          (2,142,000)                   -
   Acquisition of 100% of Elender Rt. (net of cash)                                           (6,891,897)                   -
   Payment of acquisition indebtedness                                                                  -           (180,000)
   Collection on notes receivable                                                                 173,911             190,065
   Repayment of loan payable                                                                            -           (129,945)
   Capital expenditures in discontinued operations                                                      -            (21,816)
   Acquisition of property and equipment                                                      (1,701,990)         (1,150,167)
                                                                                            --------------       -------------
           Net cash provided by (used in) investing activities                                  1,402,025           (488,363)
                                                                                            --------------       -------------
Cash flows from financing activities:
   Principal payment under capital lease obligations                                            (544,876)           (616,611)
   Repayments on notes payable                                                                  (807,447)                   -
   Repayments on related party loan payable                                                     (249,597)                   -
   Repayments on overdraft and bank loan                                                        (678,906)                   -
                                                                                            --------------       -------------
          Net cash used in financing activities                                               (2,280,826)           (616,611)
                                                                                            --------------       -------------
Effect of foreign exchange rate changes on cash                                                   233,652              72,238
                                                                                            --------------       -------------
Net (decrease) increase in cash and cash equivalents                                            1,532,955             444,555
Cash and cash equivalents, beginning of year                                                    3,004,678           2,560,123
                                                                                            --------------       -------------
Cash and cash equivalents, end of year                                                          4,537,633           3,004,678
                                                                                            ==============       =============
Supplemental disclosure:
Shares issued as consideration in acquisition of Elender Rt.                                   $2,508,353                   -
Interest paid                                                                                    $389,809            $158,306
Income taxes paid                                                                                 $62,367             $61,590
New capital leases                                                                                $81,664            $378,855

          See accompanying notes to consolidated financial statements.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


1. Organization of Business

Euroweb International Corp. is a Delaware corporation which was organized on November 9, 1992. The largest shareholder of Euroweb International Corp. was KPN Telecom B.V. ("KPN"), a Netherlands corporation, with a 43.6% shareholding at December 31, 2004.

Euroweb International Corp. owns and operates Internet service providers in Hungary, Slovakia and Romania (collectively referred to as the "Company"). The Company operates in one business segment. In January 2005 the Company decided to sell its operations in Slovakia (see Note 17, Subsequent Events).

Acquisition  of  remaining  51% of  Euroweb  Hungary  Rt  ("Euroweb  Rt.").
The Hungarian operations are conducted through Euroweb Rt. In February 2004, the Company acquired the remaining 51% of Euroweb Rt. that it did not already own from Pantel Telecommunication Rt. ("Pantel Rt.") and Euroweb Rt. is fully consolidated in the financial statements for all periods presented (see Note 2
(q) below).

The consideration paid by the Company for the 51% interest comprised EUR 1,650,000 (USD $2,105,000) in cash, and a guarantee that Euroweb Hungary Rt. will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel Rt. in each of the three years ending December 31, 2006.

Acquisition of Elender Business Communications Rt. ("Elender Rt.")
On June 9, 2004, the Company acquired all of the outstanding shares of Elender Rt., an Internet Service Provider ("ISP") located in Hungary. Consideration paid of USD $9,350,005 consisted of USD $6,500,000 in cash and 677,201 of the Company's common shares valued at USD $2,508,353 excluding registration cost, and USD $341,652 in transaction costs (consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors). The results of Elender Rt. have been included in the Company's consolidated financial statements from the date of acquisition.

In accordance with the purchase method of accounting prescribed by SFAS No. 141 "Business Combinations" ("SFAS 141"), the Company allocated the consideration to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. The consideration has been allocated as follows:


   Fair value of Elender Rt.'s recorded assets acquired and
   liabilities assumed                                            1,379,404
   Identified intangibles - customer contracts                    2,730,420
   Excess purchase price over allocation to identifiable
   assets and liabilities (Goodwill)                              5,240,181
                                                                ------------
 Total Consideration                                            $ 9,350,005
                                                                ============

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


In performing this purchase price allocation of acquired intangible assets based in part on the valuation performed by an independent appraiser, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of Elender Rt.'s services, among other factors. Acquired identifiable intangible assets obtained in the Company's acquisition of Elender Rt. relate to customer contracts which are being amortized over the estimated useful life of 2.5 years.

The Company estimated the fair values of the identified intangibles - customer contracts using the "income" valuation approach and discount rates ranging from 14% to 18%. The discount rates selected were based in part on the Company's weighted average cost of capital and determined after consideration of the Company's rate of return on debt and equity, and the risk associated with achieving forecasted cash flows.

The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired was assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill will not be amortized but will be tested for impairment at least annually.

Although the former owners of Elender Rt. received shares of common stock of the Company, each of the former owners of Elender Rt. currently holds less than 10% of the outstanding shares of common stock in the Company. Therefore, they are not considered related parties and those transactions are shown as third party transactions in the accompanying consolidated financial statements of the Company.

Sale of Euroweb Czech
On December 16, 2004, the Company sold all of its shares in its wholly-owned subsidiary, Euroweb Czech for cash of $500,000. However, as a part of the transaction, the Company effectively forgave $400,000 of loans receivable from Euroweb Czech. The Company believes that the sale of Euroweb Czech meets the criteria for presentation as a discontinued operation under the provisions of Statements of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, therefore all periods are restated to reflect Euroweb Czech Republic as discontinued operations.

The following unaudited pro-forma information presents a summary of consolidated results of operations of the Company, as if the acquisition of Elender Rt., the disposal of Euroweb Czech, and the planned disposal of Euroweb Slovakia (see
Note 17 Subsequent Events), had occurred at January 1, 2003.

                                           December 31, 2004   December 31, 2003
Revenues                                     $43,341,912          $39,686,446
Net Loss                                     ($2,408,146)         ($2,741,788)
Net Loss per share                                ($0.45)              ($0.51)

The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are neither indicative of the financial position or results of operations of the Company had the acquisition and disposals actually taken place as of January 1, 2004 or 2003, nor indicative of the Company's future results of operations. The above unaudited pro forma summarized results of operations do not include potential cost savings from operating efficiencies or synergies that may result from the Company's acquisition of Elender Rt.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


2. Summary of Significant Accounting Policies and Practices

(a) Principles of consolidation and basis of presentation

The consolidated financial statements comprise the accounts of the Company and its controlled subsidiaries. All material inter-company balances and transactions have been eliminated upon consolidation and all adjustments, consisting mainly of normal recurring accruals necessary for a fair presentation, have been made. The purchase of the remaining 51% of Euroweb Hungary Rt. has been accounted in a manner similar to a pooling-of-interest with prior periods being restated.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

(b) Use of estimates

The preparation of consolidated financial statements requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions made by the Company include the period of benefit and recoverability of goodwill and other intangible assets. Actual results could differ from those estimates.

(c) Fair value of financial instruments

The carrying values of cash equivalents, investment in debt securities, notes and loans receivable, accounts payable, loans payable and accrued expenses approximate fair values.

(d) Revenue recognition

Revenue Recognition--The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to its billable services when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured. Generally, these criteria are met monthly as the Company's service is provided on a month-to-month basis and collection for the service is generally made within 30 days of the service being provided.

Billable services revenues are recognized in the period in which fees are fixed or determinable and the related services are provided to the user. When the Company's subscribers pay in advance for services, revenue is recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


Access revenues consist of monthly fees charged to customers for dial-up Internet access services. Access revenues also consist of fees charged for high-speed, high-capacity access services including digital subscriber lines ("ADSL") and leased lines. Voice revenue relates to the transmission of voice information in digital form in discrete packets. Revenues are recognized on a monthly basis based on usage.

Data revenue refers to the provision of leased lines to business customers. Revenues are derived from monthly fixed fees and are recognized in the month earned.

Domain registration revenue is usually billed in advance for a period of between 0-2 years. It is recorded as deferred revenue on the balance sheet and is taken into income monthly on a straight-line basis.

Web design relates to services performed for customers who require assistance with setting up a web page. Revenue is recognized once the final product has been accepted by the customer. Any work-in-progress is classified as ,,other assets" on the balance sheet. Hosting revenues consist of fees earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Revenues are derived from monthly fixed fees and are recognized in the month earned.

Revenues from prepaid calling card sales are recognized when the customer uses the cards and are based on the ratio of actual minutes used to minutes purchased. Once the prepaid calling cards expire, any remaining prepaid amounts are recognized as revenues.

In 2002, the Company entered into an agreement to provide transmission capacity to a customer pursuant to an indefeasible rights-of-use agreement ("IRU"). Since the Company's IRU does not involve a transfer of title and other factors, management believes the agreement does not qualify for up-front sales treatment despite collection in full of the $920,000 arrangement fee. The Company has accounted for this transaction as an operating lease under Financial Accounting Standards Board Interpretation No. 13, "Accounting for Leases" ("FAS 13"). This accounting has resulted in a substantial amount of deferred revenue being recorded on the balance sheet. Revenue attributable to the transaction is being recognized on a straight-line basis over the term of the 20-year lease agreement (monthly $3,833).

The Company is also obligated to maintain its network in efficient working order and in accordance with industry standards. The customer is obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network.

(e) Cost of revenues (excluding depreciation and amortization)

Cost of revenues (excluding depreciation and amortization) comprise principally of telecommunication network expenses, costs of content services and cost of leased lines and are recognized as incurred.

(f) Foreign currency translation

The Company considers the United States Dollar ("US$") to be the functional currency of the U.S. entity and unless otherwise stated, the respective local currency to be the functional currency of its subsidiaries. The reporting currency of the Company is the US$ and accordingly, all amounts included in the consolidated financial statements have been translated into US$.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


The balance sheets of subsidiaries are translated into US$ using the year end exchange rates. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is reflected as a separate component of shareholders' equity, "other comprehensive income
(loss)", on the consolidated balance sheet for Euroweb Hungary, Euroweb Romania and Euroweb Slovakia. Until December 31, 2003 the Company considered Romania a highly inflationary economy (under SFAS 52) and, therefore the U.S. dollar was used as the functional currency, with resulting gains/losses on translation being charged directly to the Statement of Operations.

Foreign currency transaction gains and losses are also included in the consolidated results of operations for the periods presented.

(g) Cash and cash equivalents

Cash and cash equivalents at December 31, 2004 include cash at bank and short-term deposits of less than three months duration.

(h) Investment in securities

Investments in marketable debt securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included as a component of other comprehensive income until realized. Investments with remaining maturities of greater than one year are classified as long-term, while those with remaining maturities of less than one year are classified as short-term. A decline in the market value of available-for-sale securities below cost that is deemed to be other-than-temporary temporary results in a reduction in the carrying value amount to fair value. Such impairment is charged to earnings and a new cost basis for the security is established. In assessing whether an impairment is other-than-temporary, the Company considers several factors including, but not limited to, the ability and intent to hold the investment, reason and duration for the impairment and forecasted performance of the investee.

(i) Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Equipment purchased under capital lease is stated at the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of equipment using the straight-line method over the shorter of estimated useful lives of up to four years or the lease term. Total depreciation from continuing operations for the years ended December 31, 2004 and 2003 was $ 1,933,632 and $1,569,224
respectively.

Recurring maintenance on property and equipment is expensed as incurred.

Any gain or loss on retirements and disposals are included in the results of operations.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


(j) Goodwill and Intangibles

Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of net assets acquired. Amortization was computed over the estimated future period of benefit (generally five years) on a straight-line basis until December 31, 2001. On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes that goodwill and intangible assets acquired in a business combination and that have indefinite useful lives are no longer amortized but rather are tested at least annually for impairment. The first step of this test requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. When the current fair value is less than the carrying value, the Company performs the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current value of the goodwill by performing an exercise similar to a purchase price allocation, and to record any excess as an impairment.

Intangible assets that have finite useful lives (whether or not acquired in a business combination) are amortized over their estimated useful lives but also reviewed for impairment in accordance with FASB No. 144 "Accounting for Impairment or Disposal of Long Lived Assets". Intangibles currently consist of customer contracts which were acquired as a result of a purchase of assets and are being amortized over the estimated future period of benefit of 2.5 years. The assessment of recoverability and possible impairment are determined using estimates of undiscounted future cash flows, if an impairment has occurred. The Company then measures impairment based on the amount by which the carrying value of the customer lists exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

(k) Net loss per share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share include no dilution and is computed by dividing income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential effect of common shares issuable upon exercise of stock options and warrants in periods in which they have a dilutive effect. The Company had potentially dilutive common stock equivalents for the years ended December 31, 2004 and 2003, which were not included in the computation of diluted net loss per share because they were antidilutive.

(l) Comprehensive income

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

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


(m) Business segment reporting

The Company's operations fall into one industry segment: providing Internet access and additional value added services to business customers. Substantially all of the Company's revenues are derived from the provision of such services. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. Consequently, the Company has three operating segments: Euroweb Hungary, Euroweb Romania, and Euroweb Slovakia.

(n) Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets, net of appropriate valuation allowances, and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(o) Stock-Based compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") and FASB Statement No. 148, ,,Accounting for Stock-Based Compensation
- Transition and Disclosure, an amendment of FASB Statement No. 123"established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by existing standards, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended.

Under the accounting provisions of SFAS No. 123, the Company's 2004 and 2003 net loss and net loss per share would have been increased to the pro forma amounts indicated below:



                                             2004                 2003
                                                                (restated)
Net loss:
    Net loss as reported                      $(734,454)        $(1,791,027)
    Compensation expense                       (943,164)           (110,482)
    Pro forma net loss                       (1,677,618)         (1,901,509)

Basic and diluted loss per share:
    As reported                               $   (0.15)        $     (0.38)
    Pro forma                                     (0.33)              (0.41)

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


(p) Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement, but expresses no preference for a type of valuation model. For small business issuers, the Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Early adoption is encouraged for interim or annual periods for which financial statements or interim reports have not been issued. The Company is currently assessing the impact SFAS 123(R) may have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets: an amendment of APB Opinion No. 29, which is part of the short-term international convergence project between the FASB and IASB. SFAS 153 eliminates a company's ability to use the similar productive assets concept to account for nonmonetary exchanges at book value without recognizing a gain. Nonmonetary exchanges will have to be accounted for at fair value, with gain or loss recognized, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005, and early application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The Company is currently assessing the impact SFAS 153 may have on its financial statements.

In December 2004 the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, which amends Chapter 4, Inventory Pricing, of Accounting Research Bulletin No. 43, Restatement and Revision of Accounting
Research Bulletins. The Statement was issued as a result of the FASB's and International Accounting Standards Board's ("IASB") joint project to improve the comparability between U.S. and international accounting standards. SFAS 151 eliminates the so abnormal criterion in ARB 43 and requires companies to recognize abnormal freight, handling costs, and amounts of wasted material (spoilage) as current-period charges. Additionally, the Statement clarifies that fixed production overhead cost should be allocated to inventory based on the normal capacity of the production facility. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company is currently assessing the impact SFAS 151 may have on its financial statements.

FASB  Statement  No. 150,  Accounting  for Certain  Financial  Instruments  with
Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

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

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


(q) Business Combination following the "as-if" pooling-of-interest method of accounting

On February 12, 2004, the Company entered into a Share Purchase Agreement with a related party, Pantel Rt. ("Pantel") to acquire the remaining 51% of Euroweb
Hungary shares that the Company did not already own. Pantel's majority shareholder is also KPN. As this was a transaction between entities under common control (at the date of the acquisition, KPN owned 50.17% of the voting common shares of the Company and 75% of the voting common shares of Pantel Rt.), the transaction was recorded in a manner similar to a pooling-of-interest, and accordingly the historical consolidated financial statements have been restated to include the financial position, results of operations and cash flows of Euroweb Hungary for all periods presented. Since the purchase consideration was in excess of Euroweb Hungary's book value by $2,142,556 it is accounted for as a distribution to KPN which resulted in a deduction from retained earnings at the closing of the transaction. There were no intercompany transactions requiring elimination in any period.


3. Cash Concentration

All cash and cash equivalents are held in current accounts as of December 31, 2004. Approximately $2.4 million is held in the United States, and approximately $228,000 is held in United States dollars in Romania, Slovakia and Hungary. Approximately $39,000 is held in Romania in Euro. The remaining amounts are held in local currency in Romania, Slovakia, and Hungary.


4. Property and equipment -

Property and equipment as at December 31, 2004 comprise the following:



                                                     2004           Useful Life
                                                     ----           -----------
     Software                                   $ 1,406,167           3 years
     Internet equipment                           8,168,003           3 years
     Fibre optic cables-Romania                   1,280,484          20 years
     Vehicles                                       528,344         4-5 years
     Other                                        1,209,190         3-5 years
                                                ------------
       Total                                     12,592,188
       Less accumulated depreciation             (5,339,075)
                                                ------------
                                                $ 7,253,113
                                                ============

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


5. Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets as at December 31, 2004 comprise the following:



                                                                   2004
                                                                   ----
Customer contracts (Elender Rt.)                                 2,730,420
  Less accumulated amortization-Customer contracts                (677,132)
                                                                -----------
                                                                $2,053,288
                                                                ===========

Goodwill                                                        13,447,287
  Less impairment -Goodwill                                     (5,004,426)
  Less accumulated amortization-Goodwill                        (2,636,680)
                                                                -----------
                                                                $5,806,181
                                                                ===========


Customer contracts

Most (approximately 87%) of the Customer contracts relate to an Elender Rt. contract to provide internet access to schools in Hungary. The remaining items are leased line contracts of Elender Rt. These contracts are being amortized over a period of 2.5 years from the date of acquisition (June 2004).

Goodwill and Impairment Charges

The Gross book value of Goodwill relates to the following reporting units under SFAS 142: Euroweb Romania ($2,455,223), Euroweb Slovakia ($4,413,173), and Euroweb Hungary ($6,578,891). The Goodwill of Euroweb Slovakia was fully impaired by December 31, 2003, and the Goodwill of Euroweb Romania had been impaired down to $566,000. The Goodwill relating to Euroweb Hungary arose on the acquisition of Elender Rt. ($5,240,181) which has now been merged into Euroweb Hungary Rt. and is considered as one reporting unit for purposes of SFAS 142. The other Goodwill of $1,338,710 relating to Euroweb Hungary arose from several acquisitions and had been fully impaired by December 31, 2003.

At the beginning of 2005 the Company performed its annual impairment test relating to the goodwill as of December 31, 2004. The Company compared the fair value of the reporting units (Euroweb Romania and Euroweb Hungary) to their carrying amounts, noting that in each case the fair value was higher than the carrying amount, and that no impairment charge was required.

In 2003 impairments of $563,000 for Euroweb Slovakia, $324,957 for Euroweb Romania, and $92,581 for Euroweb Czech were recorded. The 2003 Euroweb Czech impairment is included in the `loss from discontinued operations' line item in the accompanying Consolidated Statement of Operations.

The net book value of goodwill of $5,806,181 as of December 31, 2004 relates to Euroweb Romania ($566,000) and Euroweb Hungary ($5,240,181).

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

6. Leases

Capital leases

The Company is committed under various capital leases, which expire over the next three years. The amount of assets held under capital leases included in property and equipment is as follows:


                                                                2004
                                                                ----
Leased Internet equipment gross value                          128,560
Leased vehicles gross value                                    355,791
                                                             ----------

   Total gross book value leased assets                        484,351
Less accumulated depreciation                                  (90,570)
                                                             ----------
   Total net book value leased assets                         $393,781
                                                             ==========

The following is a schedule of future minimum capital lease payments (with initial or remaining lease terms in excess of one year) as of December 31, 2004:



            2005                                                284,463
            2006                                                 94,201
            2007                                                 54,159
                                                              ----------
Total minimum lease payments                                    432,823
Less interest costs                                             (37,086)
                                                              ----------
Present value of future minimum lease payments                  395,737
Less:   current installments                                   (247,378)
                                                              ----------
           Non-current portion of lease obligations            $148,359
                                                              ==========


The current portion of lease obligations are included in `Other current liabilities' on the Balance Sheet.

Operating leases

The Company's subsidiary in Slovakia (as Lessee) has a five year non-cancelable lease agreement for office premises. Remaining minimal rental payments total approximately $380,000; $138,000 in each of 2005 and 2006, and $104,000 in 2007.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


The Company's subsidiary in Hungary (as Lessee) has a seven year non-cancelable lease agreement for office premises. Remaining minimal rental payments total approximately EUR 1,282,176; EUR 320,544 in each of 2005, 2006, 2007 and 2008.

In 2002, the Company (as Lessor) entered into a twenty year Indefeasible Right of Use agreement to provide transmission capacity and collected the $920,000 lease payment in full in the same year (Note 2(d)).

7.  Bank loans, overdraft, and notes payable

On June 1, 2004,  Elender Rt.  (which has now been merged with  Euroweb  Hungary
Rt.) entered into a bank loan agreement with Commerzbank (Budapest) Rt. The agreement consists of a loan facility of HUF 300 million (approximately $1.67 million) of which approximately $1,070,000 was outstanding at December 31, 2004. The loan is being repaid in quarterly installments of HUF 14.5 million
(approximately $80,000), commencing November 30, 2004. The interest rate is BUBOR (Budapest Interbank Offered Rate) + 1.35%.

In addition, the bank also provided an overdraft facility of HUF 150 million (approximately $830,000) to Elender Rt. The Company did not need to utilize this facility as at December 31, 2004. The interest rate is BUBOR (Budapest Interbank Offered Rate) + 1%.

Notes payable of approximately $808,000 relate to outstanding liabilities to three previous shareholders of Elender Rt.: Vitonas Investments Limited, Certus Kft. and Rumed 2000 Kft. The outstanding amount is payable in four equal quarterly installments of HUF 36.438 million (approximately $202,000), with the final payment on December 31, 2005.


8. Related party loan payable

During 2002 Pantel Rt., a related party, provided a loan of HUF 245,000,000 (approximately $ 1.36 million using 2004 exchange rate) to a subsidiary of the Company. The loan bears interest at a rate of 13% and is repayable in five equal installments from December 2004 semi-annually until the end of 2006. The year-end balance reflects the payment made in December 2004.


9. Discontinued Operations and disposal of subsidiaries

On December 16, 2004, the Company sold all of its shares in its wholly-owned subsidiary, Euroweb Czech for cash of $500,000. However, as a part of the transaction, the Company effectively forgave $400,000 of loans receivable from Euroweb Czech. The Company believes that the sale of Euroweb Czech meets the criteria for presentation as a discontinued operation under the provisions of Statements of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, therefore all periods are restated to reflect Euroweb Czech Republic as discontinued operations. The Company recognized a gain of approximately US $409,000 on the sale of Euroweb Czech.

On April 13, 2004, the Company sold its 100% shareholding in Neophone Rt. (a non-operational subsidiary) for approximately $60,000, realizing a gain of $28,751. In 2003, Euroweb Hungary sold two subsidiaries for approximately $ 5,000. A gain of $ 109,621 was recorded on the sales due to the fact that both subsidiaries had net liabilities at the time of sale.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


10. Income taxes

Deferred Tax Assets and Liabilities

Upon the acquisition of Elender Rt., the Company recognized a net Deferred Tax Liability of $294,005 related to the excess of fair value of net assets over carrying values. As most of the excess relates to the recognition of customer contracts (Note 5) which is being amortized over a period of 2.5 years from acquisition, the Deferred Tax Liability is being reduced proportionately. $83,576 was expensed in 2004. Elender Rt. had tax loss carryforwards of approximately $1.9 million (resulting in a potential Deferred Tax Asset of $312,005) which could be carried forward post acquisition. An amount up to the value of the Deferred Tax Liability ($294,005) was recognized as a Deferred Tax Asset at acquisition and the remaining deferred tax asset of $18,000 is covered by a valuation allowance (subsequent recognition of the benefits of this valuation allowance will be credited against Goodwill from the Elender acquisition). This amount has been reduced at year-end to $253,425.

The deferred income tax expense of zero in 2004 is a result of a $83,576 deferred income tax benefit due to the excess of acquisition of Elender Rt., and is offset by a deferred income tax expense of $83,576 to reduce Deferred Tax Assets.

The loss from continuing operations before income taxes by tax jurisdiction for the years ended December 31 2004 and 2003 was as follows:

                                               2004               2003
                                          ------------       ------------
Loss from continuing operations
before income taxes:
  Domestic                                $(1,670,486)        (1,370,658)
  Foreign                                     633,677            17,155
                                          ------------       ------------
Total                                     $(1,036,809)       $(1,353,503)
                                          ============       ============

The current income tax expense of $62,367 (2003: 61,590) is attributable to income/loss from continuing operations and relates entirely to current foreign tax.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


The difference between the total expected tax expense (benefit) and tax expense for the years ended December 31, 2004 and 2003 is accounted for as follows:

                                                                  2004                         2003
                                                         Amount             %          Amount           %
                                                       ---------          ------      --------        ------
Computed expected tax
  Benefit                                             $(352,515)          (34.00)   $(460,191)      (34.00)

  Foreign Tax Rate Differential                         696,053            67.13       50,922          3.76

  Utilization of net operating losses
  not previously recognized                             (55,732)           (5.38)     (51,529)        (3.81)

Change in tax rates                                           -                -      194,390         14.36

Non-deductible expenses                                  17,178             1.66      333,383         24.63

Change in Valuation Allowance                          (242,617)          (23.40)      (5,385)        (0.40)
                                                       ---------           ------     ---------        ------
Total Expense                                           $62,367             6.02%     $61,590          4.55%
                                                       =========           ======     =========        ======

The change in the tax rates in 2003 results from the fact that the corporate tax rate in Hungary was 18% for 2003 and prior years, but in 2003, the Hungarian parliament enacted a tax rate of 16% for 2004 and subsequent years. The net impact of the change in tax rates has no material impact on the financial statements as the Company has provided a full valuation allowance for deferred tax assets (see below).

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2004 and 2003 are as follows:



                                           2004               2003
                                        -----------        -----------
Deferred Tax Assets:
  Net Operating Loss Carryovers         $5,328,292         $5,241,133
  Other                                          -             76,351
  Capital Loss Carryovers                        -             63,801
                                        -----------        -----------
Gross Deferred Tax Assets                5,328,292          5,381,385
Valuation Allowance                     (5,074,867)        (5,381,385)
                                        -----------        -----------
Net Deferred Tax Assets                    253,425                  -

Deferred Tax Liabilities (Intangibles)    (253,425)                 -
                                        -----------        -----------
Net Deferred Tax Assets                   $      -         $        -
                                        ===========        ===========

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


The valuation allowance was $6,384,117 at January 1, 2003. During 2004, the valuation allowance decreased by $306,518, while during 2003 it decreased by $1,002,732.

The Company has unused net operating loss carryforwards at December 31, 2004 of approximately $20 million available to offset future taxable income. Of this amount, approximately $10 million of losses that arose in the first three years of operation in Hungary can be carried forward indefinitely based on current Hungarian Tax Legislation. Of the remaining $10 million of losses, $1.9 million expire in various years from 2005-2010, $1.6 million expires in 2011, and the remaining $6.5 million expire in various years from 2016 through 2024. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The Company has not assessed the impact of these provisions on the availability of Company loss carryovers since the deferred tax assets are fully offset by the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and tax loss carryforwards become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefit of these deductible differences, net of existing valuation allowances at December 31, 2004.

11.  Stockholders' Equity

On April 28, 2004, the Company granted 125,000 options to the Chief Executive Officer and an additional 195,000 options to five employees and 45,000 options to two consultants of the Company (see Note 14(a)). As the Company follows APB 25 with respect to accounting for grants made to employees, no compensation expense was recorded for the options granted to the Chief Executive Officer and the five employees. However, the Company will recognize total compensation charges of approximately $162,000 for the grants made to the two consultants, which will be expensed over the vesting period of three years (compensation expense for the year ended December 31, 2004 was $94,212).

In connection with the acquisition of Elender Rt. (Note 1), the Company issued 677,201 of common shares. The Company is in the process of registering these common shares.

12. Related party transactions

General: The largest customer of the Company since early 2001 has been Pantel Rt. ("Pantel"), a Hungary-based alternative telecommunications provider. As at December 31, 2004, KPN was the majority owner of Pantel and the largest shareholder of the Company. Pantel operates within the region and has become a significant trading partner for Euroweb Romania through the provision of a

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


direct fiber cable connection, which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel. Due to the increase in revenues from International/domestic leased line and VOIP services provided in conjunction with Pantel, some of the representatives of the Company work at the premises of Pantel in order to improve the effectiveness of the co-operation on international projects and daily operational issues. Csaba Toro, Chief Executive Officer of Euroweb International Corp., was also the Chief Executive Officer of Pantel until February 2003. Euroweb Hungary and Euroweb Romania have engaged in transactions with Pantel:

(a) Pantel provides the following services to the subsidiaries of the Company:

- Internet bandwidth
- National leased and telephone lines within Hungary
- VOIP services
- Consulting services

The total amount of these services purchased from Pantel was $6,198,505 during 2004 (2003: $5,796,350). Additionally, consulting services amounted to $292,864 in 2003, there was no such services in 2004. In 2004, Pantel Rt. charged interest of $154,761 (2003: zero).

(b) The Company and its subsidiaries provided the following services to Pantel:

- International leased lines and local loops in Hungary and Romania
- International IP and VOIP services
- Certain consultants are hired by the Company, but also work on projects for Pantel. In these cases, Pantel is recharged a portion of the consulting fees

The total value of these services sold was approximately $8,503,939 in 2004 (2003: $5,740,709).

Direct  sales to Pantel  were 23% of total  consolidated  revenue in 2004 (2003:
26%). However, the dependency on Euroweb Romania on Pantel is even more significant. Some third party sales involve Pantel as the subcontractor/service provider for the international/domestic lines, and some third party customers were introduced to the Company by Pantel (i.e. their relationship with Pantel is stronger than their relationship with Euroweb Romania).

Effective dependency on Pantel: Direct sales to Pantel and Pantel-related sales represent approximately 30% of total consolidated revenues of the Company and approximately 80% of total sales of Euroweb Romania. There is no such sales dependency in the case of Euroweb Hungary and Euroweb Slovakia.

Pricing: Agreements are made at market prices or a portion of the margin based on the financial investment into the specific services by each of the parties. The Company considers alternative suppliers for individual projects, when appropriate.

There were no other significant related party transactions in 2004 or 2003.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


13. Commitments and Contingencies

(a) Employment Agreements

A fixed-term employment agreement with the Chief Executive Officer which provided for aggregate annual compensation of $96,000 through December 31, 2005 was amended in 2004. The amended agreement provides for an annual salary of $200,000 and a bonus of up to $150,000 in each of 2005 and 2006, as well as an annual car allowance of $30,000.

Two fixed-term employment agreements for Officers of the Company provide for an aggregate monthly compensation of $ 18,750 until December 31, 2005.

(b) Lease agreements

The Company's subsidiaries have entered into various capital leases for vehicles and internet equipment, as well as non-cancelable agreements for office premises. Refer to Note 6 (Leases).

(c) 20 years' usage rights

In 2002, Euroweb Romania provided an Indefeasible Right of Use for transmission capacity on 12 pairs of fiber (see Note 6) over a period of 20 years, commencing in 2003. For the duration of the agreement, Euroweb Romania is obliged to use all reasonable endeavours to ensure the Cable System is maintained in efficient working order and in accordance with industry standards.

(d) Legal Proceedings

There are no known significant legal procedures that have been filed and are outstanding against the Company.

(e) Elender Rt. acquisition

On June 9, 2004 the Company acquired all of the outstanding shares of Elender Business Communications Rt., a leading ISP in Hungary, for USD 6,500,000 in cash and 677,201 of the Company's shares of common stock. Under the terms of this agreement, the Company has placed 248,111 unregistered shares of newly issued (in the name of the Company) common stock with an escrow agent as security for approximately $1.5 million loans payable to former shareholders of Elender. The shares will be returned to the Company from escrow once the outstanding loans have been fully repaid. However, if there is a default on the outstanding loan, then the shares will be issued to the other party and the Company is then obliged to register these shares.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


Pursuant to section 1 of the Registration Rights Agreement signed on June 1, 2004 with the Sellers of Elender Rt., if the shares of the Company's common stock were not registered within 120 days of Closing (Closing was on June 9, 2004) for reasons attributable to the Company, a penalty of $ 2,000 per day is payable until the shares are registered. The Company is in the process of registering the shares of common stock issued in connection with the Elender Rt. acquisition. The Company has made a provision of $170,000 to accrue for potential penalties under this Clause until December 31, 2004.

(f) Euroweb Hungary Rt. purchase guarantee

In February 2004, the remaining 51% of Euroweb Hungary Rt. was purchased from Pantel Rt. The Consideration paid by the Company for the 51% interest consisted of EUR 1,650,000 (USD $2,105,000) in cash, and a purchase commitment that Euroweb Hungary Rt. will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel Rt. in each of 2004-2006. In the event that Euroweb Hungary and its subsidiaries do not satisfy this commitment, Pantel Rt. may charge a penalty equal to 25% of the commitment amount less any services purchased. Purchases in 2004 exceeded this amount.

(g) Indemnities provided upon sale of subsidiaries

On April 13, 2004, the Company sold its 100% shareholding in Neophone Rt. (a non-operational subsidiary) for approximately $60,000. Under the terms of the sale the Company has indemnified the Buyer for any unaccrued costs, fines, penalties and lawsuits which relate to a period prior to the sale. No claims have been made to date.

Under the terms of the sale agreement for Euroweb Czech (see Note 9), the Buyer has a right to make claims against the Company for up to $200,000 under representation and warranties provisions of the sale agreement. This provision is applicable for claims made within 12 months of closing. No claims have been made to date.

14. Stock Option Plan and Employee Options

a) Stock Option Plan

The Company's Stock Option Plan expired in 2003, although unexpired options issued under this Plan are exercisable until expiry. At December 31, 2004, options for 26,000 (December 31, 2003: 46,000) Common Stock were outstanding and exercisable (by the Chief Executive Officer) under this Stock Option Plan.

In 2004, the Board of Directors established the "2004 Incentive Plan" or "the Plan", with an aggregate of 800,000 shares of common stock authorized for issuance under the Plan. The Plan provides that incentive and nonqualified options may be granted to key employees, officers, directors and consultants of the Company for the purpose of providing an incentive to those persons. The Plan may be administered by either the Board of Directors or a committee of two directors appointed by the Board (the "Committee"). The Board or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


Options granted under the Plan are generally exercisable for a period of up to ten years from the date of grant. No Option shall be transferable, except by will or the laws of descent and distribution. Incentive options granted to a Principal Stockholder must have an exercise price of not less than 110% of the fair market value of the underlying stock on the date of the grant. The Company will not grant a nonqualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.


Under the Plan, the Company on April 26, 2004 granted 125,000 options to the Chief Executive Officer and an additional 195,000 options to five employees and 45,000 options to two consultants of the Company. All of these options have an exercise price equal to the market price on day of grant ($4.78), vest over a period of between 3-4 years and relate to future services to be performed. As the Company follows APB 25 with respect to accounting for grants made to employees, no compensation expense will be recorded for the options granted to the Chief Executive Officer and the five employees. However, the Company will recognize total compensation charges of approximately $162,000 for the grants made to the two consultants, which is being expensed over the vesting period of three years.

(b) Other Options

The Company has issued exercisable options pursuant to employment agreements. As of December 31, 2004 (and 2003) fully vested options are outstanding and exercisable for 63,000 shares pursuant to the employment agreement with the Chief Executive Officer. The options were granted on April 2, 1999 (with exercise price equal to stock price at date of grant) and expire on April 2, 2005. The options are exercisable at $ 10.00 per share.

On October 13 2003, the Company granted two Directors 100,000 options each, at an exercise price (equal to the fair value on that day) of $4.21 per share, with 25,000 options vesting on each April 13 of 2004-2007.

(c) Accounting for stock-based options

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

The amount calculated as total compensation expense under SFAS No. 123 is $632,766 for the 200,000 options granted to directors on October 13, 2003, and $1.3 million for the 365,000 options granted on April 26, 2004 (calculated at grant date using Black-Scholes valuation model with volatility of 88%, interest rate of 4%, expected life of 6 years and a no-dividend assumption). Under the accounting provisions of SFAS No. 123, this compensation expense is recorded over the vesting period of the options (3-4 years) and the Company's 2004 and 2003 net loss and net loss per share would have increased to the pro forma amounts indicated below:

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


                                               2004                 2003
                                                                  (restated)
Net loss:
    Net loss as reported                        $(734,454)        $(1,791,027)
    Compensation expense                         (943,164)           (110,482)
    Pro forma net loss                         (1,677,618)         (1,901,509)

Basic and diluted loss per share:
    As reported                               $     (0.15)        $     (0.38)
    Pro forma                                       (0.33)              (0.41)



The following table summarizes the total number of shares for which options have been issued (Stock Option Plan, 2004 Incentive Plan, Employment Agreements and grants to Directors) and are outstanding:

                                                                             2004                  2003
                                                                      -------------------      -------------------
                                                                            Weighted                Weighted
                                                                            average                 average
                                                                            exercise                exercise
                                                              Options       Price       Options     Price
                                                              ---------     ---------   ---------   --------
Outstanding, January 1,                                        309,000        $5.95      124,500     $9.00
Granted                                                        365,000         4.78      200,000      4.21
Cancelled                                                            -            -            -         -
Expired                                                        (20,000)        5.00      (15,500)     7.65
                                                              ---------     ---------   ---------   --------
Outstanding, December 31,                                      654,000         5.33      309,000      5.95
                                                              =========     =========   =========   ========

250,250  options are  outstanding  and  exercisable  at December 31, 2004 (2003:
109,000)

The 200,000  options  granted to Directors in 2003 are  exercisable  as follows:
50,000  exercisable on each April 14 of 2004,  2005, 2006, and 2007. The 365,000 options granted on April 26, 2004 are exercisable as follows: 111,250 options on November 1, 2004, 111,250 options on each of October 1, 2005, and October 1, 2006, and 31,250 options on October 1, 2007. The remaining 89,000 options outstanding as at December 31, 2004 are all exercisable as at December 31, 2004.

No options were exercised in 2004 and 2003.

At December 31, 2004 the range of exercise prices and weighted average remaining contractual life of outstanding options was $4.21 - $10.47 and 5.93 years, respectively.

15. Stock Warrants

As at December 31, 2003 the total number of shares for which warrants have been issued and are exercisable (at $ 11 per share) was 10,000. These warrants expired unexercised on May 2, 2004. No warrants were issued in 2004.

16. Geographic information

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

The Company's operations fall into one industry segment: providing Internet access and additional value added services to business customers. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. Consequently, the Company has three operating segments:
Euroweb Hungary, Euroweb Romania, and Euroweb Slovakia. The performance of geographic operating segments is monitored based on net income or loss from operations (before income taxes, interest, and foreign exchange gains/losses). The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 2. There are no inter-segment sales revenues.




The following tables summarize financial information by geographic segment for the year ended December 31, 2004 and 2003:

Geographic information for 2004
                                   Slovakia   Romania      Hungary         Corporate        Total
3rd party revenues               3,827,738   5,637,991   18,646,057              -      $28,111,786
Pantel related revenues                  -   7,999,011      504,928              -        8,503,939
Total revenues                   3,827,738  13,637,002   19,150,985              -       36,615,725

Depreciation                       185,758     626,564    1,119,262          2,048        1,933,632
Intangible amortization
(customer contract)                      -          -       677,132              -          677,132

Interest income                     32,857      24,437       95,539         49,154          201,987
Interest expense                     8,718      30,571      380,370             -           419,659
Net interest (expense)
income                              24,139      (6,134)    (284,831)        49,154         (217,672)

Income tax                          31,275      31,092            -              -           61,590
Net loss                           313,754     (53,704)     (97,317)      (897,187)        (734,454)

Fixed assets, net                  234,557   2,195,881    5,274,303              -        7,704,741
Fixed asset additions               76,807     985,492      639,691              -        1,701,990
Goodwill                                 -     566,000    5,240,181                       5.806.181


Geographic information for 2003



                                   Slovakia    Romania   Hungary         Corporate        Total
3rd party revenues               3,424,633    4,539,215    8,412,501             -       $16,376,349
Pantel related revenues                  -    5,633,864      106,845             -         5,740,709
Total revenues                   3,424,633   10,173,079    8,519,346             -        22,117,058

Depreciation                       328,182      466,853      841,098             -         1,636,133
Intangible impairment                    -      100,364            -             -           100,364
Goodwill impairment                563,000      324,957            -             -           887,957

Interest income                     18,990        3,934       82,012       390,349           495,285
Interest expense                    28,269       24,333       93,132         5,231           150,965
Net interest (expense)
income                              (9,279)     (20,399)     (11,120)      385,118           344,320

Income tax                               -       61,590            -             -            61,590
Net loss                          (457,092)    (399,232)    (214,967)     (719,736)       (1,791,027)

Fixed assets, net                  326,788    1,575,851      879,385             -         2,782,024
Fixed asset additions               94,954      752,848      310,270             -         1,158,072
Goodwill                                 -      566,000            -             -           566,000

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

Goodwill and related impairment amounts are recorded in the books of the Corporate entity and allocated to reporting units. The Gain/Loss on discontinued operations is included in the Corporate Net Loss.

17. Subsequent events

(a) Status of Pantel Rt. as a related party

On February 28, 2005, it was announced that the sale of KPN NV's 75.1% interest in the Pantel business to the Hungarian Telephone and Cable Corp. had been completed. Therefore, Pantel is no longer considered a related party effective March 1, 2005.


(b) Euroweb Slovakia

In January 2005, the Company decided that the operations of Euroweb Slovakia were no longer considered part of the core assets of the Company. In light of this decision, the Company, in January 2005, approached a potential buyer interested in acquiring internet service providers in Slovakia. The Company is currently negotiating the sale of Euroweb Slovakia with this potential buyer. The Company intends to treat Euroweb Slovakia as a discontinued operation for purposes of US GAAP reporting in future periods, with appropriate restatement of comparative prior period amounts. The following table presents the carrying amounts of the major classes of assets and liabilities of Euroweb Slovakia as at December 31, 2004:

                                                                2004
                                                                ----
Current assets                                               1,480,522
Long-term assets                                               234,557
   Total assets                                             $1,715,079

Current liabilities                                          1,244,310
Long-term liabilities                                            6,701
   Total liabilities                                        $1,251,011

Net equity                                                    $464,068

                           Euroweb International Corp.
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


(c) Announced sale of the Company's shares by KPN

Pursuant to a Stock Purchase Agreement dated as of January 28, 2005, between KPN Telecom B.V. (the largest shareholder of the Company), and CORCYRA d.o.o.("CORCYRA"), CORCYRA purchased 289,855 shares of the Company's common stock from KPN Telecom B.V. and has also agreed to purchase KPN Telecom B.V.'s remaining shares of the Company's common stock by April 30, 2006.

(d) Potential acquisition

In March 2005, the Company signed a Letter of Intent relating to a potential acquisition. The finalisation of the transaction terms is subject to the completion of due diligence procedures (currently underway) and agreement on terms which will be detailed in a formal purchase agreement. The purchase consideration, if the transaction goes ahead, is expected to comprise a combination of cash and Company stock.

(e) New Stock options

On March 22nd, 2005 the Board of Directors decided to grant two new directors 100,000 stock options each under the 2004 Incentive Plan. These stock options are exercisable as follows: 50,000 exercisable on each September 22 of 2005, 2006, 2007, and 2008.