Form 10QSB
period 2005-03-31
EUROWEB INTERNATIONAL CORP
filed 2005-05-16
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________to________________
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

                       Vaci ut 141, 1138 Budapest, Hungary
                    (Address of principal executive offices)

               +36-1-8897000                          +36-1-8897100
         Issuer's telephone number             Issuer's facsimile number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                         5,342,533
-----------------------------                         ---------
              (Class)                         (Outstanding at May 13, 2005)

Transitional Small Business Disclosures Format (Check one): Yes [_]  No [X]

                           EUROWEB INTERNATIONAL CORP.

                                      INDEX

PART I. Financial Information


Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet as of March 31, 2005                               2

   Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
        for the three months ended March 31, 2005 and 2004 (restated)                      3

   Condensed Consolidated Statements of Stockholders' equity for the three months ended
       March 31, 2005 and twelve months ended December 31, 2004                            4

   Condensed Consolidated Statements of Cash Flows for the three months
       ended March 31, 2005 and 2004 (restated)                                            5

   Notes to Condensed Consolidated Financial Statements                                    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                     14

Item 3. Controls and Procedures                                                           23

PART II. Other Information                                                                24

Signature                                                                                 25

                           EUROWEB INTERNATIONAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                             March 31, 2005
                                                                             --------------
ASSETS
  Current Assets
    Cash and cash equivalents                                                   $  2,926,222
    Trade accounts  receivable,  net of allowance for doubtful accounts of         6,311,707
      $  1,052,004
    Unbilled receivables                                                           1,084,987
    Prepaid and other current assets                                                 754,938
    Deferred tax assets                                                              221,747
                                                                                ------------
      Total current assets of continuing operations                               11,299,601
    Total assets of discontinued operations                                        1,646,993
                                                                                ------------
      Total current assets                                                        12,946,594

  Property and equipment, net                                                      7,157,280
  Intangibles - customer contracts, net                                            1,796,677
  Goodwill                                                                         5,806,181
  Other assets                                                                       469,294
                                                                                ------------
      Total assets                                                              $ 28,176,026
                                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                                      $  4,833,574
    Pantel loan payable - current portion                                            513,599
    Current portion of bank loans                                                    303,967
    Current portion of notes payable                                                 763,870
    Other current liabilities                                                        740,521
    Accrued expenses                                                               2,837,852
    Deferred IRU revenue                                                              46,000
    Deferred other revenue                                                           728,893
                                                                                ------------
      Total current liabilities of continuing operations                          10,768,276
    Total liabilities of discontinued operations                                   1,173,847
                                                                                ------------
      Total current liabilities                                                   11,942,123

Noncurrent Liabilities
   Deferred tax liabilities                                                          221,747
   Deferred IRU revenue                                                              935,332
   Pantel loan payable                                                               513,599
   Bank loans                                                                        629,904
   Lease obligations                                                                 158,596
                                                                                ------------
     Total liabilities                                                            14,401,301

Commitments and contingencies

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                     --
   Common stock, $.001 par value - Authorized 35,000,000 shares;
      5,342,533 shares issued and outstanding                                         24,807
   Additional paid-in capital                                                     50,795,184
   Accumulated deficit                                                           (36,208,145)
   Accumulated other comprehensive income                                            278,291
   Treasury stock -  175,490 common shares, at cost                               (1,115,412)
                                                                                ------------
      Total stockholders' equity                                                  13,774,725
                                                                                ------------
      Total liabilities and stockholders' equity                                $ 28,176,026
                                                                                ============

     See accompanying notes to condensed consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                     (LOSS)
                                   (Unaudited)

                                                                        Three months ended
                                                                             March 31
                                                                      2005               2004
                                                                                      (Restated)
                                                                  ------------       ------------
Revenues
Third party revenues                                              $  9,165,154       $  3,652,260
Related party revenues                                               1,768,358          1,490,767
                                                                  ------------       ------------
         Total revenues                                             10,933,512          5,143,027

Cost of revenues (Exclusive of depreciation and
amortization shown separately below)
 Third party cost of revenues                                        6,398,438          2,275,019
 Related party cost of revenues                                      1,164,692          1,251,354
                                                                  ------------       ------------
         Total cost of revenues (Exclusive of                        7,563,130          3,526,373
depreciation and amortization shown separately below)

Operating expenses
   Compensation and related costs                                      793,541            524,807
   Consulting, director and professional fees                          936,790            350,595
   Collection of written-off receivables                              (265,630)                --
   Other selling, general and administrative expenses                1,056,656            501,397
   Depreciation and amortization                                       888,913            238,689
                                                                  ------------       ------------
       Total operating expenses                                      3,410,270          1,615,488

Income (loss) from operations                                          (39,888)             1,166
Interest income (expense)
   Interest income                                                       7,583             71,249
   Interest expense                                                   (111,397)           (69,811)
                                                                  ------------       ------------
    Net interest income (expense)                                     (103,814)             1,438

Income (loss) before income taxes                                     (143,702)             2,604
                                                                  ------------       ------------

Provision for income taxes                                              86,987             31,583

Loss from continuing operations                                       (230,689)           (28,979)
                                                                  ------------       ------------
Income from discontinued operations - Euroweb Slovakia in                5,270             69,839
2005 and Euroweb Czech Republic & Slovakia in 2004

Net income (loss)                                                 $   (225,419)      $     40,860
                                                                  ------------       ------------
Other comprehensive income (loss)                                      170,025            (21,415)
                                                                  ------------       ------------
Comprehensive income (loss)                                       $    (55,394)      $     19,445
                                                                  ============       ============
Loss per share, before discontinued operations                    $      (0.04)      $      (0.00)
Discontinued operations                                           $       0.00       $       0.01
Net income (loss) per share, basic                                $      (0.04)      $       0.01

Weighted average number of shares outstanding, basic and             5,342,533          4,665,332
diluted

      See accompanying notes to condensed consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                       Accumulated
                                   Common Stock            Additional                     Other                        Total
                              --------------------------    Paid-in      Accumulated  Comprehensive     Treasury     Stockholders'
                                Shares          Amount      Capital        Deficit     Income (Loss)     Stock          Equity
                              ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance, January 1, 2004       4,665,332        $24,129    $48,227,764    $(33,105,716)   $(25,502)    $(1,115,412)    $14,005,263
(restated)                    ============  ============  ============  ============   ============   ============   ============

Foreign currency translation
  gain                                  --            --            --            --        162,573             --        162,573
Reversal of unrealized
 gain on securities                     --            --            --            --        (28,805)            --        (28,805)
  available for sale
Deemed distribution                                                       (2,142,556)                                  (2,142,556)
Compensation charge on                  --            --        94,212                                                     94,212
  share options issued to
   consultants
Issuance of shares (Elender        677,201           678     2,458,108            --             --             --      2,458,786
  Rt acquisition)
Net loss                                --            --            --      (734,454)            --             --       (734,454)
                              ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance, December 31, 2004       5,342,533  $     24,807  $ 50,780,084  $(35,982,726)  $    108,266   $ (1,115,412)  $ 13,815,019
                              ============  ============  ============  ============   ============   ============   ============
Foreign currency
  translation gain                      --            --            --            --        170,025             --        170,025
Compensation charge on
  share options issued                  --            --        15,100                                                     15,100
   to consultants
Net loss                                --            --            --      (225,419)            --             --       (225,419)
                              ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance, March 31, 2005          5,342,533  $     24,807  $ 50,795,184  $(36,208,145)  $    278,291   $ (1,115,412)  $ 13,774,725
                              ============  ============  ============  ============   ============   ============   ============


      See accompanying notes to condensed consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                      March 31,
                                                             -----------------------------
                                                                 2005             2004
                                                                               (restated)
                                                             ------------     ------------
      Net cash provided by (used in) operating activities    $    435,919     $   (106,292)
                                                             ------------     ------------
Cash flows from investing activities:
   Maturity of securities                                              --       11,464,000
   Collection on notes receivable                                      --           49,768
   Acquisition of 51% of Euroweb Rt                                    --       (2,142,000)
   Acquisition of property and equipment                         (511,964)        (259,093)
                                                             ------------     ------------
      Net cash provided by (used in) investing activities        (511,964)       9,112,675
                                                             ------------     ------------
Cash flows from financing activities:
   Receipt (repayment) of loans                                   (78,318)          24,649
   Principal payments under capital lease obligations             (58,758)          (9,447)
                                                             ------------     ------------
      Net cash provided by (used in) financing activities        (137,076)          15,202
                                                             ------------     ------------
Effect of exchange rate changes on cash                           (92,326)         (14,803)
                                                             ------------     ------------
Net increase (decrease) in cash and cash equivalents             (305,447)       9,006,782
Cash and cash equivalents, beginning of period                  3,231,669       12,050,485
                                                             ------------     ------------
Cash and cash equivalents, end of period                     $  2,926,222     $  3,043,703
                                                             ------------     ============

     See accompanying notes to condensed consolidated financial statements.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Business

Euroweb   International  Corp.  ("Euroweb"  or  the  "Company")  is  a  Delaware
corporation, which was organized on November 9, 1992. The Company was a development stage company through December 31, 1993.

The Company operates in Hungary and Romania, through its subsidiaries Euroweb Hungary Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 16, 2004, the Company disposed of Euroweb Czech Republic and no longer has operations in the Czech Republic. On April 15, 2005, the Company sold Euroweb Slovakia a.s. ("Euroweb Slovakia") for cash of $2,700,000 and, as a result, has ceased operations in Slovakia. Euroweb Slovakia is considered a discontinued operation for U.S. financial reporting purposes.

The Company  provides  internet  access,  voice/  voice over  internet  protocol
(VOIP), international/domestic leased line and additional value added services primary to business customers.

KPN Telecom owned approximately 43.54% of Euroweb's outstanding shares of common stock as of December 31, 2004. In 2004, KPN Telecom announced its intention to divest its interest in Pantel Rt. ("Pantel"), with certain sale agreements being signed with a view to final consummation in 2005. On February 28, 2005, the sale of KPN NV's 75.1% interest in the Pantel business to Hungarian Telephone and Cable Corp. was completed. Therefore, Pantel is no longer considered a related party effective March 1, 2005.

In addition, on January 28, 2005, KPN Telecom entered into a Stock Purchase Agreement whereby it sold to CORCYRA d.o.o. ("CORCYRA") 289,855 shares of common stock of the Company for $1,000,000 on February 1, 2005 and has also agreed to sell its remaining 2,036,188 shares of our common stock on or prior to April 30, 2006.

2. Basis of Presentation and Significant Accounting Policies

The interim unaudited consolidated financial statements of Euroweb and its consolidated subsidiaries included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, appearing in the Annual Report on Form 10-KSB of the Company for the year then-ended.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

All   intercompany   balances  and   transactions   have  been   eliminated   in
consolidation.

On December 16, 2004, the Company sold all of its shares in its wholly-owned subsidiary, Euroweb Czech Republic, for cash of $500,000. As a part of the transaction, the Company effectively forgave $400,000 of loans receivable from Euroweb Czech Republic . On April 15, 2005, the Company sold Euroweb Slovakia for cash of $2,700,000. The Company believes that the sale of Euroweb Czech and Euroweb Slovakia meet the criteria for presentation as a discontinued operation under the provisions of Statements of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," therefore all periods are restated to reflect Euroweb Czech Republic and Euroweb Slovakia as discontinued operations.

Stock-Based compensation

Under the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and net income
(loss) per share for the three months ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:



                                                         Q1 2005       Q1 2004
                                                                      (restated)
Net income (loss):
    Net income (loss), as reported                      $(225,419)    $  40,860
    Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of tax effects          (169,322)     (132,578)
    Pro forma net loss                                   (394,751)      (91,718)

Basic and diluted income (loss) per share:
    As reported                                         $   (0.04)    $    0.01
    Pro forma                                               (0.07)        (0.02)

3. Bank Loans, Overdrafts, and Notes Payable

On June 1, 2004, Elender Rt. (which has been merged with Euroweb Hungary Rt.) entered into a bank loan agreement with Commerzbank (Budapest) Rt. The agreement consists of a loan facility of HUF 300 million (approximately $1.67 million) of which approximately $933,871 was outstanding at March 31, 2005. The loan is being repaid in quarterly installments of HUF 14.5 million (approximately $80,000), commencing November 30, 2004. The interest rate is BUBOR (Budapest Interbank Offered Rate) + 1.35%.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

In addition, the bank also provided an overdraft facility of HUF 150 million (approximately $800,000) to Elender Rt. The Company did not need to utilize this facility as at March 31, 2005. The interest rate is BUBOR (Budapest Interbank Offered Rate) + 1%.

Notes payable of approximately $763,870 as of March 31, 2005 relate to outstanding liabilities to three previous shareholders of Elender Rt.: Vitonas Investments Limited, Certus Kft. and Rumed 2000 Kft. The outstanding amount is payable in four equal quarterly installments of HUF 36.438 million (approximately $190,967), with the final payment on December 31, 2005.

4. Pantel Loan Payable

During 2002 Pantel, a related party prior to March 1, 2005, provided a loan of HUF 245,000,000 (approximately $ 1.28 million using March 31, 2005 exchange rate) to a subsidiary of the Company of which approximately $1,027,198 was outstanding at March 31, 2005. The loan bears interest at a rate of 13% and is repayable in five equal installments from December 2004 semi-annually until the end of 2006.

5. Discontinued Operations and disposal of subsidiaries

Euroweb Slovakia sold on April 15, 2005 and Euroweb Czech sold on December 16, 2004 are considered discontinued operations for U.S. financial reporting purposes and therefore, all periods are restated. For the three months ended March 31, 2005 and 2004, the results of discontinued operations are as follows:

--------------------------------------------------------------------------------
Country               Q1 2005           Q1 2004              Change
                                       (restated)             in %
--------------- ------------- --------------------- ----------------------------
Slovakia              $5,270            $126,346              -95%
--------------- ------------- --------------------- ----------------------------
Czech Republic            --            $(56,507)              N/A
--------------- ------------- --------------------- ----------------------------
Total                 $5,270            $69,839               -93%
--------------- ------------- --------------------- ----------------------------


6. Stock-based Compensation

On March 22, 2004, the Company granted 125,000 options to the Chief Executive Officer, 195,000 options to five employees and 45,000 options to two consultants of the Company. On March 22, 2005, the Company granted 200,000 options to two of the directors.

In accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," no compensation expense was recorded for the options granted to the Chief Executive Officer, directors and the five employees. However, in accordance with SFAS 123, the Company will recognize total compensation charges of approximately $162,000 for the grants made to the two consultants as such consultants do not qualify as employees. Such compensation charges are recognized over the vesting period of three years (compensation expense for the quarter ended March 31, 2005 was $15,100).

The stock options granted to the directors on March 22, 2005 vest at the rate of 50,000 on each September 22 of 2005, 2006, 2007, and 2008. The exercise price of the options ($3.40) is equal to the market price on the date the grants were made.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements


7. Related party transactions

The provision of international/domestic leased line, voice and VOIP services are being provided in conjunction with Pantel Rt., an entity which was majority owned and controlled by KPN Telecom B.V. (which also owned a majority interest in the Company as at December 31, 2004). In the first quarter of 2005 and fiscal 2004, Pantel Telecommunication Rt. Hungary was the most significant trading partner of the Company with approximately 55% of the 2005 quarterly revenues of Euroweb Romania (translating into 21% of the consolidated revenues of the Company) were derived from providing services to Pantel.

From March 1, 2005, Pantel is no longer related party with the Company, because Hungarian Telecom and Cable Corporation completed the acquisition of Pantel. Therefore, transactions with Pantel from March 1, 2005 are no longer classified as transactions with a related party.


8. Commitments and Contingencies

(a) Employment Agreements

A fixed-term employment agreement with the Chief Executive Officer which provided for aggregate annual compensation of $96,000 through December 31, 2005 was amended in 2004. The amended agreement provides for an annual salary of $200,000 and a bonus of up to $150,000 in each of 2005 and 2006, as well as an annual car allowance of $30,000.

Fixed-term employment agreements for officers of the Company provide for an aggregate monthly compensation of $ 10,000 until December 31, 2005.

(b) Lease agreements

The Company's subsidiaries have entered into various capital leases for vehicles and internet equipment, as well as non-cancelable agreements for office premises.

(c) 20 years' usage rights

In 2002, Euroweb Romania provided an Indefeasible Right of Use ("IRU") for transmission capacity on 12 pairs of fiber over a period of 20 years, commencing in 2003. For the duration of the agreement, Euroweb Romania is obliged to use all reasonable endeavours to ensure the cable system is maintained in efficient working order and in accordance with industry standards.

(d) Legal Proceedings

There are no known significant legal procedures that have been filed and are outstanding against the Company.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements


(e) Elender Rt. acquisition

On June 9, 2004 the Company acquired all of the outstanding shares of Elender Rt., a leading internet service provider in Hungary, for $6,500,000 in cash and 677,201 of the Company's shares of common stock. Under the terms of this agreement, the Company has placed 248,111 unregistered shares of newly issued common stock (in the name of the Company) with an escrow agent as security for approximately $1.5 million loans payable to former shareholders of Elender. The shares will be returned to the Company from escrow once the outstanding loans have been fully repaid. However, if there is a default on the outstanding loan, then the shares will be issued to the other party and the Company is then obliged to register these shares.

Pursuant to section 1 of the Registration Rights Agreement signed on June 1, 2004 with the sellers of Elender, if the shares of the Company's common stock were not registered within 120 days of Closing (Closing was on June 9, 2004) for reasons attributable to the Company, a penalty of $2,000 per day is payable until the shares are registered. The Company has registered the shares of common stock issued in connection with the Elender acquisition. The Company has made a provision of $170,000 to accrue for potential penalties under this clause until March 31, 2005.

(f) Euroweb Hungary purchase guarantee

In February 2004, the Company purchased the remaining 51% of Euroweb Hungary from Pantel. The consideration paid by the Company for the 51% interest consisted of EUR 1,650,000 ($2,105,000) in cash, and a purchase commitment that Euroweb Hungary will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel in each of 2004-2006. In the event that Euroweb Hungary and its subsidiaries do not satisfy this commitment, Pantel may charge a penalty equal to 25% of the commitment amount less any services purchased. Purchases in 2004 exceeded this amount.

(g) Indemnities provided upon sale of subsidiaries

On April 13, 2004, the Company sold its 100% shareholding in Neophone Rt. (a non-operational subsidiary) for approximately $60,000. Under the terms of the sale the Company has indemnified the buyer for any unaccrued costs, fines, penalties and lawsuits which relate to a period prior to the sale. No claims have been made to date.

Under the terms of the sale agreement for Euroweb Czech, the buyer has a right to make claims against the Company for up to $200,000 under representation and warranties provisions of the sale agreement. This provision is applicable for claims made within 12 months of closing. No claims have been made to date.

On April 15, 2005, the Company sold Euroweb Slovakia. According to the Securities Purchase Contract (the "Contract"), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller's breach of any representation, warranty and obligation as set forth in point 9.1.1 through
9.1.16 of the Contract or as the result of breach of any representation, warranty and obligation set forth in other respective provisions of this Contract, only up to the aggregate amount of 540,000. The buyer shall not be entitled to make any claim under this Article 9 of the Contract after the fourth anniversary of the date of the Contract. No claims have been made to date.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

9. Geographic information

The Company manages its operations, and accordingly determines its reportable operating segments, on a geographic basis. Consequently, the Company has two reportable operating segments: Hungary and Romania. The performance of geographic operating segments is monitored based on net income or loss from continuing operations. There are no inter-segment sales revenues.

The following tables summarize financial information from continuing operations by geographic segments for the quarters ended March 31, 2005 and 2004:

Geographic information for Q1 2005


                                                 Romania          Hungary          Corporate         Total
Third party revenues                         $  1,928,956     $  6,365,923               --     $  8,294,879
Pantel related revenues (January - March)       2,339,993          298,640               --        2,638,633
Total revenues                                  4,268,949        6,664,563               --       10,933,512

Depreciation                                      194,609          437,693               --          632,302
Intangible amortization
(customer contract)                                    --          256,611               --          256,611

Interest income                                     2,883            4,700               --            7,583
Interest expense                                  (10,459)        (100,938)              --         (111,397)
Net interest expense                               (7,576)         (96,238)              --         (103,814)

Income tax                                         86,987               --               --           86,987
Income (loss) from continuing operations          381,400         (219,518)        (392,571)        (230,689)

Long-lived assets                               2,744,219        4,882,355               --        7,157,280
Capital expenditures                              268,094          243,870               --          511,964
Goodwill                                          566,000        5,240,181                         5,806,181



Geographic information for Q1 2004

                                                 Romania          Hungary          Corporate         Total
Third party revenues                         $  1,190,104     $  2,462,156               --     $  3,652,260
Pantel related revenues                         1,463,730           27,037               --        1,490,767
Total revenues                                  2,653,834        2,489,193               --        5,143,027

Depreciation                                      102,389          134,462            1,838          238,689

Interest income                                     1,678           23,545           46,026           71,249
Interest expense                                   (8,336)         (61,475)              --          (69,811)
Net interest (expense)
income                                              6,658          (37,930)          46,026            1,438

Income tax                                         31,583               --               --           31,583
Income (loss) from continuing operations          156,396           75,340         (260,715)         (28,979)

Long-lived assets                               1,680,384          803,630               --        2,484,014
Capital expenditures                              218,791           40,302               --          259,093
Goodwill                                          566,000               --               --          566,000


                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

10. Subsequent events

On April 15, 2005, the Company completed the sale of Euroweb Slovakia. The Company treats Euroweb Slovakia as a discontinued operation for purposes of U.S. GAAP reporting, with appropriate restatement of comparative prior period amounts. The Company expects to record approximately $1,600,000 net profit as a result of this disposition of Euroweb Slovakia in the second quarter of 2005.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


      Operations


Overview

Euroweb International Corporation owns and operates Internet Service Providers, or ISPs, in Hungary and Romania through its subsidiaries, Euroweb Hungary Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 16, 2004, the Company sold Euroweb Czech and no longer has operations in the Czech Republic. On April 15, 2005, the Company sold its interest in Euroweb Slovakia a.s. ("Euroweb Slovakia") and, therefore, in 2005, Euroweb Slovakia is considered a discontinued operation for U.S. reporting purposes.

The Company operates in one industry segment, providing Internet access, voice, international/domestic leased lines and additional value added services to mainly business customers.

Our revenues come from the following four sources:

o Internet Service Provider (Internet access, content and web services, other services);

o International/domestic leased line and Internet Protocol data services;

o Voice / Voice over Internet Protocol services; and

o Facilities (sale, rental and maintenance of dark fiber between the Hungarian border and the Romanian City of Timisoara).

For the services in the second and third points in Romania, our main customer in 2005 and 2004 was Pantel Rt, which was a related party. On February 28, 2005, the completion of the sale of KPN NV's 75.1% interest in the Pantel business to the Hungarian Telephone and Cable Corp. was announced. As a result, we are no longer a related party with Pantel Rt. as of March 1, 2005; however, it still remains the most significant customer and supplier of the Company.

As an Internet Service Provider, we generally did not build out optical fibers in the past, instead entering into a number of agreements with infrastructure owners and telecom companies to buy internet and telecom services and resell them to our customers. We also provide value added services and more comprehensive solutions to our customers (additional services through domain, web, hosting, application development, technical support, virtual private network - VPN, advising, voice services etc.). Such a structure enables our company to avoid significant capital expenditures on network development. However, without our own infrastructure, our ability to compete with other
Internet Service Providers and telecom companies is limited due to existing access costs. In order to mitigate the impact of newly introduced cheaper technology and competition, we took several steps, including the following:

o Built strategic partnership with telecom companies;

o Increased the value added services and offered more comprehensive solutions;

o Introduced voice and international/domestic leased lines services;

o Building of own optical fiber network in Romania; and

o Made acquisitions to ensure economies of scale and utilization of synergies.

This strategy has resulted in increased revenues and a reduction of losses since 2002 and/or has also increased the cash generating ability of the Company.

Related party transactions - Pantel Rt.

General: Our largest customer and supplier since early 2001 has been Pantel Rt., a Hungary-based alternative telecommunications provider. Pantel operates within the region and has become a significant trading partner for Euroweb Romania through the provision of a direct fiber cable connection, which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel Rt. As a result, Euroweb Romania became the preferred, but not exclusive partner of Pantel Rt. for services in Romania. In addition to this, Euroweb Hungary utilizes significant telecom services from Pantel Rt. Due to the fact that a significant portion of our revenue is generated by international/domestic leased line and Voice / Voice over Internet Protocol services, a number of our representatives have moved to the premises of Pantel Rt. in order to improve co-operation on international projects.

On February 28, 2005, KPN Telecom (the majority owner of Pantel Rt. and our largest shareholder), completed the sale of its entire interest in Pantel Rt. Therefore, Euroweb is no longer related party with Pantel from March 1, 2005. Profit and loss statements include related party revenues and costs for the period January 1 to February 28 in 2005.

Transactions: Both Euroweb Hungary and Euroweb Romania engage in the following transactions with Pantel Rt.:

(a) Pantel Rt. receives revenue from the provision of the following services to our Company and our subsidiaries:

- Internet and related services;

- National and international leased and telephone lines;

- VOIP / Voice services; and

- Consulting services

The total amount of these services purchased from Pantel was $1,798,418 during the three months ended March 31, 2005 (three months ended March 31, 2004:
$1,251,354).

In addition, Pantel Rt. charged interest of $34,286 in the three months ended March 31, 2005 (three months ended March 31, 2004: $38,191).

(b) Our Company and our subsidiaries received revenue from the provision of the following services to Pantel Rt.:

- Cost of international leased lines and local telephone lines in Slovakia and Romania;

- International/national data and voice over internet protocol services for Pantel;

- Internet and related services; and

- Consulting services

The total value of these services sold was approximately $2,638,633 in the three months ended March 31, 2005 (three months ended March 31, 2004: $1,490,767).

Direct sales to Pantel were 21% of total consolidated revenue in the three month ended March 31, 2005 (three months ended March 31, 2004: 29%). However, the dependency on Euroweb Romania on Pantel is even more significant. Some third party sales involve Pantel as the subcontractor/service provider for the international/domestic lines, and some third party customers were introduced to the Company by Pantel (i.e. their relationship with Pantel is stronger than their relationship with Euroweb Romania).

Effective dependency on Pantel: Direct sales to Pantel and Pantel-related sales represent approximately 30% of total consolidated revenues of the Company and approximately 78% of total sales of Euroweb Romania. There is no such sales dependency in the case of Euroweb Hungary.

With respect to pricing, agreements are made at market prices or a split of the margin based on the financial investment into the specific services by each of the parties. We always consider alternative suppliers for each individual project.

It cannot be predicted in advance whether the changes in ownerships will have an influence on the business relationship between the Company and Pantel Rt. However, management believes - although it cannot be assured - that the current business agreements were made on arms-length principles and are beneficial to both parties, and therefore significant changes may not occur.

Disposals

On April 15, 2005, the Company completed the sale of 100% of the outstanding stock of its subsidiary in Slovakia for $2,700,000. As a result of these transactions, the Company expects to record over $1,600,000 profit in the second quarter of 2005. The historical results of Euroweb Slovakia are reported in the Company's consolidated financial statements as a discontinued operation.


      Critical Accounting Policies

      The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Accounting policies the Company believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements are the same as those described in its Annual Report on Form 10-KSB for the year ended December 31, 2004.


      Results of Operations

      Three months Period Ended March 31, 2005 Compared to Three Months Period Ended March 31, 2004

Due to the acquisition of Elender Rt. on June 9, 2004, the profit and loss statements for the quarter ended March 31, 2005 and 2004 are not comparable from an organic growth point of view.

On December 16, 2004, the Company sold all of its shares in its wholly-owned subsidiary, Euroweb Czech, for cash of $500,000. As a part of the transaction, the Company effectively forgave $400,000 of loans receivable from Euroweb Czech. On April 15, 2005, the Company sold Euroweb Slovakia for cash of $2,700,000. The Company believes that the sale of Euroweb Czech and Euroweb Slovakia meet the criteria for presentation as a discontinued operation under the provisions of Statements of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"; therefore, all periods are restated to reflect Euroweb Czech Republic and Euroweb Slovakia as discontinued operations.

Three months ended March 31,               2005           2004 (restated)
                                           ----           ---------------
              Total Revenues          $ 10,933,512         $ 5,143,027

We experienced a 112% revenue growth, or an increase of $5,790,485 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was mainly due to the acquisition of Elender Rt. and increase in VOIP services.

The following table summarizes the main changes in revenue compared to the previous year with respect to the revenue structure:

--------------------------------------------------------------------------------
Revenue/services               Q1 of 2005            Q1 of 2004         % change
                                                       (restated)
--------------------------------------------------------------------------------
ISP activity                   $ 6,580,318            $ 2,236,024        +194%
--------------------------------------------------------------------------------
Int./dom. leased line *(a)     $ 1,917,687            $ 1,401,186         +37%
--------------------------------------------------------------------------------
Voice / VOIP (Hungary
and Romania)                   $ 2,422,016            $ 1,449,147         +67%
--------------------------------------------------------------------------------
Facilities (a)                 $    13,491            $    56,670         -76%
--------------------------------------------------------------------------------
Total                          $10,933,512            $ 5,143,027         112%
--------------------------------------------------------------------------------

* - primarily Pantel or Pantel related sales,

(a) substantially all generated by the Romanian subsidiary

ISP revenue analysis

Approximately $3.4 million of the increase in ISP revenue or 78% of the increase in ISP revenue relates to Hungary, mainly due to the acquisition of Elender Rt. The remaining growth of ISP revenue (21%) can be attributed to the weakness of the US Dollar (approximately 12% depreciation of dollar) and organic growth in Romania compared to the previous year. Due to economic conditions and pricing issues, customers - having access type services - generally transfer from higher monthly fee subscriptions (such as leased line) to lower monthly fee subscriptions (e.g. ADSL). Although the number of total customers has increased compared to previous periods, organic revenue growth possibilities in this segment are limited due to the structural change in utilized service types by the customers.

International/national Leased Line revenue analysis

Revenue from international/national leased lines and internet protocol data services produced by Euroweb Romania has increased compared to last year. This service is generally provided to a small number of Internet Service Providers, telecommunication firms, and other international companies. Due to developments in the Romanian market in the last few years, these individually agreed wholesale prices have continuously dropped. Despite price erosion, the Company was able to secure new contracts (including a government contract) in order to offset the negative trends in the international leased line segment. Additionally, Euroweb Romania has started to increase the proportion of domestic leased lines and ISP customers, which has almost doubled comparing to the last period and reached over 320.

VOIP Service revenue analysis

--------------------------------------------------------------------------------
VOIP services revenue               Q1 of 2005  Q1 of 2004 (restated) % change
--------------------------------------------------------------------------------
Retail voice origination (Ro+Hu)    $  118,123     $  149,081         -20%
--------------------------------------------------------------------------------
Wholesale voice termination (Ro)    $1,645,000     $  824,026         +99%
--------------------------------------------------------------------------------
Neophone prepaid phonecard  (Hu)    $  466,950     $  476,040         -3%
--------------------------------------------------------------------------------
Neophone Deal (Hu)                  $  171,347              0         N/A
--------------------------------------------------------------------------------
Neophone-X (Hu)                     $   20,596              0         N/A
--------------------------------------------------------------------------------
Total                               $2,422,016     $1,449,147         +67%
--------------------------------------------------------------------------------

Hu- Hungarian related, Ro- Romanian related


Retail voice origination is provided to corporate customers over leased lines. Such services enable the customers to reduce their costs of the international, long distance and local calls, which they initiate. 50% of revenue is generated in Romania, while the remaining 50% is generated in Hungary. From 2005, the Hungarian subsidiary introduced a new voice product, Neophone Deal, which is a more convenient and cheaper way for companies to reduce their voice costs. Consequently, future increases from this product are limited. The services are mostly denominated in local currency; therefore in US Dollar terms, the overall decrease is higher due to the 13% depreciation of the US Dollar against the Romanian Lei and the 11% depreciation of the US Dollar against the Hungarian Forint in the first quarter of 2005 compared to the first quarter of 2004.

Wholesale voice termination represents voice minutes received from Pantel Rt. and forwarded to Romanian telecommunication companies. Such services have increased by 99%. The service bears a high risk that the voice traffic may be completely eliminated if a strategic decision is made by Pantel to use alternative providers or customers can obtain better termination rates from competitors. Such volume reductions may occur at any time, although the impact on the result of operation will be limited as margins are low. Approximately 6% of the increase can be attributed to the weakening of the US Dollar from 2004 to 2005 against the Euro, which is the denominated currency of this service.

Neophone prepaid phonecards enable users (private individuals) to make cheaper domestic or international calls compared to the rates of the incumbent telecom operators, and were first introduced three years ago in Hungary. During this time, the number of users and voice traffic has continuously increased. For the three months ended March 31, 2005, revenues from phone card traffic decreased by 3% compared to the previous period, which decrease is actually higher in local currency by approximately 12% due to the appreciation of the Hungarian Forint. From late 2003, the competition has introduced aggressively low prices; consequently, the Company also had to reduce its prices, so this development impaired the revenue generated by this product.

Neophone Deal is offered to small and medium size companies in the form of carrier pre-selection. The subscriber keeps its existing phone number and remains the client of the previous telecommunication company; however outgoing calls initiated by the customer will go through Euroweb voice network leaving out the telecommunication company. The outgoing traffic is invoiced by Euroweb Hungary with discount prices comparing to the rates of the incumbent telecom operator.

Neophone-X, which was first introduced in February 2005, ensures a voice service by building on the system that comprises of users' personal computers and the Internet. In this case the phone call is implemented with the intermediation of computers and the Internet instead of the classical phone network. During computer based phone calls voice is transmitted in digital data packages, then it is transformed into human voice again at the receiving party. Revenue generated in the first quarter of 2005 was $20,596.

Facilities revenue analysis

Revenues from facilities consist of lease and sale of fiber optic cables owned by Euroweb Romania and related maintenance fee. In 2004, a fiber optic sale transaction resulted in revenues of approximately $34,000, while the remaining part is maintenance revenue. There was no fiber optic sale in 2005.


Geographic revenue analysis

The following table summarizes the main changes in revenue compared to the previous year with respect to the geographical source of revenue:

--------------------------------------------------------------------------------
Revenue/country                       Q1 of 2005       Q1 of 2004    Change
                                                       (restated)     in %
--------------------------------------------------------------------------------
Hungary                               $ 6,664,563    $ 2,489,193    +167%
--------------------------------------------------------------------------------
Romania                               $ 4,268,949    $ 2,653,834    +60%
--------------------------------------------------------------------------------
Total                                 $10,933,512    $ 5,143,027    +112%
--------------------------------------------------------------------------------

Elender Rt. has been consolidated from June 9, 2004, and consequently the Hungarian operations have increased by 167% or $4,175,370 mainly due to this acquisition. Approximately 5% of the increase in Hungary is the result of the strengthening of the Hungarian Forint against the US Dollar when comparing the first quarter of 2005 and 2004.

The Romanian operations have experienced a 60% or $1,615,115 revenue increase compared to the prior period. Approximately 43% or $0.8 million of this increase can be attributed to the increased wholesale voice termination, approximately $0.5 million can be attributed to the increase of domestic/international leased lines revenue, while the remaining is mainly in connection with the organic growth from ISP activity and currency appreciation of the Romanian Lei against the US Dollar in the first quarter of 2005 compared to the first quarter of 2004.


Cost of revenues (excluding depreciation and amortization)

The following table summarizes the cost of revenues (excluding depreciation and amortization) for the quarter ended March 31, 2005 and 2004:

                                        Three months ended March 31,
                                            2005           2004
                                                        (restated)
                                          ---------     ---------

              Total cost of revenues     7,563,130       3,526,373

Cost of revenues (excluding depreciation and amortization) comprise mostly telecommunication expenses. The increase of 114% is fairly consistent with the overall increase of revenues of 112%.

Compensation and related costs

The following table summarizes the compensation and related costs for the quarter ended March 31, 2005 and 2004:

                                         Three months ended March 31,
                                             2005          2004
                                                        (restated)
                                          ---------     ---------

      Compensation and related costs      $ 793,541     $ 524,807


Overall compensation and related costs increased by 51%, or $268,734, mainly due to the acquisition of Elender Rt. in June 2004 and the effect of the appreciation of Hungarian and Romanian currencies against the US Dollar in the first quarter of 2005 compared to the first quarter of 2004.

Consulting and professional fees

The following table summarizes the consulting and professional fees for the quarter ended March 31, 2005 and 2004:


                                           Three months ended March 31,
                                               2005        2004
                                                        (restated)
                                             --------   ---------

Consulting, director and
   professional fees                       $  936,790     $ 350,595

The consulting, director and professional fees increased by $586,195, which can mainly be attributed to the acquisition of Elender Rt. in June 2004, the outsourcing of certain services and to increased legal and consultancy costs associated with growth of the business.

Collection of written-off receivable

The following table summarizes the collection of written-off receivables for the quarter ended March 31, 2005 and 2004:


                                            Three months ended March 31,
                                                2005       2004
                                                        (restated)
                                             --------   ---------

      Collection of written-off receivable  $(265,630)  $       0


In March 2005, the Company received and collected a check of $265,630 from Teleglobe Inc. which went bankrupt in 2003. The Company had previously written off this uncollected receivable.

Other selling, general and administrative expenses

The following table summarizes our other selling, general and administrative expenses for the quarter ended March 31, 2005 and 2004:

                                           Three months ended March 31,
                                               2005        2004
                                                        (restated)
                                             --------   ---------

Other selling, general and administrative   $1,056,656  $ 501,397
expenses

Overall other selling, general and administrative expenses increased by 111% ($555,259) mainly due to the acquisition of Elender Rt. in June 2004. The main categories are as follows: increase in marketing cost mainly due to the introduction of new neophone products ($251,768), increase in rental fee of offices ($66,953), increase in exchange rate losses ($45,260), and an increase in local taxes in Hungary and Romania ($72,837). The remainder of the increase can be attributed to other cost categories and the appreciation of the Hungarian and Romanian currencies against the US Dollar in the first quarter of 2005 compared to the first quarter of 2004.


Depreciation and amortization

The following table summarizes our depreciation and amortization for the quarter ended March 31, 2005 and 2004:

                                           Three months ended March 31,
                                                2005        2004
                                                        (restated)
                                             --------   ---------
Depreciation
Amortization of intangibles                  $632,302   $ 238,689
      Total depreciation and  amortization   $256,611   $       0
                                             $888,913   $ 238,689

Depreciation increased by $393,613 in the quarter ended March 31, 2005 compared to the same period in 2004, which can be attributed mainly to the acquisition and consolidation of Elender Rt.

Amortization of intangibles of $256,611 in the quarter ended March 31, 2005 relates to certain customer contracts of Elender Rt, which were recognized as intangible assets upon acquisition.

Net interest income

The following table summarizes our net interest income for the quarters ended March 31, 2005 and 2004:

                                          Three months ended March 31,
                                              2005        2004
                                                        (restated)
                                           ---------    ---------

Interest income                            $   7,583    $  71,249

Interest expense                           $(111,397)   $ (69,811)
                                           ---------    ---------
      Net interest  income (expense)       $(103,814)   $   1,438


The decrease in net interest income (expense) is due to the fact that (i) less interest-generating funds were available in this period than in the same period of the previous year because funds were disbursed in connection with the acquisitions, (ii) the effective interest rate on these investments has decreased over the periods in question, (iii) securities expired on February 15, 2004, without new investments being made due to cash being needed to fund acquisitions in 2004, and (iv) consolidation of Elender Rt. has increased interest expense by more than $40,000 due to loans outstanding, and consequently have reduced net interest income.

      Liquidity and Capital Resources


In recent years, we maintained approximately $11 million invested in US Government Securities, which matured in February 2004. The main source of these funds was capital injections by KPN in previous years.

As of March 31, 2005, our cash and cash equivalents were $2.9 million, a decrease of approximately $305,447 from the end of fiscal year 2004 (restated). The decrease is primarily due to the capital expenditure and loan repayment, which exceeded the cash flow generated from operations.

Cash flow from operations in the three months ended March 31, 2005 was $435,919, an increase of $542,211 from the three months ended March 31, 2004 due to the increased cash generation of the Romanian and Hungarian subsidiary.

Investing activities decreased the cash at hand of the Company by $511,964 due to fixed asset additions.

Cash used in financing activities was $137,076 in the three months ended March 31, 2005. Approximately $78,318 was used to repay bank loans, while $58,758 was used to repay capital leased obligations. At March 31, 2005, the overdraft facility was available but not utilized, with the unutilized portion of the loan facility being approximately $500,000.

Although we cannot provided guarantees, management believes that the synergy effects and potential business opportunities of the merged Hungarian entities may contribute to improving our cash generating ability during 2005 comparing 2004. We intend to reduce the loans and trade liabilities of our company from any such cash generated.

         In the event we make future acquisitions in Central and Eastern Europe, the excess cash on hand, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may also consider the sale of non-strategic assets or subsidiaries. Due to our strategy of aggressive acquisition, we may seek to incur additional material debts.

      Inflation and Foreign Currency

We maintain our books in local currencies: Hungarian Forint for Euroweb Hungary and the Romanian Lei for Euroweb Romania.

Our operations are primarily outside of the United States through our wholly owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly effect our sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of our international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may or will effect, our business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

During the first quarter of 2005, the Romanian Lei appreciated 13% against the US dollar and the Hungarian Forint appreciated 11% against the US dollar, compared to the first quarter of 2004.


      Effect of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement, but expresses no preference for a type of valuation model. For small business issuers, the SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Early adoption is encouraged for interim or annual periods for which financial statements or interim reports have not been issued. The Company is currently assessing the impact SFAS 123(R) will have on its financial statements.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets: an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 eliminates a company's ability to use the similar productive assets concept to account for nonmonetary exchanges at book value without recognizing a gain. Nonmonetary exchanges will have to be accounted for at fair value, with gain or loss recognized, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005, and early application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The Company is currently assessing the impact SFAS 153 may have on its financial statements.

In December 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" ("ARB 43") to eliminate the "so abnormal" criterion in ARB 43 and requires companies to recognize abnormal freight, handling costs, and amounts of wasted material (spoilage) as current-period charges. Additionally, SFAS 151 clarifies that fixed production overhead cost should be allocated to inventory based on the normal capacity of the production facility. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company is currently assessing the impact SFAS 151 may have on its financial statements.

      Forward-Looking Statements

When used in this Form 10-QSB, in other filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The Company advises you to review any additional disclosures made in its 10-QSB, 8-K, and 10-KSB reports filed with the SEC.


Item 3. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings as of the date of this report.


ITEM 2. CHANGES IN SECURITIES

      None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


ITEM 5. OTHER INFORMATION

            On January 31, 2005 Hans Lipman and Daniel Kwantes resigned as board members of the Company. Also on January 31, 2005, the Board of Directors of the Company appointed Ilan Kenig and Yossi Attia to fill the vacancies created by the resignations of Mr. Lipman and Kwantes.

            On March 21, 2005, Mr. Cooper resigned as a director of the Company and a member of the Audit Committee.

            On March 21, 2005, the Board of Directors appointed Mr. Attia and Mr. Kenig, both independent members of the board of directors, to serve as members of the Audit Committee and Compensation Committee

            On April 15, 2005, Moshe Schnapp was appointed as the president and a director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits (numbers below reference Regulation S-B, Item 601)

      (3)   (a)   Certificate of Incorporation filed November 9, 1992((1))

            (b)   Amendment  to  Certificate  of  Incorporation  filed  July  9,
                  1997(2)

            (c)   Restated Certificate of Incorporation filed May 29, 2003

-------------------
(1)  Exhibits  are  incorporated  by  reference  to  Registrant's   Registration
Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)

            (d) Restated By-laws (filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004)

      (31) (a) Certification of the Chief Executive Officer of Euroweb International Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (31) (b) Certification of the Chief Accounting Officer of Euroweb International Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (32)  (a)   Certification  of  the  Chief  Executive  Officer  of  Euroweb
            International Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (32) (b) Certification of the Chief Accounting Officer of Euroweb International Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 16th day of May 2005.

                                                     EUROWEB INTERNATIONAL CORP.


                                                     By /s/ Csaba Toro
                                                        ----------------------
                                                     Csaba Toro
                                                     Chief Executive Officer