Form 10QSB
period 2005-06-30
EUROWEB INTERNATIONAL CORP
filed 2005-08-22
CIK 905428

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________


                          Commission file number 1-1200

                           EUROWEB INTERNATIONAL CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                               13-3696015
                --------                               ----------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

                       Vaci ut 141, 1138 Budapest, Hungary
        -----------------------------------------------------------------
                   (Address of principal executive offices)

               +36-1-8897000                        +36-1-8897100
        --------------------------             --------------------------
        Issuer's telephone number             Issuer's facsimile number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Common Stock, $.001 par value                      5,342,533
     -----------------------------          --------------------------------
                 (Class)                    (Outstanding at August 18, 2005)

Transitional Small Business Disclosures Format (Check one):  Yes [ ]      No [X]

                           EUROWEB INTERNATIONAL CORP.

                                      INDEX

PART I.     Financial Information

Item 1.     Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheet as of June 30, 2005                 2

      Condensed   Consolidated   Statements  of  Operations   and
         Comprehensive  Income  (Loss) for the three months ended
         June 30,  2005 and 2004  (restated)  and the six  months
         ended June 30, 2005 and 2004 (restated)                               3

      Condensed Consolidated  Statements of Stockholders'  equity for the six months ended June 30, 2005 and twelve months
         ended December 31, 2004                                               4

      Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2005 and 2004 (restated)                        5

      Notes to Condensed Consolidated Financial Statements                     6

Item 2.     Management's  Discussion  and  Analysis of  Financial
            Condition and Results of Operations                               18

Item 3.     Controls and Procedures                                           28


PART II. Other Information                                                    29


Signature                                                                     30

                           EUROWEB INTERNATIONAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                   June 30, 2005
                                                                   -------------
ASSETS
  Current Assets
    Cash and cash equivalents                                      $  5,128,023
    Trade  accounts  receivable,  net of  allowance                   3,725,940
    for doubtful accounts of $797,656
    Unbilled receivables                                              1,185,799
    Deferred tax assets                                                 126,712
    Prepaid expenses and other current assets                           762,411
                                                                   ------------
         Total current assets                                        10,928,885

  Property and equipment, net                                         6,765,133
  Intangibles - customer contracts, net                               1,540,066
  Goodwill                                                            5,806,181
  Other assets                                                          407,739
                                                                   ------------
       Total assets                                                $ 25,448,004
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                         $  3,301,398
    Pantel loan payable - current portion                               478,538
    Current portion of bank loans                                       283,216
    Notes payable                                                       355,862
    Other current liabilities                                           532,311
    Accrued expenses                                                  2,597,594
    Deferred IRU revenue                                                 46,000
    Deferred other revenue                                              589,490
                                                                   ------------
       Total current liabilities                                      8,184,409

Noncurrent Liabilities
   Deferred tax liabilities                                             126,712
   Deferred IRU revenue                                                 874,490
   Pantel loan payable                                                  239,269
   Bank loans                                                           516,099
   Lease obligations                                                    145,505

Commitments and contingencies

  Stockholders' Equity
  Preferred stock, $.001 par value - Authorized
  5,000,000 shares;
     no shares issued or outstanding                                         --
  Common stock, $.001 par value - Authorized
  35,000,000 shares;
       5,766,145 shares issued, 5,342,533 shares                          5,342
       outstanding and 248,122 shares in escrow
  Additional paid-in capital                                         50,849,959
  Accumulated deficit                                               (34,530,339)
  Accumulated other comprehensive income                                151,970
  Treasury stock -  175,490 common shares, at cost                   (1,115,412)
                                                                   ------------
     Total stockholders' equity                                      15,361,520
                                                                   ------------

     Total liabilities and stockholders' equity                    $ 25,448,004
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                                      Three months ended                   Six months ended
                                                                            June 30                             June 30
                                                                 ------------------------------      ------------------------------

                                                                     2005              2004              2005              2004
                                                                 ------------      ------------      ------------      ------------
                                                                                     (Restated)                         (Restated)
Revenues
Third party revenues                                             $ 11,092,984      $  4,838,975      $ 20,258,138      $  8,491,235
Related party revenues                                                     --         1,946,661         1,768,358         3,437,428
                                                                 ------------      ------------      ------------      ------------
              Total revenues                                       11,092,984         6,785,636        22,026,496        11,928,663

Cost of revenues (Exclusive of
depreciation and amortization shown
separately below)

 Third party cost of revenues                                       7,627,427         3,354,016        14,025,865         5,629,035
 Related party cost of revenues                                            --         1,417,931         1,164,692         2,669,285
                                                                 ------------      ------------      ------------      ------------
              Total cost of revenues
              (Exclusive of depreciation
              and amortization
              shown separately below)                               7,627,427         4,771,947        15,190,557         8,298,320

Operating expenses
   Compensation and related costs                                     851,291           698,722         1,590,407         1,223,529
   Consulting, director and professional fees                         766,707           522,233         1,757,922           872,828
   Collection of written-off receivable                                    --                --          (265,630)               --
   Other selling, general and administrative expenses               1,081,581           696,103         2,138,237         1,197,500
   Depreciation and amortization                                      869,989           313,705         1,758,902           552,394
                                                                 ------------      ------------      ------------      ------------
       Total operating expenses                                     3,569,568         2,230,763         6,979,838         3,846,251

Loss from operations                                                 (104,011)         (217,074)         (143,899)         (215,908)

Interest income (expense)
   Interest income                                                      7,875            46,120            15,458           117,369
   Interest expense                                                   (82,907)         (100,642)         (194,304)         (170,453)
                                                                 ------------      ------------      ------------      ------------
    Net interest expense                                              (75,032)          (54,522)         (178,846)          (53,084)

  Gain from sale of subsidiary                                             --            28,751                --            28,751
  Other income                                                        170,000                --           170,000                --
                                                                 ------------      ------------      ------------      ------------

Income (loss) before income taxes                                      (9,043)         (242,845)         (152,745)         (240,241)

Income tax expense                                                    (41,351)          (14,436)         (128,338)          (46,019)
                                                                 ------------      ------------      ------------      ------------

Loss from continuing operations                                       (50,394)         (257,281)         (281,083)         (286,260)

Income from discontinued operations -
Euroweb Slovakia in 2005 and Euroweb
Czech Republic & Slovakia in 2004                                   1,728,200           119,616         1,733,470           189,455

Net income (loss)                                                   1,677,806          (137,665)        1,452,387           (96,805)

Other comprehensive income (loss)                                    (126,321)           (1,116)           43,704           (22,531)
                                                                 ------------      ------------      ------------      ------------

Comprehensive income (loss)                                      $  1,551,485      $   (138,781)     $  1,496,091      $   (119,336)
                                                                 ============      ============      ============      ============

Loss per share, before discontinued operations                   $      (0.01)     $      (0.05)     $      (0.05)     $      (0.06)
Discontinued operations                                          $       0.32      $       0.02      $       0.32      $       0.04
                                                                 ------------      ------------      ------------      ------------
Net income (loss) per share, basic                               $       0.31      $      (0.03)     $       0.27      $      (0.02)
                                                                 ============      ============      ============      ============
Net income (loss) per share, diluted                             $       0.30      $      (0.03)     $       0.27      $      (0.02)
                                                                 ============      ============      ============      ============
Weighted average number of shares outstanding, basic                5,342,533         4,815,821         5,342,533         4,740,576
Weighted average number of shares outstanding, diluted              5,575,866         4,815,821         5,459,199         4,740,576


      See accompanying notes to condensed consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                              Accumulated
                                                                                               Other
                                         Common Stock           Additional                 Comprehensive                   Total
                                    -------------------------     Paid-in     Accumulated     Income       Treasury    Stockholders'
                                    Shares        Amount          Capital       Deficit       (Loss)        Stock         Equity
                                    ---------     -----------  ------------  ------------    ---------   -----------   ------------

Balance, January 1, 2004 (restated) 4,665,332     $     4,664  $ 48,247,229  $(33,105,716)   $ (25,502)  $(1,115,412)  $ 14,005,263
                                    =========     ===========  ============  ============    =========   ===========   ============
Foreign currency translation gain          --              --            --            --      162,573            --        162,573
Reversal of unrealized gain on
 securities available for sale             --              --            --            --      (28,805)           --        (28,805)
Deemed distribution                                                            (2,142,556)                               (2,142,556)
Compensation charge on                     --              --        94,212                                                  94,212
share
options issued to consultants
Issuance of shares (Elender Rt.
  acquisition)                        677,201             678     2,458,108            --           --            --      2,458,786
Net loss                                   --              --            --      (734,454)          --            --       (734,454)
                                    ---------     -----------  ------------  ------------    ---------   -----------   ------------
Balance, December 31, 2004          5,342,533     $     5,342  $ 50,799,549  $(35,982,726)   $ 108,266   $(1,115,412)  $ 13,815,019
                                    =========     ===========  ============  ============    =========   ===========   ============
Foreign currency translation gain          --              --            --            --       43,704            --         43,704
Compensation charge on                     --              --        50,410                                                  50,410
share
options issued to consultants
Net income                                 --              --            --     1,452,387           --            --      1,452,387
                                    ---------     -----------  ------------  ------------    ---------   -----------   ------------
Balance, June 30, 2005              5,342,533           5,342  $ 50,849,959  $(34,530,339)   $ 151,970   $(1,115,412)  $ 15,361,520
                                    =========     ===========  ============  ============    =========   ===========   ============

      See accompanying notes to condensed consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                      ----------------------------------
                                                                          2005           2004 (restated)
                                                                      -----------        ---------------

            Net cash provided by (used in) operating
              activities                                              $ 1,377,893         $    (35,857)
                                                                      -----------         ------------

Cash flows from investing activities:
   Maturity of securities                                                      --           11,464,000
   Collection of notes receivable                                              --              100,409
   Acquisition of 51% of Euroweb Rt                                            --           (2,142,000)
   Acquisition of 100% of Elender Rt., including                               --           (6,629,100)
   transaction costs and net of cash acquired
   Proceeds from sale of Euroweb Slovakia                               2,700,000                   --
   Purchase of property and equipment                                  (1,189,206)            (485,100)
                                                                      -----------         ------------
           Net cash provided by investing activities                    1,510,794            2,308,209
                                                                      -----------         ------------

Cash flows from financing activities:

   Receipt (repayment) of bank loans and overdraft, gross                (150,657)             141,463
   Repayment of notes payable                                            (378,602)                  --
   Repayment of Pantel note payable                                      (239,270)                  --
   Principal payments under capital lease obligations                    (184,668)             (22,577)
                                                                      -----------         ------------
          Net cash provided by (used in) financing
            activities                                                   (953,197)             118,886
                                                                       -----------         ------------

Effect of exchange rate changes on cash and cash
equivalents                                                               (39,136)             (43,552)
                                                                       -----------         ------------

Net increase in cash and cash equivalents                               1,896,354            2,347,686
Cash and cash equivalents, beginning of period                          3,231,669            2,233,231
                                                                       -----------         ------------
Cash and cash equivalents, end of period                              $ 5,128,023         $  4,580,917
                                                                       ===========         ============

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

The Company provides internet access, voice/ voice over internet protocol ("VOIP"), international/domestic leased line and additional value added services primarily to business customers.

KPN Telecom owned approximately 43.54% of Euroweb's outstanding shares of common stock as of December 31, 2004. In 2004, KPN Telecom announced its intention to divest its interest in Pantel Telecommunication Kft. ("Pantel"), with certain sale agreements being signed with a view to final consummation in 2005. On February 28, 2005, the sale of KPN NV's 75.1% interest in the Pantel business to Hungarian Telephone and Cable Corp. was completed. Therefore, Pantel is no longer considered a related party effective March 1, 2005.

In addition, on January 28, 2005, KPN Telecom entered into a Stock Purchase Agreement whereby it sold to CORCYRA d.o.o. ("CORCYRA") 289,855 shares of common stock of the Company for $1,000,000 on February 1, 2005 and has also agreed to sell its remaining 2,036,188 shares of the Company's common stock on or prior to April 30, 2006.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Prior   periods  have  been   reclassified   to  conform  with  current   period
presentation.

On December 16, 2004, the Company sold all of its shares in its wholly-owned subsidiary, Euroweb Czech Republic, for cash of $500,000. As a part of the transaction, the Company effectively forgave $400,000 of loans receivable from Euroweb Czech Republic. On April 15, 2005, the Company sold Euroweb Slovakia for cash of $2,700,000. The Company believes that the sale of Euroweb Czech Republic and Euroweb Slovakia meet the criteria for presentation as a discontinued operation under the provisions of Statements of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The three- and six-month periods ended June 30, 2004 have been restated to reflect Euroweb Czech Republic and Euroweb Slovakia as discontinued operations.

The following table presents unaudited summarized results of operations of the Company without Euroweb Slovakia, on a pro forma basis, for the three- and six-month periods ended June 30, 2005, as though the company had been disposed as of January 1, 2005 and for the corresponding periods in 2004:


                                             Three months         Three months         Six months           Six months
                                             ended                ended                ended                ended
                                             June 30,             June  30,            June 30,             June 30,
                                             2005                 2004                 2005                 2004
                                             ------------         ------------         ----------           ----------
Revenues                                     $ 11,092,984         $  6,785,636         $ 22,026,496         $ 11,928,663
Net loss from continuing operations          $    (50,394)        $   (257,281)        $   (281,083)        $   (286,260)
Net income (loss)                            $    (50,394)        $   (257,281)        $  1,420,117         $   (286,260)
Net loss  per share, basic                   $      (0.01)        $      (0.05)        $       0.27         $      (0.06)
Net income (loss)  per share, diluted        $      (0.01)        $      (0.05)        $       0.26         $      (0.06)


The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are neither indicative of the financial position or results of operations of the Company had the disposal actually taken place as of January 1, 2005, nor indicative of the Company's future results of operations.

Stock-based compensation

Under the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and net income
(loss) per share for the three and six months ended June 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

Six months ended                                       June 30,2005       June 30, 2004
                                                                            (restated)
                                                      -------------       -------------
Net income (loss):
    Net income (loss), as reported                    $   1,452,387       $     (96,805)
    Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of tax effects            (395,682)           (591,156)
                                                      -------------       -------------
    Pro forma net loss                                    1,056,705            (687,961)
                                                      =============       =============

Basic and diluted income (loss) per share:
    As reported, basic                                $        0.27       $       (0.02)
    Pro forma, basic                                           0.20               (0.14)

    As reported, diluted                              $        0.27       $       (0.02)
    Pro forma, diluted                                         0.19               (0.14)


Three months ended                                     June 30,2005       June 30, 2004
                                                                            (restated)
                                                      -------------       -------------
    Net income (loss):
    Net income (loss), as reported                    $   1,677,806       ($    137,665)
    Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of tax effects            (326,360)           (262,622)
                                                      -------------       -------------
    Pro forma net loss                                    1,351,446            (124,957)
                                                      =============       =============

Basic and diluted income (loss) per share:
As reported, basic                                    $        0.31       $       (0.03)
    Pro forma, basic                                           0.25               (0.03)

    As reported, diluted                              $        0.30       $       (0.03)
    Pro forma, diluted                                         0.24               (0.03)

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and six month periods ended June 30, 2005 and 2004:

                                                                 3 months ended                             6 months ended
                                                                    June 30,                                    June 30,
                                                          -------------------------------           -------------------------------
                                                             2005                 2004                  2005                2004
                                                          -----------         -----------           -----------         -----------
Net income (loss) attributable to
Common stockholders (A)                                   $ 1,677,806         ($  137,665)          $ 1,452,387         ($   96,805)
                                                          -----------         -----------           -----------         -----------

Determination of shares
Weighted average common shares
  outstanding - basic (B)                                   5,342,533           4,815,821             5,342,533           4,740,576
Assumed conversion of dilutive stock
  options and warrants                                        233,333                  --               116,666                  --

Weighted average common shares
   Outstanding - diluted (C)                                5,575,866           4,815,821             5,459,199           4,740,576
                                                          -----------         -----------           -----------         -----------

Net income (loss) per common share
   Basic (A/B)                                            $      0.31         ($     0.03)          $      0.27         ($     0.02)
   Diluted (A/C)                                          $      0.30         ($     0.03)          $      0.27         ($     0.02)


For the three and six month periods ended June 30, 2005, 531,667 and 648,334 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company's common stock during the periods. For the three and six month periods ended June 30, 2004, 565,000 stock options were excluded from the computation of diluted net loss per common share because the effect of their inclusion would be anti-dilutive. 248,122 shares of common stock held in escrow as of June 30, 2005, for issuance to a lender in the event of default on a loan, were excluded from the computation of diluted earnings per share since the Company was not in default as of June 30, 2005


3.    Bank Loans, Overdrafts, and Notes Payable

On June 1, 2004, Elender Rt. (which has been merged with Euroweb Hungary Rt.) entered into a bank loan agreement with Commerzbank (Budapest) Rt. The agreement consists of a loan facility of HUF 300 million (approximately $1.67 million) of which approximately $799,315 was outstanding at June 30, 2005. The loan is being repaid in quarterly installments of HUF 14.5 million (approximately $80,000), commencing November 30, 2004. The interest rate is BUBOR (Budapest Interbank Offered Rate) + 1.35%.

In addition, the bank also provided an overdraft facility of HUF 150 million (approximately $800,000) to Elender Rt. The Company did not need to utilize this facility as at June 30, 2005. The interest rate is BUBOR (Budapest Interbank Offered Rate) + 1%.

Notes payable of approximately $355,862 as of June 30, 2005 relate to outstanding liabilities to three previous shareholders of Elender Rt.: Vitonas Investments Limited, Certus Kft. and Rumed 2000 Kft. The outstanding amount is payable in four equal quarterly installments of HUF 36.4 million (approximately $190,967), with the final payment due on December 31, 2005.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

4.    Pantel Loan Payable

During 2002 Pantel, a related party prior to March 1, 2005, provided a loan of HUF 245 million (approximately $ 1.2 million using June 30, 2005 exchange rate) to a subsidiary of the Company of which $717,807 was outstanding at June 30, 2005. The loan bears interest at a rate of 13% and is repayable in five equal installments from December 2004 semi-annually until the end of 2006.

5.    Discontinued Operations and disposal of subsidiaries

Euroweb Slovakia sold on April 15, 2005 and Euroweb Czech Republic sold on December 16, 2004 are considered discontinued operations for U.S. financial reporting purposes and therefore, all periods are restated. For the three and six months ended June 30, 2005 and 2004, the results of discontinued operations are as follows:

Country                                            Three
                                  Three           months                        Six months
                                  months        ended June       Six months     ended June
                                ended June       30, 2004        ended June      30, 2004
                                 30, 2005       (restated)        30, 2005      (restated)
                                ----------      ----------       ----------     ----------
Slovakia operations             $   27,000      $  132,964       $   32,270     $  259,300
Slovakia - gain on disposal     $1,701,200              --       $1,701,200             --
Czech Republic operations               --      ($  13,338)              --     $  (69,845)
                                ----------      ----------       ----------     ----------
Total                           $1,728,200      $  119,616       $1,733,470     $  189,455

The Company did not realize any income tax benefit/losses in connection with the disposal of the Slovakian operation.

6.    Stock-based Compensation

On March 22, 2004, the Company granted 125,000 options to its Chief Executive Officer, 195,000 options to five employees and 45,000 options to two consultants of the Company. On March 22, 2005, the Company granted 200,000 options to two of the directors. The stock options granted to the Chief Executive Officer on April 26, 2004 vest at the rate of 31,250 on each October 1 of 2004, 2005, 2006 and 2007. The stock options granted to the other employees and consultants on April 26, 2004 vest at the rate of 80,000 on each October 1 of 2004, 2005, 2006. The exercise price of the options ($3.40) is equal to the market price on the date the grants were made.

In accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," no compensation expense was recorded for the options granted to the Chief Executive Officer, directors and the five employees. However, in accordance with SFAS 123, the Company will recognize total compensation charges of approximately $162,000 for the grants made to the two consultants as such consultants do not qualify as employees. Such compensation charges are recognized over the vesting period of three years. Compensation expense for the six months ended June 30, 2005 was $30,200 (2004: $28,048), and $15,100 (2004: $28,048) for the three months ended June 30, 2005.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

The stock options granted to the directors on March 22, 2005 vest at the rate of 50,000 on each September 22 of 2005, 2006, 2007, and 2008. The exercise price of the options ($3.40) is equal to the market price on the date the grants were made. No compensation charges was accounted in respect of these grants.

On June 2, 2005, the Company granted 100,000 options to a director of the Company, which vest at the rate of 25,000 on each December 2 of 2005, 2006, 2007, and 2008. No compensation charge was accounted in respect of this grant.

The President and Director of the Company is eligible to receive an annual compensation of $250,000 starting from April 15, 2005, which is payable in Euroweb shares of common stock. The number of shares to be paid is calculated based on the average closing price 10 days prior to each employment year. The number of shares for the year ended April 14, 2006 is 82,781,

On June 7, 2005, the Company granted 100,000 warrants to a consulting company at exercise prices as follows: 40,000 warrants at $3.50 per share, 20,000 warrants at $4.25 per share, 20,000 warrants at $4.75 per share and 20,000 warrants at $5 per shares. The warrants have a term of five years and vest at a rate of 8,333 shares per month over a one year period. The warrants are being expensed over the performance period.

7.    Related party transactions

The provision of international/domestic leased line, voice and VOIP services are being provided in conjunction with Pantel, an entity which was majority owned and controlled by KPN Telecom B.V. (which also owned a majority interest in the Company as at December 31, 2004). Intercompany sales were $1,768,358 for the two months ended February 28, 2005 compared to $3,437,428 for the six months ended June 30, 2005. The two periods are not comparable due to the fact that from March 1, 2005, Pantel is no longer related party with the Company, because KPN Telecom B.V. disposed of its interest in Pantel. Therefore, transactions with Pantel from March 1, 2005 are not classified as transactions with a related party.

In the first half of 2005 and fiscal 2004, Pantel was the most significant trading partner of the Company with approximately 52% of total revenues of Euroweb Romania for the six months ended June 30, 2005 (translating into 21% of the consolidated revenues of the Company) being derived from providing services to Pantel.

8.    Commitments and Contingencies

(a)   Employment Agreements

A fixed-term employment agreement with the Chief Executive Officer, which provided for aggregate annual compensation of $96,000 through December 31, 2005 was amended in 2004 and 2005. The amended agreement provides for an annual salary of $200,000 and a bonus of up to $150,000 in each of 2005, 2006, 2007 and 2008, as well as an annual car allowance of $30,000.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

The Company has entered into a two year employment agreement with Moshe Schnapp as President and Director of the Company starting from April 15, 2005, which grants an annual compensation of $250,000 to be paid in form of Euroweb shares of common stock. The number of shares to be received by Mr. Schnapp is calculated based on the average closing price 10 days prior to the commencement of each employment year. For the year ended April 14, 2006, Mr. Schnapp will receive 82,781 Euroweb shares of common stock.

A fixed-term employment agreement for a Country Manager of the Company provides for an aggregate monthly compensation of $ 10,000 until December 31, 2005.

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

(e)   Elender Rt. acquisition

On June 9, 2004 the Company acquired all of the outstanding shares of Elender Rt. ("Elender"), a leading internet service provider in Hungary, for $6,500,000 in cash and 677,201 of the Company's shares of common stock. Under the terms of this agreement, the Company has placed 248,122 unregistered shares of newly issued common stock (in the name of the Company) with an escrow agent as security for approximately $1.5 million loans payable to former shareholders of Elender. The shares will be returned to the Company from escrow once the outstanding loans have been fully repaid. However, if there is a default on the outstanding loan, then the shares will be issued to the other party and the Company is then obliged to register these shares.

Pursuant to section 1 of the Registration Rights Agreement signed on June 1, 2004 with the sellers of Elender, if the shares of the Company's common stock were not registered within 120 days of closing (closing was on June 9, 2004) for reasons attributable to the Company, a penalty of $2,000 per day is payable until the shares are registered. The Company completed registration of the shares of common stock issued in connection with the Elender acquisition in May 2005. In June 2005, the sellers renounced their claims in connection with the late registration of shares, and therefore, the $170,000 penalty accrued during the year ended December 31, 2004 was reversed and accounted for as other income in the second quarter of 2005.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

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

(g)   Indemnities provided upon sale of subsidiaries

On April 13, 2004, the Company sold its 100% shareholding in Neophone Rt. (a non-operational subsidiary) for approximately $60,000. Under the terms of the sale the Company has indemnified the buyer for any unaccrued costs, fines, penalties and lawsuits, which relate to a period prior to the sale. No claims have been made to date.

Under the terms of the sale agreement for Euroweb Czech, the buyer has a right to make claims against the Company for up to $200,000 under representation and warranties provisions of the sale agreement. This provision is applicable for claims made within 12 months of closing. No claims have been made to date.

On April 15, 2005, the Company sold Euroweb Slovakia. According to the Securities Purchase Contract (the "Contract"), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller's breach of any representation, warranty and obligation as set forth in point 9.1.1 through
9.1.16 of the Contract or as the result of breach of any representation, warranty and obligation set forth in other respective provisions of this Contract, only up to the aggregate amount of $540,000. The buyer shall not be entitled to make any claim under this Article 9 of the Contract after the fourth anniversary of the date of the Contract. No claims have been made to date. The Company has accrued $35,000 as the estimated fair value of any representation, warranty and obligation in favor of the purchaser, issued pursuant to the share purchase agreement.

9.    Geographic information

The following table summarizes financial information from continuing operations by geographic area for the three and six months ended June 30, 2005 and 2004 after intercompany eliminations and allocation of certain salaries and revenues/direct cost to the respective countries to more accurately reflect the utilization of resources:

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

Geographic information for Q1-Q2 2005

                                                     Romania            Hungary          Corporate           Total
                                                   -----------       -------------      -----------      -------------
Third party revenues                               $ 7,062,269       $ 13,195,869               --       $ 20,258,138
Pantel related revenues (January - February)         1,565,314            203,044               --          1,768,358
Total revenues                                       8,627,583         13,398,913               --         22,026,496

Depreciation                                           386,888            858,792               --          1,245,680
Intangible amortization
(customer contract)                                         --            513,222               --            513,222

Interest income                                          4,970             10,488               --             15,458
Interest expense                                       (23,594)          (170,710)              --           (194,304)
Net interest expense                                   (18,624)          (160,222)              --           (178,846)

Income tax                                             128,338                 --               --            128,338
Income (loss) from continuing operations               652,376           (228,653)        (704,806)          (281,083)

Long-lived assets                                    2,913,665          3,851,468               --          6,765,133
Capital expenditures                                   826,694            362,512               --          1,189,206
Goodwill                                               566,000          5,240,181                           5,806,181

Pantel related revenue for the six months ended June 30, 2005 was $4,513,559 in Romania and $657,672 in Hungary

Geographic information for Q1-Q2 2004



                                                     Romania            Hungary          Corporate           Total
                                                   -----------       -------------      -----------      -------------
Third party revenues                               $ 2,382,689       $  6,108,546               --       $  8,491,235
Pantel related revenues                              3,416,000             21,428               --          3,437,428
Total revenues                                       5,798,689          6,129,974               --         11,928,663

Depreciation                                           215,045            290,657            2,048            507,750
Intangible amortization
(customer contract)                                         --             44,644               --             44,644

Interest income                                         18,398             51,007           47,964            117,369
Interest expense                                       (14,985)          (155,468)              --           (170,453)
Net interest (expense)
income                                                   3,413           (104,461)          47,964            (53,084)

Income tax                                              22,531                 --               --             22,531
Income (loss) from continuing operations               176,972            237,986         (651,631)          (236,673)

Long-lived assets                                    1,806,102          4,693,453               --          6,499,555
Capital expenditures                                   425,331             59,769               --            485,100
Goodwill                                               566,000                 --               --            566,000

                           Euroweb International Corp.
           Notes to Unaudited Condensed Consolidated Financial Statements

Geographic information for three months ended June 30, 2005

                                                     Romania            Hungary          Corporate           Total
                                                   -----------       -------------      -----------      -------------
Third party revenues                               $ 2,185,068       $  6,375,318               --       $ 11,092,984
Pantel related revenues                                     --                 --               --                 --
Total revenues                                       4,358,634          6,734,350               --         11,092,984

Depreciation                                           192,279            421,099               --            613,378
Intangible amortization
(customer contract)                                         --            256,611               --            256,611

Interest income                                          2,087              5,788               --              7,875
Interest expense                                       (13,135)           (69,772)              --            (82,907)
Net interest expense                                   (11,048)           (63,984)              --            (75,032)

Income tax                                              41,351                 --               --             41,351
Income (loss) from continuing operations               270,976             (9,135)        (312,235)           (50,394)


Geographic information for three months ended June 30, 2004

                                                     Romania            Hungary          Corporate           Total
                                                   -----------       -------------      -----------      -------------
Third party revenues                               $ 1,192,585       $  3,646,390               --       $  4,838,975
Pantel related revenues                              1,952,270             (5,609)              --          1,946,661
Total revenues                                       3,144,855          3,640,781               --          6,785,636

Depreciation                                           112,656            156,195              210            269,061
Intangible amortization
(customer contract)                                         --             44,644               --             44,644

Interest income                                         16,720             27,462            1,938             46,120
Interest expense                                        (6,649)           (93,993)              --           (100,642)
Net interest (expense)
income                                                  10,071            (66,531)           1,938            (54,522)

Income tax                                               9,052                 --               --              9,052
Income (loss) from continuing operations                20,576            162,646         (390,916)          (207,694)


10.   Subsequent events

On July 21, 2005, Euroweb and its wholly-owned subsidiary Euroweb Hungary entered into a Sale and Purchase Agreement (the "Agreement") with Marivaux Investments Limited ("Marivaux") and Graeton Holdings Limited ("Graeton")
(collectively, Marivaux and Graeton are hereinafter referred to as the "Sellers"), which are both registered under the laws of the Cyprus. Pursuant to the Agreement, the Company has agreed to acquire and, the Sellers have agreed to sell, 100% of the Seller's interest in Navigator Informatika Rt. ("Navigator"), a Hungarian company. In consideration for Marivaux's interest in Navigator, the Company will pay Marivaux $8,500,000 of which $150,000 was paid upon signing of the Agreement and $8,350,000 shall be paid upon closing. In addition, at closing, Euroweb shall issue Graeton 441,566 shares of common stock of Euroweb. The Company will utilize a $6,000,000 long term bank loan from Commerzbank Hungary ("Commerzbank") to finance the cash part of purchase price, while $2,500,000 will be financed from existing cash on hand.

The closing of the sale of Navigator is expected to occur within five days after the complete satisfaction of all closing conditions including, but not limited to, the approval of the Hungarian Competition Office and obtaining the acquisition loan from Commerzbank

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (a)

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

o     Voice / Voice over Internet Protocol services; and

o Facilities (sale, rental and maintenance of optical fiber between the Hungarian border and the Romanian City of Timisoara).

For the services in the second and third points in Romania, our main customer in 2005 and 2004 was Pantel Rt. ("Pantel"), which was a related party. On February 28, 2005, the completion of the sale of KPN NV's 75.1% interest in the Pantel business to the Hungarian Telephone and Cable Corp. was announced. As a result, we are no longer a related party with Pantel as of March 1, 2005; however, it still remains the most significant customer and supplier of the Company.

As an Internet Service Provider, we generally have not built out optical fibers, instead entering into a number of agreements with infrastructure owners and telecom companies to buy internet and telecom services and resell them to our customers. Such a structure enables our company to avoid significant capital expenditures on network development. However, without our own infrastructure, our ability to compete with other Internet Service Providers and telecom companies is limited due to existing access costs charged by third party telecommunication companies. In order to mitigate the impact of newly introduced cheaper technology and competition, we took several steps, including the following:

o     Built strategic partnership with telecom companies;

o     Increased  the  value  added  services  and  offered  more   comprehensive
      solutions;

o     Introduced voice and international/domestic leased lines services;

o     Building of own optical fiber network in Romania; and

o Made acquisitions to ensure economies of scale and utilization of synergies.

This strategy has resulted in increased revenues, reduction of losses and increased the cash generating ability of the Company since 2003.

Related party transactions and major customers/supplier - Pantel

General: Our largest customer and supplier since early 2001 has been Pantel, a Hungary-based alternative telecommunications provider. Pantel operates within the region and has become a significant trading partner for Euroweb Romania through the provision of a direct fiber cable connection, which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel. As a result, Euroweb Romania became the preferred, but not exclusive partner of Pantel for services in Romania. In addition to this, Euroweb Hungary utilizes significant telecom services from Pantel. Due to the fact that a significant portion of our revenue is generated by international/domestic leased line and Voice / Voice over Internet Protocol services, a number of our representatives have moved to the premises of Pantel in order to improve co-operation on international projects.

On February 28, 2005, KPN Telecom (the majority owner of Pantel and our largest shareholder), completed the sale of its entire interest in Pantel. Therefore, Euroweb is no longer related party with Pantel from March 1, 2005. Profit and loss statements include amounts relating to Pantel in related party revenues and costs for the period January 1 to February 28 in 2005 and from January 1, 2004 to June 30 in 2004.

Transactions: Both Euroweb Hungary and Euroweb Romania engage in the following transactions with Pantel:

(a) Pantel receives revenue from the provision of the following services to our Company and our subsidiaries:

-     Internet and related services;
-     National and international leased and telephone lines;
-     VOIP / Voice services; and
-     Consulting services

The total amount of these services purchased from Pantel was $4,156,292 during the six months ended June 30, 2005 (six months ended June 30, 2004: $2,768,689).

In addition, Pantel charged interest of $66,180 in the six months ended June 30, 2005 (six months ended June 30, 2004: $99,404) relating to the loan payable given to Euroweb Hungary by Pantel.

(b) Our Company and our subsidiaries received revenue from the provision of the following services to Pantel.:

- Cost of international leased lines and local telephone lines in Hungary and Romania;
- International/national data and voice over internet protocol services for Pantel;
-     Internet and related services; and
-     Consulting services

The total value of these services sold was $5,171,231 in the six months ended June 30, 2005 (six months ended June 30, 2004: $3,437,428).

Direct sales to Pantel were 21% of total consolidated revenue in the six month ended June 30, 2005 (six months ended June 30, 2004: 29%). However, the dependency on Euroweb Romania on Pantel is even more significant. Some third party sales involve Pantel as the subcontractor/service provider for the international/domestic lines, and some third party customers were introduced to the Company by Pantel (i.e. their relationship with Pantel is stronger than their relationship with Euroweb Romania).

Effective dependency on Pantel: Direct sales to Pantel and Pantel-related sales represent approximately 31% of total consolidated revenues of the Company and approximately 79% of total sales of Euroweb Romania. There is no such sales dependency in the case of Euroweb Hungary.

With respect to pricing, agreements are made at market prices or a split of the margin based on the financial investment into the specific services by each of the parties. We always consider alternative suppliers for each individual project.

It cannot be predicted in advance whether the changes in ownerships will have an influence on the business relationship between the Company and Pantel. We have not experienced any deterioration in our mutual relationship in the first half of 2005.

Disposals

On April 15, 2005, the Company completed the sale of 100% of the outstanding stock of its subsidiary in Slovakia for $2,700,000. As a result of these transactions, the Company recorded approximately $1,736,200 profit in the second quarter of 2005.

In addition to the decreasing profitability of the Slovakian subsidiary, the strategic role of the Slovakian operations in the Company's regional approach became less significant over the last two years. This was primarily because of the smaller market scale represented by our Slovakian operations compared to the other countries in which the Company operates. The Company continues the realization of its strategy to focus its efforts in countries where the Company's market presence is stronger. The sale of Euroweb Slovakia resulted in a cash inflow of $2,700,000 in the six months ended June 30, 2005.

      Critical Accounting Policies

      The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Accounting policies the Company believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements are the same as those described in its Annual Report on Form 10-KSB for the year ended December 31, 2004. (d)

      Results of Operations

      Six months Period Ended June 30, 2005 Compared to Six Months Period Ended June 30, 2004

Due to the acquisition of Elender Rt. on June 9, 2004, the profit and loss statements for the six months ended June 30, 2005 and 2004 are not comparable from an organic growth point of view.


On December 16, 2004, the Company sold all of its shares in its wholly-owned subsidiary, Euroweb Czech, for cash of $500,000. As a part of the transaction, the Company effectively forgave $400,000 of loans receivable from Euroweb Czech Republic. On April 15, 2005, the Company sold Euroweb Slovakia for cash of $2,700,000. The Company believes that the sale of Euroweb Czech Republic and Euroweb Slovakia meet the criteria for presentation as a discontinued operation under the provisions of Statements of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The six-month period ended June 30, 2004 has been restated to reflect Euroweb Czech Republic and Euroweb Slovakia as discontinued operations.


Six months ended June 30,                  2005                    2004
                                                                 (restated)
                                        ------------            -----------
              Total Revenues            $ 22,026,496            $11,928,663

We experienced a +84% revenue growth, or an increase of $10,097,833 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was mainly due to the acquisition of Elender Rt., increases in voice/VOIP and international leased line services and partly to the depreciation of the US Dollar against the Romanian Lei and the Hungarian Forint in the six months ended June 30, 2005 compared to the six months ended June 30, 2004, because Company's sales are non-dollar denominated results in higher reported dollar revenues.

The following table summarizes the main changes in revenue compared to the previous year with respect to the revenue structure:

Revenue / services

                                                                    Q1-Q2 of 2004
                                             Q1-Q2 of 2005           (restated)          % change
                                             -------------           ----------          --------
ISP activity                                 $13,285,654            $ 5,641,203            +235%
Int./nat. leased line *(a)                   $ 3,832,885            $ 2,601,432            +47%
Voice / VOIP (Hungary and Romania)           $ 4,881,206            $ 3,611,195            +35%
Facilities (a)                               $    26,751            $    74,833            -65%
Total                                        $22,026,496            $11,928,663            +85%

* -   primarily Pantel or Pantel related sales,
(a)   substantially all generated by the Romanian subsidiary

ISP revenue analysis

Approximately $6.6 million of the increase in ISP revenue or 86% of the increase in ISP revenue relates to Hungary, mainly due to the acquisition of Elender Rt. The remaining growth of ISP revenue can be attributed to the weakness of the US Dollar and organic growth in Romania in a value of approximately $450,000 compared to the previous year. In Hungary, due to economic conditions and pricing issues, customers - having access type (internet connection) services - generally transfer from higher monthly fee subscriptions (such as leased line) to lower monthly fee subscriptions (e.g. ADSL). Although the number of total customers has increased compared to previous periods mainly due to the new ADSL customers, organic revenue growth possibilities in this segment are limited due to the structural change in service types utilized by the customers. In Romania, organic growth is due to the demand for broadband internet connections by corporate customers. Their numbers are almost doubled and now exceed 500.

International/national Leased Line revenue analysis

Revenue from international/national leased lines and internet protocol data services produced by Euroweb Romania has increased compared to last year. This service is generally provided to a small number of Internet Service Providers, telecommunication firms including Pantel, and other international companies. Due to developments in the Romanian market in the last few years, these individually agreed wholesale prices have dropped. Despite price erosion, the Company was able to approximately double the sold international leased line capacity compared to 2004, in addition to new government-related contract in order to offset the negative price trends in the international leased line segment.

VOIP services revenue                                       Q1-Q2 of 2004
                                       Q1-Q2 of 2005          (restated)            % change
                                       -------------        ------------------      --------
Retail voice origination (Ro+Hu)       $   250,956          $   342,332                 -27%
Wholesale voice termination (Ro)       $ 3,048,000          $ 2,287,000                 +33%
Neophone prepaid phonecard  (Hu)       $   852,192          $   981,863                 -13%
Neophone Deal (Hu)                     $   650,768                    0                  N/A
Neophone-X (Hu)                        $    79,290                    0                  N/A
                                       -------------        ------------------      --------
Total                                  $ 4,881,206          $ 3,611,195                 +35%

Hu- Hungarian related,   Ro- Romanian related

Retail voice origination is provided to corporate customers over leased lines. Such services enable the customers to reduce their costs of the international, long distance and local calls, which they initiate. 60% of revenue is generated in Romania, while the remaining 40% is generated in Hungary. Revenue from retail voice origination has decreased from $245,331 in the six months ended 2004 to $101,291 in the six months ended June 30, 2005 in Hungary. In Romania, voice revenue increased by $52,664 to $149,665 in the six months ended June 30, 2005 compared to the corresponding six months in the previous year. From 2005, the Hungarian subsidiary introduced a new voice product, Neophone Deal, which is a more convenient and cheaper way for companies to reduce their voice costs. Consequently, the Company anticipates decreases in the future in Hungary. The services are mostly denominated in local currency; therefore in US Dollar terms, the overall decrease is higher due to the 13% depreciation of the US Dollar against the Romanian Lei and the 8% depreciation of the US Dollar against the Hungarian Forint in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Wholesale voice termination represents voice minutes received from Pantel and forwarded to Romanian telecommunication companies. Such services have increased by 33%. The service bears a high risk that the voice traffic may be completely eliminated if a strategic decision is made by Pantel to use alternative providers or customers can obtain better termination rates from competitors. Such volume reductions may occur at any time, although the impact on the result of operation will be limited as margins are low. Approximately 5% of the increase can be attributed to the weakening of the US Dollar from 2004 to 2005 against the Euro, which is the denominated currency of this service.

Neophone prepaid phonecards enable users (private individuals) to make cheaper domestic or international calls compared to the rates of the incumbent telecom operators, and were first introduced four years ago in Hungary. During the first three years, the number of users and voice traffic has continuously increased. From late 2003, the competition has introduced aggressively low prices; consequently, the Company also had to reduce its prices, so this development reduced the revenue generated by this product. For the six months ended June 30, 2005, revenues from phone card traffic decreased by 12% compared to the previous period, while the voice traffic minutes has increased by approximately 5%.

Neophone Deal is offered to small- and medium-sized companies in the form of carrier pre-selection. The subscriber keeps its existing phone number and remains the client of the previous telecommunication company; however outgoing calls initiated by the customer will go through Euroweb voice network leaving out the previous telecommunication company. The outgoing traffic is invoiced by Euroweb Hungary with discount prices comparing to the rates of the incumbent telecom operator.

Neophone-X, which was first introduced in February 2005, provides a voice service by building on the system that comprises of users' personal computers and the Internet. In this case the phone call is implemented with the intermediation of computers and the Internet instead of the classical phone network. During computer based phone calls voice is transmitted in digital data packages, then it is transformed into human voice again at the receiving party. Revenue generated in the six months ended June 30, 2005 was $79,290.

Facilities revenue analysis

Revenues from facilities consist of lease and sale of fiber optic cables owned by Euroweb Romania and related maintenance fee. In 2004, a fiber optic sale transaction resulted in revenues of approximately $34,000. IRU revenue in 2004 was approximately $23,000, and the balance of facilities revenue was maintenance revenue. In 2005, facilities revenue included only the revenue from the 20 year IRU contract.

Geographic revenue analysis

The following table summarizes the main changes in revenue compared to the previous year with respect to the geographical source of revenue:


                                         Q1-Q2 of 2004         Change
Revenue/country       Q1-Q2 of 2005         (restated)          in %
---------------       -------------      -------------         -------
Hungary               $13,398,913          $ 6,104,716          +119%
Romania               $ 8,627,583          $ 5,823,947          +48%
---------------       -------------      -------------         -------
Total                 $22,026,496          $11,928,663          +86%

Elender Rt. has been consolidated from June 9, 2004, and consequently the Hungarian operations have increased by 119% or $7,294,197 mainly due to this acquisition. Approximately 8% of the increase in Hungary is the result of the strengthening of the Hungarian Forint against the US Dollar when comparing the six months ended June 30, 2005 and 2004.

The Romanian operations have experienced a 48% or $2,803,636 revenue increase compared to the prior period. Approximately 28% or $0.8 million of this increase can be attributed to the increased wholesale voice termination, approximately $1.2 million can be attributed to the increase of domestic/international leased lines revenue, while the remaining is mainly in connection with the organic growth from ISP activity and currency appreciation of the Romanian Lei against the US Dollar in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes the cost of revenues (excluding depreciation and amortization) for the six months ended June 30, 2005 and 2004:


Six months ended June 30,                                     2004
                                               2005       (restated)
                                           -----------   -----------
            Total cost of revenues         $15,190,557   $ 8,298,320

Cost of revenues (excluding depreciation and amortization) comprise mostly telecommunication expenses. The increase of 183% is fairly consistent with the overall increase of revenues of 185%.


Compensation and related costs

The following table summarizes the compensation and related costs for the six months ended June 30, 2005 and 2004:


Six months ended June 30,                                     2004
                                               2005       (restated)
                                           -----------   -----------
            Compensation and related
              costs                        $ 1,590,407    $1,223,529


Overall compensation and related costs increased by 30%, or $366,878, mainly due to the acquisition of Elender Rt. in June 2004 and the effect of the appreciation of Hungarian and Romanian currencies against the US Dollar in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Consulting, directors and professional fees

The following table summarizes the consulting, directors and professional fees for the six months ended June 30, 2005 and 2004:


Six months ended June 30,                                     2004
                                               2005       (restated)
                                           -----------   -----------
            Consulting, directors
              and professional fees        $ 1,757,922    $  872,828

The consulting, directors and professional fees increased by $885,094, which can mainly be attributed to the acquisition of Elender Rt. in June 2004, the outsourcing of certain technical, sales and other services due to restructured Hungarian operation and to increased legal and consultancy costs associated with growth of the business.

Collection of written-off receivable

The following table summarizes the collection of written-off receivables for the six months ended June 30, 2005 and 2004:

Six months ended June 30,                                     2004
                                               2005       (restated)
                                           -----------   -----------
            Collection of
              written-off receivable       $   265,630    $        0

In March 2005, the Company received a check of $265,630 from Teleglobe Inc. which went bankrupt in 2003. The Company had previously written off this uncollected receivable.

Other selling, general and administrative expenses

The following table summarizes our other selling, general and administrative expenses for the six months ended June 30, 2005 and 2004:

Six months ended June 30,                                     2004
                                               2005       (restated)
                                           -----------   -----------
            Other selling, general and
               administrative expenses     $ 2,138,237    $1,197,500

Overall other selling, general and administrative expenses increased by 79% ($940,737) mainly due to the acquisition of Elender Rt. in June 2004. The main categories are as follows: increase in marketing cost mainly due to the introduction of new Neophone products ($358,255), increase in rental fee of offices ($178,615), an increase in telecommunication and local taxes in Hungary and Romania ($131,104) and increase of bad debt provision ($49,094). The remainder of the increase can be attributed to other cost categories and the appreciation of the Hungarian and Romanian currencies against the US Dollar in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the six months ended June 30, 2005 and 2004:

Six months ended June 30,                                     2004
                                               2005       (restated)
                                           -----------   -----------
            Depreciation                   $ 1,245,680    $  507,750
            Amortization of intangibles    $   513,222    $   44,644
                                           -----------   -----------
            Total depreciation and
              amortization                 $ 1,758,902    $  552,394

Depreciation increased by $737,930 in the six months ended June 30, 2005 compared to the same period in 2004, which can be attributed mainly to the acquisition and consolidation of Elender Rt.

Amortization of intangibles of $513,222 in the six months ended June 30, 2005 (2004: $44,644) relates to certain customer contracts of Elender Rt, which were recognized as intangible assets upon acquisition.

Net interest expense

The following table summarizes our net interest expense for the six months ended June 30, 2005 and 2004:

Six months ended June 30,                                     2004
                                               2005       (restated)
                                           -----------   -----------
            Interest income                $    15,458    $  117,369
            Interest expense               $  (194,304)   $ (170,453)
                                           -----------   -----------
            Net interest  expense          $  (103,814)   $  (53,084)
                                           ===========    ==========

The increase in net interest expense is due to the fact that (i) fewer interest-generating funds were available in this period than in the same period of the previous year because funds were disbursed in connection with the acquisitions, (ii) interest rates on these investments have decreased over the periods in question, (iii) securities expired on February 15, 2004, without new investments being made due to cash being needed to fund acquisitions in 2004, and (iv) consolidation of Elender Rt. has increased interest expense due to bank loans and notes payable outstanding, and consequently have increased interest expense.

Other income

The following table summarizes our other income for the six months ended June 30, 2005 and 2004:

Six months ended June 30,                                     2004
                                               2005       (restated)
                                           -----------   -----------
            Other income                   $   170,000            --


In June 2005, the sellers of Elender Rt. renounced their claims in connection with the late registration of shares, and therefore, the $170,000 penalty accrued during the year ended December 31, 2004 was reversed and accounted for as other income in the second quarter of 2005.

Income tax expense

The following table summarizes our provision for income taxes for the six months ended June 30, 2005 and 2004:

Six months ended June 30,                                     2004
                                               2005       (restated)
                                           -----------   -----------
            Income tax expense             $  (128,338)   $  (46,019)

The income tax expense increased due to the profit before tax in Romania, which are not offset by losses carried forward from previous years.


      Liquidity and Capital Resources


In recent years, we maintained approximately $11 million invested in US Government Securities, which matured in February 2004. The main source of these funds were capital injections by KPN in previous years.

As of June 30, 2005, our cash and cash equivalents were $5.1 million, an increase of approximately $1.9 million from the end of fiscal year 2004 (restated). The change is mainly due to the sale of Euroweb Slovakia.

Cash flow from operations in the six months ended June 30, 2005 was $1,377,893 an increase of $1,412,750 from the six months ended June 30, 2004 (restated). The change is due to the increased cash generation of the Romanian subsidiary and the acquisition of Elender.

Investing activities increased the cash at hand of the Company by $1,510,794 in the six months ended June 30, 2005 due to sale of Euroweb Slovakia for $2,700,000, which was partly offset by the increased capital expenditures in Romania compared to 2004, in connection with certain fiber network expansion and backbone equipment.

Cash flow from financing activities was $(953,197) in the six months ended June 30, 2005. $768,529 was used to make payments on bank loans, the Pantel loan and notes payable, while $184,668 was used to repay capital leased obligations. At June 30, 2005, the overdraft facility was available but not utilized, with the unutilized portion of the loan facility being $750,000.

Although we cannot provide guarantees, management believes that the synergy effects and potential business opportunities of the merged Hungarian entities can contribute to improving our cash generating ability during 2005 comparing 2004, which can already be seen by the change in cash flow from operations. We intend to reduce the loans and trade liabilities of our Company from any such cash generated.

(e) In the event we make future acquisitions in Central and Eastern Europe, the excess cash on hand, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may also consider the sale of strategic assets or subsidiaries. Due to our strategy of aggressive acquisition, we may seek to incur additional material debts.

(f) We signed a share purchase agreement on July 21, 2005 to acquire Navigator Rt. Based on the terms of that agreement, the financial position of the Company will change significantly. The short and long term liquidity position of the Company will be affected as follows: (1) Cash at hand will be reduced by $2,500,000 (2) Long term bank loans will increase by $6,000,000 (3) an estimated net working capital of Navigator group will increase the liability position of the Company by more than $1,000,000. In addition, the Company expects transaction costs in excess of $200,000 in connection with the acquisition related to advisory and consulting fees, financial reporting requirements and registration costs.

      Inflation and Foreign Currency

We maintain our books in local currencies: Hungarian Forint for Euroweb Hungary and the Romanian Lei for Euroweb Romania.

Our operations are primarily outside of the United States through our wholly owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly affect our revenues, net income and financial position when the foreign currencies, primarily the Hungarian Forint, of our international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may or will affect, our business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's revenues, net income and financial position. Because differing portions of our revenues and costs are denominated in foreign currencies, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

During the first half of 2005, the Romanian Lei appreciated 13% against the US dollar and the Hungarian Forint appreciated 8% against the US dollar, compared to the first half of 2004.

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

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement applies to all voluntary changes in accounting principle and changes resulting from adoption of a new accounting pronouncement that does not specify transition requirements. SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. SFAS 154 is effective for us as of January 1, 2006 and is not expected to have a material impact on our financial statements.

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

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings as of the date of this report. (o)

ITEM 2.     CHANGES IN SECURITIES

      On April 15, 2005, Moshe Schnapp, the President and Director of the Company became eligible to receive 82,781 shares of Euroweb common stock representing a value of $250,000, which is his annual compensation for the year ended April 14, 2006. The number of shares is calculated based on the average closing price 10 days prior to each employment year. The shares have not been issued as of the date of this report.

      On June 2, 2005, the Company granted 100,000 share options to Gabor Ormossy, director of the Company. The exercise price of the options ($4.05) is equal to the market price on the date the grants were made. The options vest over a period of four years.

      On June 7, 2005, the Company granted 100,000 warrants to a consulting company at exercise prices as follows: 40,000 warrants at $3.50 per share, 20,000 warrants at $4.25 per share, 20,000 warrants at $4.75 per share and 20,000 warrants at $5.00 per shares. The warrants have a term of five years and vest at a rate of 8,333 shares per month over a one year period.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 2, 2005, the Company held its annual meeting of shareholders in Budapest, Hungary. The Company's shareholders voted on, and approved, the following three items:

      o The Company's shareholders elected Csaba Toro, Moshe Schnapp, Ilan Kenig, Yossi Attia, Stewart Reich and Gabor Ormossy as directors to hold office until their successors are elected and qualified

     o      The amendment of the Company's 2004 Stock Incentive Plan.

     o      The  Company's   shareholders   approved  the  Board  of  Directors'
selection of Deloitte Kft. as the Company's independent auditors for the fiscal year ending December 31, 2005.

ITEM 5. OTHER INFORMATION

      On April 15, 2005, Moshe Schnapp was appointed as the president and a director of the Company with a two years employment agreement granting an annual salary of $250,000 payable in Euroweb shares.

      On July 21, 2005, Euroweb and its wholly-owned subsidiary Euroweb Hungary entered into a Sale and Purchase Agreement (the "Agreement") with Marivaux Investments Limited ("Marivaux") and Graeton Holdings Limited ("Graeton")
(collectively, Marivaux and Graeton are hereinafter referred to as the "Sellers"), which are both registered under the laws of the Cyprus. Pursuant to the Agreement, the Company has agreed to acquire and, the Sellers have agreed to sell, 100% of the Seller's interest in Navigator Informatika Rt. ("Navigator"), a Hungarian company. In consideration for Marivaux's interest in Navigator, the Company will pay Marivaux $8,500,000 of which $150,000 was paid upon signing of the Agreement and $8,350,000 shall be paid upon closing. In addition, at closing, Euroweb shall issue Graeton 441,566 shares of common stock of Euroweb. The Company will utilize a $6,000,000 long term bank loan from Commerzbank Hungary ("Commerzbank") to finance the cash part of purchase price, while $2,500,000 will be financed from existing cash on hand.

      The closing of the sale of Navigator is expected to occur within five days after the complete satisfaction of all closing conditions including, but not limited to, the approval of the Hungarian Competition Office and obtaining the acquisition loan from Commerzbank.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits  (numbers  below  reference  Regulation  S-B,  Item  601)

      (3)   (a)   Certificate of Incorporation filed November 9, 1992((1))
            (b)   Amendment  to  Certificate  of  Incorporation  filed  July  9,
                  1997(2)
            (c)   Restated Certificate of Incorporation filed May 29, 2003
            (d)   Restated  By-laws  (filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004)
      (31)  (a)   Certification  of  the  Chief  Executive  Officer  of  Euroweb
                  International   Corp.   pursuant   to   Section   302  of  the
                  Sarbanes-Oxley Act of 2002.
      (31)  (b)   Certification  of the  Chief  Accounting  Officer  of  Euroweb
                  International   Corp.   pursuant   to   Section   302  of  the
                  Sarbanes-Oxley Act of 2002.
      (32)  (a)   Certification  of  the  Chief  Executive  Officer  of  Euroweb
                  International   Corp.   pursuant   to   Section   906  of  the
                  Sarbanes-Oxley Act of 2002.
      (32)  (b)   Certification  of the  Chief  Accounting  Officer  of  Euroweb
                  International   Corp.   pursuant   to   Section   906  of  the
                  Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 22nd day of August 2005.

                                        EUROWEB INTERNATIONAL CORP.

                                        By  /s/ Csaba Toro
                                            ---------------------------
                                                Csaba Toro
                                                Chief Executive Officer


------------
(1)  Exhibits  are  incorporated  by  reference  to  Registrant's   Registration
Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)