Form 10QSB
period 2005-09-30
EUROWEB INTERNATIONAL CORP
filed 2005-11-14
CIK 905428

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

      Commission file number 001-12000

                           EUROWEB INTERNATIONAL CORP.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             13-3696015
           --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       Vaci ut 141, 1138 Budapest, Hungary
                       -----------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes |_|No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value                               5,784,099
-----------------------------                  ---------------------------------
              (Class)                         (Outstanding at November 14, 2005)

Transitional Small Business Disclosures Format (Check one): Yes |_| No |_|

                           EUROWEB INTERNATIONAL CORP.

                                      INDEX

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet as of September 30, 2005               2

   Condensed Consolidated Statements of Operations and Comprehensive
      Income (Loss) for the three months ended September 30, 2005 and
      2004 (restated) and the nine months ended September 30, 2005 and
      2004 (restated)                                                          3

   Condensed Consolidated Statements of Stockholders' equity for the nine months ended September 30, 2005 and twelve months ended
      December 31, 2004                                                        4

   Condensed Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2005 and 2004 (restated)                             5

   Notes to Condensed Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     17

Item 3.  Controls and Procedures                                              28

PART II. Other Information                                                    29

Signature                                                                     30

                           EUROWEB INTERNATIONAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                         September 30, 2005
                                                                            ------------
ASSETS
  Current Assets
    Cash and cash equivalents                                               $  4,863,296
    Trade accounts  receivable, net of allowance for doubtful accounts of      4,501,859
$796,189
    Unbilled receivables                                                       1,221,809
    Deferred tax assets                                                           31,678
    Prepaid expenses and other current assets                                    924,572
                                                                            ------------
         Total current assets                                                 11,543,214

  Property and equipment, net                                                  6,642,425
  Intangibles - customer contracts, net                                        1,283,455
  Goodwill                                                                     5,806,181
  Navigator - pre-acquisition cost                                               271,808
  Other assets                                                                   383,074
                                                                            ------------
       Total assets                                                         $ 25,930,157
                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                                  $  3,326,004
    Pantel loan payable - current portion                                        472,152
    Current portion of bank loans                                                279,437
    Notes payable                                                                175,554
    Other current liabilities                                                    555,531
    Accrued expenses                                                           3,112,036
    Deferred IRU revenue                                                          46,000
    Deferred other revenue                                                       526,923
                                                                            ------------
       Total current liabilities                                               8,493,637

Noncurrent Liabilities
   Deferred tax liabilities                                                       31,678
   Deferred IRU revenue                                                          871,035
   Pantel loan payable                                                           236,076
   Bank loans                                                                    439,352
   Lease obligations                                                             123,319

Commitments and contingencies

   Stockholders' Equity
   Preferred stock, $.001 par value - Authorized 5,000,000 shares;
      no shares issued or outstanding                                                 --
   Common stock, $.001 par value - Authorized 35,000,000 shares;
       5,590,655 shares issued of which 5,342,533 shares are outstanding
       and 248,122 shares are held in escrow                                       5,342
   Additional paid-in capital                                                 49,810,246
   Accumulated deficit                                                       (34,193,589)
   Accumulated other comprehensive income                                        113,061
                                                                            ------------
      Total stockholders' equity                                              15,735,060
                                                                            ------------
      Total liabilities and stockholders' equity                            $ 25,930,157
                                                                            ============

     See accompanying notes to condensed consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                           Three months ended             Nine months ended
                                                                              September 30                  September 30
                                                                      ----------------------------    ----------------------------
                                                                         2005             2004            2005            2004
                                                                      ------------    ------------    ------------    ------------
                                                                                       (Restated)                      (Restated)
Revenues
Third party revenues                                                  $ 10,364,348    $  7,502,144    $ 30,622,486    $ 15,993,379
Related party revenues                                                          --       2,096,190       1,768,358       5,533,618
                                                                      ------------    ------------    ------------    ------------
          Total revenues                                                10,364,348       9,598,334      32,390,844      21,526,997

Cost of revenues (Exclusive of depreciation and amortization shown separately below)
Third party cost of revenues                                             6,651,513       4,474,572      20,677,378      10,103,607
Related party cost of revenues                                                  --       1,785,613       1,164,692       4,454,898
                                                                      ------------    ------------    ------------    ------------
          Total cost of revenues (Exclusive of depreciation and
            amortization shown separately below)                         6,651,513       6,260,185      21,842,070      14,558,505

Operating expenses
   Compensation and related costs                                          924,457         913,939       2,514,864       2,137,468
   Consulting, director and professional fees                              912,873       1,140,152       2,670,795       2,012,980
   Collection of written-off receivable                                         --              --        (265,630)             --
   Other selling, general and administrative expenses                      580,785       1,152,618       2,719,022       2,350,118
   Depreciation and amortization                                           890,428         762,531       2,649,330       1,314,925
                                                                      ------------    ------------    ------------    ------------
      Total operating expenses                                           3,308,543       3,969,240      10,288,381       7,815,491

Income (loss) from operations                                              404,292        (631,091)        260,393        (846,999)

Interest income (expense)
   Interest income                                                           8,413          24,326          23,871         141,695
   Interest expense                                                        (67,277)       (112,590)       (261,581)       (283,043)
                                                                      ------------    ------------    ------------    ------------
    Net interest expense                                                   (58,864)        (88,264)       (237,710)       (141,348)

  Gain from sale of subsidiary                                                  --              --              --          28,751
  Other income                                                                  --              --         170,000              --
                                                                      ------------    ------------    ------------    ------------

Income (loss) before income taxes                                          345,428        (719,355)        192,683        (959,596)

Income tax expense                                                          (8,678)         (4,436)       (137,016)        (50,455)
                                                                      ------------    ------------    ------------    ------------

Income (Loss) from continuing operations                                   336,750        (723,791)         55,667      (1,010,051)
Income from discontinued operations - Euroweb Slovakia                          --           1,601       1,733,470         260,901
Income (loss) from discontinued operations - Euroweb Czech Republic                          3,653                         (66,192)

Net income (loss)                                                          336,750        (718,537)      1,789,137        (815,342)

Other comprehensive income (loss)                                          (38,909)          2,422           4,795         (20,109)
                                                                      ------------    ------------    ------------    ------------

Comprehensive income (loss)                                           $    297,841    $   (716,115)   $  1,793,932    $   (835,451)
                                                                      ============    ============    ============    ============

Income (loss) per share, before discontinued operations               $       0.06    $      (0.14)   $       0.01    $      (0.20)
Income per share from discontinued operations                         $       0.00    $       0.00    $       0.32    $       0.04
                                                                      ------------    ------------    ------------    ------------
Net income (loss) per share, basic                                    $       0.06    $      (0.13)   $       0.33    $      (0.16)
                                                                      ============    ============    ============    ============
Net income (loss) per share, diluted                                  $       0.06    $      (0.13)   $       0.33    $      (0.16)
                                                                      ============    ============    ============    ============
Weighted average number of shares outstanding, basic                     5,342,533       5,342,533       5,342,533       4,948,753
Weighted average number of shares outstanding, diluted                   5,542,533       5,342,533       5,342,533       4,948,753

      See accompanying notes to condensed consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                     Common Stock               Additional
                                                               ----------------------------      Paid-in        Accumulated
                                                                  Shares           Amount        Capital          Deficit
                                                               ------------    ------------    ------------    ------------
Balance, January 1, 2004 (restated)                               4,665,332    $      4,665    $ 48,247,229    $(33,105,716)
                                                               ============    ============    ============    ============
Foreign currency translation gain                                        --              --              --              --
Reversal of unrealized gain on securities available for sale             --              --              --              --
Deemed distribution                                                      --                                      (2,142,556)
Compensation charge on share
  options issued to consultants                                          --              --          94,212              --
Issuance of shares (Elender Rt. acquisition)                        677,201             677       2,458,108              --
Net loss                                                                 --              --              --        (734,454)
                                                               ------------    ------------    ------------    ------------
Balance, December 31, 2004                                        5,342,533    $      5,342    $ 50,799,549    $(35,982,726)
                                                               ============    ============    ============    ============
Foreign currency translation gain                                        --              --              --              --
Compensation charge on share                                             --              --         126,109              --
options issued to consultants
Cancellation of treasury stock                                           --              --      (1,115,412)             --
Net income                                                               --              --              --       1,789,137
                                                               ------------    ------------    ------------    ------------
Balance, September 30, 2005                                       5,342,533           5,342    $ 49,810,246    $(34,193,589)
                                                               ============    ============    ============    ============

                                                               Accumulated
                                                                   Other                          Total
                                                              Comprehensive       Treasury    Stockholders'
                                                              Income (Loss)        Stock          Equity
                                                               ------------    ------------   ------------
Balance, January 1, 2004 (restated)                            $    (25,502)   $ (1,115,412)  $ 14,005,264
                                                               ============    ============   ============
Foreign currency translation gain                                   162,573              --        162,573
Reversal of unrealized gain on securities available for sale        (28,805)             --        (28,805)
Deemed distribution                                                      --              --     (2,142,556)
Compensation charge on share
  options issued to consultants                                          --              --         94,212
Issuance of shares (Elender Rt. acquisition)                             --              --      2,458,785
Net loss                                                                 --              --       (734,454)
                                                               ------------    ------------   ------------
Balance, December 31, 2004                                     $    108,266    $ (1,115,412)  $ 13,815,019
                                                               ============    ============   ============
Foreign currency translation gain                                     4,795              --          4,795
Compensation charge on share                                                                       126,109
options issued to consultants
Cancellation of treasury stock                                           --    $  1,115,412             --
Net income                                                               --              --      1,789,137
                                                               ------------    ------------   ------------
Balance, September 30, 2005                                    $    113,061    $         --   $ 15,735,060
                                                               ============    ============   ============

      See accompanying notes to condensed consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                        -------------
                                                                                   2005        2004 (restated)
                                                                                ------------    ------------
           Net cash provided by (used in) operating activities                  $  2,624,140    $    644,436
                                                                                ------------    ------------

Cash flows from investing activities:
   Maturity of securities                                                                 --      11,464,000
   Collection of notes receivable                                                         --         152,140
   Acquisition of 51% of Euroweb Rt                                                       --      (2,142,000)
   Acquisition of 100% of Elender Rt., including transaction costs and net of             --      (6,459,219)
acquired
    Navigator - pre-acquisition cost                                                (271,808)             --
   Proceeds from sale of Euroweb Slovakia                                          2,700,000              --
   Purchase of property and equipment                                             (1,859,191)     (1,570,738)
                                                                                ------------    ------------
          Net cash provided by investing activities                                  569,001       1,444,183
                                                                                ------------    ------------

Cash flows from financing activities:

   Repayment of bank loans and overdraft                                            (217,500)       (425,338)
   Receipt of bank loans and overdraft                                                    --         213,963
   Repayment of notes payable                                                       (546,580)       (180,161)
   Repayment of Pantel note payable                                                 (245,000)             --
   Principal payments under capital lease obligations                               (228,411)       (425,235)
                                                                                ------------    ------------
          Net cash used in financing activities                                   (1,237,491)       (816,771)
                                                                                ------------    ------------

Effect of exchange rate changes on cash and cash equivalents                         (59,296)        (76,598)
                                                                                ------------    ------------

Net increase in cash and cash equivalents                                          1,896,354       1,195,250
Cash and cash equivalents, beginning of period                                     3,231,669       2,233,231
                                                                                ------------    ------------
Cash and cash equivalents, end of period                                        $  5,128,023    $  3,428,481
                                                                                ============    ============

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

KPN Telecom owned approximately 43.54% of Euroweb's outstanding shares of common stock as of December 31, 2004, and a majority interest in Pantel Telecommunication Kft. ("Pantel"). On February 28, 2005, KPN NV sold its 75.1% interest in the Pantel business to Hungarian Telephone and Cable Corp. Therefore, Pantel is no longer considered a related party effective March 1, 2005.

In addition, on January 28, 2005, KPN Telecom entered into a Stock Purchase Agreement whereby it sold to CORCYRA d.o.o. ("CORCYRA") 289,855 shares of common stock of the Company for $1,000,000 on February 1, 2005 and KPN Telecom has also agreed to sell its remaining 2,036,188 shares of the Company's common stock to CORCYRA d.o.o. on or prior to April 30, 2006.

2. Basis of Presentation and Significant Accounting Policies

The interim unaudited condensed consolidated financial statements of Euroweb and its consolidated subsidiaries included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, appearing in the Annual Report on Form 10-KSB of the Company for the year then-ended.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

On December 16, 2004, the Company sold all of its shares in its wholly-owned subsidiary, Euroweb Czech Republic, for cash of $500,000. As a part of the transaction, the Company effectively forgave $400,000 of loans receivable from Euroweb Czech Republic. On April 15, 2005, the Company sold Euroweb Slovakia for cash of $2,700,000. The Company believes that the sales of Euroweb Czech
Republic  and  Euroweb   Slovakia  meet  the  criteria  for  presentation  as  a
discontinued operations under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The three- and nine-month periods ended September 30, 2004 have been restated to reflect Euroweb Czech Republic and Euroweb Slovakia as discontinued operations.

Stock-based compensation

Under the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and net income
(loss) per share for the three and nine months ended September 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

Nine months ended                                     September 30,2005     September 30, 2004
                                                                               (restated)
Net income (loss):
    Net income (loss), as reported                      $   1,789,137        $    (815,342)
    Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of tax effects              (687,144)            (889,682)
                                                        -------------        -------------
    Pro forma net loss                                      1,101,993           (1,705,024)
                                                        =============        =============

Basic and diluted income (loss) per share:
    As reported, basic                                  $        0.33        $       (0.16)
    Pro forma, basic                                             0.21                (0.34)

    As reported, diluted                                $        0.33        $       (0.16)
    Pro forma, diluted                                           0.21                (0.34)

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

Three months ended                                    September 30,2005     September 30, 2004
                                                                               (restated)
Net income (loss):
    Net income (loss), as reported                      $     336,750        $    (718,537)
    Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of tax effects              (291,462)            (298,526)
                                                        -------------        -------------
    Pro forma net loss                                         45,288           (1,017,063)
                                                        =============        =============

Basic and diluted income (loss) per share:
    As reported, basic                                  $        0.06        $       (0.13)
    Pro forma, basic                                             0.01                (0.19)

    As reported, diluted                                $        0.06        $       (0.13)
    Pro forma, diluted                                           0.01                (0.19)


The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004:

                                            3 months ended               9 months ended
                                       ------September 30,------    ------September 30,------
                                           2005         2004            2005          2004
                                       -----------   -----------    -----------   -----------
Net income (loss) attributable to
Common stockholders (A)                $   336,750   $  (718,537)   $ 1,789,137   $  (815,342)
                                       -----------   -----------    -----------   -----------

Determination of shares
Weighted average common shares
  outstanding - basic (B)                5,342,533     5,342,533      5,342,533     4,948,753
Assumed conversion of dilutive stock
  options and warrants                     200,000            --             --            --

Weighted average common shares
   Outstanding - diluted (C)             5,542,533     5,342,533      5,342,533     4,948,753
                                       -----------   -----------    -----------   -----------

Net income (loss) per common share
   Basic (A/B)                         $      0.06   $     (0.13)   $      0.33   $     (0.16)
   Diluted (A/C)                       $      0.06   $     (0.13)   $      0.33   $     (0.16)

For the three and nine month periods ended September 30, 2005, 615,000 and 941,879 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company's common stock during the periods. For the three and nine month periods ended September 30, 2004, 657,333 and 516,069 stock options were excluded from the computation of diluted net loss per common share since such options and warrants have an exercise price in excess of the average market value of the Company's common stock during the periods. 248,122 shares of common stock held in escrow as of September 30, 2005, for issuance to a lender in the event of default on a loan, were excluded from the computation of diluted earnings per share since the Company was not in default as of September 30, 2005

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

3. Bank Loans, Overdrafts, and Notes Payable

On June 1, 2004, Elender Rt. (which has since been merged with Euroweb Hungary Rt.) entered into a bank loan agreement with Commerzbank (Budapest) Rt. The agreement consists of a loan facility of HUF 300 million (approximately $1.45 million) of which $718,789 was outstanding at September 30, 2005. The loan is being repaid in quarterly installments of HUF 14.5 million ($69,900), commencing November 30, 2004. The interest rate is BUBOR (Budapest Interbank Offered Rate) + 1.35%.

In addition, the bank also provided an overdraft facility of HUF 150 million (approximately $723,000) to Elender Rt. The Company did not need to utilize this facility as at September 30, 2005. The interest rate is BUBOR (Budapest Interbank Offered Rate) + 1%.

Notes payable of approximately $175,554 as of September 30, 2005 relate to outstanding liabilities to three previous shareholders of Elender Rt.: Vitonas Investments Limited, Certus Kft. and Rumed 2000 Kft. The outstanding amount is payable in four equal quarterly installments of HUF 36.4 million ($175,554), with the final payment due on December 31, 2005.

4. Pantel Loan Payable

During 2002 Pantel, a related party prior to March 1, 2005, provided a loan of HUF 245 million (approximately $ 1.18 million using the September 30, 2005 exchange rate) to a subsidiary of the Company of which $708,228 was outstanding at September 30, 2005. The loan bears interest at a rate of 13% and is repayable in five equal installments from December 2004 semi-annually until the end of 2006.

5. Discontinued Operations and disposal of subsidiaries

Euroweb Slovakia (which was sold on April 15, 2005) and Euroweb Czech Republic (which was sold on December 16, 2004) are considered discontinued operations for financial reporting purposes and therefore all periods are restated to reflect this. For the three and nine months ended September 30, 2005 and 2004, the results of discontinued operations are as follows:

----------------------------------------- ------------------- ------------------ ------------------- -------------------
Country                                      Three months        Three months        Nine months         Nine months
                                           ended September     ended September    ended September     ended September
                                               30, 2005           30, 2004            30, 2005            30, 2004
----------------------------------------- ------------------- ------------------ ------------------- -------------------
Slovakia operations                                       --             $1,601             $32,270            $260,901
----------------------------------------- ------------------- ------------------ ------------------- -------------------
Slovakia --gain on disposal                               --                 --          $1,701,200                  --
----------------------------------------- ------------------- ------------------ ------------------- -------------------
Czech Republic operations                                 --             $3,653                  --            $(66,192)
----------------------------------------- ------------------- ------------------ ------------------- -------------------
Total                                                   $ --             $5,254          $1,733,470            $194,709
----------------------------------------- ------------------- ------------------ ------------------- -------------------

The Company did not realize any income tax benefit/losses in connection with the disposal of the Slovakian and Czech operations.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

6. Stock-based Compensation

On April 26, 2004, the Company granted 125,000 options to its Chief Executive Officer, an aggregate of 195,000 options to five employees and an aggregate of 45,000 options to two consultants of the Company. The stock options granted to the Chief Executive Officer vest at the rate of 31,250 on November 1, 2004 and each October 1 of 2005, 2006 and 2007. The stock options granted to the other employees and consultants vest at the rate of 80,000 on November 1, 2004 and each October 1 of 2005, 2006. The exercise price of the options ($4.78) is equal to the market price on the date the grants were made.

In accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB 25") no compensation expense was recorded for the options granted to the Chief Executive Officer, and the five employees. In accordance with SFAS 123, the Company will recognize total compensation charges of approximately $162,000 for the grants made to the two consultants as such consultants do not qualify as employees. Such compensation charges are recognized over the vesting period of three years. Compensation expense for the nine months ended September 30, 2005 was $45,303 (2004: $70,121), and $15,101
(2004: $42,073) for the three months ended September 30, 2005.

On March 22, 2005, the Company granted an aggregate of 200,000 options to two of the directors. The stock options granted to the directors on March 22, 2005 vest at the rate of 50,000 on each September 22 of 2005, 2006, 2007 and 2008. The exercise price of the options ($3.40) is equal to the market price on the date the grants were made. In accordance with APB 25, no compensation charges was accounted in respect of these grants.

On June 2, 2005, the Company granted 100,000 options to a director of the Company, which vest at the rate of 25,000 on each December 2 of 2005, 2006, 2007, and 2008. No compensation charge was accounted in respect of this grant.

The President and a Director of the Company is eligible to receive an annual compensation of $250,000 starting from April 15, 2005, which is payable in Euroweb shares of common stock. The number of shares to be paid is calculated based on the average closing price 10 days prior to each employment year. The number of shares for the year ended April 14, 2006 is 82,781. Compensation expense for the nine months period ended September 30, 2005 was $114,582 (2004:
$0) and $83,333 (2004: $0) for the three months ended September 30, 2005.

On June 7, 2005, the Company granted 100,000 warrants to a consulting company as compensation for investor relations services at exercise prices as follows:
40,000 warrants at $3.50 per share, 20,000 warrants at $4.25 per share, 20,000 warrants at $4.75 per share and 20,000 warrants at $5 per shares. The warrants have a term of five years and tranches vest proportionately at a rate of a total 8,333 warrants per month over a one year period. The warrants are being expensed over the performance period of one year. Compensation expense for the nine months period ended September 30, 2005 was $80,806 and $60,600 for the three months ended September 30, 2005.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

7. Related party transactions

The provision of international/domestic leased line, voice and VOIP services are being provided in conjunction with Pantel, an entity which was majority owned and controlled by KPN Telecom B.V. (which also owned a majority interest in the Company until February 28, 2005). Intercompany sales were $1,768,358 for the two months ended February 28, 2005 compared to $5,533,618 for the nine months ended September 30, 2004. The two periods are not comparable due to the fact that from March 1, 2005, Pantel is no longer related party with the Company, because KPN Telecom B.V. disposed of its interest in Pantel. Therefore, transactions with Pantel from March 1, 2005 are not classified as transactions with a related party.

During the nine months ended September 30, 2005 and fiscal 2004, Pantel was the most significant trading partner of the Company with approximately 50% of total revenues of Euroweb Romania for the nine months ended September 30, 2005 (translating into 22% of the consolidated revenues of the Company) being derived from providing services to Pantel.

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

The Company has entered into a two-year employment agreement with Moshe Schnapp as President and Director of the Company starting from April 15, 2005, which grants an annual compensation of $250,000 to be paid in the form of Euroweb shares of common stock. The number of shares to be received by Mr. Schnapp is calculated based on the average closing price 10 days prior to the commencement of each employment year. For the year ended April 14, 2006, Mr. Schnapp will receive 82,781 Euroweb shares of common stock.

(b) Lease agreements

The Company's subsidiaries have entered into various capital leases for vehicles and internet equipment, as well as non-cancelable agreements for office premises.

(c) Indefeasible Right of Use

In 2002, Euroweb Romania provided an Indefeasible Right of Use ("IRU") for transmission capacity on 12 pairs of fiber over a period of 20 years, commencing in 2003. For the duration of the agreement, Euroweb Romania is obliged to use all reasonable endeavours to ensure the cable system is maintained in efficient working order and in accordance with industry standards.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

(d) Legal Proceedings

There are no known significant legal procedures that have been filed and are outstanding against the Company.

(e) Elender Rt. acquisition

On June 9, 2004, the Company acquired all of the outstanding shares of Elender Rt. ("Elender"), an internet service provider in Hungary, for $6,500,000 in cash and 677,201 of the Company's shares of common stock. Under the terms of this agreement, the Company has placed 248,122 unregistered shares of newly issued common stock (in the name of the Company) with an escrow agent as security for approximately $1.50 million loans payable to former shareholders of Elender. The shares will be returned to the Company from escrow once the outstanding loans have been fully repaid. However, if there is a default on the outstanding loan, then the shares will be issued to the other party and the Company is then obliged to register these shares.

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

(f) Euroweb Hungary purchase guarantee

In February 2004, the Company purchased the remaining 51% of Euroweb Hungary from Pantel. The consideration paid by the Company for the 51% interest consisted of EUR 1,650,000 ($2.1 million) in cash, and a purchase commitment that Euroweb Hungary will purchase at least HUF 600 million (approximately $3.0 million) worth of services from Pantel in each of 2004-2006. In the event that Euroweb Hungary and its subsidiaries do not satisfy this commitment, Pantel may charge a penalty equal to 25% of the commitment amount less any services purchased. Purchases in 2004 and year to date 2005 have exceeded this amount.

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

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

On April 15, 2005, the Company sold Euroweb Slovakia. According to the Securities Purchase Contract (the "Contract"), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller's breach of certain representations, warranties or obligations as set in the Contract up to an aggregate amount of $540,000. The buyer shall not be entitled to make any claim under this Article 9 of the Contract after the fourth anniversary of the date of the Contract. No claims have been made to date. The Company has accrued $35,000 as the estimated fair value of any such representation, warranty or obligation in favor of the purchaser, issued pursuant to the share purchase agreement.


9. Geographic information

The following table summarizes financial information from continuing operations by geographic area for the three and nine months ended September 30, 2005 and 2004 after intercompany eliminations and allocation of certain salaries and revenues/direct cost to the respective countries to more accurately reflect the utilization of resources:


Geographic information for nine months ended 2005

                                                   Romania          Hungary         Corporate        Total
Third party revenues                            $ 10,895,290    $ 19,727,196              --    $ 30,622,486
Pantel related revenues (January - February)       1,565,314         203,044              --       1,768,358
Total revenues                                    12,460,604      19,930,240              --      32,390,844

Depreciation                                         599,927       1,279,570              --       1,879,497
Intangible amortization
(customer contract)                                       --         769,833              --         769,833

Interest income                                        6,216          17,655              --          23,871
Interest expense                                     (34,786)       (226,795)             --        (261,581)
Net interest expense                                 (28,570)       (209,140)             --        (237,710)

Income tax                                           137,016              --              --         137,016
Income (loss) from continuing operations           1,070,351         131,430      (1,146,114)         55,667

Long-lived assets                                  3,237,148       3,405,277              --       6,642,425
Intangible - customer contracts                           --       1,283,455              --       1,283,455
Other assets                                              --         383,074              --         383,074
Capital expenditures                               1,324,596         487,511              --       1,812,107
Capital expenditures - discontinued operation             --              --              --          47,084
Goodwill                                             566,000       5,240,181              --       5,806,181

Pantel related revenue for the nine months ended September 30, 2005 was $6,269,550 in Romania and $949,620 in Hungary.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

Geographic information for nine months ended 2004

                                                   Romania         Hungary        Corporate         Total
Third party revenues                            $  3,679,568    $ 12,313,811              --    $ 15,993,379
Pantel related revenues                            5,412,600         121,018              --       5,533,618
Total revenues                                     9,092,168      12,434,829              --      21,526,997

Depreciation                                         412,075         655,058           2,048       1,069,181
Intangible amortization
(customer contract)                                       --         245,744              --         245,744

Interest income                                       21,063          71,639          48,993         141,695
Interest expense                                     (22,101)       (260,942)             --        (283,043)
Net interest (expense)
income                                                (1,038)       (189,303)         48,993        (141,348)

Income tax                                            50,455              --              --          50,455
Income (loss) from continuing operations             197,180        (102,805)     (1,104,426)     (1,010,051)

Long-lived assets                                  2,207,133       5,012,068              --       7,219,201
Intangible - customer contracts                           --       2,167,015              --       2,167,015
Capital expenditures                               1,064,986         451,237              --       1,516,223
Capital expenditures - discontinued operation             --              --              --          54,515
Goodwill                                             566,000       5,377,821              --       5,943,821

Geographic information for three months ended September 30, 2005

                                              Romania         Hungary           Corporate      Total
Third party revenues                       $  3,833,021    $  6,531,327              --    $ 10,364,348
Pantel related revenues                              --              --              --              --
Total revenues                                3,833,021       6,531,327              --      10,364,348

Depreciation                                    213,039         420,778              --         633,817
Intangible amortization
(customer contract)                                  --         256,611              --         256,611

Interest income                                   1,246           7,167              --           8,413
Interest expense                                (11,192)        (56,085)             --         (67,277)
Net interest expense                             (9,946)        (48,918)             --         (58,864)

Income tax                                        8,678              --              --           8,678
Income (loss) from continuing operations        417,975         360,083        (441,308)        336,750

Geographic information for three months ended September 30, 2004

                                              Romania        Hungary        Corporate      Total
Third party revenues                       $ 1,296,879    $ 6,205,265             --    $ 7,502,144
Pantel related revenues                      1,996,600         99,590             --      2,096,190
Total revenues                               3,293,479      6,304,855             --      9,598,334

Depreciation                                   197,030        364,401             --        561,431
Intangible amortization
(customer contract)                                 --        201,100             --        201,100

Interest income                                  2,665         20,632          1,029         24,326
Interest expense                                (7,116)      (105,474)            --       (112,590)
Net interest (expense)
income                                          (4,451)       (84,842)         1,029        (88,264)

Income tax                                       4,436             --             --          4,436
Income (loss) from continuing operations        20,208       (340,791)      (403,208)      (723,791)

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

10. Subsequent events

On July 21, 2005, Euroweb and its wholly-owned subsidiary Euroweb Hungary entered into a Sale and Purchase Agreement (the "Agreement") with Marivaux Investments Limited ("Marivaux") and Graeton Holdings Limited ("Graeton")
(collectively, Marivaux and Graeton are hereinafter referred to as the "Sellers"), which are both registered under the laws of the Cyprus. Pursuant to the Agreement, the Company has agreed to acquire and, the Sellers have agreed to sell, 100% of the Seller's interest in Navigator Informatika Rt. ("Navigator"), a Hungarian company. The closing of the transaction occurred on October 7, 2005. In consideration for Marivaux's interest in Navigator, the Company paid Marivaux $8,500,000 of which $150,000 was paid upon signing of the Agreement and $8,350,000 was paid upon closing. In addition, at closing, Euroweb issued Graeton 441,566 shares of common stock of Euroweb. Euroweb Hungary obtained a $6,000,000 long term bank loan from Commerzbank Hungary ("Commerzbank") to finance the cash part of purchase price, while $2,500,000 was financed from existing cash on hand. The interest rate in connection with the loan is BUBOR plus 2.5%. Euroweb Hungary is required to make quarterly scheduled payments in connection with the loan commencing March 31, 2006 through June 30, 2010. The first two payments will be approximately $166,000, while the remaining payments will be approximately $354,000.

As security for providing the funds, Euroweb Hungary granted a security interest in all of its assets, the assignment of its revenue, the assignment of all future dividends payable by Navigator and the pledge of all of the securities of Euroweb Hungary and Navigator held by Euroweb. Further, in the event that Euroweb Hungary fails to satisfy its obligations under the loan agreement with Commerzbank, Commerzbank holds an option to acquire all of the securities of Navigator.

Euroweb has entered into a registration rights agreement, relating to the Navigator share issue, dated July 21, 2005 whereby it agreed to file a registration statement registering the Shares within 75 days from the closing and have such registration statement declared effective within 150 days from the filing thereof. In the event that Euroweb fails to meet its obligations to register the shares it may be required to pay a penalty equal to 1% of the value of the shares on a monthly basis.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Operations

Overview

Euroweb International Corporation owns and operates Internet Service Providers, or ISPs, in Hungary and Romania through its subsidiaries, Euroweb Hungary Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 16, 2004, the Company sold Euroweb Czech Republic and no longer has operations in the Czech Republic. On April 15, 2005, the Company sold its interest in Euroweb Slovakia a.s. ("Euroweb Slovakia"). Euroweb Czech Republic and Euroweb Slovakia is considered a discontinued operation for financial reporting purposes.

The Company operates in one industry segment,  providing Internet access, voice,
international/domestic   leased  lines  and  additional   value  added  services
primarily to business customers.

Our revenues come from the following sources:

      o     ISP (Internet access, content, web, hosting and related services );

      o International / domestic leased line and Internet Protocol ("IP") data services;

      o     Voice / Voice over IP ("VOIP") services; and

      o Facilities (sale, rental and maintenance of optical fiber between the Hungarian border and the Romanian City of Timisoara).

For international / domestic leased line and IP data services and voice / VOIP services in Romania, our main customer in 2005 and 2004 was Pantel Rt. ("Pantel"). Pantel was a related party until February 28, 2005, when the completion of the sale of KPN NV's 75.1% interest in the Pantel business to the Hungarian Telephone and Cable Corp. was announced. As a result, as of March 1, 2005, Pantel is no longer a related party. Pantel still remains the most significant customer and supplier of the Company.

We generally have not built out optical fibers for our ISP business, instead entering into a number of agreements with infrastructure owners and telecom companies to buy internet and telecom services and resell them to our customers. Such a structure enables our company to avoid significant capital expenditures on network development. However, without our own infrastructure, our ability to compete with other ISPs and telecom companies is limited due to access costs charged by third party telecommunication companies. In order to mitigate the impact of newly introduced cheaper internet access technologies (e.g. ADSL) and competition, we took several steps, including the following:

      o     Built strategic partnerships with telecom companies;

      o Increased value added services and offered more comprehensive customer solutions;

      o     Introduced voice and international / domestic leased lines services;

      o Building of own optical fiber network in Romania; and o Making acquisitions to ensure economies of scale and realization of synergies.

This strategy has resulted in increased revenues, increased profitability and increased cash generating ability of the Company since 2003.

Relationship with Pantel

Our largest customer and supplier since early 2001 has been Pantel, a Hungary-based alternative telecommunications provider. Pantel operates within the region and has become a significant trading partner for Euroweb Romania through the provision of a direct fiber cable connection, which enables companies to transmit data to a variety of destinations by utilizing the international connections of Pantel. As a result, Euroweb Romania became the preferred, but not exclusive, partner of Pantel for services in Romania. In addition to this, Euroweb Hungary utilizes significant telecom services from Pantel. Due to the fact that a significant portion of our revenue is generated by international / domestic leased line and Voice / VOIP services, a number of our representatives have moved to the premises of Pantel in order to improve co-operation on international projects.

On February 28, 2005, KPN Telecom (the majority owner of Pantel and our largest shareholder), completed the sale of its entire interest in Pantel. Therefore, Euroweb is no longer related party with Pantel from March 1, 2005. Our statements of operations present amounts relating to Pantel in related party revenues and cost of revenues for the period January 1 to February 28, 2005 and from January 1, 2004 to September 30, 2004.

Both Euroweb Hungary and Euroweb Romania engage in the following transactions with Pantel:

(a) We purchase the following services from Pantel:

- Internet and related services;

- National and international leased and telephone lines;

- VOIP / Voice services; and

- Consulting services

The total amount of these services purchased from Pantel was $6,161,959 during the nine months ended September 30, 2005 (nine months ended September 30, 2004:
$4,454,898).

In addition, Pantel charged interest of $89,510 in the nine months ended September 30, 2005 (nine months ended September 30, 2004: $141,980) relating to the loan provided to Euroweb Hungary by Pantel.

(b) We mainly sell services to Pantel in areas where we have operations and Pantel does not, as follows:

- International leased lines and local telephone lines;

- International/national data and VOIP services for Pantel;

- Internet and related services; and

- Consulting services

The total value of these services sold was $7,219,170 in the nine months ended September 30, 2005 (nine months ended September 30, 2004: $5,533,618).

Direct sales to Pantel were 22% of total consolidated revenue in the nine months ended September 30, 2005 (nine months ended September 30, 2004: 26%). Euroweb Romania is additionally dependent on Pantel for revenue because some third party international/domestic line sales involve Pantel as the subcontractor/service provider and some third party customers were introduced to the Company by Pantel (i.e. their relationship with Pantel is stronger than their relationship with Euroweb Romania).

Direct sales to Pantel and Pantel-related sales represent approximately 30% of total consolidated revenues of the Company and approximately 78% of total sales of Euroweb Romania. There is no such sales dependency in the case of Euroweb Hungary.

With respect to pricing, agreements are made at market prices or a split of the margin based on the financial investment into the specific services by the Company and Pantel. The Company always considers alternative suppliers for each individual project.

We cannot predict whether the disposal by KPN Telecom of its investment in Pantel will have an influence on the business relationship between the Company and Pantel. We have not experienced any deterioration in our relationship with Pantel in the nine months ended 2005.

Disposals

On April 15, 2005, the Company completed the sale of 100% of the outstanding stock of its subsidiary in Slovakia for $2,700,000. As a result of this transaction, the Company recorded a gain of $1,701,200 in the second quarter of 2005.

In addition to the decreasing profitability of the Slovakian subsidiary, the strategic role of the Slovakian operations in the Company's regional approach became less significant over the last two years. This was primarily because of the smaller market share presented by our Slovakian operations compared to the other countries in which the Company operates. The Company continues the realization of its strategy to focus its efforts in countries where the Company's market presence is stronger. The sale of Euroweb Slovakia resulted in a cash inflow of $2,700,000 in the nine months ended September 30, 2005.

      Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Accounting policies that management believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements are the same as those described in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2004.

      Results of Operations

      Nine Months Period Ended September 30, 2005 Compared to Nine Months Period Ended September 30, 2004

Due to the acquisition of Elender Rt. on June 9, 2004, the profit and loss statements for the nine months ended September 30, 2005 and 2004 are not comparable from an organic growth point of view.

On December 16, 2004, the Company sold all of its shares in its wholly-owned subsidiary, Euroweb Czech Republic, for cash of $500,000. As a part of the transaction, the Company effectively forgave $400,000 of loans receivable from Euroweb Czech Republic. On April 15, 2005, the Company sold Euroweb Slovakia for $2,700,000. The Company believes that the sale of Euroweb Czech Republic and Euroweb Slovakia meet the criteria for presentation as a discontinued operation under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The nine-month period ended September 30, 2004 has been restated to reflect Euroweb Czech Republic and Euroweb Slovakia as discontinued operations.

Nine months ended September 30,                   2005          2004 (restated)
                                              ------------      ---------------
      Total Revenues                          $ 32,390,844      $    21,526,997

We experienced 50% revenue growth, or an increase of $10,863,847 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was mainly due to the acquisition of Elender Rt., increases in voice/VOIP and international leased line services and partly to the depreciation of the US dollar against the Romanian lei and the Hungarian forint in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Depreciation of the US dollar increases our reported revenues because our sales are non-US dollar denominated.

The following table summarizes the origin of changes in revenue compared to the previous year:

------------------------------------ --------------------- --------------------- --------------
Revenue / services                      Q1-Q3 of 2005         Q1-Q3 of 2004        % change
                                                                (restated)
------------------------------------ --------------------- --------------------- --------------
ISP activity                              $19,371,610           $11,670,806           +66%
------------------------------------ --------------------- --------------------- --------------
International   /  domestic
leased line *(a)                          $ 5,963,186           $ 4,349,618           +37%
------------------------------------ --------------------- --------------------- --------------
Voice / VOIP                              $ 7,016,115           $ 5,413,537           +30%
------------------------------------ --------------------- --------------------- --------------
Facilities (a)                            $    39,933           $    93,036           -58%
------------------------------------ --------------------- --------------------- --------------
Total                                     $32,390,844           $21,526,997           +51%
------------------------------------ --------------------- --------------------- --------------

* - primarily Pantel or Pantel-related sales,

(a) substantially all generated by our Romanian subsidiary

ISP revenue analysis

$6.60 million, or 86%, of the increase in ISP revenue relates to Hungary, mainly due to the acquisition of Elender Rt. The remaining growth of ISP revenue ($1.14 million) can be attributed to organic growth in Romania compared to the previous year. In Hungary, due to economic conditions and pricing issues, customers - having access type (internet connection) services - generally transfer from higher monthly fee subscriptions (such as leased line) to lower monthly fee subscriptions (e.g. ADSL). Although the number of total customers has increased compared to previous periods, mainly due to the new ADSL customers, organic revenue growth possibilities in this segment are limited due to the change in service types utilized by the customers. In Romania, organic growth is due to the demand for broadband internet connections by corporate customers. The number of corporate customers almost doubled (compared to the prior year) and now exceeds 550.

International/national Leased Line revenue analysis

Revenue from international/national leased lines and IP data services generated by Euroweb Romania has increased compared to last year. This service is generally provided to a small number of ISPs, telecommunication firms (including Pantel), and other international companies. Due to developments in the Romanian market in the last few years, these wholesale prices have dropped. The Company was able to approximately double the international leased line capacity sold compared to 2004, in addition to winning a new government-related contract. This increase in volume largely offset the negative price trends in the international leased line segment.

Voice / VOIP Service revenue analysis

--------------------------------------------- -------------------- --------------------- ---------------
VOIP services revenue                            Q1-Q3 of 2005        Q1-Q3 of 2004         % change
                                                                        (restated)
--------------------------------------------- -------------------- --------------------- ---------------
Retail voice origination (Ro+Hu)                  $  372,039            $  501,290            -26%
--------------------------------------------- -------------------- --------------------- ---------------
Wholesale voice termination (Ro)                  $4,000,000            $3,463,000            +16%
--------------------------------------------- -------------------- --------------------- ---------------
Neophone prepaid phonecard (Hu)                   $1,216,856            $1,449,247            -16%
--------------------------------------------- -------------------- --------------------- ---------------
Neophone Deal (Hu)                                $1,280,227                     0             N/A
--------------------------------------------- -------------------- --------------------- ---------------
Neophone-X (Hu)                                   $  146,993                     0             N/A
--------------------------------------------- -------------------- --------------------- ---------------
Total                                             $7,016,115            $5,413,537            +30%
--------------------------------------------- -------------------- --------------------- ---------------

Hu- Hungarian related,   Ro- Romanian related

Retail voice origination is provided to corporate customers over leased lines. Such services enable customers to reduce their costs of international, long distance and local calls that they initiate. 62% of revenue is generated in Romania, while the remaining 38% is generated in Hungary. Revenue from retail voice origination has decreased from $356,217 in the nine months ended 2004 to $141,013 in the nine months ended September 30, 2005 in Hungary. From 2005, the Hungarian subsidiary introduced a new voice product, Neophone Deal, which is a more convenient and cheaper way for companies to reduce their voice costs. Consequently, the Company anticipates decreases in retail voice origination revenue in Hungary as customers migrate to this new product. In Romania, voice revenue increased by $85,953 to $231,026 mainly due to increased volume in the nine months ended September 30, 2005 compared to the corresponding nine months in the previous year. Retail voice origination services are primarily denominated in local currency. In US dollar terms, the overall decrease in revenue is contributed to by the 14% depreciation of the US dollar against the Romanian lei and the 5% depreciation of the US dollar against the Hungarian forint in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Wholesale voice termination represents voice minutes received from Pantel and forwarded to Romanian telecommunication companies. Revenue from such services has increased by 16% mainly due to increased volume. The service bears a high risk that the voice traffic may be completely eliminated if a strategic decision is made by Pantel to use alternative providers or customers can obtain better termination rates from competitors. Such volume reductions may occur at any time, although the impact on the results of operations will be limited as margins are low. Approximately 3% of the increase can be attributed to the weakening of the US dollar from 2004 to 2005 against the euro, which is the denominated currency of this service.

Neophone prepaid phonecards enable private individuals to make cheaper domestic or international calls compared to the rates of the incumbent telecom operators. The cards were first introduced in Hungary four years ago. During the first three years, the number of users and voice traffic has continuously increased. Since late 2003, competitors have introduced aggressively low prices; consequently, the Company also had to reduce its prices, which has reduced the revenue generated by this product. For the nine months ended September 30, 2005, revenues from phone card traffic decreased by 16% compared to the previous period, while the voice traffic minutes has increased over 6%.

Neophone Deal is offered to small- and medium-sized companies and is a carrier pre-selection product. The subscriber keeps its existing phone number and remains the client of the previous telecommunication company; however outgoing calls initiated by the customer will go through the Euroweb voice network, leaving out the previous telecommunication company. The outgoing traffic is invoiced by Euroweb Hungary with discount prices compared to the rates of the incumbent telecom operator.

Neophone-X, which was first introduced in February 2005, provides a voice service by making use of users' personal computers and the Internet instead of the traditional phone network. During computer based phone calls, voice is transmitted in digital data packages and transformed into human voice again at the receiving party. Revenue generated in the nine months ended September 30, 2005 was $146,993.

Facilities revenue analysis

Revenues from facilities are earned from the lease and sale of fiber optic cables owned by Euroweb Romania and related maintenance fees. In 2004, a fiber optic sale transaction resulted in revenues of approximately $34,000. Revenue from an indefeasible right of use ("IRU") sold by the Company for transmission capacity on 12 pairs of fiber over a period of 20 years, was approximately $23,000 in 2004, and the balance of facilities revenue was maintenance revenue. In 2005, facilities revenue included only revenue from the 20 year IRU contract.

Geographic revenue analysis

The following table summarizes the main changes in revenue compared to the previous year with respect to the geographical source of revenue:

----------------------- --------------------- --------------------- ------------
Revenue/country            Q1-Q3 of 2005         Q1-Q3 of 2004       Change in
                                                   (restated)            %
----------------------- --------------------- --------------------- ------------
Hungary                      $19,930,240           $12,434,829         +60%
----------------------- --------------------- --------------------- ------------
Romania                      $12,460,604           $ 9,092,168         +37%
----------------------- --------------------- --------------------- ------------
Total                        $32,390,844           $21,526,997         +51%
----------------------- --------------------- --------------------- ------------

Elender Rt. was consolidated from June 9, 2004. Revenues for the Company's Hungarian operations have increased by 60% or $7,495,411 mainly due to this acquisition. Approximately 4% of the increase in Hungary is the result of the strengthening of the Hungarian forint against the US dollar when comparing the nine months ended September 30, 2005 and 2004.

The Romanian operations have experienced a 37%, or $3,368,436, revenue increase compared to the prior period. Approximately 28% or $0.50 million of this increase can be attributed to the increased wholesale voice termination, approximately $1.60 million can be attributed to the increase of domestic/international leased lines revenue, while the remaining increase is mainly in connection with the organic growth from ISP activity and currency appreciation of the Romanian lei against the US dollar.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes the cost of revenues (excluding depreciation and amortization) for the nine months ended September 30, 2005 and 2004:


Nine months ended September 30,                   2005          2004 (restated)
                                              ------------      ---------------
      Total cost of revenues                  $ 21,842,070      $    14,558,505


Cost of revenues (excluding depreciation and amortization) comprise mostly telecommunication expenses, which generally increase in line with the volume of services sold to customers. The increase of 50% is fairly consistent with the overall increase of revenues of 50%.

Compensation and related costs

The following table summarizes the compensation and related costs for the nine months ended September 30, 2005 and 2004:

Nine months ended September 30,                   2005          2004 (restated)
                                              ------------      ---------------
      Compensation and related costs          $  2,514,864      $     2,137,468


Overall compensation and related costs increased by 18%, or $377,396, mainly due to the acquisition of Elender Rt. in June 2004 and the effect of the appreciation of Hungarian and Romanian currencies against the US dollar during the periods being compared.

Consulting, directors and professional fees

The following table summarizes the consulting, directors and professional fees for the nine months ended September 30, 2005 and 2004:


Nine months ended September 30,                   2005          2004 (restated)
                                              ------------      ---------------
      Consulting, directors and
        professional fees                     $  2,670,795      $     2,012,980

The consulting, directors and professional fees increased by 32% or $657,815, which can mainly be attributed to the acquisition of Elender Rt. in June 2004 and to increased legal and consultancy costs associated with growth of the business.

Collection of written-off receivable

The following table summarizes the collection of written-off receivables for the nine months ended September 30, 2005 and 2004:

Nine months ended September 30,                   2005          2004 (restated)
                                              ------------      ---------------
      Collection of written-off receivable    $    265,630      $             0

In March 2005, the Company received a check of $265,630 from Teleglobe Inc. which went bankrupt in 2003. The Company had previously written off this uncollected receivable.

Other selling, general and administrative expenses

The following table summarizes our other selling, general and administrative expenses for the nine months ended September 30, 2005 and 2004:

Nine months ended September 30,                   2005          2004 (restated)
                                              ------------      ---------------
      Other selling, general and
        administrative expenses               $  2,719,022      $     2,350,118

Overall other selling, general and administrative expenses increased by 15% ($368,904), as a result of higher levels of business in general, mainly due to the acquisition of Elender Rt. in June 2004. Increases were primarily in telecommunication and local taxes in Hungary and Romania ($189,253) and bad debt provisions ($107,307). The appreciation of the Hungarian and Romanian currencies against the US dollar in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 also had an effect.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the nine months ended September 30, 2005 and 2004:

Nine months ended September 30,                   2005          2004 (restated)
                                              ------------      ---------------
      Depreciation                            $  1,879,497      $     1,069,181
      Amortization of intangibles             $    769,833      $       245,744
                                              ------------      ---------------
            Total depreciation and
              amortization                    $  2,649,330      $     1,314,925
                                              ============      ===============

Depreciation increased by $810,316 in the nine months ended September 30, 2005 compared to the same period in 2004, due to the Company's increased tangible assets following the acquisition and consolidation of Elender Rt.

Amortization of intangibles of $769,833 in the nine months ended September 30, 2005 (2004: $245,744) relates to certain customer contracts of Elender Rt, which were recognized as intangible assets upon acquisition.

Net interest expense

The following table summarizes our net interest expense for the nine months ended September 30, 2005 and 2004:

Nine months ended September 30,                   2005          2004 (restated)
                                              ------------      ---------------
      Interest income                         $     23,871      $       141,695
      Interest expense                        $   (261,581)     $      (283,043)
                                              ------------      ---------------
            Net interest expense              $   (237,710)     $      (141,348)
                                              ============      ===============

The increase in net interest expense is due to the fact that (i) fewer interest-generating funds were available in this period than in the same period of the previous year because funds were disbursed in connection with acquisitions, (ii) interest rates on these investments have decreased over the periods in question, (iii) securities matured on February 15, 2004, without new investments being made due to cash being needed to fund acquisitions in 2004, and (iv) consolidation of Elender Rt. has increased interest expense due to bank loans and notes payable outstanding.

Other income

The following table summarizes our other income for the nine months ended September 30, 2005 and 2004:

Nine months ended September 30,                   2005          2004 (restated)
                                              ------------      ---------------
      Other income                            $    170,000                   --

In June 2005, the sellers of Elender Rt. renounced their claims in connection with the late registration of shares, and therefore, the $170,000 penalty accrued during the year ended December 31, 2004 was reversed and accounted for as other income in the second quarter of 2005.

Income tax expense

The following table summarizes our provision for income taxes for the nine months ended September 30, 2005 and 2004:

Nine months ended September 30,                   2005          2004 (restated)
                                              ------------      ---------------
      Income tax expense                      $   (137,016)     $       (50,455)

Income tax expense increased due to the profits generated in Romania, which are not offset by losses carried forward from previous years.

      Liquidity and Capital Resources

In recent years, we maintained approximately $11 million invested in US government securities, which matured in February 2004. The main source of these funds was capital injections by KPN in previous years.

As of September 30, 2005, our cash and cash equivalents were $4.9 million, an increase of approximately $1.9 million from the end of fiscal year 2004. The change is mainly due to the sale of Euroweb Slovakia.

Cash flow from operations in the nine months ended September 30, 2005 was $2,624,140, an increase of $1,979,704 from the nine months ended September 30, 2004 (restated). The change is due to the increased cash generation of the Romanian subsidiary and the acquisition of Elender Rt.

Investing activities increased the cash at hand of the Company by $569,001 in the nine months ended September 30, 2005 due to sale of Euroweb Slovakia for $2,700,000, which was partly offset by capital expenditures in Romania in connection with certain fiber network expansion and backbone equipment.

Cash used for financing activities was $1,237,491 in the nine months ended September 30, 2005. $1,009,080 was used to make payments on bank loans, a loan due to Pantel and notes payable, while $228,411 was used to repay capital lease obligations. At September 30, 2005, the Company had an unutilized overdraft facility for $730,000.

Although we cannot provide guarantees, management believes that the synergy effects and potential business opportunities of the merged Hungarian entities can contribute to improving our cash generating ability during 2005 compared with 2004, which can already be seen by the increase in cash flow from operations. We intend to repay loans of our Company with cash from operations.

The Company may use its excess cash at hand, additional bank loans or capital raisings to finance any future acquisitions its makes in Central and Eastern Europe. The Company may also consider the sale of strategic assets or subsidiaries. Due to our strategy of aggressive acquisition, we may seek to incur additional material debts.

We signed a share purchase agreement on July 21, 2005 to acquire Navigator Rt. Closing occurred on October 7, 2005. Based on the terms of that agreement, the financial position of the Company will change significantly. The short and long term liquidity position of the Company will be affected as follows: (1) cash at hand will be reduced by $2,500,000 (2) long term bank loans will increase by $6,000,000 (3) the estimated net working capital of Navigator group will increase the liabilities of the Company by more than $1,500,000. In addition, the Company expects transaction costs in excess of $250,000 in connection with the acquisition related to advisory and consulting fees, financial reporting requirements and registration costs.

      Inflation and Foreign Currency

We maintain our books in local currencies: Hungarian forint for Euroweb Hungary and the Romanian lei for Euroweb Romania.

Our operations are primarily outside of the United States through our wholly owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly affect our revenues, net income and financial position when the foreign currencies of our international operations are translated into US dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may affect our business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's revenues, net income and financial position. Because differing portions of our revenues and costs are denominated in foreign currencies, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its foreign currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

During the nine months ended 2005, the Romanian lei appreciated 14% against the US dollar and the Hungarian forint appreciated 5% against the US dollar, compared to the nine months ended 2004.

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

Item 3.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief accounting officer (principal financial officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief accounting officer (principal financial officer) concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II

ITEM 1.     LEGAL PROCEEDINGS

            From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future.

ITEM  2.    CHANGES IN SECURITIES

            On October 7, 2005, the Company issued 441,566 shares of common stock to Graeton Holdings Limited in exchange for the 15% ownership in Navigator Rt, based on the share purchase agreement signed on July 21, 2005.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.  EXHIBITS

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

            (b)   Amendment  to  Certificate  of  Incorporation  filed  July  9,
                  1997(2)

            (c)   Restated Certificate of Incorporation filed May 29, 2003

            (d) Restated By-laws (filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004)

      (31)  (a)   Certification  of  the  Chief  Executive  Officer  of  Euroweb
            International Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


      (31)  (b)  Certification  of  the  Chief  Accounting   Officer  (principal
            financial  officer)  of  Euroweb  International  Corp.  pursuant  to
            Section 302 of the Sarbanes-Oxley Act of 2002.


      (32)  (a)   Certification  of  the  Chief  Executive  Officer  of  Euroweb
            International Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      (32)  (b)  Certification  of  the  Chief  Accounting   Officer  (principal
            financial  officer)  of  Euroweb  International  Corp.  pursuant  to
            Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1)  Exhibits  are  incorporated  by  reference  to  Registrant's   Registration
Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Budapest, Hungary, on the 14th day of November 2005.

                                EUROWEB INTERNATIONAL CORP.


                                By /s/ Csaba Toro
                                   ------------------------
                                   Csaba Toro
                                   Chief Executive Officer