Form 10KSB
period 2005-12-31
EUROWEB INTERNATIONAL CORP
filed 2006-03-30
CIK 905428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

      |_| TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to_________________

                        COMMISSION FILE NUMBER 001-12000

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

Securities registered under Section 12(g) of the Exchange Act:

                                                           NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                      ON WHICH REGISTERED
-------------------------                                  ---------------------
     Common Stock,                                            NASDAQ SMALL CAP
par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

Issuer had revenues of $1,964,998 for the year ended December 31, 2005. As of March 24, 2006, 5,843,067 shares of Common Stock were outstanding of which 3,245,556 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 1, 2005 was $11,524,969.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                                TABLE OF CONTENTS

                                                                            PAGE

PART I ........................................................................3

   ITEM 1.   DESCRIPTION OF BUSINESS...........................................3
             Euroweb Strategy...................................................
             Entry into ISP and IT Market in Central Europe and
              History of Acquisitions...........................................
             Products and Services..............................................
             Customers..........................................................
             Network Operations and Technical Support...........................
             Sales and Marketing................................................
             Government Regulations.............................................
             Employees..........................................................

   ITEM 2.   DESCRIPTION OF PROPERTIES.........................................9

   ITEM 3.   LEGAL PROCEEDINGS.................................................9

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............10


PART II ......................................................................10

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.............................................10
             Market Information...............................................10
             Holders of Common Stock..........................................10
             Dividends........................................................11

   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................11
             Operations.......................................................11
             Results of Operations............................................16
             Year Ended December 31, 2005 compared to Year Ended
              December 31, 2004...............................................16
             Liquidity and Capital Resources..................................18
             Inflation and Foreign Currency...................................19
             Effect of Recent Accounting Pronouncements.......................20
             Risk Factors.....................................................21

             Forward-Looking Statements.......................................24

   ITEM 7.   FINANCIAL STATEMENTS............................................F-1

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................24

   ITEM 8A   CONTROLS AND PROCEDURES..........................................25

   ITEM 8B   OTHER INFORMATION................................................25

PART III .....................................................................26

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............26

   ITEM 10.  EXECUTIVE COMPENSATION...........................................29

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...34

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................35

PART IV ......................................................................36

   ITEM 13.  EXHIBITS.........................................................36

   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................37

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY OF BUSINESS

      Euroweb International Corp. ("Euroweb") is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993. In 1997, Euroweb entered the Internet field in Hungary and has started to grow through various acquisitions not only in Hungary, but also in the Czech Republic, Slovakia and Romania. Euroweb and its subsidiaries are collectively referred to herein as the "Company".

      In December 2004, Euroweb disposed its 100% interest in its subsidiary in Czech Republic and in April 2005 also sold its 100% interest in its subsidiary in Slovakia. At that time, the Company was focusing on maintaining and growing its remaining operations in Hungary and Romania.

      In October 2005, the Company stepped into the information technology ("IT") sector by acquiring 100% ownership of Navigator Informatika Rt. (,,Navigator"), a Hungary-based provider of IT outsourcing, applications development, and IT consulting services.

      On December 19, 2005, the Company has entered into a definitive Share Purchase agreement for the sale of its two Internet- and Telecom-related operating subsidiaries, Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). These two Subsidiaries are classified as discontinued operations in the financial statements of the Company.

      KPN Telecom BV ("KPN") owned approximately 43.54% of the outstanding shares of common stock of Euroweb as of December 31, 2004. On January 28, 2005, KPN entered into a Stock Purchase Agreement whereby it sold to CORCYRA d.o.o., a Croatian company ("CORCYRA"), 289,855 shares of Euroweb common stock for US $1,000,000 on February 1, 2005 and has also agreed to sell its remaining 2,036,188 shares of Euroweb common stock on or prior to April 30, 2006. As of December 31, 2005, KPN owned 35.20% of the outstanding shares of common stock of Euroweb.


EUROWEB STRATEGY

      The Company's business has shown continued revenue growth (taking into account revenue from continuing and discontined operations) since it entered the Internet field in January 1997. The Company commenced a consolidation strategy in various Central and Eastern European countries as follows:

o In Hungary the Company acquired three Internet and telecommunications companies in 1997 that were eventually consolidated and named Euroweb Internet Szolgaltato Rt. The Company acquired Freestart Kft ("Freestart") in 2003 and Elender Rt. "Elender") in 2004, which were subsequently merged with Euroweb Hungary. The Company also acquired Navigator Informatika Rt. in Hungary in 2005;

o In Romania, the Company acquired two Internet and telecommunications companies in 2000 that were eventually consolidated and named Euroweb Romania;

o In Slovakia the Company acquired four Internet and telecommunications companies from 1999 to 2000, that were eventually consolidated and named Euroweb Slovakia; and

o     In  the  Czech   Republic   the  Company   acquired   two   Internet   and
      telecommunications companies during 1999 and 2000 that were eventually consolidated and named Euroweb Czech Republic.

      This active and successful merger and acquisition approach, which was implemented over the last few years, is discussed in detail under the heading History of Acquisitions and Dispositions, below.

      In 2004, management recognized that the leased line market for an Internet service provider ("ISP") has a limited ability to generate profit. The expectation that the Company's core Internet business is likely to become more and more difficult to grow without its own infrastructure led Euroweb to decide to move into a new and fresh market.

      In 2004, the Company commenced this strategy with the sale of its Internet service assets located in the Czech Republic and Slovakia. The disposition of Euroweb Hungary and Romania, which are engaged in the business of providing Internet service in Hungary and Romania, respectively, will be the culmination of the Company's decision to move out of its Internet service market. The Company expects to close the sale of Euroweb Hungary and Romania during the second quarter of 2006 however it cannot provide any guarantees that such sale will close.

      The acquisition of Navigator was a key element in redirecting Euroweb into new markets. The closing of the sale of Euroweb Hungary and Euroweb Romania will allow the Company to redeploy capital to acquire additional assets in IT space and other unidentified industries that the Company deems profitable, as well as focus its expertise in the area of IT outsourcing in Central and Eastern Europe. If the opportunity presents itself, the Company will consider implementing its consolidation strategy with its remaining subsidiary and any other business that it enters. However, the Company does not presently have any plans, proposals or arrangements to redeploy its capital or engage in any specific acquisitions. The Company has not yet identified any additional specific industries in which to invest.

      Rather than servicing individual users, the Company focuses its efforts on business users and seeks to satisfy their IT outsource service needs with high quality and reliable service. In addition to Central Europe, the Company seeks opportunities in the United States, provided that they consist of certain parameters, which are deemed to be potentially lucrative for the Company.

HISTORY OF ACQUISITIONS AND DISPOSITIONS

      Euroweb entered the ISP market in Central Europe through various acquisitions of companies in that area over the past eight years. In 2005, the scope of activity was changed by the acquisition of Navigator, which is active in the IT services industry and the decision to sell the Company's operations in the ISP market.

      Hungary

      On January 2, 1997, the Euroweb acquired all of the outstanding stock of three Hungarian ISPs for a total purchase price of approximately $1,785,000, consisting of 28,800 shares of common stock of the Company and $1,425,000 in cash (collectively, the "1997 Acquisitions"). The 1997 Acquisitions included the following:

o Eunet (Hungary Ltd.) for a total cash cost of $1,000,000, and an assumption of $128,000 in liabilities;
o E-Net Hungary Telecommunications and Multimedia for a total cash cost of $200,000 and $150,000 in stock (12,000 shares); and
o MS Telecom Rt. for a total cash cost of $225,000 and $210,000 in stock (16,800 shares).

      Thereafter in 1997, the three Hungarian companies were combined and merged into a new Hungarian entity, Euroweb Hungary. On November 22, 1998, the Company sold 51% of the outstanding shares of Euroweb Hungary to Pantel Rt. ("Pantel") for $2,200,000 in cash and an agreement to increase the share capital of Euroweb Hungary by $300,000 without changing the ownership ratio. In February 2004, the Company acquired the 51% of Euroweb Hungary that it had sold to Pantel. Euroweb Hungary is presented as a discontinued operation in the financial statements for all periods presented due to the proposed sale of Euroweb Hungary to Invitel Tavkozlesi Szolgaltato Rt. ("Invitel") . The consideration paid by the Company for the 51% interest comprised EUR 1,650,000 ($2,105,000) in cash and a guarantee that Euroweb Hungary will purchase at least HUF 600 million (approximately $3,000,000) worth of services from Pantel Rt. in each of the three years ending December 31, 2006. In each of 2003 and 2004, Euroweb Hungary and subsidiaries purchased in excess of HUF 700 million (approximately $3,500,000) in services from Pantel. In the event that Euroweb Hungary and its subsidiaries do not satisfy this commitment, Pantel may charge a penalty equal to 25% of the commitment amount less any services purchased.

      On June 9, 2004, the Company acquired all of the outstanding shares of Elender, an ISP located in Hungary that provides internet access to the corporate and institutional (public) sector and, amongst others, 2,300 schools in Hungary. Consideration paid of $9,350,005 consisted of $6,500,000 in cash and 677,201 of the Company's shares of common stock, valued at $2,508,353 excluding registration cost, and $391,897 in transaction costs (consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors).

      Under the terms of this agreement, the Company has placed 248,111 unregistered shares of newly issued (in the name of the Company) common stock with an escrow agent as security for approximately $1.5 million loans payable to former shareholders of Elender. The shares will be returned to the Company from escrow once the outstanding loans have been fully repaid. However, if there is a default on the outstanding loan, then the shares will be issued to the other party and the Company is then obliged to register the shares. As of December 31, 2005, the Company had repaid all of the loans that were outstanding. In January 2006, the Company acquired and subsequently cancelled the shares that were put into escrow.

      On October 7, 2005, the Company acquired all of the outstanding shares of Navigator, a Hungary-based provider of IT outsourcing, applications development and IT consulting services. Consideration paid of $10,760,772 consisted of $8,500,000 in cash and 441,566 shares of Euroweb common stock valued at $1,752,134 excluding registration cost, and $508,638 in transaction costs (consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors).

      On December 19, 2005, Euroweb entered into a share purchase agreement with Invitel for the sale of Euroweb Hungary and Euroweb Romania. The purchase price for the subsidiaries specified in the share purchase agreement is $30,000,000. 98% of the purchase price, or $29,400,000, is payable at closing and the remaining 2% is payable upon delivery of a certificate prepared by an independent auditor identifying the net indebtedness of the two subsidiaries, which are required to be debt free. As part of the closing, $6,000,000 from the cash proceeds will be paid by Euroweb International to Euroweb Hungary in exchange for the 85% ownership of Navigator currently held by Euroweb Hungary. This amount will be used by Euroweb Hungary for repayment of $6,000,000 bank loan obtained for the acquisition of Navigator. The closing of the sale of Euroweb Hungary and Euroweb Romania is subject to approval of the competition office in Hungary, the buy-out of 85% ownership of Navigator from Euroweb Hungary by Euroweb International Corporation and approval of the shareholders of Euroweb. Euroweb Hungary and Euroweb Romania are classified as discontinued operations for all periods presented in the financial statements of the Company.

      Romania

      On May 19, 2000, the Company purchased all of the Internet related assets of Sumitkom Rokura, S.R.L. an ISP in Romania, for $1,561,125 in cash. The acquisition has been accounted for as an asset purchase with a value of $1,150,000 being assigned to customer lists acquired.

      On June 14, 2000, the Company acquired all of the outstanding shares of capital stock of Mediator S.A., an ISP in Romania for $2,040,000 in cash and the assumption of a $540,000 liability to the former owner payable in annual installments of $180,000 commencing on June 1, 2001. Goodwill arising on this purchase was $2,455,223. Immediately after the purchase, the name of this company was changed to Euroweb Romania. This acquisition was effective as of July 1, 2000.

      Czech Republic

      On June 11, 1999, the Company acquired all of the participating interests of Luko CzechNet, an ISP in the Czech Republic, for a total cost of $1,862,154, including 90,000 shares of the Company's common stock and 50,000 options valued at $2.00 per share; the balance paid in cash. This acquisition was effective as of June 1, 1999.

      On August 25, 2000, the Company, through its subsidiary, Luko Czech, acquired all of the outstanding capital stock of Stand s.r.o., an ISP in the Czech Republic, for $280,735 in cash. Stand s.r.o. was merged into Luko Czech under the name of Euroweb Czech Republic. This acquisition was effective as of September 1, 2000.

      On December 16, 2004, the Company sold all of its shares in its wholly-owned subsidiary, Euroweb Czech for cash of $500,000. Additionally, as a part of the transaction, the Company forgave $400,000 of loans receivable from Euroweb Czech.

      Slovakia

      On July 15, 1999, the Company acquired all of the outstanding shares of capital stock of EUnet Slovakia, an ISP in the Slovak Republic, for a total cost of $813,299 including 47,408 shares of the Company's common stock valued at $400,005 issued August 9, 1999; the balance was paid in cash. This acquisition was effective as of August 1, 1999.

      The Company made another acquisition of a Slovak ISP on July 15, 1999 with the purchase of 70% of the outstanding shares of Dodo s.r.o.'s subsidiary, R-Net, for a total cost of $630,234, including 29,091 shares of the Company's common stock valued at $200,000 issued August 13, 1999; the balance was paid in cash. This acquisition was effective as of August 1, 1999.

      On September 23, 1999 and November 16, 1999, the Company acquired from Slavia Capital o.c.p., a.s. 70% and 30%, respectively, of the issued and outstanding stock of Global Network Services a.s.c., a Slovakian corporation providing Internet service primarily to businesses located in Bratislava and other major cities in Slovakia for a total purchase price of $1,633,051, including 71,114 shares of the Company's common stock valued at $499,929 issued on September 23, 1999; the balance was paid in cash. The acquisition of 70% of Global Network Services a.s.c. was effective as of October 1, 1999.

      On April 21, 2000, the Company acquired all of the outstanding capital stock of Isternet SR, s.r.o., an ISP in the Slovak Republic, for $1,029,299 in cash. Goodwill arising on this purchase was $945,200. This acquisition was effective May 1, 2000.

      On May 22, 2000, the Company acquired the remaining 30% of R-Net (the initial 70% being acquired in 1999) for $355,810 in cash. Goodwill arising on this purchase was $357,565.

      All of the Company's Slovakian operations were then merged into one company under the name of Euroweb Slovakia. On April 15, 2005, Euroweb sold 100% of its interest in its wholly-owned subsidiary Euroweb Slovakia to DanubiaTel a.s. The purchase price was $2,700,000.

      Euroweb Czech Republic, Euroweb Hungary, Euroweb Slovakia and Euroweb Romania are classified as discontinued operations in the Company's financial statements for all periods presented.

      Stock issued to KPN Telecom B.V.

      On February 11, 2000, a special meeting of the Company's shareholders approved the issuance and sale by the Company to KPN, of 2,057,348 shares at $7.90 per share and rights to shares equal to all other outstanding warrants, options and other securities at $6.90 per share. At closing, KPN exercised its option to purchase 303,362 shares at $6.90 per share in addition to the 2,057,348 shares at $7.90 per share. These transactions gave KPN control of 51% of the Company's common stock and therefore, voting control, of the Company. This transaction provided the Company with more than $18,000,000 in capital to fund future acquisitions.

PRODUCTS AND SERVICES

      Since Euroweb Hungary and Euroweb Romania are presented as discontinued operations, these Internet- and telecom- related activities are not included in the discussion below.

      Navigator operates through its wholly owned subsidiaries, Navigator Info Kft. and Navigator Engineering Kft. and is engaged in information technology outsourcing, applications development and information technology consulting services, primarily in the Hungarian market. Navigator's client base includes primarily large organizations both in the corporate and institutional (public) sector.

      The revenues of Navigator are generated from recurring services, from project-based one-time services and from the sale of IT devices. Navigator provides IT services in the following fields, according to client demands:

o Full service IT System operation (alias: Complete IT outsourcing), comprising full service support and maintenance with a cost-effective and competitive service desk system, call center, hotline support and remote troubleshooting

o     IT  system   implementation   and  IT   project   management,   including:
      consultancy,  system design,  development and implementation and training;
      and

o     Sale of IT devices

CUSTOMERS

      The Company, through its Navigator subsidiary, serves more than 3,500 users, close to 100 companies, government institutes, mid-sized and large corporations. The customers are local and national businesses and professionals, including telecommunication carriers and multinational corporations. However, 27% of the consolidated sales revenue of $1,964,998 in the period from October 7, 2005 to December 31, 2005 is derived from one customer, which was a former owner of Navigator. 83% of the consolidated sales revenue for the period October 7, 2005 to December 31, 2005 was generated from the four most significant customers of the Company.

ORGANIZATION

Project management

      Navigator employs approximately five people in project management, who are mainly responsible for bid-management and operations service management activities. Their main task involves creating business offers and interaction with IT System operation departments within the Company.

Operations and maintenance

      Navigator employs approximately 50 people in operations and maintenance, who are mainly responsible for client and servers support activities. Their main task involves full service client support, server hosting and close interaction with bid-management departments within the company.

Sales and Marketing

      Navigator employs approximately three people in sales and one person in marketing. To date, Navigator has sold its IT oursource products and services primarily through direct personal and telephone contact. The sales force works closely with the bid-management group, which is responsible for installations at multiple sites, support and technical consulting services.

EMPLOYEES

The Company employs a total of 85 employees, who are full-time employees as of December 31, 2005. The Company's employees are not represented by any labor organization.

GOVERNMENT REGULATIONS

Euroweb is not currently subject to direct government regulation other than laws and regulations applicable to businesses generally. There are specific industry laws that may apply to the local subsidiaries in the field of IT services. However, it is likely that new laws and regulations involving the provision of IT outsourcing and consultancy services will be adopted at the local, state, national or international levels covering issues such as user privacy, freedom of expression, pricing of products and services, taxation and information security.

ITEM 2. DESCRIPTION OF PROPERTIES

      The following table lists the office space that the Company leases from unaffiliated persons:

                                                                                         Rent
                                                                                        Amount/
     Lessee             Address of Property             Primary Use        Sq. feet      Month    Lease Terms
---------------     --------------------------    ---------------------    --------    ----------    -------------
Navigator           1095 Budapest, Mariassy       General operation         15,140     EUR 18,500       5 years
Informatika Rt.     utca 5-7. Hungary                                                                     from
                                                                                                        December
                                                                                                        15, 2005

                                                                                                           non-
                                                                                                       cancelable


Euroweb Hungary     Vaci ut 141.                  stockholder relations,    18,000     EUR 27,000       December
                    H-1138                        general executive,                                    31, 2008

                    Budapest, Hungary             general operation                                        non-
                                                                                                       cancelable


Euroweb Romania     Lipscani 102 Street, 3rd      general operations         4,951         $9,300       April 15,
                    Floor, NOUVEAU CENTER,                                                                2006
                    Sector 3 Bucharest,
                    Romania                                                                              4 months
                                                                                                          notice

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2005.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's common stock is traded on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "EWEB".

      The following table sets forth the high and low bid prices for the Company's common stock during the periods indicated as reported by Nasdaq.

                                                       HIGH ($)         LOW ($)
                                                       --------         -------
QUARTER ENDING:

2004
March 31, 2004                                           7.45             3.70
June 30, 2004                                            6.20             3.25
September 30, 2004                                       3.74             2.13
December 31, 2004                                        5.56             2.40


2005
March 31, 2005                                           4.03             2.93
June 30, 2005                                            4.89             2.81
September 30, 2005                                       4.73             2.97
December 31, 2005                                        4.52             3.10

      On March 24, 2006 the closing bid price on the Nasdaq for the Company's common stock was $3.36.

HOLDERS OF COMMON STOCK

      As of March 24, 2006, the Company had 5,843,067 shares of common stock outstanding and 104 shareholders of record. The Company was advised by its transfer agent, the American Stock Transfer & Trust Company, that according to a search made, the Company has approximately 6,153 beneficial owners who hold their shares in street names.

DIVIDENDS

      It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.



EQUITY COMPENSATION PLANS

                      Number of shares    Weighted-average    Number of shares
                     to be issued upon     exercise price    remaining available
                        exercise of        of outstanding   for future issuance
                     outstanding options    options and         under equity
   Plan Category        and warrants          warrants       compensation plans
------------------   -------------------  ----------------  --------------------
Approved by                     605,000             $4.20              195,000
  security holders

Not approved by
  security holders              183,330             $4.13                    -
------------------   -------------------  ----------------  --------------------
Total                           788,330             $4.18              195,000
==================   ===================  ================  ====================

      The equity compensation plans are discussed in Note 14 of the 2005 Consolidated Financial Statements.

SALE OF SECURITIES THAT WERE NOT REGISTERED UNDER THE SECURITIES ACT OF 1933

      The Company did not sell any securities that were not registered under the Securities Act of 1933 during the year ended December 31, 2005 that have not been previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company operates in Hungary and Romania, through its subsidiaries Euroweb Hungary, Navigator and Euroweb Romania. Euroweb Hungary and Euroweb
Romania are currently held for sale and are classified as discontinued operations for all periods presented in the Company's financial statements.

      On December 16, 2004, the Company disposed of Euroweb Czech Republic for $500,000 and no longer has operations in the Czech Republic. On April 15, 2005, the Company disposed of Euroweb Slovakia for cash of $2,700,000 and, as a result, has ceased operations in Slovakia.

      On December 15, 2005, the Board of Directors of the Company decided to sell 100% of its interest in Euroweb Hungary and Euroweb Romania. On December 19, 2005, the Company entered into a share purchase agreement with Invitel, a Hungarian joint stock company, to sell 100% of the Company's interest in Euroweb Hungary and Euroweb Romania, subject to various conditions including, but not limited, to shareholders' approval.

      The Company believes that the sale of Euroweb Czech and Euroweb Slovakia and the proposed sale of Euroweb Hungary and Euroweb Romania meet the criteria for presentation as discontinued operations under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.", Therefore Euroweb Czech, Euroweb Slovakia, Euroweb Hungary and Euroweb Romania are reclassified as discontinued operations in the financial statements of the Company for all periods presented.

      Through its subsidiary Navigator, the Company provides a full range of information technology outsourcing services. The IT outsourcing services provided by the Company primarily comprise IT maintenance, procurement, consultancy and related services.

      The Company's revenues come from the following three sources:

o Full service IT System operation (alias: Complete IT outsourcing), comprising full service support and maintenance with a cost-effective and competitive service desk system, call center, hotline support and remote troubleshooting

o     IT  system   implementation   and  IT   project   management,   including:
      consultancy, system design, development and implementation and training

o     Sale of IT devices

ACQUISITIONS AND DISPOSALS

(a) Acquisition of Navigator

      On October 7, 2005, the Company acquired all of the outstanding shares of Navigator, an IT outsource service provider located in Hungary. Consideration paid of $10,760,772 consisted of $8,500,000 in cash and 441,566 of the Company's common shares valued at $1,752,134 excluding registration cost, and $508,638 in transaction costs (consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors). The results of Navigator have been included in the Company's consolidated financial statements from the date of acquisition.

      In accordance with the purchase method of accounting prescribed by SFAS No. 141 "Business Combinations", the Company allocated the consideration to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. The consideration has been allocated as follows:

      Fair value of Navigator's recorded assets acquired and
       liabilities assumed                                         $   (325,055)
      Identified intangibles - customer contracts                     3,494,231
      Deferred tax liabilities                                         (559,076)
      Excess purchase price over allocation to identifiable
       assets and liabilities (Goodwill)                              8,150,672
                                                                  -------------
      Total consideration                                          $ 10,760,772
                                                                   ============

      In performing this purchase price allocation of acquired intangible assets, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of Navigator's services, among other factors. Acquired identifiable intangible assets obtained in the Company's acquisition of Navigator relate to customer contracts which are being amortized over estimated useful lives of 1-4 years.

      The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired was assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill will not be amortized but will be tested for impairment at least annually.

      Although the former owners of Navigator received shares of common stock of the Company, each of the former owners of Navigator currently holds less than 10% of the outstanding shares of common stock in the Company. Therefore, they are not considered related parties and those transactions are shown as third party transactions in the accompanying consolidated financial statements of the Company.

(b) Disposal of Euroweb Slovakia

      On April 15, 2005, the Company disposed of Euroweb Slovakia a.s. ("Euroweb Slovakia") for cash of $2,700,000 and, as a result, has ceased operations in Slovakia.

CRITICAL ACCOUNTING ESTIMATES

      Our  discussion  and analysis of our  financial  condition  and results of operations are based upon our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions for a number of reasons. Our accounting policies are stated in Note 2 to the 2005 Consolidated Financial Statements. We identified the following accounting policies as critical to understanding the results of operations and representative of the more significant judgments and estimates used in the preparation of the consolidated financial statements: impairment of goodwill, allowance for doubtful accounts, acquisition related assets and liabilities, accounting of income taxes.

      Impairment of goodwill and other intangible assets: SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not to be amortized, but instead tested for impairment at least annually and at other times when facts or circumstances indicate that the recorded amount of goodwill may be impaired. If this review indicates that goodwill is not recoverable, the Company's carrying value of the goodwill is reduced by the estimated shortfall. The Company has compared the carrying value of Navigator with the estimated fair value of the business operations and determined that goodwill recorded as of October 7, 2005 was not impaired. We cannot assure that there will be no future events or changes in cash flow estimates or other circumstance, which may significantly change the carrying value of goodwill.

      Allowance for Doubtful Accounts: We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable when collection becomes doubtful. We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and our reported net loss. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the impact will be included in the tax provision in the statement of operations. So far, we have not experienced material differences in credit losses comparing to allowances. An increase of the valuation allowance by 1% of the outstanding receivable as of December 31, 2005 would result in a $17,403 reduction of the Company's net income for the year then ended.


      Acquisition Related Assets and Liabilities: Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets in business acquisitions that we have completed, we believe that the recording of acquired assets and liabilities is a critical accounting policy. Any decrease in useful life of the assets or necessary impairment may result reduction of Company's result through higher amount of amortization, depreciation of assets or impairment charge. The maximum exposure of such an effect is $3,132,300, which is the net value of those assets as of December 31, 2005

      Accounting for Income Taxes: We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. In addition, tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures related thereto. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the impact will be included in the tax provision in the statement of operations.

COMMITMENTS AND CONTINGENCIES

      The Company's  subsidiaries  have entered into various  capital leases for
vehicles  and  internet  equipment,   as  well  as  non-cancelable   operational
agreements for office premises.

      On April 6, 2005, Navigator entered into a long-term loan agreement with Commerzbank Bank Rt (the "Bank") for HUF 201,250,000 (approximately $942,270 using December 31, 2005 exchange rate), with an interest rate of three month BUBOR +2.5%. Approximately $740,354 was outstanding at December 31, 2005. The loan is repayable in 14 quarterly instalments of HUF 14,375,000 (approximately $67,300) plus quarterly interest starting on May 31, 2005. The shares of Navigator were pledged as collateral for this loan, as well as a general lien established on all of the assets of the Company.

      In addition to the long-term loan agreement, Navigator also entered into an overdraft facility for unlimited period of time with 30 days termination period with the Bank for HUF 130,000,000 (approximately $608,671) on July 20, 2005. Approximately $325,409 was outstanding at December 31, 2005

      Additionally, on September 1, 2005, Navigator entered into a two-month loan facility agreement with the Bank for approximately $140,462 (HUF 30,000,000) to fund working capital. The Company did not utilize these funds under this agreement as of December 31, 2005. The contract was extended to March 31, 2006.

      The Company entered into a six-year agreement with its Chief Executive Officer and Director, Csaba Toro on October 18, 1999, which commenced January 1, 2000, and provided for an annual compensation of $96,000. The agreement was amended in 2004 and 2005. The amended agreement provides for an annual salary of $200,000 and a bonus of up to $150,000 in 2005, and an annual salary of $200,000 and a bonus of up to $150,000 in 2006, 2007 and 2008, as well as an annual car allowance of $30,000 for the same period.

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

      In February 2004, the Company purchased the remaining 51% of Euroweb Hungary from Pantel. The consideration paid by the Company for the 51% interest consisted of EUR 1,650,000 ($2,105,000) in cash, and a purchase commitment that Euroweb Hungary will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel in each year from 2004 to 2006. In the event that Euroweb Hungary and its subsidiaries do not satisfy this commitment, Pantel may charge a penalty equal to 25% of the commitment amount less any services purchased. Purchases in 2004 and 2005 exceeded this amount. From the date of acquisition of Euroweb Hungary by Invitel, any claim arising from this commitment will be payable by Invitel.

The following table summarizes the commitments described above:

                                                                            After
Contractual Cash Obligations           2006      2007     2008     2009     2009
----------------------------------- ---------- -------- -------- -------- --------
Capital leases                      $   24,675     -        -        -        -
----------------------------------- ---------- -------- -------- -------- --------
Operational leases                  $  278,408 $278,408 $278,408 $278,408 $266,807
----------------------------------- ---------- -------- -------- -------- --------
Employment agreements (1)           $  200,000 $200,000 $200,000     -        -
----------------------------------- ---------- -------- -------- -------- --------
Purchase commitment                 $3,000,000     -        -        -        -
----------------------------------- ---------- -------- -------- -------- --------
Bank overdraft                      $  325,409     -        -        -        -
----------------------------------- ---------- -------- -------- -------- --------
Bank loan payable                   $  269,220 $269,220 $201,914     -        -
----------------------------------- ---------- -------- -------- -------- --------
Total Contractual Cash Obligations  $4,097,712 $747,628 $680,322 $278,408 $266,807
----------------------------------- ---------- -------- -------- -------- --------

(1) Csaba Toro's (CEO) yearly base salary without bonus


      On or before the date of closing of the sale of Euroweb Hungary and Euroweb Romania to Invitel, Euroweb International will purchase 85% ownership of Navigator representing a purchase obligation in a value of $6,000,000 in cash. At the date of closing at the latest, Euroweb Hungary has to settle all of its bank loans including the $6,000,000 Commerzbank loan obtained for the acquisition of Navigator.

      Due to the Company's strategy of aggressive acquisition, the Company may seek to incur additional material debts, which are not reflected in the table above.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

      Due to the acquisition of Navigator Informatika Rt. on October 7, 2005 and the discontinued operation presentation of Euroweb Hungary, Euroweb Romania, Euroweb Slovakia and Euroweb Czech, the profit and loss statements for the year ended December 31, 2005 and 2004 are not comparable. The financial figures for 2004 only show the corporate expenses of the Company's legal entity registered in the State of Delaware, while Navigator is only consolidated from October 7, 2005.


Year ended December 31,                                       2005        2004
                                                          -----------  ---------
     Total Revenues                                       $ 1,964,998  $       0

      The revenue increase reflects the consolidation of Navigator from October 7, 2005.

Cost of revenues (excluding depreciation and amortization)

      The  following   table   summarizes   our  cost  of  revenues   (excluding
depreciation and amortization) for the year ended December 31, 2005 and 2004:

Year ended December 31,                                       2005        2004
                                                          -----------  ---------
     Total cost of revenues                               $   511,658  $       0

      Cost of revenues (excluding depreciation and amortization) principally comprises cost of fixed assets sold during the course of IT outsourcing projects, cost of materials required to perform IT outsourcing activities and cost of project-dedicated sub-contractors consolidated from October 7, 2005.

Compensation and related costs

      The following table summarizes our compensation and related costs for the year ended December 31, 2005 and 2004:

Year ended December 31,                                       2005        2004
                                                          -----------  ---------
     Compensation and related costs                       $ 1,054,342  $ 361,809

      Overall compensation and related costs increased by 291% (approximately $693,000) due mainly to the following factors: increase due to acquisition of Navigator in October 2005 (estimated at approximately $495,000) and compensation for the new president.

Consulting, director and professional fees

      The following table summarizes our consulting and professional fees for the year ended December 31, 2005 and 2004:

Year ended December 31,                                       2005        2004
                                                          -----------  ---------
      Consulting, director and professional fees          $ 1,396,096  $ 463,549

      Overall consulting, director and professional fees increased by 301% (approximately $933,000) due mainly to the following factors: increase due to acquisition of Navigator in October 2005 (estimated at approximately $384,000) and the remaining increase of $549,000 is due to increased cost of several consultants, investment bankers, advisors, accounting and lawyers fee in relation with the acquisition and disposal activity of the company during the year as well as compensation charge of warrants issued during 2005.

Other selling, general and administrative expenses

      The  following   table   summarizes   our  other   selling,   general  and
administrative expenses for the year ended December 31, 2005 and 2004:

Year ended December 31,                                       2005        2004
                                                          -----------  ---------
      Other selling, general and administrative expenses  $   703,770  $ 454,514

      Overall other selling, general and administrative expenses increased by 155% (approximately $249,000) mainly due to the acquisition of Navigator in October 2005.

Depreciation and amortization

      The following table summarizes our depreciation and amortization for the year ended December 31, 2005 and 2004:

Year ended December 31,                                       2005        2004
                                                          -----------  ---------
      Depreciation                                        $   147,547  $   2,048
      Amortization of intangibles                         $   361,931          -
        Total depreciation and  amortization              $   509,478  $   2,048

      Depreciation has increased by $147,547 in the year ended December 31, 2005 compared to the same period in 2004. The increase can be attributed exclusively to the acquisition of Navigator.

      Amortization of intangibles of $361,931 in 2005 relates to certain customer contracts of Navigator, which were recognized as intangible assets upon acquisition.

Net interest income

      The following table summarizes our net interest income for the year ended December 31, 2005 and 2004:

Year ended December 31,                                       2005        2004
                                                          -----------  ---------
      Interest income                                     $     2,512  $  49,154
      Interest expense                                    $   (38,240)         -
        Net interest (expense) income                     $   (35,728) $  49,154

      The decrease in net interest income is due to the fact that (i) less interest-generating funds were available in this period than in the same period of the previous year because funds were disbursed in connection with acquisition of Navigator in 2005 (ii) the effective interest rate on these investments has decreased over the periods in question (iii) securities expired on February 15, 2004, without new investments being made due to cash being needed to fund acquisitions in 2004, and (iv) consolidation of Navigator and the loan liability of Navigator has increased interest expense by more than $38,000 due to loans outstanding, and consequently have reduced net interest income.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2005, our cash, cash equivalents and marketable securities were approximately $1.6 million, a decrease of approximately $0.8 million from the end of fiscal year 2004. Despite of increased cash flow from operations and sale of Euroweb Slovakia in 2005, the acquisition of Navigator, increased capital expenditures of subsidiaries and the repayment of notes payable and bank loans contributed mainly to the decrease of cash in 2005.

      Cash flow from operations in fiscal 2005 was $4.2 million, an increase of 53% from fiscal 2004. The change is due to the increased profitability and cash flow generation ability of Euroweb Hungary and Euroweb Romania.

      Cash used in investing activities in 2005 was $8.9 million due to the following three factors: (i) positive effect of sale of Euroweb Slovakia - $2.7 million (ii) acquisition of Navigator - $9, million and (iii) capital expenditures - $2.6 million. In 2004, net cash provided by investing activities was $1.4 million despite the acquisition of Elender and 51% of Euroweb Hungary for altogether $9 million and capital expenditure of $1.7 million primary due to the over $11 million in cash invested into US Government Securities, which matured in February 2004 and originated from capital injections by KPN in previous years.

      Cash  provided  by  financing  activities  in 2005  was  approximately  $4 million. From this amount is $4.2 million from discontinued operations consisting of $6 million loan received from Commerzbank to acquire Navigator offset by $1.8 million for repayment of bank and Pantel loans, notes and principal payments under capital leases. The remaining $0.2 million cash used is in connection with Navigator loan repayments and payments under capital lease obligations of continued operation. In 2004, all of the Company's cash used in financing activities related to discontinued operations, comprising $2.2 million for repayment of bank and Pantel loans, notes and principal payments under capital leases in connection with Euroweb Hungary and Euroweb Romania.

      The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months if the Company completes the sale of Euroweb Hungary and Euroweb Romania. Unsuccessful disposition of these or one of the subsidiries and an associated potential penalty of EUR 400,000 may lead to liquidity difficulties without further capital raising or additional indebtedness.

      In the event the Company makes future acquisitions in Central and Eastern Europe, the excess cash on hand, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may consider the sale of non-strategic assets or subsidiaries.

INFLATION AND FOREIGN CURRENCY

      The Company maintains its books in local currencies: Hungarian Forint for Hungary and the Romanian Lei for Euroweb Romania.

      The Company's operations are primary outside of the United States through its wholly owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

      The translation of the Company's subsidiaries forint denominated balance sheets into U.S. dollars, as of December 31, 2005, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 180.29 as of December 31, 2004, to 213.58 as of December 31, 2005, an approximate 16% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the years ended December 31, 2005 and 2004 were 199.42, 202.74, respectively.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. SFAS 123(R) is effective for the Company as of January 1, 2006. The Company is currently assessing the impact SFAS 123(R) will have on its financial statements.

      In December 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" ("ARB 43") to eliminate the "so abnormal" criterion in ARB 43 and requires companies to recognize abnormal freight, handling costs, and amounts of wasted material (spoilage) as current-period charges. Additionally, SFAS 151 clarifies that fixed production overhead cost should be allocated to inventory based on the normal capacity of the production facility. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company is currently assessing the impact SFAS 151 may have on its financial statements and is not expected to have a material impact on our financial statements.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement applies to all voluntary changes in accounting principle and changes resulting from adoption of a new accounting pronouncement that does not specify transition requirements. SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. SFAS 154 is effective for the Company as of January 1, 2006 and is not expected to have a material impact on financial statements.

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140"
("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for the Company for all financial instruments acquired or issued after January 1, 2007 and is not expected to have a material impact on the Company's financial statements.

RISK FACTORS

      The Company is subject to certain risk factors due to the industry in which it competes and the nature of its operations. Theses risks include the following:

WE HAVE INCURRED NET LOSSES FOR THE PRIOR PERIODS AND WE WILL AGAIN INCUR NET LOSSES IF WE ARE UNABLE TO GENERATE SUFFICIENT REVENUE AND CONTROL COSTS.

      We incurred net losses from continuing operations of $2,018,166 for the year ended December 31, 2005 and $1,402,766 for the year ended December 31, 2004. We may not achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Our future performance is dependent upon the successful development and marketing of our services and products and additional acquisition about which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations.

WE COULD INCUR MATERIAL ADDITIONAL EXPENSES, WHICH COULD REDUCE OUR GROSS MARGINS OR INCREASE OPERATING LOSSES, IF THE IT SERVICE INDUSTRY BECOMES SUBJECT TO ADDITIONAL REGULATIONS.

      The IT service industry is not currently subject to direct regulation other than regulation applicable to businesses generally. However, changes in the regulatory environment relating to the IT industries could have an effect on our business, which may be materially adverse to our interests. Additionally, legislative proposals from international, federal, state and foreign governmental bodies in the areas of content regulation, intellectual property, privacy rights and tax issues, could impose additional regulations and obligations upon all online service and content providers, which may be materially adverse to our interests. We cannot predict the likelihood that any such legislation be introduced, nor the financial impact, if any, of the resulting regulation.

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

OUR WHOLLY OWNED SUBSIDIARY, NAVIGATOR, IS HIGHLY DEPENDENT ON FOUR CUSTOMERS. IF THESE COMPANIES WERE TO TERMINATE OUR RELATIONSHIP, OUR RESULTS FROM OPERATIONS WOULD BE MATERIALLY IMPACTED.

      27% of the consolidated sales revenue in the year ended December 31, 2005 is derived from one customer, which was a former owner of Navigator Rt. 83% of the consolidated sales revenue for the year ended December 31, 2005 was generated from the four most significant customers of the Company.

INCREASED COMPETITION IN THE IT OUTSOURCE SERVICE INDUSTRY MAY MAKE IT DIFFICULT FOR OUR COMPANY TO ATTRACT AND RETAIN CUSTOMERS AND TO MAINTAIN CURRENT PRICING LEVELS.

      The market for IT outsource products and services is intensely competitive. The Company expects competition to persist, intensify and increase in the future. Such competition could materially adversely affect the Company's business, operating results or financial condition.

      The main competitors of Navigator are coming from different segments of market, depending on the size of the targeted customers. Therefore, the competitors of Navigator are the following:

o     Large accounts, corporate enterprises segment:

      o     T-Systems Hungary, subsidiary of the incumbent telecom operator

      o     EDS Magyarorszag

      o     HP Hungary

o     Medium size enterprises segment:

      o     IBM Hungary

      o     KFKI Group

      o     Synergon

      o     British Telecom Hungary

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

      OTHER RISK FACTORS AFFECTING SHAREHOLDERS/INVESTORS

      Possible Future Capital Needs.

      The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months if the Company completes the sale of Euroweb Hungary and Euroweb Romania. In case of unsuccessful disposition of these subsidiries may lead to financial difficulties, which will partly due to the potention penalty of EUR 400,000. If the disposal is completed, the Company has no definitive plans for acquisitions at this time, the Company may have future acquisitions that could potentially exceed available funds. Therefore, the Company may need to raise additional funds in order to support more rapid expansion, acquire complementary businesses or technologies or take advantage of unanticipated opportunities through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products or take advantage of future opportunities either of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 7. FINANCIAL STATEMENTS.

      Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1

ITEM 8. CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

      On April 15, 2005, the Company was notified by KPMG Hungaria Kft. ("KPMG"), its independent public accountants, that it was declining to stand for re-election as the Company's auditor for the year ended December 31, 2005. Further, on April 15, 2005, the Company engaged Deloitte Kft. ("Deloitte") as its principal independent accountant. This decision to engage Deloitte was taken upon the unanimous approval of the Board of Directors of the Company and was approved by the shareholders meeting held on June 2, 2005.

      During the fiscal year ended December 31, 2004 and through April 15, 2005,
(i) there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the matter in its reports on the Company's financial statements, and (ii) KPMG's report on the Company's financial statements did not contain any adverse opinion, disclaimer of opinion, or modification or qualification of opinion. During the fiscal year ended December 31, 2004 and through April 15, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

      As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive
Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls in the quarter ended December 31, 2005 that materially affected or are reasonably likely to materially affect the Company's internal controls.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth certain information regarding the executive officers and directors of the Company as of March 24, 2006

    NAME               AGE         POSITION WITH COMPANY
-------------          ---         --------------------------------------------
Csaba Toro              40         Chief Executive Officer, Director, Treasurer
Moshe Schnapp           43         President and Director
Stewart Reich           61         Director, Board Chairman, Audit and
                                    Compensation Committees Chairman
Gabor Ormosy            36         Director
Ilan Kenig              45         Director, Audit and Compensation
                                    Committee's member
Yossi Attia             44         Director, Audit and Compensation
                                    Committee's member

      CSABA TORO, age 40, Chief Executive Officer of the Company since June 2002, has been with the Company since September 1998 in various other positions. During 2001 and 2002, Mr. Toro held the positions of COO and CEO in Pantel Rt. He resigned as CEO of Pantel Rt. as of March 2003. From 1997 to 1999, Mr. Toro was managing director of the Companyi-s Hungarian subsidiary. Prior thereto, since 1994, he was managing director of ENET Kft., which was acquired by the Company in 1997.

      MOSHE SCHNAPP, age 43, President and director of the Company since April 15, 2005 has worked in the construction and development industry for over fifteen years. Mr. Schnapp background covers all aspect of financial planning with project development, including, but not limited to, statistical research and analysis as applied before and during the project. Mr. Schnapp has acted in publicly traded companies both as director and as officer. Mr. Schnapp has experience in project management, cost accounting and supervising marketing from a financial point of view. Mr. Schnapp received a BA in economics and accounting from Haifa University in 1987, an MBA from Tel Aviv University in 1994 and he also holds doctorate degree in philosophy and a graduate degree in commercial and industrial economy from Pacific Western University. Mr. Schnapp is a licensed Certified Public Accountant in Israel. Mr. Schnapp served as director and CFO of Engel General Contractors LTD (symbol ENGEF) and later was appointed as CEO until January 1995. He served as CEO and Director of Genesis Construction LTD (symbol GDCUF) from February 1995 until June 1999. Since October 2000 until today he has been serving as director and president of American Realty Group, Inc. a private company. Mr. Schnapp is also director and officer of: AS Holdings LLC, Speedy the Plumber Inc, Bonanza Realty Inc, Bonanza Realty LLC, Glendon Advisors Inc, Van Nuys Plaza LLC, and few other private companies.

      STEWART REICH, age 61, was Chief Executive Officer and President of Golden Telecom Inc., Russia's largest alternative voice and data service provider as well as its largest ISP, since 1997. In September 1992, Mr Reich was employed as Chief Financial Officer at UTEL (Ukraine Telecommunications), of which he was appointed President in November 1992. Prior to that Mr. Reich held various positions at a number of subsidiaries of AT&T Corp. Mr. Reich has been a director of the Company since 2002.

      GABOR ORMOSY, age 36, is CEO of Wallis Auto Holding, the largest Hungarian car dealer network. Previously he served as the Chief Financial Officer of Elender from 2002 to 2004 where he was responsible for strategic planning, controlling, treasury, accounting, administration, business development and investor relationships. From 2000 to 2002, Mr. Ormosy served as the Chief Financial Officer for Webigen Rt., which was a web developer and marketing company before merging into Elender. Prior to joining Webigen Rt., Mr. Ormosy served in the corporate finance department of CA IB Securities Ltd., Budapest where he was responsible as project manager for deal execution and valuations in mergers & acquisitions and capital market deals. Since 2002, Mr. Ormosy has also served as the President of the Board of Directors of Wallizing Rt. and as a member of the Board of Directors of Index Rt.

      YOSSI ATTIA, age 44, has been self employed as a real estate developer since 2000. Mr. Attia was appointed to the Company's Board on February 1, 2005. Prior to entering into the real estate development industry, Mr. Attia served as the Senior Vice President of Investments of Interfirst Capital from 1996 to 2000. From 1994 though 1996, Mr. Attia was a Senior Vice President of Investments with Sutro & Co. and from 1992 through 1994 Mr. Attia served as the Vice President of investments of Prudential Securities. Mr. Attia obtained a BA in economics and marketing from Haifa University in 1987 and MBA from Pepperdine University in 1995. Mr. Attia held Series 7 and 63 securities licenses from 1991 until 2002. Since October 2000 until today Mr. Attia has been the majority member of AS Holdings LLC, a holding LLC for private real estate group of companies, serving as director/manger/president of all subsidiaries of AS Holdings. Effective March 21, 2005, Mr. Attia was appointed as a member of the Audit Committee and the Compensation committee.

      ILAN KENIG, age 45, has over 20 years of management, legal, venture capital and investment banking experience with specific emphasis in the technology and telecommunications arena. Mr. Kenig was appointed to the Company's Board on February 1, 2005. Mr. Kenig joined Unity Wireless Corporation ("Unity"), a designer, developer and manufacturer of wireless systems, as Vice President of Business Development in December 2001 before assuming the position of President and CEO in April 2002. From January 1999 until December 2001, Mr. Kenig pursued international finance activities and mergers and acquisitions in New York. Mr. Kenig was a founder of a law firm in Tel-Aviv representing technology and telecommunications interests. Mr. Kenig holds a law degree from Bar-Ilan University. Effective March 21, 2005, Mr. Kenig was appointed as a member of the Audit Committee and the Compensation committee.

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

2005 BOARD MEETINGS

      In 2005, the board met four times and made two additional resolutions. No director attended less than 75% of all of the combined total meetings of the board and the committees on which they served in 2005.

BOARD COMMITTEES

AUDIT COMMITTEE

      The audit committee of the board of directors reviews the internal accounting procedures of the Company and consults with and reviews the services provided by our independent accountants. During 2005, the audit committee consisted of Messrs. Stewart Reich and Howard Cooper, both of whom are considered to be independent. The audit committee held two meetings in 2005. Mr. Reich serves as the financial expert on the Audit Committee. On March 21, 2005, Mr. Cooper resigned as a director of the Company and a member of the Audit Committee. On March 21, 2005, the Board of Directors appointed Mr. Attia and Mr. Kenig, both independent members of the board of directors, to serve as members of the Audit Committee.

COMPENSATION COMMITTEE

      The compensation committee of the board of directors i) reviews and recommends to the board the compensation and benefits of our executive officers;
ii)  administers  our stock option plans and employee  stock  purchase plan; and
iii)  establishes and reviews  general  policies  relating to  compensation  and employee benefits. In 2004, the compensation committee consisted of Messrs Cooper, Reich and Lipman. No interlocking relationships exist between the board of directors or compensation committee and the board of directors or compensation committee of any other company. During the past fiscal year the compensation committee had two meetings. On January 28, 2005, Mr. Lipman resigned as a director of the Company and a member of the Compensation Committee. On March 21, 2005, Mr. Cooper resigned as a director of the Company and a member of the Compensation Committee. On March 22, 2005, the Board of Directors appointed Mr. Attia and Mr. Kenig, both independent members of the Board of Directors,, to serve as members of the Compensation Committee.

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

      Specific due dates for such reports have been established by the Commission and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2005. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2005, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

POLICY WITH RESPECT TO SECTION 162(M)

      Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, unless an appropriate exemption applies, a tax deduction for the Company for compensation of certain executive officers named in the Summary Compensation Table will not be allowed to the extent such compensation in any taxable year exceeds $1 million. As no executive officer of the Company received compensation during 2005 approaching $1 million, and the Company does not believe that any executive officer's compensation is likely to exceed $1 million in 2005, the Company has not developed an executive compensation policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Code.

CODE OF ETHICS

      The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual and long term compensation of the Company's Chief Executive Officer and the President. The Company does not have any officer whose annual salary and bonus exceeds $100,000 as of December 31, 2005:

                               ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                        -------------------------------------   --------------------------------------
                                                   Bonus and                 Number of
                                                     Other      Restricted   Securities
                                                     Annual       Stock      Underlying     All Other
Name and                 Year Ended               Compensation   Award(s)   Options/SARs  Compensation
Principal Position      December 31,  Salary ($)      ($)          ($)          (#)            ($)
---------------------   ------------  ----------  ------------  ----------  ------------  ------------
Csaba Toro, Director,      2005       $  224,000   $   150,000          --       125,000            --
  CEO, and Treasurer       2004       $  150,000   $   100,000          --       125,000            --
                           2003       $   96,000            --          --            --            --


                               ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                        -------------------------------------   --------------------------------------
                                                   Bonus and                 Number of
                                                     Other      Restricted   Securities
                                                     Annual       Stock      Underlying     All Other
Name and                 Year Ended               Compensation   Award(s)   Options/SARs  Compensation
Principal Position      December 31,  Salary ($)      ($)          ($)          (#)            ($)
---------------------   ------------  ----------  ------------  ----------  ------------  ------------
Moshe Schnapp, Director,   2005        *$177,083            --          --            --            --
  President                2004               --            --          --            --            --
                           2003               --            --          --            --            --

* the annual salary of $177,083 was paid in form of issuance of 58,968 shares of common stock in January 2006.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

      There were other grants of Stock Options/SAR made to the named Executive and President during the fiscal year ended December 31, 2005.

AGGREGATED  OPTION/SAR  EXERCISES  IN LAST FISCAL YEAR AND  YEAR-END  OPTION/SAR
VALUES

                                                     Number of
                                                     securities    Value of the
                                                     underlying    unexercised
                                                     unexercised      in the
                                                       options     money options
                                                      /SARs at       /SARs at
                                                      FY-end (#)    FY-end ($)*

                            Shares
                          acquired on     Value      Exercisable/   Exercisable/
         Name             exercise (#) realized ($) Unexercisable  Unexercisable
------------------------ ------------- ------------ -------------- -------------
------------------------ ------------- ------------ -------------- -------------
Csaba Toro, CEO,              None         None          62,500        $0.00
  Director and Treasurer
------------------------ ------------- ------------ -------------- -------------

* Fair market value of underlying securities (calculated by subtracting the exercise price of the options from the closing price of the Company's Common Stock quoted on the Nasdaq as of December 30, 2005), which was $3.55 per share. None of Mr. Toro's options are presently in the money.


EMPLOYMENT AND MANAGEMENT AGREEMENTS

      The Company entered into a six-year agreement with its Chief Executive Officer and Director, Csaba Toro on October 18, 1999, which commenced January 1, 2000, and provided for an annual compensation of $96,000. The agreement was amended in 2004 and 2005. The amended agreement provides for an annual salary of $200,000 and a bonus of up to $150,000 in 2005, and an annual salary of $200,000 and a bonus of up to $150,000 in 2006, 2007 and 2008, as well as an annual car allowance of $30,000 for the same period.

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

      The two employment agreements mentioned above further provide that, if employment is terminated other than for willful breach by the employee, for cause or in event of a change in control of the Company, then the employee has the right to terminate the agreement. In the event of any such termination, the employee will be entitled to receive the payment due on the balance of his employment agreement.

      The Company has no pension or profit sharing plan or other contingent forms of remuneration with any officer, director, employee or consultant, although bonuses are paid to some individuals.

DIRECTOR COMPENSATION

      Directors who are also officers of the Company are not separately compensated for their services as a director. Directors who are not officers receive cash compensation for their services: $2,000 at the time of agreeing to become a Director; $2,000 for each Board Meeting attended either in person or by telephone; and $1,000 for each Audit and Compensation Committee Meeting attended either in person or by telephone. Non-employee directors are reimbursed for their expenses incurred in connection with attending meetings of the Board or any committee on which they serve and are eligible to receive awards under the Company's 2004 Incentive Plan (described below).

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of our common stock as of March 24, 2006 by (i) each person known by our company to own beneficially more than 5% of the outstanding Common Stock;
(ii) each director of our company; (iii) each officer of our company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

                                          Shares
 Name and  Address                 Beneficially Owned(1)   Percent Owned (1)
---------------------------------  ---------------------   -----------------
KPN Telecom B.V. (4)                     2,036,188               34.85%
Maanplein 5
The Hague, The Netherlands

Fleminghouse Investments Limited           522,054                8.93%
Chrysanthou Mylona 3, P.C.
3030 Limassol
Cyprus

CORCYRA d.o.o.(3)                        2,326,043               39.81%
Verudela 17
Pula Croatia 52100

Graeton Holdings Limited                   441,566                7.60%
256 Makarios Avenue,Eftapaton
Court, CY3105 Limassol, Cyprus;

Csaba Toro  (2)(5)(6)                       62,500                1.07%
1138 Budapest
Vaci ut 141.
Hungary

Stewart Reich (6)(7)                        75,000                 1,28%
18 Dorset Lane,
Bedminister, NJ 07921

Gabor Ormosy
Fleminghouse Investments Limited            25,000                     *
Chrysanthou Mylona 3, P.C. (6) (9)
3030 Limassol
Cyprus

Yossi Attia (6)(8)                          25,000                     *
1061 1/2 Spalding Ave.
West Hollywood, CA 90046

Ilan Kenig (6)(8)                           25,000                     *
7438 Fraser Park Drive
Burnaby, BC Canada V5J 5B9

Moshe Schnapp (5)(6)                        58,968                 1.01%
846 N Huntley
West Hollywood, CA 90069

All Officers and Directors as a            240,218                 4.65%
  Group (6 Persons)

*     Less than one percent

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after March 24, 2006. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 24, 2006, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Mr. Toro owns, directly or indirectly, 1.07% of the issued and outstanding shares of the Company represented by options to purchase 62,500 shares.

(3) Pursuant to a Stock Purchase Agreement dated as of January 28, 2005, by and between KPN Telecom B.V. ("KPN Telecom"), a company incorporated under the laws of the Netherlands, and CORCYRA d.o.o., a Croatian company
      ("CORCYRA"), (the "Purchase Agreement"), KPN Telecom sold to CORCYRA 289,855 shares (the "Initial Shares") of our common stock for US $1,000,000 (the "Initial Closing"). The Initial Closing occurred on February 1, 2005. Pursuant to the Purchase Agreement, CORCYRA has also agreed to purchase and, KPN has agreed to sell, KPN Telecom's remaining 2,036,188 shares of our common stock (the "Final Shares") on April 30, 2006 (the "Final Closing"); provided, however, that upon 14 days' prior written notice to KPN Telecom, CORCYRA may accelerate the Final Closing to an earlier month-end date as specified in such notice; provided, further, that the Final Closing is subject to the satisfaction or waiver of all of the conditions to closing set forth in the Purchase Agreement. Accordingly, CORCYRA presently owns 289,855 shares of common stock and is deemed to own, pursuant to Rule 13d-3(d), promulgated under the Securities Exchange Act of 1934, as amended, the remaining 2,036,188 shares held by KPN Telecom.

(4)   KPN Telecom B.V. is a subsidiary of Royal KPN N.V.

(5)   An officer of the Company.

(6)   A director of the Company.

(7) Includes an option to purchase 75,000 shares of common stock at an exercise price of $4.21 per share. 25,000 options vest on April 13, 2004, 25,000 options vest on April 13, 2005, while 25,000 options vest on April 13, 2006

(8) Effective March 22, 2005 the Board of Directors granted the two new directors 100,000 options each at an exercise price of $3.40 per share under the 2004 Incentive Plan. Each directors options vest in four equal installments of 25,000 shares on September 22, 2005, September 22, 2006, September 22, 2007 and September 22, 2008.

(9) Effective June 2, 2005, the Board of Directors granted 100,000 options at an exercise price of $4.05 per share under the 2004 Incentive Plan. The options vest in four equal installments of 25,000 shares on December 2, 2005, December 2, 2006, December 2, 2007 and December 2, 2008.

      The foregoing table is based upon 5,843,067 shares of common stock outstanding as of March 24, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In order to provide management of the Company with the appropriate motivation to achieve the highest possible purchase price in connection with the sale of its subsidiaries in Hungary and Romania, the Company's Compensation Committee was granted the discretionary ability to pay a bonus to members of management that were associated with the Company receiving a purchase price in excess of US $28,000,000 for the subsidiaries. The bonus, which is at the discretion of the Compensation Committee, will be up to 20% of the purchase price received in excess of US $28,000,000. Upon the Company closing on the sale of the subsidiaries for US $30,000,000 to Invitel, a bonus of up to US $400,000 (or 20% of US $2,000,000) may be paid by the Compensation Committee to select members of management.

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

     (10)(a) Shares Purchase Agreement between PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company, and Euroweb International Corp., a Delaware corporation (3)

     (10)(b) Guaranty by Euroweb International Corp., a Delaware corporation, in favor of PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company (3)

     (10)(c) Shares Purchase Agreement between Vitonas Investments Limited, a Hungarian corporation, Certus Kft., a Hungarian corporation, Rumed 2000 Kft., a Hungarian corporation and Euroweb International Corp., a Delaware corporation, dated as of February 23, 2004. (4)

     (10)(d) Share Purchase Agreement by and between Euroweb International Corp. and Invitel Tavkozlesi Szolgaltato Rt. (5)

     (31)(a) Certification of the Chief Executive Officer of Euroweb International Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (31)(b) Certification of the Chief Accounting Officer of Euroweb International Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (32)(a) Certification of the Chief Executive Officer of Euroweb International Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (32)(b) Certification of the Chief Accounting Officer of Euroweb International Corp., Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (99)(a) Code of Ethics and Business Conduct of Officers, Directors and Euroweb International Corp.
----------------------------------
(1) Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
(2)   Filed with Form 10-QSB for quarter ended June 30, 1998.
(3)   Filed as an  exhibit to Form 8-K on  February  27,  2004.
(4)   Filed as an exhibit to Form 8-K on March 9, 2004.
(5)   Filed as an exhibit to Form 8-K on December 21, 2005.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

      Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $192,000 and $217,000, respectively.

      Audit related fees: Additionally, in 2005, fees for the audit of the 2004 US GAAP financials statements of Navigator (for 8-K filing purposes) was $127,000. In 2004, fees for the audit of the 2003 US GAAP financial statements of Euroweb Hungary (for 8-K filing purposes) was $18,750 and fees for the restatement of the Company's 2003 financial statements to reflect the "as-if" pooling of Euroweb Hungary Rt. for purposes of the SB-2 filing was $37,000.

      All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and "Audit related fees" and for the fiscal years ended December 31, 2005 and 2004 were $67,200 and $124,000. - The 2005 and 2004 fees relate to the SB-2 registration statement costs ($189,600), and miscellaneous tax advice ($1,600) provided during the course of 2005 and 2004.

      The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of March 2005.


                                           EUROWEB INTERNATIONAL CORP.


                                       By: /s/Csaba Toro
                                           -------------------------------------
                                           Csaba Toro
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:


      SIGNATURE                          TITLE                       DATE
--------------------    ------------------------------------    --------------
By: /s/Csaba Toro       Chief Executive Officer and Director    March 29, 2006
    -------------         (Principal Executive Officer)
    Csaba Toro

By: /s/Stewart Reich    Chairman of the Board and Director      March 29, 2006
    ----------------
    Stewart Reich

By: /s/Moshe Schnapp    President, Director                     March 29, 2006
    ----------------
    Moshe Schnapp

By: /s/ Gabor Ormosy    Director                                March 29, 2006
    ----------------
    Gabor Ormosy

By: /s/ Yossi Attia     Director                                March 29, 2006
    ---------------
    Yossi Attia

By: /s/ Ilan Kenig      Director                                March 29, 2006
    --------------
    Ilan Kenig

By: /s/ Peter Szigeti   Chief Accounting Officer                March 29, 2006
    -----------------     (Principal Financial Officer)
    Peter Szigeti

                           EUROWEB INTERNATIONAL CORP.


             Consolidated Balance Sheet as of December 31, 2005, and
       Consolidated Statements of Operations & Comprehensive Income (Loss)
                  Stockholders' Equity, and Cash Flows for the
                     Years ended December 31, 2005 and 2004

                           EUROWEB INTERNATIONAL CORP.

                        Consolidated Financial Statements

   As of December 31, 2005 and for the Years Ended December 31, 2005 and 2004


                                TABLE OF CONTENTS


                                                                            PAGE

Report of the Independent Registered Public Accounting Firm                  F-2

Report of the Independent Registered Public Accounting Firm                  F-3


Consolidated Financial Statements:


    Consolidated Balance Sheet                                               F-4
    Consolidated Statements of Operations and Comprehensive Income (Loss)    F-5
    Consolidated Statements of Stockholders' Equity                          F-6
    Consolidated Statements of Cash Flows                                    F-7
    Notes to Consolidated Financial Statements                               F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Euroweb International Corp.

      We have audited the accompanying combined balance sheet of Euroweb International Corp. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Euroweb International Corp. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Deloitte Kft.
Budapest, Hungary
March 27, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Euroweb International Corp.

      We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows of Euroweb International Corp. and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of Euroweb International Corp. and subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


KPMG Hungaria Kft.
Budapest, Hungary
March 24, 2006

                           EUROWEB INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2005
                              AMOUNTS IN US DOLLARS

                                                                        2005
                                                                   -------------
ASSETS
  Current assets:
    Cash and cash equivalents (note 3)                             $  1,568,690
    Trade accounts receivable, less allowance for doubtful
      accounts of $206,518                                            1,533,855
    Prepaid and other current assets                                    321,315
                                                                   ------------
         Total current assets of continuing operations                3,423,860
                                                                   ------------
    Total assets of discontinued operations (note 9)                 20,371,849
         Total current assets                                        23,795,709
                                                                   ============

  Property and equipment, net (note 4)                                1,071,989
  Goodwill (note 5)                                                   8,150,672
  Intangible assets - customer contracts, net (note 5)                3,132,300
                                                                   ------------
         Total assets                                              $ 36,150,670
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade accounts payable                                         $  2,065,333
    Current portion of bank loans (note 7)                              269,220
    Bank overdrafts (note 7)                                            325,409
    Other current liabilities                                           827,703
    Accrued expenses                                                    545,964
                                                                   ------------
         Total current liabilities of continuing operations           4,033,629
    Total liabilities of discontinued operations (note 9)            13,783,582
         Total current liabilities                                   17,817,211

    Deferred tax liability (note 10)                                    501,168
    Non-current portion of bank loans (note 7)                          471,134
                                                                   ------------
        Total liabilities                                            18,789,513

   Commitments and contingencies (note 12)

   Stockholders' equity
   Common stock, $.001 par value - Authorized
     35,000,000 shares; 6,032,221 shares issued
     of which 5,784,099 shares are outstanding and                       25,248
     248,122 shares are held in escrow
   Additional paid-in capital                                        51,538,659
   Accumulated deficit
                                                                    (34,302,431)
   Accumulated other comprehensive income                                99,681
                                                                   ------------
       Total stockholders' equity                                    17,361,157
                                                                   ------------

       Total liabilities and stockholders' equity                  $ 36,150,670
                                                                   ============

          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                              AMOUNTS IN US DOLLARS

                                                                   2005           2004
                                                               -----------    -----------
REVENUES                                                       $ 1,964,998    $        --

Cost of revenues  (exclusive of depreciation and
amortization shown separately below)                               511,658             --

OPERATING EXPENSES

   Compensation and related costs                                1,054,342        361,809
   Consulting, professional and directors fees                   1,396,096        463,549
   Other selling, general and administrative expenses              703,770        454,514
   Depreciation and amortization                                   509,478          2,048
                                                               -----------    -----------
               Total operating expenses                          3,663,686      1,281,920
                                                               -----------    -----------

Operating loss                                                  (2,210,346)    (1,281,920)

   Interest income                                                   2,512         49,154
   Interest expense                                                (38,240)            --
   Other income (expenses)                                         170,000       (170,000)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             (2,076,074)    (1,402,766)

Income tax benefit -deferred                                        57,908             --
                                                               -----------    -----------
INCOME TAX BENEFIT                                                  57,908             --

LOSS FROM CONTINUING OPERATIONS                                 (2,018,166)    (1,402,766)

Income from discontinued operations, net of tax                  3,698,461        668,312

NET INCOME (LOSS)                                                1,680,295       (734,454)

Other comprehensive income (loss)
                                                                    (8,585)       133,768
                                                               -----------    -----------

COMPREHENSIVE INCOME (LOSS)                                    $ 1,671,710    $  (600,686)
                                                               ===========    ===========

LOSS PER SHARE FROM CONTINUING OPERATIONS, BASIC AND DILUTED         (0.37)         (0.28)
INCOME PER SHARE FROM DISCONTINUED OPERATIONS, BASIC AND
  DILUTED                                                             0.68           0.13
NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED                        0.31          (0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND
  DILUTED                                                        5,445,363      5,043,822


           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                              AMOUNTS IN US DOLLARS


                                            Common Stock
                                    ----------------------------     Additional
                                       Number                         Paid-in       Accumulated
                                      of shares        Amount         Capital          Deficit
                                    ------------    ------------    ------------    ------------
BALANCES, JANUARY 1, 2004              4,665,332    $     24,129    $ 48,227,764    $(33,105,716)
                                    ============    ============    ============    ============
Foreign currency translation gain             --              --              --              --
Reversal of unrealized gain on                --              --              --              --
  securities available for sale
Deemed distribution (note 1)                  --                                      (2,142,556)
Compensation charge on                        --              --          94,212
  share options issued to
  consultants
Issuance of shares (Elender Rt           677,201             678       2,458,108              --
  acquisition)
Net loss for the period                       --              --              --        (734,454)
                                    ------------    ------------    ------------    ------------
BALANCES, DECEMBER 31, 2004            5,342,533    $     24,807    $ 50,780,084    $(35,982,726)
                                    ============    ============    ============    ============
Foreign currency translation loss             --              --              --              --
Compensation charge on                        --              --         192,294
  share options and warrants
  issued to consultants
Issuance of shares                       441,566             441       1,681,693              --
  (Navigator Rt acquisition)
Cancellation of treasury stock                --              --    ($ 1,115,412)             --
Net income for the period                                                              1,680,295
                                    ------------    ------------    ------------    ------------
BALANCES, DECEMBER 31, 2005            5,784,099    $     25,248    $ 51,538,659    $(34,302,431)
                                    ------------    ------------    ------------    ------------

                                    Accumulated
                                        Other
                                    Comprehensive                     TOTAL
                                       Gains         Treasury      Stockholders'
                                      (Losses)         Stock          Equity
                                    ------------    ------------   ------------

BALANCES, JANUARY 1, 2004           $    (25,502)   $ (1,115,412)  $ 14,005,263
                                    ============    ============   ============
Foreign currency translation gain        162,573              --        162,573
Reversal of unrealized gain on           (28,805)             --        (28,805)
  securities available for sale
Deemed distribution (note 1)                                         (2,142,556)
Compensation charge on                                                   94,212
  share options issued to
  consultants
Issuance of shares (Elender Rt                --              --      2,458,786
  acquisition)
Net loss for the period                       --              --       (734,454)
                                    ------------    ------------   ------------
BALANCES, DECEMBER 31, 2004         $    108,266    $ (1,115,412)   $ 13,815,019
                                    ============    ============   ============
Foreign currency translation loss         (8,585)             --         (8,585)
Compensation charge on                                                  192,294
  share options and warrants
  issued to consultants
Issuance of shares                            --              --      1,682,134
  (Navigator Rt acquisition)
Cancellation of treasury stock                --    $  1,115,412             --
Net income for the period                                             1,680,295
                                    ------------    ------------   ------------
BALANCES, DECEMBER 31, 2005         $     99,681              --   $ 17,361,157
                                    ------------    ------------   ------------


           See accompanying notes to consolidated financial statements

                           EUROWEB INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEAR ENDED DECEMBER 31, 2005 AND 2004
                              AMOUNTS IN US DOLLARS

                                                                                      2005            2004
                                                                                  ------------    ------------
   Net income (loss)                                                              $  1,680,295    $   (734,454)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                       509,478           2,048
   Provision for bad and doubtful debts                                                 11,026              --
   Deferred tax charge                                                                 (57,908)
   Compensation expense due to options and warrants issued                             192,294          94,212
   Realized gain on sale of investment securities                                           --         (26,383)

Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable                                                                 215,455        (447,428)
   Prepaid and other assets                                                            539,094         (79,752)
   Accounts payable, other current liabilities and accrued expenses                    986,277         364,242
   Cash provided by discontinued operations                                            114,062       3,568,571
                                                                                  ------------    ------------
           Net cash provided by operating activities                                 4,190,073       2,741,056
                                                                                  ------------    ------------

Cash flows from investing activities:
   Proceeds from maturity of securities                                                     --      11,464,000
   Proceeds on sale of subsidiaries                                                  2,700,000         500,001
   Acquisition of 51% of Euroweb Rt                                                         --      (2,142,000)
   Acquisition of 100% of Elender Rt. (net of cash)                                         --      (6,891,897)
   Acquisition of 100% of Navigator Informatika Rt. (net of cash)                   (9,008,638)             --
   Collection on notes receivable                                                           --         173,911
   Acquisition of property and equipment                                              (103,835)         (2,048)
   Capital expenditures in discontinued operations                                  (2,477,999)     (1,701,990)
                                                                                  ------------    ------------
           Net cash provided by (used in) investing activities                      (8,890,472)      1,399,977
                                                                                  ------------    ------------

Cash flows from financing activities:
   Principal payment under capital lease obligations                                   (12,645)             --
   Repayments on overdraft and bank loan                                              (233,379)             --
   Financing activities from discontinued operation                                  4,210,251      (2,280,826)
                                                                                  ------------    ------------
          Net cash provided by (used in)  financing activities                       3,964,227      (2,280,826)
                                                                                  ------------    ------------

Effect of foreign exchange rate changes on cash                                        (74,690)        (37,952)
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents                                  (810,862)      1,822,255
Cash and cash equivalents, beginning of year                                         2,379,552         557,297
                                                                                  ------------    ------------
Cash and cash equivalents, end of year                                            $  1,568,690    $  2,379,552
                                                                                  ============    ============

Supplemental disclosure:
Cash paid for interest                                                            $     39,456              --
Cash paid for Income taxes                                                        $    101,573              --

Summary of non-cash transactions
Shares issued as consideration in acquisition of Elender Rt                                 --    $  2,508,353
Shares issued as consideration in acquisition of Navigator Rt                     $  1,682,134              --
New capital leases                                                                          --              --

          See accompanying notes to consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF BUSINESS

      Euroweb International Corp. ("Euroweb") is a Delaware corporation, which was incorporated on November 9, 1992. Euroweb and its subsidiaries are collectively referred to herein as the "Company". The Company was a development stage company through December 31, 1993.

      The  Company   operates  in  Hungary  through  its  subsidiary   Navigator
Informatika Rt. ("Navigator"), which is acquired on October 7, 2005.

      The Company provides a full range of information technology ("IT") outsourcing services through it subsidiary, Navigator. The IT outsourcing services provided by the Company primarily comprise IT maintenance, procurement, consultancy and related services.

      On December 16, 2004, the Company disposed of Euroweb Czech Republic, spol ("Euroweb Czech Republic") and no longer has operations in the Czech Republic. On April 15, 2005, the Company disposed of Euroweb Slovakia a.s. ("Euroweb Slovakia") for cash of $2,700,000 and, as a result, has ceased operations in Slovakia.

      On December 15, 2005, the Board of Directors of the Company decided to sell its entire interest in the wholly owned Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December
19, 2005, the Company entered into a share purchase agreement with Invitel Tavkozlesi Szolgaltato Rt., a Hungarian joint stock company, to sell the entire interest in its two Internet- and telecom-related operating subsidiaries, Euroweb Hungary and Euroweb Romania, subject to various conditions including, but not limited to, shareholders' approval. Euroweb Hungary and Euroweb Romania are classified in the Company's financial statements as discontinued operations for all periods presented.

      Approximately 83% of the consolidated revenue for the year ended December 31, 2005 was generated from the four most significant customers of the Company as follows:

                                                               Revenue generated
--------------------------------------------------------------------------------
Company `A':                                                            $539,131
Company `B':                                                             443,727
Company `C':                                                             386,253
Company `D':                                                             268,296
Other companies:                                                         327,591
--------------------------------------------------------------------------------
Total revenue:                                                        $1,964,998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) Principles of consolidation and basis of presentation

      The consolidated financial statements comprise the accounts of the Company and its controlled subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation and all adjustments, consisting mainly of normal recurring accruals necessary for a fair presentation, have been made.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On February 12, 2004, the Company entered into a share purchase agreement with a related party, Pantel Rt. ("Pantel") to acquire the remaining 51% of Euroweb Hungary shares that the Company did not already own. At the date of the acquisition, KPN Telecom B.V. ("KPN") owned 50.17% of the voting common shares of the Company and 75% of the voting common shares of Pantel. Accordingly, the transaction was recorded in a manner similar to a pooling-of-interest and the historical consolidated financial statements were restated to include the financial position, results of operations and cash flows of Euroweb Hungary for all periods presented. Since the purchase consideration was in excess of Euroweb Hungary's book value (by $2,142,556), the excess is accounted for as a distribution to KPN, which resulted in a deduction from retained earnings at the closing of the transaction. There were no transactions with Euroweb Hungary in any period prior to this transaction that required elimination.

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

(d) Revenue recognition

      Revenue Recognition--The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial
Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is probable and all other significant obligations have been fulfilled. Revenues from maintenance services are recognized in the month in which the services are provided, either based on performance or on fixed monthly fees. The Company defers revenue recognition for payments on contracts for which services have not been performed.

      The Company also generates non-recurring revenue from consulting fees for implementation, installation, configuration, testing and training related to the use of third party licensed products. The Company recognizes revenue for these services as they are performed, if contracted on a time and materials basis, or using the percentage of completion method, if contracted on a fixed fee basis, once the cost of the consulting project can be reliably estimated. Percentage of completion is measured based on cost incurred to date compared to total estimated cost at completion. When the cost to complete a project cannot be reasonably estimated, the Company recognizes revenue using the completed contract method until such time that the cost to complete the project can be reasonably estimated.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e) Cost of revenues (excluding depreciation and amortization)

      Cost of revenues (excluding depreciation and amortization) principally comprises cost of fixed assets sold during the course of IT outsourcing projects, cost of materials required to perform IT outsourcing activities and cost of project-dedicated sub-contractors.

(f) Foreign currency translation

      The Company considers the United States Dollar ("US Dollar or "$") to be the functional currency of the Euroweb and unless otherwise stated, the
respective   local  currency  to  be  the   functional   currency  each  of  its
subsidiaries. The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been translated into US Dollar.

      The balance sheets of subsidiaries are translated into US Dollar using the year end exchange rates. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders' equity.

      Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

(g) Cash and cash equivalents

      Cash and cash equivalents include cash at bank and investments with maturities of three months or less at the date of acquisition by the Company.

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

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) Property and equipment

      Property and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation of property and equipment using the straight-line method over the following estimated useful lives:

      Software                                                           3 years
      Computer equipment                                               3-5 years
      Other furniture equipment and fixtures                           5-7 years

      Equipment purchased under capital lease is stated at the lower of fair value and the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of leased equipment using the straight-line method over the shorter of estimated useful life and the lease term.

      Total depreciation from continuing operations for the years ended December 31, 2005 and 2004 was $ 147,547 and $2,048 respectively.

      Recurring maintenance on property and equipment is expensed as incurred.

      Any gain or loss on retirements and disposals is included in the results of operations in the period of the retirement or disposal.

(j) Goodwill and intangible assets

      Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of net assets acquired. Goodwill is tested at least annually for impairment. The first step of this test requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. When the current fair value is less than the carrying value, the Company performs the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current value of the goodwill by performing an exercise similar to a purchase price allocation, and to record any excess as an impairment.

      Intangible assets that have finite useful lives (whether or not acquired in a business combination) are amortized over their estimated useful lives but also reviewed for impairment in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for Impairment or Disposal of Long Lived Assets" ("SFAS 144"). Intangible assets currently consist of customer contracts, which were acquired as a result of a purchase of Navigator and are being amortized over the estimated future period of benefit of one to four years. The assessment of recoverability and possible impairment is performed using estimates of undiscounted future cash flows. If impairment is indicated, the Company then measures the impairment based on the amount by which the carrying value of the customer lists exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

      Total amortization of intangible assets for the years ended December 31, 2005 and 2004 was $ 361,931 and $0 respectively.

(k) Earnings (loss) per share

      Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the effect of dilutive potential common shares issuable upon exercise of stock options and warrants. There were no dilutive options and warrants for the year ended 2005 and 2004. Stock options and warrants convertible into 779,067 and 550,378 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company's common stock during the periods.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(l) Comprehensive income

      Comprehensive income includes all changes in equity except those resulting from investments by, and distributions to, owners.

(m) Business segment reporting

      The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. The Company currently has one operating segment: Hungary.

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

(o) Stock-based compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for
Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" to account for its stock options granted to employees. Under this method, compensation expense for fixed plan stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based
Compensation," ("SFAS 123") and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by existing standards, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 123, as amended. The Company accounted compensation expenses for the Company's stock options and warrants granted other than employees or independent directors based on fair value method prescibed in SFAS 123.

      SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value-based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The pro forma amount calculated as total compensation expense under SFAS 123 is $632,766 for the 200,000 options granted to directors on October 13, 2003, $1.3 million for the 365,000 options granted on April 26, 2004 and $775,260 for the 300,000 options issued in 2005. Under the accounting provisions of SFAS No. 123, this compensation expense would be recorded over the vesting period of the options (3-4 years).

      For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2004 and 2005:

Dividend yield                                                                0%
Risk free rate                                                                4%
Expected option life (years)                                                   6
Volatity                                                                     88%

      Under the accounting provisions of SFAS 123, the Company's 2005 and 2004 net income (loss) and net income (loss) per share would have been affected as indicated below:

                                                         2005           2004
                                                     -----------    -----------
Net income (loss):
    Net loss from continuing
      operation as reported                          $(2,018,166)   $(1,402,766)
    Net income from discontinuing operation
      as reported                                    $ 3,698,461    $   668,312
                                                     -----------    -----------
    Net income (loss) as reported                    $ 1,680,295    $  (734,454)
    Compensation expense                                (842,572)      (943,164)
                                                     -----------    -----------
    Pro forma net income (loss)                      $   837,723    $(1,677,618)
                                                     ===========    ===========

Basic and diluted income (loss) per share:
    As reported                                      $      0.31    $     (0.15)
    Pro forma                                        $      0.15    $     (0.33)

(p) Inventory

      Inventory, comprised of IT hardware for resale, is carried at the lower of cost or market. Deposits paid by the Company for inventory are recorded as prepayments until the Company takes title to the inventory.

(q) Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. SFAS 123(R) is effective for the Company as of January 1, 2006. The Company is currently assessing the impact SFAS 123(R) will have on its financial statements.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In December 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" ("ARB 43") to eliminate the "so abnormal" criterion in ARB 43 and requires companies to recognize abnormal freight, handling costs, and amounts of wasted material (spoilage) as current-period charges. Additionally, SFAS 151 clarifies that fixed production overhead cost should be allocated to inventory based on the normal capacity of the production facility. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company is currently assessing the impact SFAS 151 may have on its financial statements and is not expected to have a material impact on our financial statements.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement applies to all voluntary changes in accounting principle and changes resulting from adoption of a new accounting pronouncement that does not specify transition requirements. SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. SFAS 154 is effective for the Company as of January 1, 2006 and is not expected to have a material impact on financial statements.

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140"
("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for the Company for all financial instruments acquired or issued after January 1, 2007 and is not expected to have a material impact on the Company's financial statements.


3. CASH AND CASH EQUIVALENTS

      At December 31, 2005, cash of $1.57 million are held in current accounts in the United States.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT -

      Property and equipment as at December 31, 2005 comprise the following:



                                                                        2005
                                                                    -----------
Software                                                            $   570,318
Service equipment                                                     1,454,019
Other                                                                   216,197
                                                                    -----------
  Total                                                               2,240,534
  Less accumulated depreciation                                      (1,168,545)
                                                                    -----------
                                                                    $ 1,071,989
                                                                    ===========

5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

      Goodwill and acquired intangible assets as at December 31, 2005 comprise the following:

                                                                        2005
                                                                    -----------
Customer contracts                                                  $ 3,494,231
  Less accumulated amortization                                        (361,931)
                                                                    -----------
                                                                    $ 3,132,300
                                                                    ===========
Goodwill                                                            $ 8,150,672

Customer contracts

      Capitalized customer contracts relate to fixed contracts of Navigator to provide IT oursource services in Hungary. These contracts are being amortized over their remaining life of one to four years from the date of acquisition (October 2005).

Goodwill

Goodwill relates to the following reporting unit under SFAS 142: Navigator.

      The Company performs its annual impairment test relating to the goodwill as of December 31 of each year. In the test as of December 31, 2005, the Company compared the fair value of its single reporting unit to their carrying amounts, noted that the fair value was higher than the carrying amount, and therefore no impairment charge was required.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LEASES

Capital leases

      The Company is committed under various capital leases, which expire over the next one year. The amount of assets held under capital leases included in property and equipment is as follows:

                                                                         2005
                                                                      ---------
Leased service equipment, gross value                                 $ 130,393
                                                                      ---------

   Total gross book value leased assets                                 130,393
Less accumulated depreciation                                          (105,718)
                                                                      ---------
   Total net book value leased assets                                 $  24,675
                                                                      =========

      The following is a schedule of future minimum capital lease payments (with initial or remaining lease terms in excess of one year) as of December 31, 2005:

                                                                         2006
                                                                       --------
                                                                       $ 27,042
                                                                       --------
Total minimum lease payments                                             27,042
Less interest costs                                                      (2,367)
                                                                       --------
Present value of future minimum lease payments                         $ 24,675

      Since all obligations under capital leases as of December 31, 2005 fall due within 12 months, lease obligations are included in `Other current liabilities' on the balance sheet.

Operating leases

      The Company incurred operational lease expense of $47,700 for the year ended 12/31/05, which related to office rent. The Company has a five-year non-cancelable lease agreement for office premises, which was entered into on December 15, 2005. Remaining minimum rental payments total $1,380,439; $278,408 in each of 2006 and 2007, 2008 and 2009 and $ 266,807 in 2010. The Company did not incur any operating lease expenses in the year ended December 31, 2004.

7. BANK LOANS AND OVERDRAFT

      On April 6, 2005, the Company entered into a long-term loan agreement with Commerzbank Bank Rt (the "Bank") for HUF 201,250,000 (approximately $942,270 at the December 31, 2005 exchange rate), with an interest rate of three month Budapest Interbank Offered Rate ("BUBOR") +2.5%. Approximately $740,354 was outstanding at December 31, 2005. The loan is repayable in 14 quarterly instalments of HUF 14,375,000 (approximately $67,305) plus quarterly interest starting on May 31, 2005. The shares of the Navigator and Euroweb Hungary were pledged as collateral for this loan, as well as a general lien established on all of the assets of these subsidiaries of Euroweb.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In addition to the long-term loan agreement, the Company also entered into an overdraft facility for unlimited period of time with 30 days termination period with the Bank for HUF 130,000,000 (approximately $608,671) on July 20, 2005. Approximately $325,409 was outstanding at December 31, 2005. The interest rate is BUBOR + 1,5%.

      Additionally, on September 1, 2005, the Company entered into a two-month loan facility agreement with the Bank for approximately $140,462 (HUF 30,000,000) to fund working capital. The Company did not have outstanding balances under this agreement as of December 31, 2005. The contract was extended to March 31, 2006. The interest rate is BUBOR + 1,5%.

8.  ACQUISITION

      On October 7, 2005, the Company acquired all of the outstanding shares of Navigator Informatika Rt., an IT outsourcing service provider located in Hungary. Consideration paid of $10,760,772 consisted of $8,500,000 in cash and 441,566 shares of Euroweb common stock valued at $1,752,134 excluding registration cost, and $508,638 in transaction costs (consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors). The results of Navigator have been included in the Company's consolidated financial statements from the date of acquisition.

      In accordance with the purchase method of accounting prescribed by SFAS 141, the Company allocated the consideration to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired was assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill will not be amortized but will be tested for impairment at least annually.

      The following represents the final allocation of the purchase price paid for the Navigator business based on the fair values of the acquired assets and assumed liabilities as of October 7, 2005:

  Trade account receivable, net                                    $  1,057,317
  Prepaid and other current assets                                      664,109
  Property and equipment, net                                         1,115,701
  Trade account payable                                              (1,142,626)
  Other current liabilities and accrued expenses                       (720,414)
  Short term and long term bank loans                                (1,299,142)
                                                                   ------------
  Fair value of Navigator's recorded assets acquired and
  liabilities assumed                                                  (325,055)
  Identified intangible assets - customer contracts                   3,494,231
  Deferred tax liabilities                                             (559,076)
  Excess purchase price over allocation to identifiable
  assets and liabilities (Goodwill)                                   8,150,672
                                                                   ------------
Total consideration                                                $ 10,760,772
                                                                   ============

      In determining the value to be ascribed to acquired intangible assets, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of Navigator's services, among other factors. Acquired identifiable intangible assets obtained in the Company's acquisition of Navigator relate to customer contracts, which are being amortized over the estimated useful life of one to four years.

      Although the former owners of Navigator received shares of common stock of the Company, each of the former owners of Navigator currently holds less than 10% of the outstanding shares of common stock in the Company. Therefore, they are not considered related parties and business transactions are shown as third party transactions in the accompanying consolidated financial statements of the Company.

      The following unaudited pro-forma information presents a summary of consolidated results of operations of the Company for the years ended December 31, 2005 and 2004 as if the acquisition of Navigator had occurred at January 1, 2005 and 2004, respectively.

                                          DECEMBER 31, 2005    DECEMBER 31, 2004
                                          -----------------    -----------------
Revenues                                      7,638,924             4,094,158
Net loss                                       973,004             (1,992,225)
Net loss per share                             $(0.18)               $(0.39)

      The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are neither indicative of the financial position or results of operations of the Company had the acquisition actually taken place as of January 1, 2005 or 2004, nor indicative of the Company's future results of operations. The above unaudited pro forma summarized results of operations do not include potential cost savings from operating efficiencies that may result from the Company's acquisition of Navigator.


9. DISPOSITIONS

Completed sale of Euroweb Czech Republic and Euroweb Slovakia

      On December 16, 2004, the Company sold all of its shares in its wholly-owned subsidiary, Euroweb Czech Republic for cash of $500,000. As a part of the transaction, the Company forgave $400,000 of loans receivable from Euroweb Czech Republic. On April 15, 2005, the Company sold Euroweb Slovakia for cash of $2,700,000.

Proposed sale of Euroweb Hungary and Euroweb Romania

      On December 15, 2005, the Board of Directors of the Company decided to sell its interest its wholly-owned subsidiaries in Euroweb Hungary and Euroweb Romania. On December 19, 2005, the Company entered into a share purchase agreement with Invitel Tavkozlesi Szolgaltato Rt., a Hungarian joint stock company, to sell Euroweb Hungary and Euroweb Romania, subject to various conditions including, but not limited to, shareholders' approval.

      The Company believes that the sale of Euroweb Czech Republic and Euroweb Slovakia and the proposed sale of Euroweb Hungary and Euroweb Romania meet the criteria for presentation as a discontinued operation under the provisions of "SFAS 144", therefore amounts relating to Euroweb Czech Republic, Euroweb Slovakia, Euroweb Hungary and Euroweb Romania have been reclassified as discontinued operations for all periods presented.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table shows the details of result of discontinued operation per reporting units as follows:

                                                           2005         2004
                                                        ----------   ----------
Gain from discontinued Czech operations (including
  2004 gain on disposal of $409,314), net of tax        $       --   $  364,722
Gain from discontinued Slovakian operations
  (including the 2005 gain on disposal of
  $1,701,200), net of tax                                1,733,470      313,764
Income (loss) from discontinued Hungarian operations       637,256      (34,273)
Income from discontinued Romanian operations             1,327,735       24,099
                                                        ----------   ----------
Income from dicountinued operations                     $3,698,461   $  668,312

      The following information is a summary of selected items from Euroweb Hungary's consolidated balance sheet as at December 31, 2005:

Description                                                            2005
                                                                   ------------
Cash and cash equivalents                                          $  1,578,129
Trade account receivable, net                                         2,529,553
Prepaid, unbilled receivable and other current assets                 1,010,706
Assets of discontinued operation                                     11,413,521
Property and equipment, net                                           3,424,237
Trade account payable                                                (2,213,058)
Other current liabilities, deferred revenue and accrued expenses     (2,147,249)
Liabilities of discontinued operation                                (3,130,274)
Intercompany loans                                                   (3,541,750)
Short term and long term bank and Pantel related loans               (6,882,160)
                                                                   ------------
Net assets                                                         $  2,041,655

      The following information is a summary of selected items from Euroweb Romania's balance sheet as at December 31, 2005:

Description                                                             2005
                                                                    -----------
Cash and cash equivalents                                           $   168,096
Trade account receivable, net                                           963,855
Prepaid, unbilled receivable and other current assets                   480,558
Property and equipment, net                                           3,445,460
Trade account payable                                                  (957,593)
Other current liabilities, deferred revenue and accrued expenses     (1,493,474)
Intercompany loans                                                     (400,000)
Long term portion of                                                   (102,130)
                                                                    -----------
Net assets                                                          $ 2,104,772

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES

      The  loss  from   continuing   operations   before  income  taxes  by  tax
jurisdiction for the years ended December 31, 2005 and 2004 was as follows:

                                                     2005               2004
                                                  -----------       -----------
Loss from continuing operations
 before income taxes:
  Domestic                                        $(1,703,466)      $(1,402,766)
  Foreign                                            (372,608)               --
                                                  -----------       -----------
Total                                             $(2,076,074)      $(1,402,766)
                                                  ===========       ===========

      There was no current income tax expense from continuing operations in 2005 and 2004. A deferred tax benefit of $57,908 was recognized in 2005. There was no deferred tax expense or benefit recognized in 2004.

      The  provision   (benefit)  for  income  taxes   allocated  to  continuing
operations is comprised of the following:

                                                         Year Ended December 31,
                                                           2005             2004
                                                         --------           ----
Current federal                                          $     --           $ --
Current foreign                                                --             --
Deferred federal                                               --             --
Deferred foreign                                          (57,908)            --
                                                         --------           ----
Provision for income tax expense (benefit)               $(57,908)          $ --

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income tax before provision for income taxes.

      The difference between the total expected tax expense (benefit) and tax expense allocated to continuing operations for the years ended December 31, 2005 and 2004 is accounted for as follows:

                                                     2005                      2004
                                            ---------------------     --------------------
                                               Amount         %          Amount        %
                                            -----------    ------     -----------    -----
Computed expected tax
  Expense/(Benefit)                         $  (705,865)   (34.00)    $  (476,940)   (34.00)

  Foreign Tax Rate Differential                  67,069      3.23              --       --

  Foreign Income not subject to tax              (4,798)    (0.23)              0        0

  Equity adjustment on sale of subsidiary    (1,688,478)   (81.33)       (747,202)   (53.26)

Change in Valuation Allowance                 2,274,164    109.54       1,224,142    87.26
                                            -----------    ------     -----------    -----
Total expense/(benefit)                     $   (57,908)    (2.79%)   $        --       --%
                                            ===========    ======     ===========    =====

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities

      Upon the acquisition of Navigator, the Company recognized a net Deferred Tax Liability of $559,076 related to the excess of fair value of net assets over carrying values. As most of the excess relates to the recognition of customer contracts (Note 5), which is being amortized over a period of 1-4 years from acquisition, the Deferred Tax Liability is being reduced proportionately. $57,908 was recognized as a benefit in 2005.

      The statutory corporate tax rate in Hungary was 16% as of December 31, 2004. Navigator has no tax net operating loss carryforwards from prior years.

                                                        2005            2004
                                                    -----------     -----------
Deferred Tax Assets:
  Net Operating Loss Carryovers                     $ 4,331,534     $ 3,665,214
  Capital Loss Carryovers                             1,823,704         713,634
                                                    -----------     -----------
Gross Deferred Tax Assets                             6,155,238       4,378,848
Valuation Allowance                                  (6,155,238)     (4,378,848)
                                                    -----------     -----------
Net Deferred Tax Assets                             $        --     $        --
                                                    ===========     ===========

      For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 2005 of approximately $12.8 million available to offset future taxable income. From the $12.8 million of losses, $1.2 million expire in various years from 2008-2010, $1.6 million expires in 2011, and the remaining $10 million expire in various years from 2016 through 2025. In addition, the Company has a capital loss carryover for US income tax purposes of approximately $5.4 million. $2.1 million of the loss is from 2004 and will expire after 2009. The remainder of the capital loss, $3.3 million, will expire after 2010. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss and capital loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The Company has not assessed the impact of these provisions on the availability of Company loss carryovers since the deferred tax assets are fully offset by the valuation allowance.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and tax loss carryforwards become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than the Company will not realize the benefit of these deductible differences, net of existing valuation allowances at December 31, 2005.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Undistributed earnings of the Company's foreign subsidiaries are currently not material. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income tax has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

11.  STOCKHOLDERS' EQUITY

      On March 22, 2005, the Company granted an aggregate of 200,000 options to two of its directors. The stock options granted to the directors on March 22, 2005 vest at the rate of 25,000 on each September 22 of 2005, 2006, 2007 and 2008. The exercise price of the options was $3.40, which is equal to the market price on the date the grants were made.

      On June 2, 2005, the Company granted 100,000 options to a director of the Company, which vest at the rate of 25,000 on each December 2 of 2005, 2006, 2007, and 2008. The exercise price of the options was $4.05, which was equal to the market price on the date the grants were made.

      The President of the Company is eligible to receive an annual compensation of $250,000 starting from April 15, 2005 for a period of two years, which is payable in Euroweb shares of common stock. The number of shares to be paid is calculated based on the average closing price 10 days prior to April 15 of each year starting from April 15, 2005. The number of shares for the year ended April 14, 2006 is 82,781. In January 2006, the Company issued 58,968 shares of common stock out of the total 82,781 covering the service period from April 15, 2005 to December 31, 2005.

      On June 7, 2005, the Company granted 100,000 warrants to a consulting company as compensation for investor relations services at exercise prices as follows: 40,000 warrants at $3.50 per share, 20,000 warrants at $4.25 per share, 20,000 warrants at $4.75 per share and 20,000 warrants at $5 per shares. The warrants have a term of five years and tranches vest at a rate of a total 8,333 warrants per month over a one year period from the lowest to the highest warrant price. In February 2006, the Company has terminated the contract with the consultant. The total number of warrants granted under this agreement is reduced time-proportonially to 83,330 based on the time in service by the consultant. The reduction related to the warrants at $5 per shares. The warrants are being expensed over the performance period of one year. Compensation expense for the year ended December 31, 2005 was $141,410.

      There are no other warrants outstanding or expired in 2005.

      In connection with the acquisition of Navigator Informatika Rt (Note 1), the Company issued 441,566 shares of common stock.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

(a) Employment Agreements

      The Company entered into a six-year agreement with its Chief Executive Officer, Csaba Toro on October 18, 1999, which commenced January 1, 2000, and provided for an annual compensation of $96,000. The agreement was amended in 2004 and 2005. The amended agreement provides for an annual salary of $200,000 and a bonus of up to $150,000 in 2006, 2007 and 2008, as well as an annual car allowance of $30,000 for the same period.

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

(c) Legal Proceedings

      There are no known significant legal procedures that have been filed and are outstanding against the Company.

(d) Elender Rt. acquisition

      On June 9, 2004 the Company acquired all of the outstanding shares of Elender Rt. ("Elender") for $6,500,000 in cash and 677,201 of the Company's shares of common stock. Under the terms of agreement, the Company has placed 248,111 unregistered shares of common stock, newly issued and in the name of the Company, with an escrow agent as security for approximately $1.5 million loans payable to former shareholders of Elender. The shares will be returned to the Company from escrow once the outstanding loans have been fully repaid. However, if there is a default on the outstanding loan, then the shares will be issued to the other party and the Company is then obliged to register the shares. As of December 31, 2005, the Company had repaid all of the loans that were outstanding. In January 2006, the Company acquired and subsequently cancelled the shares that were put into escrow.

      Pursuant to the registration rights agreement signed on June 1, 2004 with the sellers of Elender, if the shares of the Company's common stock issued to the sellers were not registered within 120 days of Closing (closing was on June 9, 2004) for reasons attributable to the Company, a penalty of $2,000 per day is payable until the shares are registered. The Company made a provision of $170,000 to accrue for potential penalties under this clause as of December 31, 2004. In 2005, the Company received a waiver from the sellers. Therefore the penalty was reversed.

      In case of disposal of Euroweb Hungary and Euroweb Romania, the Company will have to reregister the shares issued in connection with the acquisition of Elender. In case of late filing of this registration statement may result penalty payment obligation.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e) Navigator acquisition

      The Company entered into a registration rights agreement dated July 21, 2005, whereby it has agreed to file a registration statement registering the 441,566 shares of Euroweb common stock issued in connection with the acquisition within 75 days of the closing of the transaction and have such registration statement declared effective within 150 days from the filing thereof. In the event that Euroweb fails to meet its obligations to register the shares it may be required to pay a penalty equal to 1% of the value of the Shares per month. The Company has obtained a written waiver from the seller stating that the seller will not raise any claims in connection with the filing of registration statement until May 30, 2006.

(f) Euroweb Hungary Rt. purchase guarantee

      In February 2004, the Company purchased the remaining 51% of Euroweb Hungary from Pantel. The consideration paid by the Company for the 51% interest consisted of EUR 1,650,000 ($2,105,000) in cash, and a purchase commitment that Euroweb Hungary will purchase at least HUF 600 million (approximately $3 million) worth of services from Pantel in each year from 2004 to 2006. In the event that Euroweb Hungary and its subsidiaries do not satisfy this commitment, Pantel may charge a penalty equal to 25% of the commitment amount less any services purchased. Purchases in 2004 and 2005 exceeded this amount. If Euroweb Hungary is successfully sold to Invitel, any claim arising from this commitment will from that date be payable by Invitel.

(g) Indemnities provided upon sale of subsidiaries

      On April 15, 2005, the Company sold Euroweb Slovakia. According to the securities purchase contract (the "Contract"), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller's breach of certain representations, warranties or obligations as set in the Contract up to an aggregate amount of $540,000. The buyer shall not be entitled to make any claim under the Contract after the fourth anniversary of the date of the Contract. No claims have been made to date. The Company has accrued $35,000 as the estimated fair value of this indemnity.

(h) Potentional penalty of EUR 400,000

      If by the date which is 120 days after the signing of the share purchase agreement on December 19, 2005 about the disposition of Euroweb Hungary and Euroweb Romania to Invitel, the Company either fails to comply with the provisions of the share purchase agreement, or the Stockholders Meeting of the Company fails to approve the transaction as set forth in the agreement, then the Company shall on demand reimburse to Invitel all costs, expenses and fees (including without limit financial and technical advisors and attorneys fees) in relation to the investigation, and negotiation of the Transaction, and all associated and connected matters up to the maximum amount of EUR 400,000

(i) Purchase obligation of 85% ownership of Navigator

      On or before the date of closing of the sale of Euroweb Hungary and Euroweb Romania to Invitel, Euroweb International will purchase 85% ownership of Navigator representing a purchase obligation in a value of $6,000,000 in cash. At the date of closing at the latest, Euroweb Hungary has to settle all of its bank loans including the $6,000,000 Commerzbank loan obtained for the acquisition of Navigator.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK OPTION PLAN AND EMPLOYEE OPTIONS

a) Stock option plans

      The Company's Stock Option Plan expired in 2003, although unexpired options issued under this plan were exercisable until expiry. At December 31, 2004, options for 63,000 common stock were outstanding and exercisable by the Chief Executive Officer under the Stock Option Plan, which expired on April 2, 2005. No options remained outstanding as of December 31, 2005.

      In 2004, the Board of Directors established the "2004 Incentive Plan" or "the Plan", with an aggregate of 800,000 shares of common stock authorized for issuance under the Plan. The Plan provides that incentive and nonqualified options may be granted to key employees, officers, directors and consultants of the Company for the purpose of providing an incentive to those persons. The Plan may be administered by either the Board of Directors or a committee of two directors appointed by the Board of Directors (the "Committee"). The Board of Directors or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

      Options granted under the Plan are generally exercisable for a period of up to ten years from the date of grant. Incentive options granted to stockholder's that hold in excess of 10% of the total combined voting power or value of all classes of stock of the Company must have an exercise price of not less than 110% of the fair market value of the underlying stock on the date of the grant. The Company will not grant a nonqualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.

      On April 26, 2004 under the Plan, the Company granted 125,000 options to the Chief Executive Officer and an additional 195,000 options to five employees and 45,000 options to two consultants of the Company. All of these options have an exercise price equal to the market price on day of grant ($4.78), vest over a period of between three and four years and relate to future services to be performed. As the Company follows APB 25 with respect to accounting for grants made to employees, no compensation expense was recorded for these options. The total compensation expense for their options granted to the two consultants is $162,000, which is being expensed over the vesting period of three years.

      In March 2005, one of the Directors has resigned and his 100,000 options expired unexercised.

      The President and a Director of the Company is eligible to receive an annual compensation of $250,000 starting from April 15, 2005, which is payable in shares of Euroweb common stock. The number of shares to be paid is calculated based on the average closing price 10 days prior to each employment year. The number of shares for the year ended April 14, 2006 is 82,781. Compensation expense for the year ended December 31, 2005 was $177,083 (2004: $-). On January 5, 2006, 58,968 shares has been issued from the total of 82,781 shares covering the period from April 15, 2005 to December 31, 2005.

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Other Options

      The Company has issued options pursuant to employment agreements. As of December 31, 2004 fully vested options are outstanding and exercisable for 63,000 shares pursuant to the employment agreement with the Chief Executive Officer. The options were granted on April 2, 1999 (with exercise price equal to stock price at date of grant) and expired unexercised on April 2, 2005. The options were exercisable at $10.00 per share.

      On October 13 2003, the Company granted two Directors 100,000 options each, at an exercise price (equal to the fair value on that day) of $4.21 per share, with 25,000 options vesting on each April 13, 2004, 2005, 2006 and 2007. There were 100,000 options outstanding as of December 31, 2005.

      The following table summarizes the total number of shares for which options have been issued (Stock Option Plan, 2004 Incentive Plan, Employment Agreements and grants to Directors) and are outstanding:


                                             2005                 2004
                                      -------------------  -------------------
                                                 Weighted             Weighted
                                                 average              average
                                                 exercise             exercise
                                      Options     Price    Options     Price
                                      --------   --------  -------    --------
Outstanding, January 1,                654,000   $   5.33  309,000    $   5.95
Granted                                300,000       3.62  365,000        4.78
Cancelled                                   --         --       --          --
Expired                               (249,000)      6.47  (20,000)       5.00
                                      --------   --------  -------    --------
Outstanding, December 31,              705,000       4.20  654,000        5.33
                                      ========   ========  =======    ========

      195,000 options under the 2004 Incentive Plan are outstanding and exercisable as of December 31, 2005.

      No options were exercised in 2005 and 2004.


      The following table summarizes information about shares subject to outstanding options as of December 31, 2005 which were issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

                 OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
               -----------------------     -------------------------------------
                                           WEIGHTED-
                             WEIGHTED-      AVERAGE                    WEIGHTED-
                 RANGE OF     AVERAGE      REMAINING                    AVERAGE
  NUMBER         EXERCISE     EXERCISE       LIFE         NUMBER       EXERCISE
OUTSTANDING       PRICES       PRICE       IN YEARS     EXERCISABLE      PRICE
-----------    -----------   ---------     ---------    -----------    ---------

   100,000           $4.21       $4.21          3.76         50,000        $4.21
   305,000           $4.78       $4.78          4.31        182,500        $4.78
   200,000           $3.40       $3.40          5.22         50,000        $3.40
   100,000           $4.05       $4.05          5.42         25,000        $4.05
-----------                                             -----------
   705,000     $3.40-$4.78       $4.20          4.46        307,500        $4.40
===========                                             ===========

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SEGMENT INFORMATION

      The Company's operations fall into one industry segment: providing IT outsource services to business customers. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. Consequently, the Company has one operating segments: Hungary. The performance of geographic operating segments is monitored based on net income or loss from continuing operations (after income taxes, interest, and foreign exchange gains/losses). The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 2. There are no intersegment sales revenues.

      The following tables summarize financial information by geographic segment for the year ended December 31, 2005 and 2004:

Geographic information for 2005

                                        Hungary       Corporate        Total
                                      -----------    -----------    -----------
Total revenues                        $ 1,964,998             --    $ 1,964,998

Depreciation                              147,547             --        147,547
Intangible amortization
(customer contract)                       361,931             --        361,931

Interest income                             2,512             --          2,512
Interest expense                          (38,240)            --        (38,240)
Net interest (expense)
income                                    (35,728)            --        (35,728)

Income tax - current                           --             --             --
Income tax - deferred                      57,908             --        57 ,908
Net loss from continuing operations   $  (314,700)   $(1,703,466)   $(2,018,166)

Fixed assets, net                       1,071,989             --      1,071,989
Fixed asset additions                     103,835             --        103,835
Goodwill                                8,150,672                     8,150,672


Geographic information for 2004

                                                      Corporate        Total
                                                      ----------     ----------
Total revenues                                                --             --

Depreciation                                               2,048          2,048
Intangible impairment                                         --             --
Goodwill impairment                                           --             --

Interest income                                           49,154         49,154
Interest expense                                              --             --
Net interest (expense)
income                                                    49,154         49,154

Income tax                                                    --             --
Net loss from continuing operation                    (1,402,766)    (1,402,766)

Fixed assets, net                                             --             --
Fixed asset additions                                      2,048          2,048
Goodwill                                                      --             --

                           EUROWEB INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Goodwill and related impairment amounts are recorded in the books of the Corporate entity and allocated to reporting units.

15.  RELATED PARTY TRANSACTIONS

      KPN owned approximately 43.54% (December 31, 2005: 35.20%) of the outstanding shares of Euroweb common stock as of December 31, 2004, and a majority interest in Pantel. On February 28, 2005, KPN sold its 75.1% interest in Pantel to Hungarian Telephone and Cable Corp. Therefore, Pantel is no longer considered a related party of the Company effective March 1, 2005. There were no material related party transactions in continouing operation in 2005 and 2004.


16. SUBSEQUENT EVENTS

(a) Issuance of shares

      In January 2006, the Company issued 58,968 shares of common stock out of the total 82,781 covering the service period between April 15, 2005 to December 31, 2005.

(b)  Termination of Consultant contract

      In February 2006, the Company terminated its contract with a consultant providing investor relation services. The warrants granted under the contract are reduced time-proportionally to 83,330, based on the time in service by the consultant.

(c) Cancellation of shares put into escrow

      In January 2006, the Company acquired and cancelled the shares that were put into escrow.