Form 10QSB
period 2006-03-31
EUROWEB INTERNATIONAL CORP
filed 2006-05-15
CIK 905428

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2006

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to _______
           Commission file number 001-12000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common Stock, $.001 par value                    5,843,067
                   (Class)                   (Outstanding at May 10, 2006)

Transitional Small Business Disclosures Format (Check one): Yes [_] No [X]

                           EUROWEB INTERNATIONAL CORP.


                                      INDEX

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheet as of March 31,
      2006                                                                     3

      Condensed Consolidated Statements of Operations and
      Comprehensive Loss for the three months ended March
      31, 2006 and 2005                                                        4

      Condensed Consolidated Statements of Stockholders'
      equity for the three months ended March 31, 2006 and
      twelve months ended December 31, 2005                                    5

      Condensed Consolidated Statements of Cash Flows for
      the three months ended March 31, 2006 and 2005                           6

      Notes to Condensed Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        18

Item 3.  Controls and Procedures                                              25


PART II. Other Information                                                    26


Signature                                                                     28

                           EUROWEB INTERNATIONAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                 March 31, 2006
                                                                ---------------
ASSETS
  Current Assets
    Cash and cash equivalents                                   $       691,021
    Trade accounts receivable, net of allowance for
    doubtful accounts of $201,223                                     1,430,263
    Unbilled receivables                                                113,713
    Prepaid expenses and other current assets                           281,545
                                                                ---------------
         Total current assets of continuing operations                2,516,542
                                                                ---------------
    Total assets of discontinued operations                          19,179,425
         Total current assets                                        21,695,967
                                                                ===============

  Property and equipment, net                                         1,072,305
  Intangibles - customer contracts, net                               2,784,810
  Goodwill                                                            8,150,672
                                                                ---------------
         Total assets                                           $    33,703,754
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Trade accounts payable                                      $     1,278,462
    Current portion of bank loan and overdraft                          789,206
    Other current liabilities                                           202,462
    Accrued expenses                                                    701,946
                                                                ---------------
         Total current liabilities of continuing
                operations                                            2,972,076
   Total liabilities of discontinued operations                      12,905,537
                                                                ---------------
          Total current liabilities                                  15,877,613
                                                                ---------------

   Deferred tax liability                                               445,570
   Bank loan                                                            393,476

Commitments and contingencies

   Stockholders' Equity
   Common stock, $.001 par value - authorized
        35,000,000 shares; 5,843,067 shares
        issued and outstanding                                           25,307
   Additional paid-in capital                                        51,900,890
   Accumulated deficit                                              (35,332,003)
   Accumulated other comprehensive income                               392,901
                                                                ---------------
         Total stockholders' equity                                  16,987,095
                                                                ---------------

         Total liabilities and stockholders' equity             $    33,703,754
                                                                ===============

     See accompanying notes to condensed consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                          Three months ended
                                                                              March 31,
                                                                        2006              2005
                                                                    -------------    -------------
Revenues                                                            $   1,792,286             --

Cost of revenues (Exclusive of depreciation and
   amortization shown separately below)                                   662,218             --

Operating expenses
   Compensation and related costs                                         761,766           97,899
   Consulting, director and professional fees                             421,676          178,538
   Other selling, general and administrative expenses                     279,433          116,134
   Depreciation and amortization                                          455,220             --
                                                                    -------------    -------------
       Total operating expenses                                         1,918,095          392,571

Operating loss                                                           (788,027)        (392,571)


   Interest expense                                                       (31,182)            --
                                                                    -------------    -------------


Loss from continuing operatings before income taxes                      (819,209)        (392,571)

Income tax expense, current                                               (21,075)            --
Income tax benefit, deferred                                               55,598             --
                                                                    -------------    -------------
Income tax benefit                                                         34,523             --

Loss from continuing operations                                          (784,686)        (392,571)
(Loss) income from discontinued operations, net of tax                   (244,886)         167,152

Net loss                                                               (1,029,572)        (225,419)

Other comprehensive income                                                293,220          170,025
                                                                    -------------    -------------

Comprehensive loss                                                  $    (736,352)   $     (55,394)
                                                                    =============    =============

Loss per share, from continuing operations, basic and diluted       $       (0.14)   $       (0.07)
Loss per share from discontinued operations, basic and diluted      $      ( 0.04)   $        0.03
Net loss per share, basic and diluted                               $      ( 0.18)   $       (0.04)
                                                                    =============    =============

Weighted average number of shares outstanding, basic and diluted        5,839,136        5,342,533


       See accompanying notes to condensed consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                        Common Stock
                                                 ---------------------------     Paid-in        Accumulated
                                             Number of shares     Amount         Capital         Deficit
                                             ----------------   ------------   ------------    ------------

Balances, January 1, 2005                             24,807    $  5,342,533   $ 50,780,084    $(35,982,726)
                                                 ============   ============   ============    ============
Foreign currency translation loss                        --             --             --              --
Compensation charge on share
options and warrants issued to consultants
                                                         --             --          192,294            --
Issuance of shares (Navigator Rt. acquisition)
                                                          441        441,566      1,681,693            --
Cancellation of treasury stock                           --             --       (1,115,412)           --
Net income for the period                                --             --             --         1,680,295
                                                 ------------   ------------   ------------    ------------
Balances, December 31, 2005                            25,248      5,784,099     51,538,659     (34,302,431)
                                                 ------------   ------------   ------------    ------------
Foreign currency translation gain                        --             --             --              --
Compensation charge on share
options and warrants issued to employees,
        directors and consultants                        --             --          185,207
Issuance of shares to the President                        59         58,968        177,024            --
Net loss for the period                                  --             --             --        (1,029,572)
                                                 ------------   ------------   ------------    ------------
Balances, March 31, 2006                              25,307    $  5,843,067   $ 51,900,890    $(35,332,003)
                                                 ============   ============   ============    ============

                                                 Accumulated
                                                    Other
                                                 Comprehensive     Treasury     Stockholders'
                                                 Gains(Losses)       Stock         Equity
                                                 ============    ============   ============
Balances, January 1, 2005                        $    108,266    $ (1,115,412)  $ 13,815,019
Foreign currency translation loss                      (8,585)           --           (8,585)
Compensation charge on share
options and warrants issued to consultants               --              --          192,294

Issuance of shares (Navigator Rt. acquisition)           --              --        1,682,134
                                          --             --         1,115,412           --
Cancellation of treasury stock                           --              --        1,680,295
                                                 ------------    ------------   ------------
Net income for the period                              99,681            --       17,361,157
Balances, December 31, 2005                      ------------    ------------   ------------
Foreign currency translation gain                     293,220            --          293,220
Compensation charge on share
options and warrants issued to employees,
        directors and consultants                        --              --          185,207
Issuance of shares to the President                      --              --          177,083
Net loss for the period                                  --              --       (1,029,572)
                                                 ------------    ------------   ------------
Balances, March 31, 2006                         $    392,901            --     $ 16,987,095
                                                 ------------    ------------   ------------

       See accompanying notes to condensed consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                              Three Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                              2006           2005
                                                          -----------     -----------
   Operating activities from continuing operations        $(1,249,255)    $  (295,833)

   Operating activities from discontinued operations        1,104,849         563,597
                                                          -----------     -----------
           Net cash (used in) provided by operating
           activities                                        (144,406)        267,764
                                                          -----------     -----------

Cash flows from investing activities:
   Purchase of property and equipment                        (108,046)           --
   Investing activities from discontinued operations         (502,865)       (511,964)
                                                          -----------     -----------
           Net cash used in investing activities             (610,911)       (511,964)
                                                          -----------     -----------

Cash flows from financing activities:
   Repayment of bank loans                                    (77,658)           --
   Utilization of bank overdraft                              194,577            --
   Principal payments under capital lease obligations         (13,761)           --
   Financing activities from discontinued operation          (226,626)       (137,076)
                                                          -----------     -----------
          Net cash used in financing activities              (123,468)       (137,076)
                                                          -----------     -----------

Effect of exchange rate changes on cash and cash
   equivalents                                                  1,116          (2,326)
                                                          -----------     -----------

Net decrease in cash and cash equivalents                    (383,602)       (877,669)
Cash and cash equivalents, beginning of period              1,568,690       2,379,552
                                                          -----------     -----------
Cash and cash equivalents, end of period                  $   691,021     $ 1,995,950
                                                          ===========     ===========

Supplemental disclosure:
Cash paid for interest                                    $    30,114            --


Summary of non-cash transactions
Shares issued to the President                            $   177,083            --


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

The Company operates in Hungary through its subsidiary Navigator Informatika Rt. ("Navigator"), which was acquired on October 7, 2005.

The Company provides a full range of information technology ("IT") outsourcing services through its subsidiary, Navigator. The IT outsourcing services provided by the Company are primarily comprised of IT maintenance, procurement, consultancy and related services.

On April 15, 2005, the Company disposed of Euroweb Slovakia a.s. ("Euroweb Slovakia") for cash of $2,700,000 and, as a result, has ceased operations in Slovakia.

On December 15, 2005, the Board of Directors of the Company decided to sell its entire interest in the wholly owned Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 19, 2005, the Company entered into a share purchase agreement with Invitel Tavkozlesi Szolgaltato Rt. ("Invitel"), a Hungarian joint stock company, to sell the entire interest in its two Internet- and telecom-related operating subsidiaries, Euroweb Hungary and Euroweb Romania, subject to various conditions including, but not limited to, shareholders' approval. Euroweb Hungary and Euroweb Romania, in additional to Euroweb Slovakia, are classified in the Company's financial statements as discontinued operations for all periods presented.

Approximately 89% of the consolidated revenue for the three months ended March 31, 2006 was generated from the four most significant customers of the Company as follows:

                                                Revenue
                                               Generated          As a %
------------------------------------------------------------------------
Company 'A':                                     $473,276          26.41
Company 'B':                                      454,819          25.38
Company 'C':                                      374,695          20.91
Company 'D':                                      285,135          15.91
Other companies:                                  204,361          11.39
------------------------------------------------------------------------
Total revenue:                                 $1,792,286         100.00

2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The interim unaudited condensed consolidated financial statements of Euroweb and its consolidated subsidiaries included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, appearing in the Annual Report on Form 10-KSB of the Company for the year then-ended.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

All   intercompany   balances  and   transactions   have  been   eliminated   in
consolidation.

Prior   periods  have  been   reclassified   to  conform  with  current   period
presentation.

Use of Estimates. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Stock-based compensation. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (SFAS No.
148). As a result, no expense was recognized for options to purchase its common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended December 31, 2005 or 2004, nor in the three-month ended March 31, 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005 for small business issuers. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, the Company have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month periods ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an straight-line basis over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 5 to the Company's Unaudited Condensed Consolidated Financial Statements for a further discussion on stock-based compensation. Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, the Company's net loss is $119,037 lower for the three-month period ended March 31, 2006 than had we continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the three-month periods ended March 31, 2006 would have been $ 0.16 had we not adopted SFAS No. 123R, compared to reported basic and diluted net loss per share of $0.18 for the three-month period ended March 31, 2006. The adoption of SFAS No. 123R had no impact on cash flows from operations, investing or financing.

                           Euroweb International Corp.
           Notes to Unaudited Condensed Consolidated Financial Statements

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company's common stock over a period commensurate with the options' expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission ("SEC") guidance provided in the SEC's Staff Accounting Bulletin 107, ("SAB 107"), using a "simplified" method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company's stock options. The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the first three months of 2005.

                                             Three Months
                                          Ended March 31, 2005
                                       --------------------------
     Expected volatility                           88%
     Expected dividends                             -
     Expected term (in years)                       6
     Risk-free rate                                 4%

No options have been granted or exercised in the three months ended March 31, 2006.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company's stock options, provided the option exercise price was not less than the common stock's fair market value on the date of the grant. The Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The net loss amount utilized within the following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for its employee stock option and employee stock purchase plans for the three-month period ended March 31, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards:



  Three months ended                                        March 31, 2005
  ------------------                                        --------------

  Net loss:
      Net loss, as reported                                     $(225,419)
      Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of tax effects                (169,322)
                                                                 ---------
      Pro forma net loss                                        $(394,741)
                                                                 =========
  Basic and diluted loss per share:
      As reported, basic and diluted                              $ (0.04)
      Pro forma, basic and diluted                                $ (0.07)

                           Euroweb International Corp.
           Notes to Unaudited Condensed Consolidated Financial Statements

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes in option grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of future grants.

Note that the above pro forma disclosure was not presented for the three-month periods ended March 31, 2006, because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for these periods. As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations was to increase expenses and net loss by approximately $0.1 million for the three months ended March 31, 2006. The following table shows total stock-based employee compensation expense (see Note 5 for types of stock-based employee arrangements) included in the condensed consolidated statement of operations for the three-month periods ended March 31, 2006:

Categories of                                      Three months ended
cost and expenses                                      March 31, 2006
---------------------------------------------------------------------
Compensation and related costs                                $36,591
Consulting, directors and professional fees                    82,446
---------------------------------------------------------------------
Total stock-based compensation expense                       $119,037


There was no capitalized  stock-based employee compensation cost as of March 31,
2006.  There  were  no  material   recognized  tax  benefits  during  the  first
three-month period ended March 31, 2006.

Earnings per Share. The following is a reconciliation from basic earnings per share to diluted earnings per share for the three month periods ended March 31, 2006 and 2005:

                                           Three months ended
                                                March 31,
                                           2006           2005
                                       -----------    -----------
Net loss attributable to
common stockholders (A)                $(1,029,572)   $  (225,419)
                                       -----------    -----------

Determination of shares
Weighted average common shares
  outstanding - basic (B)                5,839,136      5,342,533
Assumed conversion of dilutive stock
  options and warrants                        --             --
Weighted average common shares
   outstanding - diluted (C)             5,839,136      5,342,533
                                       -----------    -----------

Net income (loss) per common share
   Basic (A/B)                         $     (0.18)   $     (0.04)
   Diluted (A/C)                       $     (0.18)   $     (0.04)

                           Euroweb International Corp.
           Notes to Unaudited Condensed Consolidated Financial Statements

The Company had potentially dilutive common stock equivalents of 788,330 and 1,084,000 for the three months ended March 31, 2006 and 2005, which were not included in the computation of diluted net loss per share, because they were antidilutive.

3.  Bank Loans and Overdrafts

On April 6, 2005, the Company entered into a long-term loan agreement with Commerzbank Bank Rt (the "Bank") for HUF 201,250,000 (approximately $918,111 at the March 31, 2006 exchange rate), with an interest rate of three month Budapest Interbank Offered Rate ("BUBOR") +2.5%. Approximately $655,794 was outstanding at March 31, 2006. The loan is repayable in 14 quarterly instalments of HUF 14,375,000 (approximately $65,579) plus quarterly interest starting on May 31, 2005. The shares of the Navigator and Euroweb Hungary were pledged as collateral for this loan, as well as a general lien established on all of the assets of these subsidiaries of Euroweb.

In addition to the long-term loan agreement, the Company also entered into an overdraft facility for unlimited period of time with 30 days termination period with the Bank for HUF 130,000,000 (approximately $593,066 at the March 31, 2006 exchange rate ) on July 20, 2005. Approximately $526,888 was outstanding at March 31, 2006. The interest rate is BUBOR + 1.5%.

Additionally, on September 1, 2005, the Company entered into a two-month loan facility agreement with the Bank for approximately $140,462 (HUF 30,000,000) to fund working capital. The Company did not have outstanding balances under this agreement as of March 31, 2006. The contract expired on March 31, 2006. The interest rate was BUBOR + 1.5%.

4. Discontinued Operations and Disposal of Subsidiaries

Completed sale of Euroweb Slovakia On April 15, 2005, the Company sold Euroweb Slovakia for cash of $2,700,000.

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

The Company believes that the sale of Euroweb Slovakia and the proposed sale of Euroweb Hungary and Euroweb Romania meet the criteria for presentation as a discontinued operation under the provisions of "SFAS 144", therefore amounts relating to Euroweb Slovakia, Euroweb Hungary and Euroweb Romania have been reclassified as discontinued operations for all periods presented.

                           Euroweb International Corp.
           Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the details of result of discontinued operation per reporting units for the three months ended March 31, 2006 and 2005 as follows:

Country / Three months ended March 31,                    2006           2005
-------------------------------------------------------------------------------
Income from discontinued Slovakian operations          $    --            5,270
Loss from discontinued Hungarian operations             (635,501)      (219,518)
Income from discontinued Romanian operations             390,615        381,400
-------------------------------------------------------------------------------
Income (loss) from discontinued operations             $(244,886)     $ 167,152
                                                       =========      =========

The following information is a summary of selected items from Euroweb Hungary's consolidated balance sheet as at March 31, 2006:

Description                                         March 31, 2006
------------------------------------------------------------------
Total assets                                          $ 13,104,598
Total liabilities                                       10,299,461
------------------------------------------------------------------
Net assets                                            $  2,805,137
                                                      ============

The following information is a summary of selected items from Euroweb Romania's balance sheet as at March 31, 2006:

Description                                         March 31, 2006
------------------------------------------------------------------
Total assets                                           $ 6,074,827
Total liabilities                                        2,606,076
------------------------------------------------------------------
Net assets                                             $ 3,468,751
                                                      ============


5.  Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company adopted SFAS 123R using the modified prospective transition method, which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining requisite service periods of those awards, with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and are recognized on a straight-line basis over the requisite service periods of each award. The new standard also requires the Company to estimate forfeiture rates for all unvested awards, which it has done for 2006 based on its historical experience.

                           Euroweb International Corp.
           Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2006, the Company has one share-based compensation plans: the 2004 Stock Incentive Plan.

      Pursuant to the Company's 2004 Stock Incentive Plan (the "Plan"), 800,000 shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. The plan was approved by the Company's Annual Meeting of Stockholders in May 2004. Option awards must be granted with an exercise price at not less than the fair market price of the Company's common stock on the date of the grant; those option awards generally vest over a three or four-year period in equal increments of 33% or 25%, beginning 6 months after the date of the grant. All options granted have contractual terms of six years from the date of the grant and expires 3 months after the holder leaves the Company. The grant date fair value is calculated using the Black-Scholes option valuation model.

The Company has granted the following options under the Plan:

On April 26, 2004, the Company granted 125,000 options to its Chief Executive Officer, an aggregate of 195,000 options to five employees and an aggregate of 45,000 options to two consultants of the Company. The stock options granted to the Chief Executive Officer vest at the rate of 31,250 on November 1, 2004 and each October 1 of 2005, 2006 and 2007. The stock options granted to the other employees and consultants vest at the rate of 80,000 on November 1, 2004 and each October 1 of 2005, 2006. The exercise price of the options ($4.78) is equal to the market price on the date the grants were made. 60,000 options out of the 195,000 options granted to employees have been expired unexercised due to termination of two employee contracts in 2005.

In accordance with APB No. 25, no compensation expense was recorded for the options granted to the Chief Executive Officer, and the five employees until December 31, 2005. Compensation charge according to SFAS 123R adopted from January 1, 2006 was $36,591 in the three months period ended March 31, 2006.

In accordance with SFAS 123, the Company will recognize total compensation charges of approximately $162,000 for the grants made to the two consultants as such consultants do not qualify as employees. Such compensation charges are recognized over the vesting period of three years. Compensation expense for the three months ended March 31, 2006 was $5,580 (2005: $15,100).

On March 22, 2005, the Company granted an aggregate of 200,000 options to two of the directors. The stock options granted to the directors on March 22, 2005 vest at the rate of 50,000 on each September 22 of 2005, 2006, 2007 and 2008. The exercise price of the options ($3.40) is equal to the market price on the date the grants were made. In accordance with APB 25, no compensation charges were accounted in respect of these grants until December 31, 2005. Compensation charge according to SFAS 123R adopted from January 1, 2006 was $43,244 in the three months period ended March 31, 2006.

On June 2, 2005, the Company granted 100,000 options to a director of the Company, which vest at the rate of 25,000 on each December 2 of 2005, 2006, 2007, and 2008. No compensation charge was accounted in respect of this grant until December 31, 2005. Compensation charge according to SFAS 123R adopted from January 1, 2006 was $25,644 in the three months period ended March 31, 2006.

                           Euroweb International Corp.
           Notes to Unaudited Condensed Consolidated Financial Statements

      The following table summarizes the option activity under the Plan as of March 31, 2006 and changes during the quarter then ended:

                                                   Weighted        Weighted Average
                                                   Average             Remaining       Aggregate
                                   Number of       Exercise        Contractual Term    Intrinsic
Stock Options                       Shares          Price             (in years)         Value
------------------------------   ------------   --------------     ----------------
Outstanding at January 1, 2006        605,000       $    4.20
Granted                                  --              --
Exercised                                --              --
Forfeited or expired                     --              --
                                 ------------   --------------
Outstanding at March 31, 2006         605,000       $    4.20                4.5         $ 0
Exercisable at March 31, 2006         257,500       $    4.29                4.4         $ 0


The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock. The intrinsic value of stock options exercised during the three months ended March 31, 2006 was $0.

As of March 31, 2006, there was approximately $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the Plan, which is expected to be recognized over a weighted-average period of 2 years. No options were in money as of March 31, 2006.

Other option outside of the Plan

On October 13 2003, the Company granted one of the Directors 100,000 options at an exercise price (equal to the fair value on that day) of $4.21 per share, with 25,000 options vesting on each April 13 of 2004-2007. In accordance with APB No. 25, no compensation expense was recorded for the options granted to the Director until December 31, 2005. Compensation charge according to SFAS 123R adopted from January 1, 2006 was $13,558 in the three months period ended March 31, 2006. The option was not exercised. The intrinsic value of this stock options exercised during the three months ended March 31, 2006 was $0. As of March 31, 2006, there was approximately $24,864 of total unrecognized compensation cost related to non-vested share-based compensation granted under this grant, which is expected to be recognized over a weighted-average period of 1 year. The option were not in money as of March 31, 2006.

                           Euroweb International Corp.
           Notes to Unaudited Condensed Consolidated Financial Statements

The President and a Director of the Company is eligible to receive an annual compensation of $250,000 starting from April 15, 2005, which is payable in Euroweb shares of common stock. The number of shares to be paid is calculated based on the average closing price 10 days prior to each employment year. The number of shares for the year ended April 14, 2006 is 82,781. Compensation expense for the three months period ended March 31, 2006 was $62,499.

On June 7, 2005, the Company granted 100,000 warrants to a consulting company as compensation for investor relations services at exercise prices as follows:
40,000 warrants at $3.50 per share, 20,000 warrants at $4.25 per share, 20,000 warrants at $4.75 per share and 20,000 warrants at $5 per shares. The warrants have a term of five years and tranches vest proportionately at a rate of a total 8,333 warrants per month over a one year period. The warrants are being expensed over the performance period of one year. Compensation expense for the three months period ended March 31, 2006 was $60,590. In February 2006, the Company terminated its contract with the consultant company providing investor relation services. The warrants granted under the contract are reduced time-proportionally to 83,330, based on the time in service by the consultant company.

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

      The Company has entered into a two-year employment agreement with Moshe Schnapp as President and Director of the Company starting from April 15, 2005, which grants an annual compensation of $250,000 to be paid in the form of Euroweb shares of common stock. The number of shares to be received by Mr. Schnapp is calculated based on the average closing price 10 days prior to the commencement of each employment year. For the year ended April 14, 2007, Mr. Schnapp will receive 76,103 Euroweb shares of common stock.

(b) Lease Agreements

The Company's subsidiary has entered into various capital leases for service equipment, as well as non-cancelable agreement for office premises.

(c) Legal Proceedings

Except as set forth below, there are no known significant legal procedures that have been filed and are outstanding against the Company:

                           Euroweb International Corp.
           Notes to Unaudited Condensed Consolidated Financial Statements

On April 26, 2006, a lawsuit was filed in Delaware Court of Chancery (the "Court") by a stockholder of the Company against the Company, each of the Company's directors and CORCYRA d.o.o., a stockholder of the Company that beneficially owns 39.81% of the Company's outstanding common stock of the Company. The Complaint is entitled Laurence Paskowitz v. Csaba Toro et al., C.A. No. 2110-N and was brought individually and as a class action on behalf of certain of the Company's common stockholders excluding defendants and their affiliates. The plaintiff alleges the proposed sale of 100% of the Company's interest in the Company's two Internet and telecom related operating subsidiaries (the "Subsidiaries") constitutes a sale of substantially all of the Company's assets and requires approval by a majority of the voting power of the Company's outstanding common stock under Section 271 of the Delaware General Corporation Law. The plaintiff also alleges the defendants breached their fiduciary duties in connection with the sale of the subsidiaries and the disclosures contained in the proxy statement filed on April 24, 2006. The plaintiff applied for a temporary restraining order seeking to enjoin the special meeting on May 15, 2006.

The Company denies any and all allegations of wrongdoing; however, in the interests of conserving resources, on April 28, 2006, the parties to the litigation entered into a Memorandum of Understanding providing for, subject to confirmatory discovery by plaintiff, the negotiation of a formal stipulation of a settlement of the litigation. Pursuant to the proposed settlement, the Board of Directors of the Company has determined to: (i) increase the vote required to approve the sale of 100% of the Company's interest in the Subsidiaries, (ii) revise the disclosure within the proxy statement to eliminate the bonus of up to US $400,000, which the Compensation Committee of the Company had the option to pay to select members of management, as the Board of Directors had previously elected to terminate the ability to pay such bonus and (iii) provide supplemental disclosure as contained in the Supplemental Proxy Statement to be mailed to stockholders and filed with the Securities and Exchange Commission on May 3, 2006. The settlement will provide for dismissal of the litigation with prejudice and is subject to Court approval. As part of the settlement, the Company has agreed to pay an amount of attorneys' fees and expenses that is to be negotiated between the two parties or, lieu of such agreement between the two parties, will be determined by the Court.

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

Pursuant to the registration rights agreement signed on June 1, 2004 with the sellers of Elender, if the shares of the Company's common stock issued to the sellers were not registered within 120 days of Closing (closing was on June 9, 2004) for reasons attributable to the Company, a penalty of $2,000 per day is payable until the shares are registered. In case of disposal of Euroweb Hungary and Euroweb Romania, the Company will have to re-register the shares issued in connection with the acquisition of Elender. In case of late filing of this registration statement may result penalty payment obligation.

                           Euroweb International Corp.
           Notes to Unaudited Condensed Consolidated Financial Statements

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

(h) Potential Penalty of EUR 400,000

If by June 30, 2006, the Company either fails to comply with the provisions of the share purchase agreement about the disposition of Euroweb Hungary and Euroweb Romania to Invitel, or the Stockholders Meeting of the Company fails to approve the transaction as set forth in the agreement, then the Company shall on demand reimburse to Invitel all costs, expenses and fees (including without limit financial and technical advisors and attorneys fees) in relation to the investigation, and negotiation of the Transaction, and all associated and connected matters up to the maximum amount of EUR 400,000.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Operations


Overview


Euroweb International Corp. ("Euroweb" or the "Company") operates in Hungary and Romania, through its subsidiaries Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary"), Navigator Informatika Rt. ("Navigator") and Euroweb Romania S.A. ("Euroweb Romania"). Euroweb Hungary and Euroweb Romania are currently held for sale and are classified as discontinued operations for all periods presented in the Company's financial statements.

On April 15, 2005, the Company disposed of Euroweb Slovakia a.s. ("Euroweb Slovakia") for cash of $2,700,000 and, as a result, has ceased operations in Slovakia.

On December 15, 2005, the Board of Directors of the Company decided to sell 100% of its interest in Euroweb Hungary and Euroweb Romania. On December 19, 2005, the Company entered into a share purchase agreement with Invitel Tavkozlesi Szolgaltato Rt. ("Invitel"), a Hungarian joint stock company, to sell 100% of the Company's interest in Euroweb Hungary and Euroweb Romania, subject to various conditions including, but not limited, to shareholders' approval.

The Company believes that the sale of Euroweb Slovakia and the proposed sale of Euroweb Hungary and Euroweb Romania meet the criteria for presentation as discontinued operations under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, Euroweb Slovakia, Euroweb Hungary and Euroweb Romania have been reclassified as discontinued operations in the financial statements of the Company for all periods presented.

Through its subsidiary Navigator, the Company provides a full range of information technology ("IT") outsourcing services. The IT outsourcing services provided by the Company primarily comprise IT maintenance, procurement, consultancy and related services.

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

o     Sale of IT devices

      Critical Accounting Policies

      The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Accounting policies that management believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements are the same as those described in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005. (d)

      Results of Operations

      Three Months Period Ended March 31, 2006 Compared to Three Months Period Ended March 31, 2005

Due to the acquisition of Navigator on October 7, 2005 and the discontinued operation presentation of Euroweb Hungary, Euroweb Romania and Euroweb Slovakia, the condensed consolidated statements of operations for the quarter ended March 31, 2006 and 2005 are not comparable. The financial figures for 2005 only include the corporate expenses of the Company's legal entity registered in the State of Delaware, while Navigator is only consolidated since October 7, 2005.


        Three months ended March 31,              2006        2005
                                           -----------  -----------
        Total revenues                     $ 1,792,286         $ 0

The revenue increase reflects the consolidation of Navigator from October 7, 2005.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the three months ended March 31, 2006 and 2005:

        Three months ended March 31,              2006         2005
                                           -----------  -----------
        Total cost of revenues               $ 662,218     $      0

Cost of revenues (excluding depreciation and amortization) principally comprises the cost of fixed assets sold during the course of IT outsourcing projects, the cost of materials required to perform IT outsourcing activities and the cost of project-dedicated sub-contractors consolidated from October 7, 2005.

Compensation and related costs

The following table summarizes compensation and related costs for the three months ended March 31, 2006 and 2005:

        Three months ended March 31,              2006        2005
                                           -----------  -----------
        Compensation and related costs       $ 761,766     $ 97,899


Overall,  compensation  and  related  costs  increased  by  678%  (approximately
$664,000). The increase is primarily attributable to the acquisition of Navigator in October 2005 (approximately $567,000) and the compensation for the new president (approximately $62,000). The remaining increase is due to the increase of compensation charge on options issued to employees in accordance with SFAS 123R.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the three months ended March 31, 2006 and 2005:


        Three months ended March 31,              2006        2005
                                           -----------  -----------
        Consulting, director and
        professional fees                    $ 421,676    $ 178,538

Overall, consulting, director and professional fees increased by 136% (approximately $243,000). The increase is primarily attributable to the acquisition of Navigator in October 2005 (approximately $109,000) and a compensation charge on stock option and warrants to directors and consultants in accordance with SFAS 123R (approximately $134,000).

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended March 31, 2006 and 2005:

        Three months ended March 31,              2006         2005
                                           -----------  -----------
        Other selling, general and
        administrative expenses              $ 279,433    $ 116,134

Overall other selling, general and administrative expenses increased by 141% (approximately $163,000) mainly due to the acquisition of Navigator in October 2005.

Depreciation and amortization

The following table summarizes depreciation and amortization for the three months ended March 31, 2006 and 2005:

Three months ended March 31,                      2006         2005
                                            ----------   ----------
Depreciation                                 $ 107,730          $ -
Amortization of intangibles                  $ 347,490            -
                                                                  -
                                            ----------   ----------
Total depreciation and amortization          $ 455,220          $ -
                                            ==========    =========


Depreciation has increased by $107,730 in the three months ended March 31, 2006. The increase can be attributed exclusively to the acquisition of Navigator.

Amortization of intangibles of $347,490 in 2006 relates to certain customer contracts of Navigator, which were recognized as intangible assets upon acquisition.

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2006 and 2005:

        Three months ended March 31,              2006         2005
                                           -----------  -----------
        Interest expense                      $(31,182)           -

The increase in interest expense is due to the consolidation of Navigator. The loan liability of Navigator has increased interest expense by more than $31,000 due to bank loan and overdraft facility outstanding.

Liquidity and Capital Resources

As of March 31, 2006, our cash, cash equivalents and marketable securities were approximately $0.7 million, a decrease of approximately $0.9 million from the end of fiscal year 2005. Due to cash consumption of losses in the three month period ended March 31, 2006 and 2005, cash flow provided by (used in) operation did not offset the cash used in financing and investing activities neither in the three months ended March 31, 2006 nor in the three months ended March 31, 2005.

Cash flow used in operating activities for the three months ended March 31, 2006 was $0.1 million in opposite to $0.3 million cash provided by operating activities in the months ended March 31, 2005. The $0.4 million change is due to the decreased profitability of the subsidiaries of the Company.

Cash used in investing activities included Navigator related $0.1 million capital expenditures in the three months ended March 31, 2006, while investing activities from discontinued operations were $0.5 million both in the three months ended 2006 and 2005.

Cash used in financing activities was $0.1 million in 2005 and 2006. Navigator related cash provided by the financing activity was $0.1 million mainly due to the utilization of bank overdraft, while Euroweb Hungary and Euroweb Romania related cash used in financial activities as discontinued operation increased by $0.1 million comparing 2005 is mainly due to partial loan repayment by Euroweb Hungary in connection with $6 million Navigator related loan provided by Commerzbank Hungary Rt in October 2005.

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months if the Company completes the sale of Euroweb Hungary and Euroweb Romania. Unsuccessful disposition of these or one of the subsidiaries and an associated potential penalty of EUR 400,000 may lead to liquidity difficulties without further capital raising or additional indebtedness.

In the event the Company makes future acquisitions in Central and Eastern Europe, the excess cash on hand, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may consider the sale of non-strategic assets or subsidiaries.

Inflation and Foreign Currency

The Company maintains its books in local currency: Hungarian Forint for Navigator and US Dollars for the Parent Company registered in the State of Delaware.

The Company's operations are primarily outside of the United States through its wholly owned subsidiary. All the Company's customers are in Hungary. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company's subsidiaries forint denominated balance sheets into U.S. dollars, as of March 31, 2006, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 213.58 as of December 31, 2005, to 219.20 as of March 31, 2006, an approximate 3% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2006 and 2005 were 213.52 and 185.71, respectively.

Effect of Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method and therefore did not restate results for prior periods. Prior to January 1, 2006 the Company accounted for share-based compensation arrangements in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and complied with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires all public entities that used the fair-value method for either recognition or disclosure under SFAS 123 to apply the modified prospective transition method as of the required effective date. As a result, the Company adopted the provisions of SFAS 123R using this method, effective January 1, 2006. Under the modified prospective method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 are recognized as compensation cost over the remaining requisite service periods, as prior periods may not be restated. The adoption of SFAS 123R increased our expenses and reported net loss for the three months ended March 31, 2006 by $0.1 million.

Management forecasts that the impact of adopting SFAS 123R for the twelve months ending December 31, 2006 will be approximately $0.4 million. This forecast is based on the Black-Scholes option-pricing model, the price of our stock at the time of grants, the volatility of our stock price and the expected forfeiture rates. As such, our actual stock option expense may differ from this estimate.

In December 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" ("ARB 43") to eliminate the "so abnormal" criterion in ARB 43 and requires companies to recognize abnormal freight, handling costs, and amounts of wasted material (spoilage) as current-period charges. Additionally, SFAS 151 clarifies that fixed production overhead cost should be allocated to inventory based on the normal capacity of the production facility. Management adopted this Statement as of January 1, 2006 and will apply its standards after such date. The adoption of SFAS No. 151 did not have a material impact on the Company's financial statements.

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

                                     PART II

ITEM  1. LEGAL PROCEEDINGS

         On April 26, 2006, a lawsuit was filed in Delaware Court of Chancery (the "Court") by a stockholder of Euroweb International Corp. (the "Company") against the Company, each of the Company's directors and CORCYRA d.o.o., a stockholder of the Company that beneficially owns 39.81% of the Company's outstanding common stock of the Company. The Complaint is entitled Laurence Paskowitz v. Csaba Toro et al., C.A. No. 2110-N and was brought individually and as a class action on behalf of certain of the Company's common stockholders excluding defendants and their affiliates. The plaintiff alleges the proposed sale of 100% of the Company's interest in the Company's two Internet and telecom related operating subsidiaries (the "Subsidiaries") constitutes a sale of substantially all of the Company's assets and requires approval by a majority of the voting power of the Company's outstanding common stock under Section 271 of the Delaware General Corporation Law. The plaintiff also alleges the defendants breached their fiduciary duties in connection with the sale of the subsidiaries and the disclosures contained in the proxy statement filed on April 24, 2006. The plaintiff applied for a temporary restraining order seeking to enjoin the special meeting on May 15, 2006.

         The Company denies any and all allegations of wrongdoing; however, in the interests of conserving resources, on April 28, 2006, the parties to the litigation entered into a Memorandum of Understanding providing for, subject to confirmatory discovery by plaintiff, the negotiation of a formal stipulation of a settlement of the litigation. Pursuant to the proposed settlement, the Board of Directors of the Company has determined to: (i) increase the vote required to approve the sale of 100% of the Company's interest in the Subsidiaries, (ii) revise the disclosure within the proxy statement to eliminate the bonus of up to US $400,000, which the Compensation Committee of the Company had the option to pay to select members of management, as the Board of Directors had previously elected to terminate the ability to pay such bonus and (iii) provide supplemental disclosure as contained in the Supplemental Proxy Statement to be mailed to stockholders and filed with the Securities and Exchange Commission on May 3, 2006. The settlement will provide for dismissal of the litigation with prejudice and is subject to Court approval. As part of the settlement, the Company has agreed to pay an amount of attorneys' fees and expenses that is to be negotiated between the two parties or, lieu of such agreement between the two parties, will be determined by the Court.

         The Company is not involved currently in other legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. (q)

ITEM  2. CHANGES IN SECURITIES

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

-------------------------
(1) Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
(2)   Filed with Form 10-QSB for quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Budapest, Hungary, on May 12, 2006.





                                    EUROWEB INTERNATIONAL CORP.



                                    By  /s/Csaba Toro
                                        -----------------------
                                    Csaba Toro
                                    Chief Executive Officer