Form 10QSB
period 2006-06-30
EUROWEB INTERNATIONAL CORP
filed 2006-08-14
CIK 905428

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number 001-12000

                           EUROWEB INTERNATIONAL CORP.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                               13-3696015
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      468 North Camden Drive, Suite 256(I), Beverly Hills, California 90210
                    (Address of principal executive offices)

    (310) 860-5697                                           (310) 860-5600
Issuer's telephone number                              Issuer's facsimile number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value                               5,758,898
          (Class)                               (Outstanding at August 11, 2006)

Transitional Small Business Disclosures Format (Check one): Yes |_| No |X|

                           EUROWEB INTERNATIONAL CORP.

                                      INDEX

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheet as of June 30, 2006                     3

  Condensed Consolidated Statements of Operations and Comprehensive Income
    for the three months ended June 30, 2006 and 2005 and the six months
    ended June 30, 2006 and 2005                                               4

  Condensed Consolidated Statements of Stockholders' Equity for the six
    months ended June 30, 2006 and twelve months ended December 31, 2005       5

  Condensed Consolidated Statements of Cash Flows for the six months ended
    June 30, 2006 and 2005                                                     6

  Notes to Condensed Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 22

Item 3. Controls and Procedures                                               31

PART II. Other Information                                                    32

Signature                                                                     34

                           EUROWEB INTERNATIONAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  June 30, 2006
                                                                  -------------
ASSETS
  Current Assets
    Cash and cash equivalents                                      $ 17,593,108
    Trade accounts receivable, net of allowance for doubtful
      accounts of $189,670                                            1,178,573
    Unbilled receivables                                                295,995
    Prepaid expenses and other current assets                         1,260,553
                                                                   ------------
  Total current assets                                               20,328,229
  Property and equipment, net                                         1,044,350
  Long term loan                                                      2,767,500
  Intangibles - customer contracts, net                               2,437,320
  Goodwill                                                              865,640
  Other assets                                                          149,710
                                                                   ============
      Total assets                                                 $ 27,592,749
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Trade accounts payable                                         $  1,507,859
    Current portion of bank loan and overdraft                          619,433
    Other current liabilities                                           463,602
    Accrued expenses                                                    669,705
                                                                   ------------
      Total current liabilities                                       3,260,599
                                                                   ------------
  Deferred tax liability                                                389,971
  Bank loan                                                             324,082
Commitments and contingencies
  Stockholders' Equity
  Common stock, $.001 par value - authorized 35,000,000 shares;
      5,818,067 shares issued and outstanding                            25,282
  Additional paid-in capital                                         52,017,056
  Accumulated deficit                                               (28,371,739)
  Accumulated other comprehensive income                                 13,517
  Treasury stock - 25,000 common shares, at cost                        (66,019)
                                                                   ------------
    Total stockholders' equity                                       23,618,097
                                                                   ------------
    Total liabilities and stockholders' equity                     $ 27,592,749
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                        Three months ended           Six months ended
                                                                              June 30                    June 30
                                                                     -------------------------   -------------------------
                                                                         2006          2005          2006          2005
                                                                     -----------   -----------   -----------   -----------
Revenues                                                             $ 1,602,231   $        --   $ 3,394,517   $        --
Cost of revenues (Exclusive of depreciation and amortization shown
  separately below)                                                      481,570            --     1,143,788            --
Operating expenses
  Compensation and related costs                                         707,646       199,956     1,469,412       297,855
  Severance to officer                                                   750,000            --       750,000            --
  Consulting, director and professional fees                             476,354       218,100       898,030       396,638
  Other selling, general and administrative expenses                     421,731       112,256       701,164       228,390
  Goodwill impairment                                                  7,285,032            --     7,285,032            --
  Depreciation and amortization                                          461,916            --       917,136            --
                                                                     -----------   -----------   -----------   -----------
    Total operating expenses                                          10,102,679       530,312    12,020,774       922,883

Operating loss                                                        (8,982,018)     (530,312)   (9,770,045)     (922,883)

  Interest income                                                         84,172            --        84,172            --
  Interest expense                                                       (23,873)           --       (55,055)           --
                                                                     -----------   -----------   -----------   -----------
  Net interest income                                                     60,299            --        29,117            --
  Other income                                                                --       170,000            --       170,000

Loss from continuing operatings before income taxes                   (8,921,719)     (360,312)   (9,740,928)     (752,883)

Income tax expense, current                                              (18,804)           --       (39,879)           --
Income tax benefit, deferred                                              55,599            --       111,197            --
                                                                     -----------   -----------   -----------   -----------
Income tax benefit                                                        36,795            --        71,318            --

Loss from continuing operations                                       (8,884,924)     (360,312)   (9,669,610)     (752,883)

Income from discontinued operations, net of tax                       15,845,188    2,038,118     15,600,302     2,205,270

Net income                                                             6,960,264     1,677,806     5,930,692     1,452,387

Other comprehensive (loss) income                                       (379,384)     (126,321)      (86,164)       43,704
                                                                     -----------   -----------   -----------   -----------
Comprehensive income                                                 $ 6,580,880   $ 1,551,485   $ 5,844,528   $ 1,496,091
                                                                     ===========   ===========   ===========   ===========
Loss per share, from continuing operations, basic and diluted        $     (1.52)  $     (0.07)  $     (1.66)  $     (0.14)
Income per share from discontinued operations, basic and
  diluted                                                            $      2.71   $      0.38   $      2.67   $      0.41
Net income per share, basic and diluted                              $      1.19   $      0.31   $      1.01   $      0.27
                                                                     ===========   ===========   ===========   ===========
Weighted average number of shares outstanding, basic and
  diluted                                                              5,842,059     5,342,533     5,840,606     5,342,533

     See accompanying notes to condensed consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                       Common Stock                                    Accumulated
                                    -------------------    Additional                       Other                        Total
                                    Number of               Paid-in      Accumulated   Comprehensive     Treasury    Stockholders'
                                     shares      Amount     Capital        Deficit       Gain(Loss)       Stock          Equity
                                    ---------   -------   -----------   ------------   -------------   -----------   -------------
Balances, January 1, 2005           5,342,533   $24,807   $50,780,084   $(35,982,726)   $  108,266     $(1,115,412)   $13,815,019
                                    ---------   -------   -----------   ------------    ----------     -----------    -----------
Foreign currency translation loss          --        --            --             --        (8,585)             --         (8,585)
Compensation charge on share
  options and warrants issued to
  consultants                              --        --       192,294             --            --              --        192,294
Issuance of shares (Navigator Rt
  acquisition)                        441,566       441     1,681,693             --            --              --      1,682,134
Cancellation of treasury stock             --        --    (1,115,412)            --            --       1,115,412             --
Net income for the period                  --        --            --      1,680,295            --              --      1,680,295
                                    ---------   -------   -----------   ------------    ----------     -----------    -----------
Balances, December 31, 2005         5,784,099    25,248    51,538,659    (34,302,431)       99,681              --     17,361,157
                                    ---------   -------   -----------   ------------    ----------     -----------    -----------
Foreign currency translation gain          --        --            --             --       (86,164)             --        (86,164)
Compensation charge on share
  options and warrants issued to
  employees, directors and
  consultants                              --        --       301,373                                                     301,373
Issuance of shares to the
  President                            58,968        59       177,024             --            --              --        177,083
Treasury stock                        (25,000)      (25)                                                   (66,019)       (66,044)
Net income for the period                  --        --            --      5,930,692            --              --      5,930,692
                                    ---------   -------   -----------   ------------    ----------     -----------    -----------
Balances, June 30, 2006             5,818,067   $25,282   $52,017,056   $(28,371,739)   $   13,517     $   (66,019)   $23,618,097
                                    =========   =======   ===========   ============    ==========     ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                           EUROWEB INTERNATIONAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                       June 30,
                                                               -------------------------
                                                                   2006         2005
                                                               -----------   -----------
    Net cash (used in) provided by operating activities        $(2,272,490)  $ 1,379,145
                                                               -----------   -----------
Cash flows from investing activities:
  Proceeds from sale of Euroweb Hungary and Euroweb Romania,
    net of cash                                                 21,496,533
  Proceeds from sale of Euroweb Slovakia                                --     2,700,000
  Long term loans to real estate projects (ERC)                 (2,767,500)
  Purchase of property and equipment                              (250,284)           --
  Investing activities from discontinued operations                     --    (1,189,206)
                                                               -----------   -----------
    Net cash provided by investing activities                   18,478,749     1,510,794
                                                               -----------   -----------
Cash flows from financing activities:
  Repayment of bank loans                                         (136,905)           --
  Utilization of bank overdraft                                     49,414            --
  Principal payments under capital lease obligations               (28,522)           --
  Payments to acquire treasury stock                               (66,044)
  Financing activities from discontinued operation                      --      (953,197)
                                                               -----------   -----------
    Net cash used in financing activities                         (182,057)     (953,197)
                                                               -----------   -----------
Effect of exchange rate changes on cash and cash equivalents           216            --
                                                               -----------   -----------
Net increase in cash and cash equivalents                       16,024,418     1,936,742
Cash and cash equivalents, beginning of period                   1,568,690     2,379,552
                                                               -----------   -----------
Cash and cash equivalents, end of period                       $17,593,108   $ 4,316,294
                                                               ===========   ===========
Supplemental disclosure:
Cash paid for interest                                         $    49,839            --

Summary of non-cash transactions:
Shares issued to the President                                 $   177,083            --

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

The Company operates in Hungary through our wholly-owned subsidiary Navigator Informatika Rt. ("Navigator") and currently in the United States ("USA") through our wholly-owned subsidiary Euroweb RE Corp. ("ERC"), a Nevada corporation.

The Company operates in two industry segments, providing a full range of information technology ("IT") outsourcing services through Navigator in Hungary and real estate development business through ERC in the USA. The IT outsourcing services provided by the Company are primarily comprised of IT maintenance, procurement, consultancy and related services. In June 2006, the Company commenced operations in the real estate industry through ERC, which includes development and subsequent rent or sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies. In addition to these two segments, the Company also separately manages and analyzes the activity of the parent company, Euroweb International Corporation, a legal entity registered in the State of Delaware.

On April 15, 2005, the Company disposed of Euroweb Slovakia a.s. ("Euroweb Slovakia") for cash in the amount of $2,700,000 and, as a result, has ceased operations in Slovakia. On December 15, 2005, the Board of Directors decided to sell 100% of Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 19, 2005, the Company entered into a share purchase agreement with Invitel Tavkozlesi Szolgaltato Rt. ("Invitel"), a Hungarian joint stock company, to sell 100% of the Company's interest in Euroweb Hungary and Euroweb Romania. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006 upon our receipt of the first part of purchase price of $29,400,000. The remaining part of purchase price of $613,474 was fully paid in two instalments: $232,536 in June and $380,938 in the beginning of July 2006. The purchased price was partly utilized for the repayment of $6,044,870 Commerzbank loan in order to ensure debt free status of the subsidiaries, and with the arrangement of $2,091,133 transaction costs.

Approximately 89% of the consolidated revenue for the six months ended June 30, 2006 was generated from the four most significant customers of the Company as follows:

                     Revenue
                    Generated   As a %
                   ----------   ------
Company 'A':       $  874,873    25.77
Company 'B':          847,303    24.96
Company 'C':          732,160    21.57
Company 'D':          574,370    16.92
Other companies:      365,811    10.78
                   ----------   ------
Total revenue:     $3,394,517   100.00
                   ==========   ======

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

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

Prior periods have been reclassified to conform to current period presentation.

Use of Estimates. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Stock-based compensation. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), as allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS No. 148"). As a result, no expense was recognized for options to purchase its common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended December 31, 2005 or 2004, nor in the three and six months ended June 30, 2005.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005 for small business issuers. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, the Company have adopted SFAS No. 123R using the modified prospective method.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

Under this method, compensation cost recognized during the three-month and six months ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an straight-line basis over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 5 to the Company's Unaudited Condensed Consolidated Financial Statements for a further discussion on stock-based compensation. Pro forma results for prior periods have not been restated. The adoption of SFAS No. 123R had no impact on cash flows from operations, investing or financing.

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company's common stock over a period commensurate with the options' expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the SEC guidance provided in the SEC's Staff Accounting Bulletin 107, ("SAB 107"), using a "simplified" method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company's stock options.

The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the six months of 2005.

                                  Six months
                              Ended June 30, 2005
                              -------------------
Expected volatility .......            88%
Expected dividends ........            --
Expected term (in years) ..             6
Risk-free rate ............             4%

No options have been granted or exercised in the six months ended June 30, 2006.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company's stock options, provided the option exercise price was not less than the common stock's fair market value on the date of the grant. The Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The net loss amount utilized within the following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for its employee stock option and employee stock purchase plans for the three and six months ended June 30, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards:

Six months ended                                June 30,2005
----------------                                ------------
Net income:
  Net income, as reported                        $1,452,387
  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of tax effects      (395,682)
                                                 ----------
  Pro forma net income                            1,056,705
                                                 ==========
Basic and diluted income per share:

As reported, basic                               $     0.27
    Pro forma, basic                                   0.20

    As reported, diluted                         $     0.27
    Pro forma, diluted                                 0.20

Three months ended                              June 30,2005
------------------                              ------------
Net income:
  Net income, as reported                        $1,677,806
  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of tax effects      (326,360)
                                                 ----------
  Pro forma net income                            1,351,446
                                                 ==========
Basic and diluted income per share:

    As reported, basic                           $     0.31
    Pro forma, basic                                   0.25

    As reported, diluted                         $     0.31
    Pro forma, diluted                                 0.25

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes in option grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of future grants.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

Note that the above pro forma disclosure was not presented for the three and six month periods ended June 30, 2006, because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for these periods. As a result of adopting SFAS No. 123R, the impact to the Consolidated Statement of Operations was to increase expenses and reduce net income by $112,446 and $231,483 for the three and six months ended June 30, 2006.

The following table shows total stock-based employee compensation expense (see
Note 5 for types of stock-based employee arrangements) included in the condensed consolidated statement of operations for the three and six month periods ended June 30, 2006:

Categories of                                 Three months ended   Six months ended
cost and expenses                                June 30, 2006       June 30, 2006
-----------------                             ------------------   ----------------
Compensation and related costs                     $ 36,591            $ 73,182
Consulting, directors and professional fees          75,855             158,301
                                                   --------            --------
Total stock-based compensation expense             $112,446            $231,483
                                                   ========            ========

There was no capitalized stock-based employee compensation cost as of June 30, 2006. There were no material recognized tax benefits during the three and six months ended June 30, 2006.

Earnings per Share. The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005:

                                          Three months ended         Sixmonths ended
                                                June 30,               June 30,
                                       -----------------------   -----------------------
                                          2006         2005         2006         2005
                                       ----------   ----------   ----------   ----------
Net income attributable to
  Common stockholders (A)              $6,960,264   $1,677,806   $5,930,692   $1,452,387
                                       ----------   ----------   ----------   ----------
Determination of shares
  Weighted average common shares
  outstanding - basic (B)               5,842,059    5,342,533    5,840,606    5,342,533
Assumed conversion of dilutive stock
  options and warrants                         --           --           --           --
Weighted average common shares
   Outstanding - diluted (C)            5,842,059    5,342,533    5,840,606    5,342,533
                                       ----------   ----------   ----------   ----------
Net income (loss) per common share
  Basic (A/B)                          $     1.19   $     0.31   $     1.01   $     0.27
  Diluted (A/C)                        $     1.19   $     0.31   $     1.01   $     0.27

The Company had potentially dilutive common stock equivalents of 773,330 and 788,330 (2005: 765,000 and 765,000) for the three and six months ended June 30, 2006, which were not included in the computation of diluted net loss per share, because they were antidilutive.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

3. Bank Loans and Overdrafts

On April 6, 2005, the Company entered into a long-term loan agreement with Commerzbank Bank Rt (the "Bank") for $907,431 at the June 30, 2006 exchange rate, with an interest rate of three month Budapest Interbank Offered Rate ("BUBOR") +2.5%. At June 30, 2006, $583,348 was outstanding. The loan is repayable in 14 quarterly installments of $64,816 plus quarterly interest beginning on May 31, 2005. The shares of Navigator were pledged as collateral for this loan, as well as a general lien established on all of the assets of this subsidiary of Euroweb.

In addition to the long-term loan agreement, the Company also entered into an overdraft facility with the Bank for $586,166 at the June 30, 2006 exchange rate on July 20, 2005. At June 30, 2006, $360,167 was outstanding. The interest rate is BUBOR + 1.5%.

4. Discontinued Operations and Disposal of Subsidiaries

Completed sale of Euroweb Slovakia

On April 15, 2005, the Company sold Euroweb Slovakia for cash in the amount of $2,700,000.

Completed sale of Euroweb Hungary and Euroweb Romania

On December 15, 2005, the Board of Directors of the Company decided to sell its interest its wholly-owned subsidiaries in Euroweb Hungary and Euroweb Romania. On December 19, 2005, the Company entered into a share purchase agreement with Invitel Tavkozlesi Szolgaltato Rt., a Hungarian joint stock company, to sell Euroweb Hungary and Euroweb Romania, subject to various conditions including, but not limited to, shareholders' approval. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006 upon our receipt of the first part of purchase price of $29,400,000. The remaining part of purchase price of $613,474 was fully paid in two instalments: $232,536 in June and $380,938 in the beginning of July 2006. The purchased price was partly utilized for the repayment of $6,044,870 Commerzbank loan in order to ensure debt free status of the subsidiaries, and with the arrangement of $2,091,133 transaction costs.

The sale of Euroweb Slovakia, Euroweb Hungary and Euroweb Romania met the criteria for presentation as a discontinued operation under the provisions of Statement of Financial Accounting Standards No. 144, "Accouting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). Therefore, amounts relating to Euroweb Slovakia, Euroweb Hungary and Euroweb Romania have been reclassified as discontinued operations in 2005.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides the details of result of discontinued operation per reporting unit for the three and six months ended June 30, 2006 and 2005:

                                          Three months ended          Six months ended
                                                June 30                    June 30
                                       ------------------------   ------------------------
                                           2006         2005          2006         2005
                                       -----------   ----------   -----------   ----------
Income from discontinued
  Slovakian operations (including
  the 2005 gain on disposal of
  $1,701,200), net of tax              $        --   $1,728,200   $        --   $1,733,470
Income (loss) from discontinued
  Hungarian operations                    (292,621)      38,940      (928,122)    (180,578)
Income from discontinued
  Romanian operations                      197,951      270,978       588,566      652,378
Gain on disposal of the
  Hungarian and Romanian operations,
  net of tax                            15,939,858           --    15,939,858           --
                                       -----------   ----------   -----------   ----------
Income from discontinued operations    $15,845,188   $2,038,118   $15,600,302   $2,205,270
                                       ===========   ==========   ===========   ==========

5. Stock-based Compensation

      Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. SFAS No. 123R supersedes SFAS No. 123 and APB No. 25. The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining requisite service periods of those awards, with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and are recognized on a straight-line basis over the requisite service periods of each award. The new standard also requires the Company to estimate forfeiture rates for all unvested awards, which it has done for 2006 based on its historical experience.

      As of June 30, 2006, the Company has one share-based compensation plan: the 2004 Stock Incentive Plan (the "Plan").

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

      Pursuant to the Plan, 800,000 shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. The plan was approved by the Company's Annual Meeting of Stockholders in May 2004. In 2005, the Plan was adjusted to increase the number of shares of common stock issuable under such plan from 800,000 shares to 1,200,000 shares. The adjustment was approved at the Company's Annual Meeting of Stockholders in June 2005. Option awards must be granted with an exercise price at not less than the fair market price of the Company's common stock on the date of the grant; those option awards generally vest over a three or four-year period in equal increments of 33% or 25%, beginning 6 months after the date of the grant. All options granted have contractual terms of six years from the date of the grant and expire 3 months subsequent to the holder leaving the Company. The grant date fair value is calculated using the Black-Scholes option valuation model.

The Company has granted the following options under the Plan:

On April 26, 2004, the Company granted 125,000 options to its Chief Executive Officer, an aggregate of 195,000 options to five employees and an aggregate of 45,000 options to two consultants of the Company. The stock options granted to the Chief Executive Officer vest at the rate of 31,250 options on November 1, 2004 and each October 1 of 2005, 2006 and 2007. The stock options granted to the other employees and consultants vest at the rate of 80,000 options on November 1, 2004 and October 1 of 2005 and 2006. The exercise price of the options ($4.78) is equal to the market price on the date the granted. Of the 195,000 options granted to employees, 60,000 options have been expired unexercised due to termination of two employee contracts during 2005. An additional 15,000 options granted to one of the consultants have been expired unexercised in April 2006 due to the termination of the consultant's contract.

In accordance with APB No. 25, compensation expense was not recorded for the options granted to the Chief Executive Officer, and the five employees until December 31, 2005. The adoption of SFAS No. 123R on January 1, 2006 resulted in a compensation charge of $36,591 and $73,182 for the three and six months ended June 30, 2006, respectively.

In accordance with SFAS No. 123R, the Company will recognize total compensation charges of approximately $162,000 for the grants made to the two consultants as such consultants do not qualify as employees. Such compensation charges are recognized over the vesting period of three years. Compensation expense for the three and six months ended June 30, 2006 was $3,720 and $9,300 (2005: $15,100 and $30,200, respectively).

On March 22, 2005, the Company granted an aggregate of 200,000 options to two of the Company's directors. The stock options granted to the directors on March 22, 2005 vest at the rate of 50,000 options on each September 22 of 2005, 2006, 2007 and 2008, respectively. The exercise price of the options ($3.40) is equal to the market price on the date theoptions were granted. In accordance with APB No. 25, compensation charges were not recorded accounted with respect tothese grants until December 31, 2005. The adoption of SFAS No. 123R on January 1, 2006 resulted in a compensation charge of $43,244 and $86,488, respectively, in the three and six months ended June 30, 2006.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

On June 2, 2005, the Company granted 100,000 options to a director of the Company, which vest at the rate of 25,000 options on December 2 of 2005, 2006, 2007, and 2008, resepectively. In accordance with APB 25, compensation charges were not recorded accounted with respect to these grants until December 31, 2005. The adoption of SFAS No. 123R on January 1, 2006 resulted in a compensation charge of $25,644 and $51,288, respectively, in the three and six months ended June 30, 2006.

      The following table summarizes the option activity under the Plan as of June 30, 2006 and changes during the six months then ended:

                                                             Weighted
                                                             Average
                                                Weighted    Remaining
                                                 Average   Contractual   Aggregate
                                    Number of   Exercise       Term      Intrinsic
Stock Options                         Shares      Price     (in years)     Value
-------------                       ---------   --------   -----------   ---------
Outstanding at January 1, 2006 ..    605,000      $4.20
Granted .........................         --         --
Exercised .......................         --         --
Forfeited or expired ............    (15,000)     $4.78
                                     -------      -----
Outstanding at June 30, 2006 ....    590,000      $4.19        4.3           $0
Exercisable at June 30, 2006 ....    247,500      $4.43        4.1           $0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock. The intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $0, respectively.

As of June 30, 2006, there was $363,201 of total unrecognized compensation cost related to non-vested share-based compensation granted under the Plan, which is expected to be recognized over a weighted-average period of 2 years. No options were in money as of June 30, 2006.

Other option outside of the Plan:

On October 13, 2003, the Company granted one of the directors 100,000 options at an exercise price (equal to the fair value on that day) of $4.21 per share, with 25,000 options vesting on April 13 2004, 2005, 2006 and 2007, respectively 2004-2007. In accordance with APB No. 25, compensation charges were not recorded accounted with respect to these grants until December 31, 2005. Compensation charge according to SFAS 123R adopted from January 1, 2006 was $6,967 and $20,525 in the three and six months period ended June 30, 2006. The option was not exercised. The intrinsic value of these stock options exercised during the three and six months ended June 30, 2006 was $0. As of June 30, 2006, there was $17,897 of total unrecognized compensation cost related to non-vested share-based compensation granted under this grant, which is expected to be recognized over a weighted-average period of less than 1 year. The options were not in money as of June 30, 2006.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

The President and a director of the Company is eligible to receive an annual compensation of $250,000 starting from April 15, 2005, which is payable in Euroweb shares of common stock. The number of shares to be paid is calculated based on the average closing price 10 days prior to each employment year. The number of shares for the year ended April 14, 2006 is 82,781. Compensation expense for the three and six months ended June 30, 2006 was $62,501 and $125,000 (2005: $52,083 and $52,083).

On June 7, 2005, the Company granted 100,000 warrants to a consulting company as compensation for investor relations services at exercise prices as follows:
40,000 warrants at $3.50 per share, 20,000 warrants at $4.25 per share, 20,000 warrants at $4.75 per share and 20,000 warrants at $5 per shares. The warrants have a term of five years and tranches vest proportionately at a rate of a total 8,333 warrants per month over a one year period. The warrants are being expensed over the performance period of one year. Compensation expense for the three and six months ended June 30, 2006 was $0 and $60,590 (2005: $20,206 and $20,206).
In February 2006, the Company terminated its contract with the consultant company providing investor relation services. The warrants granted under the contract are reduced time-proportionally to 83,330, based on the time in service by the consultant company.

6. Commitments and Contingencies

(a) Employment Agreements

The Company entered into a six-year agreement with its Chief Executive Officer, Csaba Toro on October 18, 1999, which commenced January 1, 2000, and provided for an annual compensation of $96,000. The agreement was amended in 2004 and 2005. The amended agreement provided for an annual salary of $200,000 and a bonus of up to $150,000 in 2006, 2007 and 2008, as well as an annual car allowance of $30,000 for the same period.

On May 24, 2006, the Company entered into a Severance Agreement with Mr. Toro in order to define the severance relationship between the two parties. In consideration for Toro agreeing to relinquish and release all rights and claims under the Employment Agreement including the payment of his annual salary, the Company agreed to pay Toro $750,000. In addition, Toro has submitted his resignation as Chief Executive Officer and as a director of the Company effective June 1, 2006. The severance was paid in full in May 2006.

      The Company entered into a two-year employment agreement with Moshe Schnapp as President and Director of the Company starting from April 15, 2005, which provides for an annual compensation in the amount of $250,000 to be paid in the form of Euroweb shares of common stock. The number of shares to be received by Mr. Schnapp is calculated based on the average closing price 10 days prior to the commencement of each employment year. For the year ended April 14, 2007, Mr. Schnapp will receive 76,103 Euroweb shares of common stock.

(b) Lease Agreements

The Company's subsidiary has entered into various capital leases for service equipment, as well as non-cancelable agreement for office premises.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company denies any and all allegations of wrongdoing; however, in the interests of conserving resources, on April 28, 2006, the parties to the litigation entered into a Memorandum of Understanding providing for, subject to confirmatory discovery by plaintiff, the negotiation of a formal stipulation of a settlement of the litigation. Pursuant to the proposed settlement, the Board of Directors of the Company has determined to: (i) increase the vote required to approve the sale of 100% of the Company's interest in the Subsidiaries, (ii) revise the disclosure within the proxy statement to eliminate the bonus of up to US $400,000, which the Compensation Committee of the Company had the option to pay to select members of management, as the Board of Directors had previously elected to terminate the ability to pay such bonus and (iii) provide supplemental disclosure as contained in the Supplemental Proxy Statement to be mailed to stockholders and filed with the Securities and Exchange Commission on May 3, 2006. The settlement will provide for dismissal of the litigation with prejudice and is subject to Court approval. As part of the settlement, the Company has agreed to pay an amount of attorneys' fees and expenses that are to be negotiated between the two parties or, lieu of such agreement between the two parties, will be determined by the Court.

(d) Elender Rt. Acquisition

On June 9, 2004 the Company acquired all of the outstanding shares of Elender Rt. ("Elender") for $6,500,000 in cash and 677,201 of the Company's shares of common stock. Under the terms of the agreement, the Company has placed 248,111 unregistered shares of common stock, newly issued and in the name of the Company, with an escrow agent as security for approximately $1.5 million in loans payable to former shareholders of Elender. The shares will be returned to the Company from escrow once the outstanding loans have been fully repaid. However, if there is a default on the outstanding loan, then the shares will be issued to the other party and the Company is then obliged to register the shares. As of December 31, 2005, the Company had repaid all of the loans that were outstanding. In January 2006, the Company acquired and subsequently cancelled the shares that were placed in escrow.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the registration rights agreement signed on June 1, 2004 with the sellers of Elender, if the shares of the Company's common stock issued to the sellers were not registered within 120 days of Closing (June 9, 2004) for reasons attributable to the Company, a penalty of $2,000 per day is payable until the shares are registered. In case of disposal of Euroweb Hungary and Euroweb Romania, the Company will have to re-register the shares issued in connection with the acquisition of Elender. In case of late registration of these shares may result penalty payment obligation. A registration statement was filed in July 2006, but has not yet become effective.

(e) Navigator Acquisition

The Company entered into a registration rights agreement dated July 21, 2005, whereby it has agreed to file a registration statement registering the 441,566 shares of Euroweb common stock issued in connection with the acquisition within 75 days of the closing of the transaction and have such registration statement declared effective within 150 days from the filing thereof. In the event that Euroweb fails to meet its obligations to register the shares it may be required to pay a penalty equal to 1% of the value of the Shares per month. The Company has obtained a written waiver from the seller stating that the seller will not raise any claims in connection with the filing of registration statement until May 30, 2006. The Company received a waiver extending the registration deadline until September 30, 2006 without penalty.

(f) Indemnities Provided Upon Sale of Subsidiaries

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

On May 23, 2006, the Company sold Euroweb Hungary and Euroweb Romania. According to the share purchase agreement (the "SPA"), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller's breach of certain representations, warranties or obligations as provided for in the SPA. The Company shall not incur any liability with respect to any claim for breach of representation and warranty or indemnity, and any such claim shall be wholly barred and unenforceable unless notice of such claim is served upon Euroweb by buyer no later than 60 days after the buyer's approval of Euroweb Hungary and Euroweb Romania's statutory financial reports for the financial year 2006, but in any event no later than June 1, 2007. In the case of Clause 8.1.6 (Taxes) or Clause 9.2.4 of SPA, the time period is five years from the last day of the calendar year in which the closing date occurs. No claims have been made to date. The Company has accrued $201,020 as the estimated fair value of this indemnity.

(g) Bank guarantee

According to the agreement with Commerzbank, the Company may utilize bank guarantees as security for existing and future customer and suppliers. As of June 30, 2006, the Company has $199,337 of outstanding bank guarantees provided for one supplier and three future potential customers.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

(h) Investment commitment

On June 19, 2006, ERC entered into an Investment Agreement with a third party, The Aquitania Corp. f/k/a AO Bonanza Las Vegas, Inc. ("AOB"), pursuant to which ERC, within its sole discretion, has agreed to provide secured loans to AOB not to exceed the amount of $10,000,000. ERC made the first loan to AOB in the amount of $2,600,000 as of June 20, 2006, from funds available to ERC from the Company. Each loan provided to AOB is due on demand or upon maturity on January 14, 2008. As of June 30, 2006, the outstanding balance of loan was $2,767,500. All proceeds from the loan are placed in an escrow and are released for specific purposes associated with the development of the Property.

7. Long term loan

On June 19, 2006, ERC entered into an Investment Agreement with a third party, The Aquitania Corp. f/k/a/ AO Bonanza Las Vegas, Inc. ("AOB"), pursuant to which ERC, within its sole discretion, has agreed to provide secured loans to AOB not to exceed the amount of $10,000,000. ERC made the first loan to AOB in the amount of $2,600,000 as of June 20, 2006, from funds available to ERC from Euroweb. The outstanding loan amounts as of June 30, 2006 was $2,767,500. AOB may request additional funds at anytime after July 15, 2006.

Each loan provided to AOB is due on demand or upon maturity on January 14, 2008. All loans will be secured by a deed of trust, assignment of rents and security agreement with respect to the property, along with ALTA American Land Title Association title policy to be issued by a title company. All proceeds from the loan are placed in an escrow and are released for specific purposes associated with the development of the Property.

If ERC requests that the funds be paid on demand prior to maturity, then AOB shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid to AOB in the form of shares of common stock of Euroweb, which will be computed by dividing the dollar amount of the 10% discount by the market price of Euroweb's shares of common stock.

The terms of the loans require that ERC to be paid-off the greater of (i) the principal including 12% interest per annum or (ii) 33% of all gross profits derived from the Property."

8. Treasury stock

On June 2006, Euroweb's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of Euroweb's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group will act as agent for our stock repurchase program. As of June 30, 2006, the Company acquired 25,000 shares at a cost of $66,044.

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

9. Segment and geographic information

The Company's operations fall into two industry segment: providing IT outsource services and the real estate development business. The Company's two industry segment also serves as geographic basis. Consequently, the Company has two operating segments: Navigator (Hungary) and ERC (USA). The performance of the two operating segments is monitored based on net income or loss from continuing operations (before income taxes, interest, and foreign exchange gains/losses). There are no inter-segment sales revenues. In additional to the two segments, the Company also separately manages and analizes the activity of the Parent Company, Euroweb International Corporation, a legal entity registered in the State of Delaware.

The following table summarizes financial information from continuing operations by industry segment and geographic area for the three and six months ended June 30, 2006 and 2005 after intercompany eliminations and allocation of certain salaries and revenues/direct cost to the respective segments/countries to more accurately reflect the utilization of resources:

Segment and geographic information for six months ended 2006:

                                  Navigator     ERC      Corporate     Total
                                 ----------  ---------  ----------  ----------
Total revenues                    3,394,517         --          --   3,394,517

Depreciation                        221,956        200          --     222,156
Intangible amortization
  (customer contract)               694,980         --          --     694,980
Goodwill impairment               7,285,032         --          --   7,285,032

Interest income                          --      8,932      75,240      84,172
Interest expense                    (55,055)        --          --     (55,055)
Net interest expense                (55,055)     8,932      75,240      29,117

Income tax benefit                   71,318         --          --      71,318
Loss from continuing operations  (7,732,934)   (50,993) (1,885,683) (9,669,610)

Long term bank loan                      --  2,767,500          --   2,767,500
Intangible - customer contracts   2,437,320         --          --   2,437,320
Capital expenditures                225,284     25,000          --     250,284
Goodwill                            865,640         --          --   1,849,917
Other assets                        149,710         --          --     149,710

Segment and geographic information for six months ended 2005:

                                           Corporate    Total
                                           ---------  -------
Total revenues                                   --         --

Depreciation                                     --         --
Intangible amortization
  (customer contract)                            --         --

Interest income                                  --         --
Interest expense                                 --         --
Net interest (expense)
income                                           --         --

Income tax                                       --         --
Income (loss) from continuing operations   (752,883)  (752,883)

                           Euroweb International Corp.
         Notes to Unaudited Condensed Consolidated Financial Statements

Segment and geographic information for three months ended June 30, 2006:

                                  Navigator    ERC     Corporate     Total
                                 ----------  -------  ----------  ----------
Total revenues                    1,602,231       --          --   1,602,231

Depreciation                        114,226      200          --     114,426
Intangible amortization
  (customer contract)               347,490       --          --     347,490
Goodwill impairment               7,285,032       --          --   6,300,755

Interest income                          --    8,932      75,240      84,172
Interest expense                    (23,873)      --          --     (23,873)
Net interest expense                (23,873)   8,932      75,240      60,299

Income tax benefit                   36,795       --          --      36,795
Loss from continuing operations  (7,554,013) (50,993) (1,279,918) (8,884,924)

Segment and geographic information for three months ended June 30, 2005:

                                           Corporate     Total
                                           ---------   --------
Total revenues                                    --         --

Depreciation                                      --         --
Intangible amortization
  (customer contract)                             --         --

Interest income                                   --         --
Interest expense                                  --         --
Net interest (expense)
income                                            --         --

Income tax                                        --         --
Loss from continuing operations             (360,312)  (360,312)

10. Subsequent events

(a) Issuance of shares

In July 2006, the Company issued 46,007 shares of common stock to Moshe Schnapp, President of the Company, including the service period from January 1, 2006 through July 31, 2006.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Operations

Overview

Euroweb International Corp. ("Euroweb" or the "Company") operates in Hungary through our wholly-owned subsidiary, Navigator Informatika Rt. ("Navigator"), and currently in the United States of America ("USA") through our wholly-owned subsidiary, Euroweb RE Corp. ("ERC"), a Nevada corporation.

On April 15, 2005, we disposed of Euroweb Slovakia a.s. ("Euroweb Slovakia") for cash in the amount of $2,700,000 and, as a result, have ceased operations in Slovakia. On December 15, 2005, our Board of Directors decided to sell 100% of Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 19, 2005, the Company entered into a share purchase agreement with Invitel Tavkozlesi Szolgaltato Rt. ("Invitel"), a Hungarian joint stock company, to sell 100% of the Company's interest in Euroweb Hungary and Euroweb Romania. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006 upon our receipt of the first part of purchase price of $29,400,000. The remaining part of purchase price of $613,474 was fully paid in two installments: $232,536 in June and $380,938 in the beginning of July 2006. The purchased price was partly utilized for the repayment of $6,044,870 Commerzbank loan in order to ensure debt free status of the subsidiaries, and with the arrangement of $2,091,133 transaction costs.

The sale of Euroweb Slovakia, Euroweb Hungary and Euroweb Romania met the criteria for presentation as discontinued operations under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.", Therefore, Euroweb Slovakia, Euroweb Hungary and Euroweb Romania are reclassified as discontinued operations in the financial statements of the Company in 2005.

The Company operates in two industry segments, providing a full range of information technology ("IT") outsourcing services through Navigator in Hungary and real estate development through ERC currently in the USA. In additional to the two segments, the Company also separately manages and analyzes the activity of the Parent Company, Euroweb International Corporation, a legal entity registered in the State of Delaware.

The Company's two segments provides the following services:

(1) The IT outsourcing services provided by the Company through Navigator primarily comprise IT maintenance, procurement, consultancy and related services. Revenues come from the following three sources:

      o Full service IT System operation comprising full service support and maintenance with a cost-effective and competitive service desk system, call center, hotline support and remote troubleshooting;

      o IT system implementation and IT project management, including consultancy, system design, development and implementation and training; and

      o     Sale of IT devices.

(2) In June 2006, the Company commenced operations in the real estate industry through ERC. ERC has commenced developments in the real estate industry, which must satisfy the parameters set by the Board of Directors as follows:

      o Any investment in the real estate opportunity (the "Proposed RE Investment"), including loans, shall not exceed a period of three years;

      o The expected return on investment on the Proposed RE Investment will be at minimum 15% per year;

      o The Proposed RE Investment will not be leveraged in excess of more than $1.50 for each $1.00 invested in equity; and

      o Each Proposed RE Investment will have a clear exit strategy (i.e. purchase, development and sale) and no Proposed RE Investment intent will be to acquire income producing real estate.

On June 14, 2006, the Company entered into a line of credit agreement (the "Line of Credit") with ERC, pursuant to which we agreed to loan ERC up to $10,000,000, which such loans will be payable on demand and accrue interest of 12% per annum. Pursuant to the terms of the Line of Credit, the Company advanced ERC $1,000,000 on June 14, 2006 for operational expenses.

On June 19, 2006, ERC entered into an Investment Agreement with a third party, The Aquitania Corp. f/k/a AO Bonanza Las Vegas, Inc. ("AOB"), pursuant to which ERC, within its sole discretion, has agreed to provide secured loans to AOB not to exceed the amount of $10,000,000. ERC made the first loan to AOB in the amount of $2,600,000 as of June 20, 2006 and an additional $167,500 until the end of June, from funds available to ERC from the Company as described above. AOB may request additional funds at anytime after July 15, 2006.

AOB is developing real property in downtown Las Vegas, Nevada, where it intends to build 296 condominiums plus commercial space (the "Property"). AOB obtained entitlements to the Property, and has advised that it expects to break ground and commence sales during 2006.

Each loan provided to AOB is due on demand or upon maturity on January 14, 2008. All loans will be secured by a deed of trust, assignment of rents and security agreement with respect to the property, along with ALTA American Land Title Association title policy to be issued by a title company. All proceeds from the loan are placed in an escrow and are released for specific purposes associated with the development of the Property.

If ERC requests that the funds be paid on demand prior to maturity, then AOB shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid to AOB in the form of shares of common stock of Euroweb, which will be computed by dividing the dollar amount of the 10% discount by the market price of Euroweb's shares of common stock.

The terms of the loans require that ERC to be paid-off the greater of (i) the principal including 12% interest per annum or (ii) 33% of all gross profits derived from the Property.

In addition, ERC has the right to acquire the Property for a purchase price of $15,000,000 (the "Purchase Price") through January 1, 2015. The Purchase is payable in $10,000,000 in cash and $5,000,000 in shares of common stock of the Company (the "AOB Shares"). The number of Shares is determined by dividing $5,000,000 by the higher of (i) the book value of one share of Euroweb's common stock based on Euroweb's balance sheet filed with the Securities and Exchange Commission immediately prior to the exercise of the option or (ii) the 90 day weighted average price of Euroweb's market price immediately prior to the exercise of the option multiplied by 110%. In the event that the number of shares of common stock issuable upon exercise of the option exceeds the number of shares of common stock that may be issued pursuant to the regulations of the exchange on which Euroweb is trading at the time of the exercise of the option, then Euroweb shall use its best efforts to have such issuance approved by the shareholders of Euroweb. If it is unable to obtain such approval, then ERC will pay the balance of the $5,000,000 in cash.

During June and July 2006, ERC had entered into escrows to acquire vacant lots in California for development of single family houses. These escrows are pending and have not closed as of June 30, 2006.

      At June 30, 2006,the Company recorded a goodwill impairment in the amount of $7,285,032. The goodwill impairment is attributable to the following:

      o Loss of key personnel - As of May 31, 2006, Csaba Toro, former CEO of our company, has resigned. Mr. Toro was solely responsible for Hungarian operational and acquisition related matters, including the IT business line. The lack of Mr. Toro's business reputation and experiences will negatively influence our presence within the Hungarian market.

      o Change in business climate and competition - In line with our future plans for the IT business we were involved in extensive discussions with competitors regarding a future merger with the Navigator group. As a result of Mr. Toro's resignation, those discussions have been suspended and significant movements and ownership changes at our potential targets have occurred during the second quarter of 2006. Presently, there are not target companies available to the Company, which could negatively effects.

      o Change in business climate and regulations - In April 2006, an election was held in Hungary. The new government was forced to introduce a restrictive fiscal policy resulting in higher taxes and other regulations. The additional corporate taxes and labor costs will have a negative impact on our labor intensive industry.

      o Loss of synergy and common customer base - Due to the sale of Euroweb Hungary and Romania, potential synergy effects cannot be realized, including the utilization of a common customer base as a potential target.

      o Difficulties in obtaining new customers - In June 2006, a major IT Group named KFKI was acquired by Magyar Telekom Ltd. The Company believes that this consolidation will have a material effect on the IT service industry in Hungary, and may increase our difficulties in obtaining new customers. Due to the changes in the competitive environment in the second quarter of 2006, we believe that obtaining new large customers will become increasingly difficult, which is essential in fulfilling the original middle term business plan.

Based on the events described above, the Company has updated its business projections and performed an impairment test relating to the goodwill as of June 30, 2006. The Company compared the fair value of the reporting unit (Navigator) to their carrying amounts, and recorded a goodwill impairment in the amount of $7,285,032.

      In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of Euroweb's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group will act as agent for our stock repurchase program. As of June 30, 2006, the Company acquired 25,000 shares at a cost of $66,044.

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

      Results of Operations

      Six Months Period Ended June 30, 2006 Compared to Six Months Period Ended June 30, 2005

Due to the acquisition of Navigator on October 7, 2005, the new real estate subsidiary started from June 2006 and the discontinued operation presentation of Euroweb Hungary, Euroweb Romania and Euroweb Slovakia, the condensed consolidated statements of operations for the six months ended June 30, 2006 and 2005 are not comparable. The financial figures for 2005 only include the corporate expenses of the Company's legal entity registered in the State of Delaware, while Navigator is consolidated since October 7, 2005 and ERC consolidated from June 13, 2006.

Revenues

Six months ended June 30,    2006      2005
-------------------------  ----------  ----
  Revenues - IT            $3,394,517   $0
  Revenues - Real estate            0    0
  Revenues - Corporate              0    0
                           ----------  ---
    Total revenues         $3,394,517   $0
                           ==========  ---

The revenue increase reflects the consolidation of Navigator from October 7, 2005.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the six months ended June 30, 2006 and 2005:

Six months ended June 30,            2006     2005
-------------------------         ----------  ----
  Cost of revenues - IT           $1,143,788   $ 0
  Cost of revenues - Real estate           0     0
  Cost of revenues - Corporate             0     0
                                  ----------   ---
    Total Cost of revenues        $1,143,788   $ 0
                                  ==========   ===

Cost of revenues (excluding depreciation and amortization) principally comprises the cost of fixed assets sold during the course of IT outsourcing projects, the cost of materials required to perform IT outsourcing activities and the cost of project-dedicated sub-contractors, which have been consolidated since October 7, 2005, the date of the Navigator acquisition

Compensation and related costs

The following table summarizes compensation and related costs for the six months ended June 30, 2006 and 2005:

Six months ended June 30,                          2006       2005
-------------------------                       ----------  --------
  Compensation and related costs - IT           $1,176,841  $      0
  Compensation and related costs - Real estate           0         0
  Compensation and related costs - Corporate       295,571   297,855
                                                ----------  --------
    Total Compensation and related costs        $1,469,412  $297,855
                                                ==========  ========

Compensation and related costs increased by 393%, or $1,171,557. The increase is exclusively attributable to the acquisition of Navigator in October 2005.

Severance to officer

The following table summarizes severance to officer costs for the six months ended June 30, 2006 and 2005:

Six months ended June 30,               2006    2005
-------------------------             --------  ----
  Severance to officer - IT           $      0   $ 0
  Severance to officer - Real Estate         0     0
  Severance to officer - Corporate     750,000     0
                                      --------   ---
    Total Severance to officer        $750,000   $ 0
                                      ========   ===

On May 24, 2006, the Company entered into a Severance Agreement with Mr. Csaba Toro as a means to define the severance relationship between the two parties. In consideration for Mr. Toro agreeing to relinquish and release all rights and claims under the Employment Agreement, including the payment of his annual salary, the Company agreed to pay Mr. Toro $750,000. In addition, Mr. Toro has submitted his resignation as Chief Executive Officer and as a director of the Company, effective June 1, 2006. The severance was paid in full in May 2006.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the six months ended June 30, 2006 and 2005:

Six months ended June 30,                                     2006      2005
-------------------------                                   --------  --------
  Consulting, director and professional fees - IT           $208,864  $      0
  Consulting, director and professional fees - Real estate    36,937         0
  Consulting, director and professional fees -  Corporate    652,229   396,638
                                                            --------  --------
    Total Consulting, director and professional fees        $898,030  $396,638
                                                            ========  ========

Consulting, director and professional fees increased by 126%, or $501,392. The increase is primarilyattributable to the acquisition of Navigator in October 2005, which included $208,864 in such costs, and the compensation charge on stock option and warrants to directors and consultants in accordance with SFAS No. 123R, "Share-Based Payment", amounting to $228,191.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the six months ended June 30, 2006 and 2005:

Six months ended June 30,                                    2006      2005
-------------------------                                  --------  --------
  Other selling, general and administrative expenses - IT $412,253 $ 0 Other selling, general and administrative expenses -
    Real estate                                              22,788         0
  Other selling, general and administrative expenses -
    Corporate                                               266,123   228,390
                                                           --------  --------
      Total Other selling, general and administrative
         expenses                                          $701,164  $228,390
                                                           ========  ========

Other selling, general and administrative expenses increased by 207%, or $472,774 primarily as the result of the acquisition of Navigator in October 2005.

Goodwill impairment

The following table summarizes amortization for the six months ended June 30, 2006 and 2005:

Six months ended June 30,               2006     2005
-------------------------            ----------  ----
  Goodwill impairment - IT           $7,285,032   $ 0
  Goodwill impairment - Real estate          --     0
  Goodwill impairment - Corporate            --     0
                                     ----------   ---
    Total Goodwill impairment        $7,285,032   $ 0
                                     ==========   ===

At June 30, 2006, the Company performed an impairment test relating to the goodwill recorded in its books. Navigator was identified as `Reporting Unit' in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The Company compared the fair value of the reporting units to their carrying amounts, noting that the carrying amount was higher than their fair values taking into account the changes in the Company's organization, market developments, actual performance and outlook as described previously. The Company then compared the implied fair value of each reporting unit's goodwill with their carrying amounts and recorded an impairment charge of $7,285,032 relating to Navigator. After the impairment as of June 30, 2006, the goodwill relating to Navigator has a net book value of $865,640.

Depreciation and amortization

The following table summarizes depreciation and amortization for the six months ended June 30, 2006 and 2005:

Six months ended June 30,                        2006    2005
-------------------------                      --------  ----
  Depreciation and amortization - IT           $916,936    $0
  Depreciation and amortization - Real estate       200     0
  Depreciation and amortization - Corporate          --     0
                                               --------   ---
    Total Depreciation and amortization        $917,136    $0
                                               ========   ===

Depreciation and amortization consist of depreciation in a value of $222,156 and amortization in a value of $694,980 in 2006

Depreciation has increased by $222,156 in the six months ended June 30, 2006. This increase is attributed almost exclusively to the acquisition of Navigator.

Amortization of intangibles of $694,980 in 2006 relates to certain customer contracts of Navigator, which were recognized as intangible assets upon acquisition.

Interest income

The following table summarizes interest income for the six months ended June 30, 2006 and 2005:

Six months ended June 30,           2006   2005
-------------------------         -------  ----
  Interest income - IT            $     0    $0
  Interest income - Real estate     8,932     0
  Interest income - Corporate      75,240     0
                                  -------   ---
    Total Interest income         $84,172    $0
                                  =======   ===

The increase in interest income at Corporate is due to the deposit of over $15,000,000 cash invested into Money Market Fund originated from the sale of Euroweb Hungary and Euroweb Romania.

Interest income generated in real estate segment is calculated on the loan of $2,767,500 provided to AOB with 12% annual interest.

Interest expense

The following table summarizes interest expense for the six months ended June 30, 2006 and 2005:

Six months ended June 30,           2006   2005
-------------------------         -------  ----
  Interest expense -IT            $55,055    $0
  Interest expense - Real estate        0     0
  Interest expense - Corporate          0     0
                                  -------   ---
    Total Interest expense        $55,055    $0
                                  =======   ===

The increase in interest expense is due to the consolidation of Navigator. The bank loan and outstanding overdraft facility associated with Navigator has increased interest expense by $55,055.

Liquidity and Capital Resources

As of June 30, 2006, our cash, and cash equivalents were approximately $17.6 million, an increase of approximately $16.0 million from December 31, 2005. The increase is exclusively the result of cash proceeds from the sale of Euroweb Hungary and Euroweb Romania.

Cash flow used in operating activities for the six months ended June 30, 2006 was $2.3 million, compared to $1.4 million cash provided by operating activities in the six months ended June 30, 2005. The $3.7 million fluctuion is attributable to the current year disposal of the cash producing subsidiaries, Euroweb Hungary and Euroweb Romania, which positively contributed to cash frow from operating activities in 2005. In addition, the parent company has increased losses from continuing operations in 2006 compared to the previous period.

Cash provided by investing activities amounted to $18.5 million in six months ended June 30, 2006, which included $21.5 million net of cash collected from the disposal of Euroweb Hungary and Euroweb Romania with the deduction of repayment of Commerbank loans to ensure debt free status and the settlement of transactions costs. In addition, Navigator and ERC related $0.2 million capital expenditures and $2.8 million loan provided by ERC for real estate projects decreased the cash from investing activities in the six months ended June 30, 2006. In the six months ended 2005, the Company sold Euroweb Slovakia for $2.7 million, while capital expenditures from the discontinued Hungarian and Romanian operation was $1.2 million resulting $1.5 million cash provided by investing activity.

Cash used in financing activities was $0.2 and $1.0 million, respectively, in the six months ended June 30, 2006 and 2005. Navigator related cash used in financing activity was $0.1 million mainly due to the repayment of bank loans, while $0.1 million was spent on acquiring treasury stocks. In the six months ended June 30, 2005, net cash used in financing activities was $1.0 million from loan and note repayments and principal payments under capital lease obligations from discontinued Hungarian and Romanian operations.

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. This is primarily attributable to the sale of Euroweb Hungary and Euroweb Romania, which resulted in over $17.5 million cash available for our Company as of June 30, 2006.

In the event the Company makes future acquisitions, particularly in real estate, the excess cash on hand, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may consider the sale of non-strategic assets or subsidiaries, or raising funds, or both.

Inflation and Foreign Currency

The Company maintains its books in local currency: Hungarian Forint for Navigator and US Dollars for ERC. ERC is registered in Nevada, while the the Parent Company is registered in the State of Delaware.

The Company's revenue generating operations are outside of the United States through its wholly owned subsidiary Navigator. All the Company's customers are currently in Hungary. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company's subsidiaries forint denominated balance sheets into U.S. dollars, as of June 30, 2006, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 213.58 as of December 31, 2005, to 221.78 as of June 30, 2006, an approximate 4% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the six months ended June 30, 2006 and 2005 were 212.84 and 192.49, respectively.

Effect of Recent Accounting Pronouncements

      Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method and therefore did not restate results for prior periods. Prior to January 1, 2006 the Company accounted for share-based compensation arrangements in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires all public entities that used the fair-value method for either recognition or disclosure under SFAS No. 123 to apply the modified prospective transition method as of the required effective date. As a result, the Company adopted the provisions of SFAS No. 123R using this method, effective January 1, 2006. Under the modified prospective method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 are recognized as compensation cost over the remaining requisite service periods, as prior periods may not be restated. The adoption of SFAS No. 123R increased our expenses and reported net loss for the three months ended March 31, 2006 by $0.1 million.

      Management forecasts that the impact of adopting SFAS No. 123R for the twelve months ending December 31, 2006 will be approximately $0.3 million. This forecast is based on the Black-Scholes option-pricing model, the price of our stock at the time of grants, the volatility of our stock price and the expected forfeiture rates. As such, our actual stock option expense may differ from this estimate.

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

(2) Filed with Form 10-QSB for quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly Hills, California, on August 14, 2006.

                                        EUROWEB INTERNATIONAL CORP.


                                        By /s/Yossi Attia
                                           -------------------------------------
                                        Yossi Attia
                                        Chief Executive Officer