Form 10QSB
period 2006-09-30
EUROWEB INTERNATIONAL CORP
filed 2006-11-14
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-12000

EUROWEB INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

468 North Camden Drive, Suite 256(I), Beverly Hills, California 90210
(Address of principal executive offices)

(310) 860-5697	(310) 860-5600
Issuer’s telephone number	Issuer’s facsimile number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	5,414,370
(Class)	(Outstanding at November 9, 2006)

Transitional Small Business Disclosures Format (Check one): Yes ☐ No ☒

EUROWEB INTERNATIONAL CORP.

INDEX

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of September 30, 2006		3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005		4

Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2006 and twelve months ended December 31, 2005		5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005		6

Notes to Condensed Consolidated Financial Statements		7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Controls and Procedures	36

PART II.	Other Information	37

Signature		39

EUROWEB INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$9,127,905
Restricted cash - certificate of deposit	4,018,558
Trade accounts receivable, net of allowance for doubtful accounts of $156,281	1,063,928
Prepaid expenses and other current assets	1,199,855
Total current assets	15,410,246

Property and equipment, net	984,177
Construction in progress	7,486,086
Long term loan	4,399,270
Intangibles - customer contracts, net	2,089,831
Goodwill	865,640
Total assets	$31,235,250

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$1,097,097
Current portion of bank loan and overdraft	646,167
Current portion of other real estate related loans	15,405
Other current liabilities	1,112,458
Accrued expenses	606,017
Total current liabilities	3,477,144

Deferred tax liability	334,373
Bank loan	266,524
Other real estate related loans	4,966,635

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value - authorized 35,000,000 shares; 5,561,780 shares issued and outstanding	25,026
Additional paid-in capital	52,304,577
Accumulated deficit	(29,456,946)
Accumulated other comprehensive income	8,304
Treasury stock - 327,294 common shares, at cost	(690,387)
Total stockholders' equity	22,190,574

Total liabilities and stockholders' equity	$31,235,250

See accompanying notes to condensed consolidated financial statements.

EUROWEB INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Revenues	$1,369,684	$-	$4,764,201	$-

Cost of revenues (Exclusive of depreciation and amortization shown separately below)	303,698	-	1,447,486	-

Operating expenses
Compensation and related costs	878,607	99,226	2,348,019	397,081
Severance to officer	-	-	750,000	-
Consulting, director and professional fees	681,562	209,066	1,579,592	605,704
Other selling, general and administrative expenses	416,856	84,939	1,118,020	313,329
Goodwill impairment	-	-	7,285,032	-
Depreciation and amortization	453,004	-	1,370,140	-
Total operating expenses	2,430,029	393,231	14,450,803	(1,316,114)
Operating loss	(1,364,043)	(393,231)	(11,134,088)	(1,316,114)
Interest income	252,384	-	336,556	-
Interest expense	(19,682)	-	(74,737)	-
Net interest income	232,702	-	261,819	-

Other income	-	-	-	170,000

Loss from continuing operatings before income taxes	(1,131,341)	(393,231)	(10,872,269)	(1,146,114)

Income tax expense, current	(9,464)	-	(49,343)	-
Income tax benefit, deferred	55,598	-	166,795	-
Income tax benefit	46,134	-	117,452	-

Loss from continuing operations	(1,085,207)	(393,231)	(10,754,817)	(1,146,114)
Income from discontinued operations, net of tax	-	729,981	15,600,302	2,935,251

Net (loss) income	(1,085,207)	336,750	4,845,485	1,789,137

Other comprehensive (loss) income	(5,213)	(38,909)	(91,377)	4,795

Comprehensive (loss) income	$(1,090,420)	$297,841	$4,754,108	$1,793,932

Loss per share, from continuing operations, basic and diluted	$(0.19)	$(0.08)	$(1.85)	$(0.22)
Income per share from discontinued operations, basic and diluted	-	$0.14	$2.68	$0.55
Net (loss) income per share, basic and diluted	$(0.19)	$0.06	$0.83	$0.33
Weighted average number of shares outstanding, basic and diluted	5,742,363	5,342,533	5,806,854	5,342,533

See accompanying notes to condensed consolidated financial statements.

EUROWEB INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain(Loss)	Treasury Stock	Total Stockholders' Equity
Balances, January 1, 2005	5,342,533	$24,807	$50,780,084	$(35,982,726)	$108,266	$(1,115,412)	$13,815,019
Foreign currency translation loss	-	-	-	-	(8,585)	-	(8,585)
Compensation charge on share options and warrants issued to consultants	-	-	192,294	-	-	-	192,294
Issuance of shares (Navigator Rt. acquisition)	441,566	441	1,681,693	-	-	-	1,682,134
Cancellation of treasury stock	-	-	(1,115,412)	-	-	1,115,412	-
Net income for the period	-	-	-	1,680,295	-	-	1,680,295
Balances, December 31, 2005	5,784,099	25,248	51,538,659	(34,302,431)	99,681	-	17,361,157
Foreign currency translation gain	-	-	-	-	(91,377)	-	(91,377)
Compensation charge on share options and warrants issued to employees, directors and consultants	-	-	443,109	-	-	-	443,109
Issuance of shares to the President	104,975	105	322,809	-	-	-	322,914
Treasury stock	(327,294)	(327)	-	-	-	(690,387)	(690,714)
Net income for the period	-	-	-	4,845,485	-	-	4,845,485
Balances, September 30, 2006	5,561,780	$25,026	$52,304,577	$(29,456,946)	$8,304	$(690,387)	$22,190,574

See accompanying notes to condensed consolidated financial statements.

EUROWEB INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Net cash used in operating activities	$(2,390,287)	$(431,150)

Cash flows from investing activities:
Restricted cash - certificate of deposit	(4,000,000)	-
Proceeds from sale of Euroweb Hungary and Euroweb Romania, net of cash	21,824,086	-
Proceeds from sale of Euroweb Slovakia	-	2,700,000
Navigator - pre-acquisition cost	-	(271,808)
Long term loans to Bonanza project	(4,286,653)
Construction in progress	(7,486,086)	-
Purchase of property and equipment	(276,162)	-
Investing activities from discontinued operations	-	(1,859,191)
Net cash provided by investing activities	5,775,185	569,001

Cash flows from financing activities:
Repayment of bank loans	(158,125)	-
Utilization of bank overdraft	69,501	-
Proceeds from other real estate related loans	4,982,040	-
Principal payments under capital lease obligations	(28,522)	-
Payments to acquire treasury stock	(690,714)	-
Financing activities from discontinued operation	-	(1,237,491)
Net cash used in financing activities	4,174,180	(1,237,491)

Effect of exchange rate changes on cash and cash equivalents	137	-

Net increase in cash and cash equivalents	7,559,215	(1,099,640)
Cash and cash equivalents, beginning of period	1,568,690	2,379,552
Cash and cash equivalents, end of period	$9,127,905	$1,279,912

Supplemental disclosure:
Cash paid for interest	$72,693	-
Cash paid for income taxes	$20,895

See accompanying notes to condensed consolidated financial statements.

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Business

Euroweb International Corp. (“Euroweb”) is a Delaware corporation, which was incorporated on November 9, 1992. Euroweb and its subsidiaries are collectively referred to herein as the “Company”. The Company was a development stage company through December 31, 1993.

The Company operates in Hungary through our wholly-owned subsidiary Navigator Informatika Rt. (“Navigator”) and currently in the United States (“USA”) through our wholly-owned subsidiary Euroweb RE Corp. (“ERC”), a Nevada corporation and its subsidiaries

The Company operates in two industry segments, providing a full range of information technology (“IT”) outsourcing services through Navigator in Hungary and real estate development business through ERC in the USA. The IT outsourcing services provided by the Company are primarily comprised of IT maintenance, procurement, consultancy and related services. In June 2006, the Company commenced operations in the real estate industry through ERC, which includes development and subsequent rent or sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies. In addition to these two segments, the Company also separately manages and analyzes the activity of the parent company, Euroweb International Corporation, a legal entity registered in the State of Delaware.

On April 15, 2005, the Company disposed of Euroweb Slovakia a.s. (“Euroweb Slovakia”) for cash in the amount of $2,700,000 and, as a result, has ceased operations in Slovakia. On December 15, 2005, the Board of Directors decided to sell 100% of Euroweb Internet Szolgaltato Rt. (“Euroweb Hungary”) and Euroweb Romania S.A. (“Euroweb Romania”). On December 19, 2005, the Company entered into a share purchase agreement with Invitel Tavkozlesi Szolgaltato Rt. (“Invitel”), a Hungarian joint stock company, to sell 100% of the Company’s interest in Euroweb Hungary and Euroweb Romania. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006 upon our receipt of the first part of the purchase price of $29,400,000. The remaining part of the purchase price of $613,474 was fully paid in two installments: $232,536 in June and $380,938 in the beginning of July 2006. The purchase price was partly utilized for the repayment of $6,044,870 Commerzbank loan in order to ensure debt free status of the subsidiaries, and partly for settlement of $2,144,518 of transaction costs.

Approximately 88% of the consolidated revenue for the nine months ended September 30, 2006 was generated from the four most significant customers of the Company as follows:

	Revenue Generated	As a %
Company ‘A’:	$1,271,746	26.69
Company ‘B’:	1,110,460	23.31
Company ‘C’:	986,567	20.71
Company ‘D’:	840,806	17.65
Other companies:	554,622	11.64
Total revenue:	$4,764,201	100.00

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The interim unaudited condensed consolidated financial statements of Euroweb and its consolidated subsidiaries included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP’’) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, appearing in the Annual Report on Form 10-KSB of the Company for the year then-ended.

All intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition - real estate projects. Revenue from fixed price contracts is recognized on the percentage of completion method. Thepercentage of completion method is also used for condominium projects in which the Company is a real estate developer and all units have been sold prior to the completion of the preliminary stage and at least 25% of the project has been carried out. Percentage of completion is measured by the percentage of costs incurred to balance sheet date to estimated total costs. Selling, general, and administrative costs are charged to expense as incurred. Profit incentives are included in revenues, when their realization is reasonably assured. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are first determined, in the amount of the estimated loss of the full contract. Differences between estimates and actual costs and revenues are recognized in the year in which such differences are determined. The provision for warranties is provided at certain percentage of revenues, based on the past experience of the Company’s management.

Real estate. Real estate is stated at the lower of cost or market. All direct and indirect costs relating to the Company’s development project are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. Such standard requires costs associated with the acquisition, development and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these costs is predicated on the ability of the Company to successfully open and operate the development property.

The Company is currently under the initial phase of real estate developments, therefore no revenue has been recognised.

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Stock-based compensation. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). As a result, no expense was recognized for options to purchase its common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended December 31, 2005 or 2004, nor in the three and nine months ended September 30, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005 for small business issuers. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, the Company have adopted SFAS No. 123R using the modified prospective method.

Under this method, compensation cost recognized during the three-month and nine months ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an straight-line basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 5 to the Company’s Unaudited Condensed Consolidated Financial Statements for a further discussion on stock-based compensation. Pro forma results for prior periods have not been restated. The adoption of SFAS No. 123R had no impact on cash flows from operations, investing or financing.

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the SEC guidance provided in the SEC’s Staff Accounting Bulletin 107, (“SAB 107”), using a “simplified” method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options.

The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the first nine months of 2005.

Nine months Ended September 30, 2005
Expected volatility	88%
Expected dividends	-
Expected term (in years)	6
Risk-free rate	4%

No options have been granted or exercised in the nine months ended September 30, 2006.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options, provided the option exercise price was not less than the common stock’s fair market value on the date of the grant. The Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The net loss amount utilized within the following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for its employee stock option and employee stock purchase plans for the three and nine months ended September 30, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period.

For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards:

Nine months ended	September 30, 2005

Net income:	$1,789,137
Net income, as reported
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(687,144)
Pro forma net income	1,101,993
Basic and diluted income per share:
As reported, basic
Pro forma, basic	$0.33
As reported, diluted	0.21
Pro forma, diluted	$$0.33
0.21

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

September 30,2005
Three months ended
Net income:
Net income, as reported	$336,750
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(291,462)
Pro forma net income	45,288
Basic and diluted income per share:
As reported, basic	$0.06
Pro forma, basic	0.01
As reported, diluted	$0.06
Pro forma, diluted	0.01

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes in option grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of future grants.

Note that the above pro forma disclosure was not presented for the three and nine month periods ended September 30, 2006, because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for these periods. As a result of adopting SFAS No. 123R, the Company recorded $138,016 and $369,499 to the Consolidated Statement of Operations as non-cash compensation expense for the three and nine months ended September 30, 2006, respectively.

The following table shows total non-cash stock-based employee compensation expense (see Note 5 for types of stock-based employee arrangements) under SFAS No. 123R included in the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2006:

Categories of cost and expenses	Three months ended September 30, 2006	Nine months ended September 30 ,2006
Compensation and related costs	$75,889	$149,071
Consulting, directors and professional fees	62,127	220,428
Total stock-based compensation expense	$138,016	$369,499

There was no capitalized stock-based employee compensation cost as of September 30, 2006. There were no material recognized tax benefits during the three and nine months ended September 30, 2006.

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share. The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net (loss) income attributable to
Common stockholders (A)	$(1,085,207)	$336,750	$4,845,485	$1,789,137

Determination of shares
Weighted average common shares outstanding - basic (B)	5,742,363	5,342,533	5,806,854	5,342,533
Assumed conversion of dilutive stock options and warrants	—	—	—	—
Weighted average common shares Outstanding - diluted (C)	5,742,363	5,342,533	5,806,854	5,342,533

Net (loss) income per common share
Basic (A/B)	$(0.19)	$0.06	$0.83	$0.33
Diluted (A/C)	$(0.19)	$0.06	$0.83	$0.33

The Company had potentially dilutive common stock equivalents of 688,517 and 749,704 (2005: 615,000 and 941,879) for the three and nine months ended September 30, 2006, which were not included in the computation of diluted net loss per share because they were antidilutive.

3. Restriced Cash - Certificate of Deposit

On August 28, 2006, the Company through ERC entered into a $4,000,000 Revolving Line of Credit (“line of credit”) with EastWestBank. As security for this credit facility, the Company deposited $4,000,000 into a Certificate of Deposit (“CD”) as collateral for a two year period. The CD earns interest at a rate of 5.25% annually, and any interest earned on the CD is restricted from withdrawal and must remain in the account for the entire term. The interest rate on the line of credit is 6% annually. As of September 30, 2006, there was no balance outstanding.

4. Discontinued Operations and Disposal of Subsidiaries

Completed sale of Euroweb Slovakia

On April 15, 2005, the Company sold Euroweb Slovakia for cash in the amount of $2,700,000.

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Completed sale of Euroweb Hungary and Euroweb Romania

On December 15, 2005, the Board of Directors of the Company decided to sell its interest its wholly-owned subsidiaries in Euroweb Hungary and Euroweb Romania. On December 19, 2005, the Company entered into a share purchase agreement with Invitel Tavkozlesi Szolgaltato Rt., a Hungarian joint stock company, to sell Euroweb Hungary and Euroweb Romania, subject to various conditions including, but not limited to, shareholders’ approval. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006 upon our receipt of the first part of purchase price of $29,400,000. The remaining part of purchase price of $613,474 was fully paid in two instalments: $232,536 in June and $380,938 in the beginning of July 2006. The purchased price was partly utilized for the repayment of $6,044,870 Commerzbank loan in order to ensure debt free status of the subsidiaries, and with the arrangement of $2,144,518 transaction costs.

The sale of Euroweb Slovakia, Euroweb Hungary and Euroweb Romania met the criteria for presentation as a discontinued operation under the provisions of Statement of Financial Accounting Standards No. 144, “Accouting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”). Therefore, amounts relating to Euroweb Slovakia, Euroweb Hungary and Euroweb Romania have been reclassified as discontinued operations in 2005.

The following table provides the details of result of discontinued operation per reporting unit for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Income from discontinued Slovakian operations (including the 2005 gain on disposal of $1,701,200), net of tax	$—	$—	$—	$1,733,470
Income (loss) from discontinued Hungarian operations	—	312,008	(928,122)	131,430
Income from discontinued Romanian operations	—	417,973	588,566	1,070,351
Gain on disposal of the Hungarian and Romanian operations, net of tax	—	—	15,939,858	—
Income from discontinued operations	$—	$729,981	$15,600,302	$2,935,251

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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

As of September 30, 2006, the Company has one share-based compensation plan: the 2004 Stock Incentive Plan (the “Plan”).

Pursuant to the Plan, 800,000 shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. The plan was approved by the Company’s Annual Meeting of Stockholders in May 2004. In 2005, the Plan was adjusted to increase the number of shares of common stock issuable under such plan from 800,000 shares to 1,200,000 shares. The adjustment was approved at the Company’s Annual Meeting of Stockholders in June 2005. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant; those option awards generally vest over a three or four-year period in equal increments of 33% or 25%, beginning 6 months after the date of the grant. All options granted have contractual terms of six years from the date of the grant and expire 3 months subsequent to the holder leaving the Company. The grant date fair value is calculated using the Black-Scholes option valuation model.

The Company has granted the following options under the Plan:

On April 26, 2004, the Company granted 125,000 options to its Chief Executive Officer, an aggregate of 195,000 options to five employees and an aggregate of 45,000 options to two consultants of the Company. The stock options granted to the Chief Executive Officer vest at the rate of 31,250 options on November 1, 2004 and each October 1 of 2005, 2006 and 2007. The stock options granted to the other employees and consultants vest at the rate of 80,000 options on November 1, 2004 and October 1 of 2005 and 2006. The exercise price of the options ($4.78) is equal to the market price on the date the granted. The options, granted to the Chief Executive Officer, have expired unexercised in August 2006 due to the termination of his employment. Of the 195,000 options granted to employees, 60,000 options have been expired unexercised during 2005, while the remaining 135,000 options have been expired unexercised in August 2006 due to termination of the five employee contracts. An additional 15,000 options granted to one of the consultants have been expired unexercised in April 2006 due to the termination of the consultant’s contract.

In accordance with APB No. 25, compensation expense was not recorded for the options granted to the Chief Executive Officer, and the five employees until December 31, 2005. The adoption of SFAS No. 123R on January 1, 2006 resulted in a compensation charge of $138,016 and $369,499 for the three and nine months ended September 30, 2006, respectively.

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

In accordance with SFAS No. 123, the Company will recognize total compensation charges of approximately $162,000 for the grants made to the two consultants as such consultants do not qualify as employees. Such compensation charges are recognized over the vesting period of three years. Compensation expense for the three and nine months ended September 30, 2006 was $3,721 and $13,021 (2005: $15,101 and $45,303, respectively).

On March 22, 2005, the Company granted an aggregate of 200,000 options to two of the Company’s directors. The stock options granted to the directors on March 22, 2005 vest at the rate of 50,000 options on each September 22 of 2005, 2006, 2007 and 2008, respectively. The exercise price of the options ($3.40) is equal to the market price on the date the options were granted. In accordance with APB No. 25, compensation charges were not recorded accounted with respect to these grants until December 31, 2005. The adoption of SFAS No. 123R on January 1, 2006 resulted in a compensation charge of $30,834 and $117,322, respectively, in the three and nine months ended September 30, 2006. One of the directors has been elected as Chief Executive Officer from August 14, 2006.

On June 2, 2005, the Company granted 100,000 options to a director of the Company, which vest at the rate of 25,000 options on December 2 of 2005, 2006, 2007, and 2008, resepectively. In accordance with APB 25, compensation charges were not recorded accounted with respect to these grants until December 31, 2005. The adoption of SFAS No. 123R on January 1, 2006 resulted in a compensation charge of $25,644 and $76,932, respectively, in the three and nine months ended September 30, 2006.

The following table summarizes the option activity under the Plan as of September 30, 2006 and changes during the nine months then ended:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	605,000	$4.20
Granted	—	—
Exercised	—	—
Forfeited or expired	(275,000)	$4.78
Outstanding at September 30, 2006	330,000	$3.72	4.45	$0
Exercisable at September 30, 2006	145,000	$3.70	4.38	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $0, respectively.

As of September 30, 2006, there was $212,823 of total unrecognized compensation cost related to non-vested share-based compensation granted under the Plan, which is expected to be recognized over a weighted-average period of 2 years. No options were in money as of September 30, 2006.

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Other options outside of the Plan:

On October 13, 2003, the Company granted one of the directors 100,000 options at an exercise price (equal to the fair value on that day) of $4.21 per share, with 25,000 options vesting on April 13 2004, 2005, 2006 and 2007. In accordance with APB No. 25, compensation charges were not recorded with respect to these grants until December 31, 2005. Compensation charge according to SFAS 123R adopted from January 1, 2006 was $5,650 and $26,175 in the three and nine months period ended September 30, 2006. The option was not exercised. The intrinsic value of these stock options exercised during the three and nine months ended September 30, 2006 was $0. As of September 30, 2006, there was $12,248 of total unrecognized compensation cost related to non-vested share-based compensation granted under this grant, which is expected to be recognized over a weighted-average period of less than 1 year. The options were not in money as of September 30, 2006.

The President and a director of the Company is eligible to receive an annual compensation of $250,000 starting from April 15, 2005, which is payable in Euroweb shares of common stock. The number of shares to be paid is calculated based on the average closing price 10 days prior to each employment year. The number of shares for the year ended April 14, 2006 is 82,781. On August 14, 2006, Moshe Schnapp resigned as President of the Company. In July 2006, the Company issued the remaining 46,007 shares of common stock for services from January 1, 2006 through July 31, 2006. Mr. Schnapp waived his rights to any further compensation. Compensation expense for the three and nine months ended September 30, 2006 was $24,071 and $149,071 (2005: $62,500 and $114,582). All of Mr. Schnapp shares are not registered for trading.

On June 7, 2005, the Company granted 100,000 warrants to a consulting company as compensation for investor relations services at exercise prices as follows: 40,000 warrants at $3.50 per share, 20,000 warrants at $4.25 per share, 20,000 warrants at $4.75 per share and 20,000 warrants at $5 per shares. The warrants have a term of five years and tranches vest proportionately at a rate of a total 8,333 warrants per month over a one year period. The warrants are being expensed over the performance period of one year. Compensation expense for the three and nine months ended September 30, 2006 was $0 and $60,590 (2005: $60,600 and $80,806). In February 2006, the Company terminated its contract with the consultant company providing investor relation services. The warrants granted under the contract are reduced time-proportionally to 83,330, based on the time in service by the consultant company.

6. Bank Loan and Overdraft

On April 6, 2005, the Company through Navigator entered into a long-term loan agreement with Commerzbank Bank Rt (the “Bank”) for $932,836 at the September 30, 2006 exchange rate, with an interest rate of three month Budapest Interbank Offered Rate (“BUBOR”) +2.5%. At September 30, 2006, $533,049 was outstanding. The loan is repayable in 14 quarterly installments of $66,631 plus quarterly interest beginning on May 31, 2005. The shares of Navigator were pledged as collateral for this loan, as well as a general lien established on all of the assets of this subsidiary of Euroweb.

In addition to the long-term loan agreement, the Company also entered into an overdraft facility with the Bank for $640,266 at the September 30, 2006 exchange rate on July 20, 2005. At September 30, 2006, $379,642 was outstanding. The interest rate is BUBOR + 1.5%.

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Long Term Loan

On June 19, 2006, ERC entered into an Investment Agreement with a third party, The Aquitania Corp. f/k/a AO Bonanza Las Vegas, Inc. (“AOB”), pursuant to which ERC, within its sole discretion, has agreed to provide secured loans to AOB not to exceed the amount of $10,000,000. ERC made the first loan to AOB in the amount of $2,600,000 as of June 20, 2006 and an additional $167,500 until the end of June, from funds available to ERC from the Company as described above. AOB may request additional funds at anytime after July 15, 2006. Balance of this loan was $4,399,270 as of September 30, 2006 including $112,617 accumulated interest after providing $1,519,153 additional loans in the third quarter of 2006.

Each loan provided to AOB is due on demand or upon maturity on January 14, 2008. The loan is secured with a first trust deed, as well as Lender ALTA title policy for $10,000,000.. All proceeds from the loan are placed in an escrow and are released for specific purposes associated with the development of the Property.

If ERC requests that the funds be paid on demand prior to maturity, then AOB shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid to AOB in the form of shares of common stock of Euroweb, which will be computed by dividing the dollar amount of the 10% discount by the market price of Euroweb’s shares of common stock.

The terms of the loans require that ERC to be paid-off the greater of (i) the principal including 12% interest per annum or (ii) 33% of all gross profits derived from the Property.

8. Construction in Progress

Construction in Progress includes four separate lands for future development. The Company intends to develop these real estates for sale and rent commencing in the fourth quarter of 2006 or beginning of 2007. The following projects are under construction:

	Value of Land	Other capitalized costs	Total balance as of 09/30/2006
Harper project	$1,000,000	$18,386	$1,018,386
Huntley project	1,250,000	398,672	1,648,672
Stanley project	1,650,000	16,000	1,666,000
Lorraine	2,753,624	399,404	3,153,028
Total Construction in Progress	$6,653,624	$832,462	$7,486,086

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

9. Other real estate related Loans

The Company’s real estate segment requires substantial up-front expenditures for land development contracts and construction. Accordingly, the Company requires a substantial amount of cash on hand and lines of credit from banks to conduct its business. The Company has financed its working capital needs on a project-by-project basis, primarily from construction loans from banks, private funding of equity and debt via the All Inclusive Trust Deed Agreement (AITDA), and with the proceeds of the existing cash of the Company.

The outstanding balance of other loans as of September 30, 2006 is as follows:

Project name	Bank name/financial institution	Principal amount	InterestAnnually	Expiry date year
Huntley *	M&T Mortgage	$720,000	6.25%	2034
Huntley *	Specialized Loan Servicing	$197,889	10.50%	2019
Huntley *	Washington Mutual Home loans	$637,985	6.50%	2035
Stanley *	Washington Mutual Home loans	$487,166	7.50%	2032
Stanley *	Morequity	$61,500	11.00%	2032
Lorraine	Countrywide Home loans	$1,000,000	6.88%	2036
Lorraine	Countrywide Home loans	$200,000	11.38%	2036
Lorraine	Chase	$731,250	6.88%	2036
Lorraine	Chase	$146,250	9.00%	2036
Harper	Lehmann Brothers	$750,000	7.75%	2036
Harper	Lehmann Brothers	$50,000	9.63%	2036

Total principal amounts of other loans		$4,982,040
Less current portion		$15,405
Long term portion of other loans		$4,966,635

*) - Warp under AITDA

10. Treasury Stock

On June 2006, Euroweb’s Board of Directors approved a program to repurchase, from time to time, at management’s discretion, up to 700,000 shares of Euroweb’s common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group will act as agent for our stock repurchase program. As of September 30, 2006, the Company acquired 327,294 shares at a cost of $690,714.

Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

11. Commitments and Contingencies

(a) Employment Agreements

The Company entered into a six-year agreement with its Chief Executive Officer, Csaba Törő on October 18, 1999, which commenced January 1, 2000, and provided for an annual compensation of $96,000. The agreement was amended in 2004 and 2005. The amended agreement provided for an annual salary of $200,000 and a bonus of up to $150,000 in 2006, 2007 and 2008, as well as an annual car allowance of $30,000 for the same period.

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

The Company entered into a two-year employment agreement with Moshe Schnapp as President and Director of the Company starting from April 15, 2005, which provides for an annual compensation in the amount of $250,000 to be paid in the form of Euroweb shares of common stock. The number of shares to be received by Mr. Schnapp is calculated based on the average closing price 10 days prior to the commencement of each employment year. On August 14, 2006, Moshe Schnapp resigned as President of the Company. In July 2006, the Company issued the remaining 46,007 shares of common stock for services from January 1, 2006 through July 31, 2006. Mr. Schnapp waived his rights to any further compensation.

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President of ERC which commenced on July 1, 2006 and provides for annual compensation of $240,000 and an annual bonus of not less than $120,000 per year, as well as an annual car allowance for the same period. Mr. Attia will be entitled to a special bonus equal to 10% of the EBITDA of ERC, which such bonus is payable in shares of common stock of the Company; provided, however, the Special Bonus is only payable in the event that Mr. Attia remains continuously employed by ERC and Mr. Attia shall not have sold shares of common stock of the Company on or before the payment date of the Special Bonus unless such shares were received in connection with the exercise of an option that was scheduled to expire within one year of the date of exercise. In addition, on August 14, 2006, the Company amended the Agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia will receive 111,458 Euroweb shares of common stock for his first year service. Mr. Attia also agreed to not directly or indirectly compete with the business of the Company or ERC during his employment and for a period of two years following termination of employment. Further, Mr. Attia agreed to transfer to the Company and/or ERC at cost all real estate projects currently owned by Mr. Attia in which he has not commenced development.

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

(b) Lease Agreements

The Company’s subsidiary has entered into various capital leases for service equipment, as well as non-cancelable agreement for office premises.

(c) Legal Proceedings

Except as set forth below, there are no known significant legal procedures that have been filed and are outstanding against the Company:

On April 26, 2006, a lawsuit was filed in Delaware Court of Chancery (the “Court”) by a stockholder of the Company against the Company, each of the Company’s directors and CORCYRA d.o.o., a stockholder of the Company that beneficially owns 39.81% of the Company’s outstanding common stock of the Company. The Complaint is entitled Laurence Paskowitz v. Csaba Toro et al., C.A. No. 2110-N and was brought individually and as a class action on behalf of certain of the Company’s common stockholders excluding defendants and their affiliates. The plaintiff alleges the proposed sale of 100% of the Company’s interest in the Company’s two Internet and telecom related operating subsidiaries (the “Subsidiaries”) constitutes a sale of substantially all of the Company’s assets and requires approval by a majority of the voting power of the Company’s outstanding common stock under Section 271 of the Delaware General Corporation Law. The plaintiff also alleges the defendants breached their fiduciary duties in connection with the sale of the subsidiaries and the disclosures contained in the proxy statement filed on April 24, 2006. The plaintiff applied for a temporary restraining order seeking to enjoin the special meeting on May 15, 2006.

The Company denies any and all allegations of wrongdoing; however, in the interests of conserving resources, on April 28, 2006, the parties to the litigation entered into a Memorandum of Understanding providing for, subject to confirmatory discovery by plaintiff, the negotiation of a formal stipulation of a settlement of the litigation. Pursuant to the proposed settlement, the Board of Directors of the Company has determined to: (i) increase the vote required to approve the sale of 100% of the Company’s interest in the Subsidiaries, (ii) revise the disclosure within the proxy statement to eliminate the bonus of up to US $400,000, which the Compensation Committee of the Company had the option to pay to select members of management, as the Board of Directors had previously elected to terminate the ability to pay such bonus and (iii) provide supplemental disclosure as contained in the Supplemental Proxy Statement to be mailed to stockholders and filed with the Securities and Exchange Commission on May 3, 2006. The settlement will provide for dismissal of the litigation with prejudice and is subject to Court approval. As part of the settlement, the Company has agreed to pay an amount of attorneys’ fees and expenses that are to be negotiated between the two parties or, lieu of such agreement between the two parties, will be determined by the Court. A determination has not yet been made by the Court.

(d) Elender Rt. Acquisition

On June 9, 2004 the Company acquired all of the outstanding shares of Elender Rt. (“Elender”) for $6,500,000 in cash and 677,201 of the Company’s shares of common stock. Under the terms of the agreement, the Company has placed 248,111 unregistered shares of common stock, newly issued and in the name of the Company, with an escrow agent as security for approximately $1.5 million in loans payable to former shareholders of Elender. The shares will be removed from escrow and returned to the Company from escrow once the outstanding loans have been fully repaid. However, if there is a default on the outstanding loan, then the shares will be issued to the other party and the Company is obliged to register the shares. As of December 31, 2005, the Company had repaid all of the loans that were outstanding.

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

In January 2006, the Company acquired and subsequently cancelled the shares that were placed in escrow.

Pursuant to the registration rights agreement signed on June 1, 2004 with the sellers of Elender, if the shares of the Company’s common stock issued to the sellers were not registered within 120 days of Closing (June 9, 2004) for reasons attributable to the Company, a penalty of $2,000 per day is payable until the shares are registered.  The shares were registered in May 2005 and the company obtained a wavier from the seller, whereby no penalty is due.

On May 2006, the Company disposed of Euroweb Hungary and Euroweb Romania. As a result of disposal, the Company was required to re-register the shares issued in connection with the acquisition of Elender. A registration statement was filed in September 2006, but has not yet become effective. The Company does not expect to be subject to additional penalties as the result of the re-registration of the shares.

(e) Navigator Acquisition

The Company entered into a registration rights agreement dated July 21, 2005, whereby it has agreed to file a registration statement registering the 441,566 shares of Euroweb common stock issued in connection with the acquisition within 75 days of the closing of the transaction and have such registration statement declared effective within 150 days from the filing thereof. In the event that Euroweb fails to meet its obligations to register the shares it may be required to pay a penalty equal to 1% of the value of the Shares per month. The Company has obtained a written waiver from the seller stating that the seller will not raise any claims in connection with the filing of registration statement until May 30, 2006. The Company received a waiver extending the registration deadline until December 31, 2006 without penalty. A registration statement was filed in September 2006, but has not yet become effective.

(f) Indemnities Provided Upon Sale of Subsidiaries

On April 15, 2005, the Company sold Euroweb Slovakia. According to the securities purchase contract (the “Contract”), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties or obligations as set in the Contract up to an aggregate amount of $540,000. The buyer shall not be entitled to make any claim under the Contract after the fourth anniversary of the date of the Contract. No claims have been made to date. The Company has accrued $35,000 as the estimated fair value of this indemnity.

On May 23, 2006, the Company sold Euroweb Hungary and Euroweb Romania. According to the share purchase agreement (the “SPA”), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties or obligations as provided for in the SPA. The Company shall not incur any liability with respect to any claim for breach of representation and warranty or indemnity, and any such claim shall be wholly barred and unenforceable unless notice of such claim is served upon Euroweb by buyer no later than 60 days after the buyer’s approval of Euroweb Hungary and Euroweb Romania’s statutory financial reports for the financial year 2006 , but in any event no later than June 1, 2007. In the case of Clause 8.1.6 (Taxes) or Clause 9.2.4 of SPA, the time period is five years from the last day of the calendar year in which the closing date occurs. No claims have been made to date. The Company has accrued $201,020 as the estimated fair value of this indemnity.

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(g) Bank guarantee

According to the agreement with Commerzbank, the Company may utilize bank guarantees as security for existing and future customer and suppliers. As of September 30, 2006, the Company has $260,624 of outstanding bank guarantees provided for one supplier and four future potential customers.

(h) Investment commitment

On June 19, 2006, ERC entered into an Investment Agreement with a third party, The Aquitania Corp. f/k/a AO Bonanza Las Vegas, Inc. (“AOB”), pursuant to which ERC, within its sole discretion, has agreed to provide secured loans to AOB not to exceed the amount of $10,000,000. ERC made the first loan to AOB in the amount of $2,600,000 as of June 20, 2006, from funds available to ERC from the Company. Each loan provided to AOB is due on demand or upon maturity on January 14, 2008. As of September 30, 2006, the outstanding balance of loan was $4,399,270 as of September 30, 2006 including $112,617 accumulated interest. All proceeds from the loan are secured with a first trust deed as well as Lender title ALTA policy of $10,000,000.

12. Segment and Geographic Information

The Company’s operations fall into two industry segment: providing IT outsource services and the real estate development business. The Company’s two industry segments also serve as the geographic basis. Consequently, the Company has two operating segments: Navigator (Hungary) and ERC (USA). The performance of the two operating segments is monitored based on net income or loss from continuing operations (before income taxes, interest, and foreign exchange gains/losses). There are no inter-segment sales revenues. In addition to the two segments, the Company also separately manages and analyzes the activity of the Parent Company, Euroweb International Corporation, a legal entity registered in the State of Delaware.

The following table summarizes financial information from continuing operations by industry segment and geographic area for the three and nine months ended September 30, 2006 and 2005 after intercompany eliminations and allocation of certain salaries and revenues/direct cost to the respective segments/countries to more accurately reflect the utilization of resources:

Segment and geographic information for nine months ended 2006:

	Navigator	ERC	Corporate	Total
Total revenues	$4,759,067	$5,134	—	$4,764,201
Income tax benefit	117,452	—	—	117,452
Depreciation	326,577	1,094	—	327,671
Intangible amortization (customer contract)	1,042,469	—	—	1,042,469
Goodwill impairment	7,285,032	—	—	7,285,032

Interest income	—	112, 615	223,941	336,556
Interest expense	(74,737)	—	—	(74,73)
Net interest expense	(74,737)	112,615	223,941	261,819

Loss from continuing operations	(8,247,166)	(231,032)	(2,276,619)	(10,754,817)

Property and equipment	960,271	23,906	—	984,177
Construction in progress	—	7,486,086	—	7,486,086
Long term bank loan	—	4,399,270	—	4,399,270
Intangible - customer contracts	2,089,831	—	—	2,089,831
Goodwill	865,640	—	—	865,640
Capital expenditures	251,162	25,000	—	276,162
Total assets	5,329,393	12,140,048	$13,855,809	31,235,250

Euroweb International Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Segment and geographic information for nine months ended 2005:

	Corporate	Total
Total revenues	—	—

Depreciation	—	—
Intangible amortization
(customer contract)	—	—

Interest income	—	—
Interest expense	—	—
Net interest (expense)
Income	—	—

Income tax	—	—
Loss from continuing operations	(1,146,114)	(1,146,114)

Segment and geographic information for three months ended September 30, 2006:

	Navigator	ERC	Corporate	Total

Total revenues	1,364,550	5,134	—	1,369,684

Depreciation	104,621	894	—	105,515
Intangible amortization
(customer contract)	347,489	—	—	347,489

Interest income	—	103,683	148,701	252,384
Interest expense	(19,682)	—	—	(19,682)
Net interest expense	(19,682)	103,683	148,701	232,702

Income tax benefit	46,134	—	—	46,134
Loss from continuing operations	(514,232)	(180,039)	(390,936)	(1,085,207)

Segment and geographic information for three months ended September 30, 2005:

	Corporate	Total

Total revenues	—	—

Depreciation	—	—
Intangible amortization (customer contract)	—	—

Interest income	—	—
Interest expense	—	—
Net interest (expense)	—	—
Income	—	—

Income tax	—	—
Loss from continuing operations	(393,231)	(393,231)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

Overview

Euroweb International Corp. (“Euroweb” or the “Company”) operates in Hungary through our wholly-owned subsidiary, Navigator Informatika Rt. ("Navigator"), and currently in the United States of America (“USA”) through our wholly-owned subsidiary, Euroweb RE Corp. (“ERC”), a Nevada corporation and its subsidiaries.

On April 15, 2005, the Company disposed of Euroweb Slovakia a.s. ("Euroweb Slovakia") for cash in the amount of $2,700,000 and, as a result, have ceased operations in Slovakia. On December 15, 2005, our Board of Directors decided to sell 100% of Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 19, 2005, the Company entered into a share purchase agreement with Invitel Tavkozlesi Szolgaltato Rt. ("Invitel"), a Hungarian joint stock company, to sell 100% of the Company’s interest in Euroweb Hungary and Euroweb Romania. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006 upon our receipt of the first part of the purchase price of $29,400,000. The remaining part of the purchase price of $613,474 was fully paid in two installments: $232,536 in June and $380,938 in the beginning of July 2006. The purchase price was partly utilized for the repayment of $6,044,870 Commerzbank loan in order to ensure debt free status of the subsidiaries, and partly for settlement of $2,144,518 of transaction costs.

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

The Company operates in two industry segments, providing a full range of information technology ("IT") outsourcing services through Navigator in Hungary and real estate development through ERC and its subsidiaries currently in the USA. In additional to the two segments, the Company also separately manages and analyzes the activity of the Parent Company, Euroweb International Corporation, a legal entity registered in the State of Delaware.

The Company’s two segments provides the following services:

(1) The IT outsourcing services provided by the Company through Navigator primarily comprise IT maintenance, procurement, consultancy and related services. Revenues come from the following three sources:

•	Full service IT System operation comprising full service support and maintenance with a cost-effective and competitive service desk system, call center, hotline support and remote troubleshooting;

•	IT system implementation and IT project management, including consultancy, system design, development and implementation and training; and

•	Sale of IT devices.

(2) In June 2006, the Company commenced operations in the real estate industry through ERC and its subsidiaries. ERC has commenced developments in the real estate industry, which must satisfy the parameters set by the Board of Directors as follows:

•	Any investment in the real estate opportunity (the “Proposed RE Investment”), including loans, shall not exceed a period of three years;

•	The expected return on investment on the Proposed RE Investment will be at minimum 15% per year;

•	The Proposed RE Investment will not be leveraged in excess of more than $1.50 for each $1.00 invested in equity; and

•	Each Proposed RE Investment will have a clear exit strategy (i.e. purchase, development and sale) and no Proposed RE Investment intent will be to acquire income producing real estate.

The Company has currently five projects as follows:

(a)	Bonanza project

On June 14, 2006, the Company entered into a line of credit agreement (the "Line of Credit") with ERC, pursuant to which we agreed to loan ERC up to $10,000,000, which such loans will be payable on demand and accrue interest of 12% per annum. Pursuant to the terms of the Line of Credit, the Company advanced ERC $1,000,000 on June 14, 2006 for operational expenses.

On June 19, 2006, ERC entered into an Investment Agreement with a third party, The Aquitania Corp. f/k/a AO Bonanza Las Vegas, Inc. ("AOB"), pursuant to which ERC, within its sole discretion, has agreed to provide secured loans to AOB not to exceed the amount of $10,000,000. ERC made the first loan to AOB in the amount of $2,600,000 as of June 20, 2006 and an additional $167,500 until the end of June, from funds available to ERC from the Company as described above. AOB may request additional funds at anytime after July 15, 2006. Balance of this loan was $4,399,270 as of September 30, 2006 including $112,617 accumulated interest after providing $1,519,153 additional loans in the third quarter of 2006. The loan is secured via first trust deed as well as Lender ALTA title policy for $10,000,000.

AOB is developing real property in downtown Las Vegas, Nevada, where it intends to build up to 296 condominiums plus commercial space (the "Property"). AOB obtained entitlements to the Property, and has advised that it expects to break ground and commence sales during 2006.

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

(b)	Harper project

ERC has entered into agreements in connection with the purchase of property located at 360 N. Harper Ave., Los Angeles, California 90048 (the "Harper Property"). The Harper Property was purchased from Muriel Colman, Trustee of the Muriel Colman Living Trust dated 10/31/98, an unaffiliated third party, for approximately $1,000,000. Further, ERC has entered into a binding Letter of Intent with EastWestBank dated September 20, 2006 to provide construction financing for a single family residence located on the Harper Property. ERC will directly develop the Harper Property and intend to sell it upon completion.

(c)	Huntley project

Based upon approval of the Company Board of Directors, ERC has acquired 51% of ownership interest of 846 AR Huntley, LLC, a California limited liability company (the "Huntley LLC") from Avi Raccah, an individual ("Raccah") in the third quarter of 2006. Mr. Raccah is a third party who formerly owned 100% of the Huntley LLC. The Huntley LLC will develop two multi-family residences, located at 846 Huntley Drive, West Hollywood, California 90069. ERC and Raccah will pursue the Huntley Project under the terms of the Operating Agreement that was signed on October 3, 2006. Yossi Attia, an executive officer and director of the Company, was appointed as the sole manager of the Huntley LLC.

The Huntley LLC purchased the Huntley Property pursuant to a Purchase Agreement dated July 31, 2006 for approximately $1,250,000. The purchase was paid pursuant to an All Inclusive Trust Deed pursuant to which the seller has agreed to carry the financing of the purchase until a substitute loan is obtained. Escrow closed on the Huntley Property on September 11, 2006. Approval for the development of the two multi-family residences was obtained in principal from the City of West Hollywood, and construction is due to commence in or around November 2006

(d)	Stanley project

ERC has acquired 66.67% of ownership interest of Stanley Hills LLC, a Nevada limited liability company (the "Stanley LLC") in the third quarter of 2006 from D’vora Attia, an individual ("D’vora"). D'vora Attia, who owned the Stanley Property prior to the purchase by the Stanley LLC, is the sister of Yossi Attia. The structuring of the Stanley LLC was negotiated as an arm length transaction and was based on a current appraisal received from an independent third party. ERC and D’vora will pursue the Stanley Property under the terms of the Operating Agreement that was signed on October 3, 2006 to develop three adjacent single family residences located at 2234 and 2240 Stanley Hills Drive and 2214 N. Merrywood Drive, Los Angeles, California 90046 (the "Stanley Property"). The Stanley LLC purchased the Stanley Property pursuant to a Purchase Agreement dated July 1, 2006 for $1,650,000. Yossi Attia, an executive officer and director of the Company, was appointed as the sole manager of the Stanley LLC. Stanley LLC has obtained a letter of intent from a commercial bank to provide the construction loan to the Stanley Project. Stanley LLC applied for a vcariance with the city of Los Angeles in order to obtain permit for these development.

(e)	Lorraine project

ERC through its wholly owned subsidiary Lorraine Properties, LLC a Nevada limited liability company (the "Lorraine LLC") will develop two adjacent properties located at 678 and 686 Lorraine Blvd., Los Angeles, California 90005 (the "Lorraine Property"). ERC purchased the Lorrain Property from a third Party - Zamir Investments LLC, for an aggregate purchase price of approximately $3,000,000. The Lorraine LLC is undertaking to develop an apartment or condominium building containing 14 to 17 multifamily units on the Lorraine Property. Yossi Attia, an executive officer and director of the Company, was appointed as the sole manager of the Lorraine LLC. Management estimate that the planning process of this project will take more than a year.

At June 30, 2006, the Company recorded a goodwill impairment in the amount of $7,285,032. The goodwill impairment is attributable to the following:

•
Loss of key personnel - As of May 31, 2006, Csaba Toro, former CEO of our company, has resigned. Mr. Toro was solely responsible for Hungarian operational and acquisition related matters, including the IT business line. The lack of Mr. Toro’s business reputation and experiences will negatively influence our presence within the Hungarian market.

•
Change in business climate and competition - In line with our future plans for the IT business we were involved in extensive discussions with competitors regarding a future merger with the Navigator group. As a result of Mr. Toro’s resignation, those discussions have been suspended and significant movements and ownership changes at our potential targets have occurred during the second quarter of 2006. Presently, there are not target companies available to the Company, which could negatively effects.

•
Change in business climate and regulations - In April 2006, an election was held in Hungary. The new government was forced to introduce a restrictive fiscal policy resulting in higher taxes and other regulations. The additional corporate taxes and labor costs will have a negative impact on our labor intensive industry.

•
Loss of synergy and common customer base - Due to the sale of Euroweb Hungary and Romania, potential synergy effects cannot be realized, including the utilization of a common customer base as a potential target.

•
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

Based on the events described above, the Company has updated its business projections and performed an impairment test relating to the goodwill as of June 30, 2006. The Company compared the fair value of the reporting unit (Navigator) to their carrying amounts, and recorded a goodwill impairment in the amount of $7,285,032. No goodwill impairment was accounted in the third quarter of 2006.

On June 2006, Euroweb's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of Euroweb's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group will act as agent for the our stock repurchase program. As of September 30, 2006, the Company acquired 327,294 shares at a cost of $690,714.

Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007 or until the increased amount of shares is purchased.

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

Real estate is stated at the lower of cost or market. All direct and indirect costs relating to the Company's development project are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects". Such standard requires costs associated with the acquisition, development and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these costs is predicated on the ability of the Company to successfully open and operate the development property.

The Company reviews its real estate, real estate development costs and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of these assets, the Company employs various methods to assess fair value including, but not limited to, analysis of undiscounted cash flows, third party appraisals or valuations and contractual sales value of similar properties. Impairment is the amount by which the carrying value of the asset exceeds its fair value.

  Results of Operations

  Nine Months Period Ended September 30, 2006 Compared to Nine Months Period Ended September 30, 2005

Due to the acquisition of Navigator on October 7, 2005, the new real estate subsidiary which commenced in June 2006 and the discontinued operation presentation of Euroweb Hungary, Euroweb Romania and Euroweb Slovakia, the condensed consolidated statements of operations for the nine months ended June 30, 2006 and 2005 are not comparable. The financial figures for 2005 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware, while Navigator and ERC are consolidated since October 7, 2005 and June 13, 2006, respectively.

Revenues

Nine months ended September 30,	2006	2005
Revenues - IT	$4,759,067	$0
Revenues - Real estate	5,134	0
Revenues - Corporate	0	0
Total revenues	$4,764,201	$0

The revenue increase reflects the consolidation of Navigator from October 7, 2005.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the nine months ended September 30, 2006 and 2005:

Nine months ended September 30,	2006	2005
Cost of revenues - IT	$1,447,486	$0
Cost of revenues - Real estate	0	0
Cost of revenues - Corporate	0	0
Total cost of revenues	$1,447,486	$0

Cost of revenues (excluding depreciation and amortization) principally comprises the cost of fixed assets sold during the course of IT outsourcing projects, the cost of materials required to perform IT outsourcing activities and the cost of project-dedicated sub-contractors, which have been consolidated since October 7, 2005, the date of the Navigator acquisition

Compensation and related costs

The following table summarizes compensation and related costs for the nine months ended September 30, 2006 and 2005:

Nine months ended September 30,	2006	2005
Compensation and related costs - IT	$1,762,274	$0
Compensation and related costs - Real estate	117,493	0
Compensation and related costs - Corporate	468,252	397,081
Total compensation and related costs	$2,348,019	$397,081

Compensation and related costs increased by 491%, or $1,950,938. The increase is mainly attributable to the acquisition of Navigator in October 2005 and the operation of real estate subsidiary from June 2006.

Severance to officer

The following table summarizes severance to officer costs for the nine months ended September 30, 2006 and 2005:

Nine months ended September 30,	2006	2005
Severance to officer - IT	$0	$0
Severance to officer - Real Estate	0	0
Severance to officer - Corporate	750,000	0
Total severance to officer	$750,000	$0

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

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the nine months ended September 30, 2006 and 2005:

Nine months ended September 30,	2006	2005
Consulting, director and professional fees - IT	$510,478	$0
Consulting, director and professional fees - Real estate	133,682	0
Consulting, director and professional fees - Corporate	935,432	605,704
Total Consulting, director and professional fees	$1,579,592	$605,704

Consulting, director and professional fees increased by 161%, or $973,888. The increase is primarily attributable to the operations of the real estate subsidiary from June 2006, the acquisition of Navigator in October 2005, which included $510,478 in such costs, and the compensation charge on stock option and warrants to directors and consultants in accordance with SFAS No. 123R, “Share-Based Payment”, amounting to $294,038 in Corporate segment.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the nine months ended September 30, 2006 and 2005:

Nine months ended September 30,	2006	2005
Other selling, general and administrative expenses - IT	$582,052	$0
Other selling, general and administrative expenses - Real estate	96,513	0
Other selling, general and administrative expenses - Corporate	439,455	313,329
Total other selling, general and administrative expenses	$1,118,020	$313,329

Other selling, general and administrative expenses increased by 257%, or $804,69, primarily as the result of the acquisition of Navigator in October 2005, costs associated with the operations of the real estate subsidiary and higher operational costs within the Corporate entity.

Goodwill impairment

The following table summarizes amortization for the nine months ended September 30, 2006 and 2005:

Nine months ended September 30,	2006	2005
Goodwill impairment - IT	$7,285,032	$0
Goodwill impairment - Real estate	-	0
Goodwill impairment - Corporate	-	0
Total goodwill impairment	$7,285,032	$0

At June 30, 2006, the Company performed an impairment test relating to the goodwill recorded in its books. Navigator was identified as `Reporting Unit' in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company compared the fair value of the reporting units to their carrying amounts, noting that the carrying amount was higher than their fair values taking into account the changes in the Company’s organization, market developments, actual performance and outlook as described previously. The Company then compared the implied fair value of each reporting unit's goodwill with their carrying amounts and recorded an impairment charge of $7,285,032 relating to Navigator. After the impairment as of June 30, 2006, the goodwill relating to Navigator has a net book value of $865,640. No impairment was accounted in the third quarter of 2006.

Depreciation and amortization

The following table summarizes depreciation and amortization for the nine months ended September 30, 2006 and 2005:

Nine months ended September 30,	2006	2005
Depreciation and amortization - IT	$1,369,046	$0
Depreciation and amortization - Real estate	1,094	0
Depreciation and amortization - Corporate	-	0
Total depreciation and amortization	$1,370,140	$0

Depreciation and amortization consist of depreciation in a value of $327,671 and amortization in a value of $1,042,469 in 2006.

Depreciation has increased by $327,671 in the nine months ended September 30, 2006. This increase is attributed exclusively to the acquisition of Navigator.

Amortization of intangibles of $1,042,469 in 2006 relates to certain customer contracts of Navigator, which were recognized as intangible assets upon acquisition.

Interest income

The following table summarizes interest income for the nine months ended September 30, 2006 and 2005:

Nine months ended September 30,	2006	2005
Interest income - IT	$0	$0
Interest income - Real estate	112,615	0
Interest income - Corporate	223,941	0
Total interest income	$336,556	$0

The increase in interest income at Corporate is due to the available cash invested into money market funds, interest on real estate related loan and certificate of deposits originated from the sale of Euroweb Hungary and Euroweb Romania.

Interest income generated in real estate segment is calculated on the loan of $4,443,270 as of September 30, 2006 provided to AOB based on 12% annual interest rate.

Interest expense

The following table summarizes interest expense for the nine months ended September 30, 2006 and 2005:

Nine months ended September 30,	2006	2005
Interest expense -IT	$74,737	$0
Interest expense - Real estate	0	0
Interest expense - Corporate	0	0
Total interest expense	$74,737	$0

The increase in interest expense is due to the consolidation of Navigator. The bank loan and outstanding overdraft facility associated with Navigator has increased interest expense by $74,737.

  Liquidity and Capital Resources

As of September 30, 2006, our cash, and cash equivalents were approximately $9.1 million, an increase of approximately $7.6 million from December 31, 2005. The increase is exclusively the result of cash proceeds from the sale of Euroweb Hungary and Euroweb Romania.

Cash flow used in operating activities for the nine months ended September 30, 2006 was $2.4 million, compared to $0.4 million cash used by operating activities in the nine months ended September 30, 2005. The $2.0 million fluctuation is attributable to the current year disposal of the cash producing subsidiaries, Euroweb Hungary and Euroweb Romania, which positively contributed to cash flow from operating activities in 2005. In addition, the parent company has increased losses from continuing operations in 2006 compared to the previous period.

Cash provided by investing activities amounted to $5.8 million in nine months ended September 30, 2006, which included $21.8 million net of cash collected from the disposal of Euroweb Hungary and Euroweb Romania with the deduction of repayment of Commerbank loans to ensure debt free status and the settlement of transactions costs. In addition, Navigator and ERC related $0.3 million capital expenditures and $4.0 million invested into certificate of deposit in 2006 decreased the cash from investing activities in the nine months ended September 30, 2006. The Company also invested $4.3 million as long term loans into Bonanza project and $7.5 million into real estate projects. In the nine months ended 2005, the Company sold Euroweb Slovakia for $2.7 million, while capital expenditures from the discontinued Hungarian and Romanian operation was $1.8 million and Navigator related pre-acquisition cost was $0.3 million resulting $0.6 million cash provided by investing activity.

Cash provided by financing activities was $4.2 million in the nine months ended September 30, 2006, while cash used in financing activities was $1.2 million in the nine months ended September 30, 2005. The Company utilized $5.0 million loans for the acquisition of real estates in the nine months ended September  30, 2006. In addition, Navigator related cash used in financing activity was $0.1 million mainly due to the repayment of bank loans and $0.7 million was spent on acquiring treasury stocks. In the nine months ended September 30, 2005, net cash used in financing activities was $1.2 million from loan and note repayments and principal payments under capital lease obligations from discontinued Hungarian and Romanian operations.

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. This is primarily attributable to the sale of Euroweb Hungary and Euroweb Romania, which resulted in over $20 million cash proceeds in the second quarter of 2006.

The Company’s business is capital intensive and requires substantial up-front expenditures for land development   contracts and   construction. Accordingly, the Company requires a substantial amount of cash on hand and lines of credit from banks to conduct its business.  The Company has to date financed its working capital needs on a project-by-project basis, primarily from construction loans from banks, private funding of equity and debt via All Inclusive Trust Deed Agreement (“AITDA”), with the proceeds of the existing cash of the Company.

The Company typically finances residential projects through equity, and construction loans.  Under its existing  policy,  the  Company generally  will not commence substantial construction of a project until a substantial portion of the units have been sold to homebuyers or was secured via a construction loan, and the Company has received down payments or complete payments from the unit purchasers (unless the term of the bid demands otherwise).

Under the Company policy it required to secure the payments received from unit purchasers by deposited it into escrow account until the project is completed.

The financing banks generally will also require a lien on all of the Company’s rights with respect to a project.  Such bank financing may cover only a specific percentage of the project costs.  Accordingly, the Company may be required to obtain additional funds to complete the project.

The  Company  from time to time  may provides  guarantees  on behalf of and loans to third  parties in  connection  with  borrowings  relating  to  projects undertaken  by such third  parties,  for which the Company will be entitled to a fee. As of today, the Company had not outstanding guarantees to third Parties.

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

The Company’s revenue generating operations are outside of the United States through its wholly owned subsidiary Navigator. All the Company’s customers are currently in Hungary. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not hedge its currency exposure.

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of September 30, 2006, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 213.58 as of December 31, 2005, to 215.74 as of September 30, 2006, an approximate 1% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the nine months ended September 30, 2006 and 2005 were 213.28 and 195.80, respectively.

Effect of Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method and therefore did not restate results for prior periods. Prior to January 1, 2006 the Company accounted for share-based compensation arrangements in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires all public entities that used the fair-value method for either recognition or disclosure under SFAS No. 123 to apply the modified prospective transition method as of the required effective date. As a result, the Company adopted the provisions of SFAS No. 123R using this method, effective January 1, 2006. Under the modified prospective method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 are recognized as compensation cost over the remaining requisite service periods, as prior periods may not be restated. The adoption of SFAS No. 123R resulted in a non-cash compensation charge of $369,499 for the nine months ended September 30, 2006.

Management forecasts that the impact of adopting SFAS No. 123R for the twelve months ending December 31, 2006 will be approximately $418,504. This forecast is based on the Black-Scholes option-pricing model, the price of our stock at the time of grants, the volatility of our stock price and the expected forfeiture rates. As such, our actual stock option expense may differ from this estimate.

In July 2006, the FASB issued Interpretation No. 48, ‘Accounting for Uncertainty in Income Taxes’ (‘FIN 48’) as an interpretation of SFAS No. 109, ‘Accounting for Income Taxes’. This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by the Company on July 1, 2007. The Company is currently assessing the impact of the adoption of FIN 48.

In July 2006, the FASB issued Interpretation No. 48, ‘Accounting for Uncertainty in Income Taxes’ (‘FIN 48’) as an interpretation of SFAS No. 109, ‘Accounting for Income Taxes’. This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements.

In September 2006, the SEC issued SAB No. 108, ‘Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements’ (‘SAB 108’) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in fiscal 2007. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 157, ‘Fair Value Measurements’ (‘SFAS 157’). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the the Company on July 1, 2008. The Company is currently assessing the impact of the adoption of this Statement.

Forward-Looking Statements

When used in this Form 10-QSB, in other filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company’s actual results for future periods could differ materially from those anticipated or projected.

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

The Company denies any and all allegations of wrongdoing; however, in the interests of conserving resources, on April 28, 2006, the parties to the litigation entered into a Memorandum of Understanding providing for, subject to confirmatory discovery by plaintiff, the negotiation of a formal stipulation of a settlement of the litigation. Pursuant to the proposed settlement, the Board of Directors of the Company has determined to: (i) increase the vote required to approve the sale of 100% of the Company's interest in the Subsidiaries, (ii) revise the disclosure within the proxy statement to eliminate the bonus of up to US $400,000, which the Compensation Committee of the Company had the option to pay to select members of management, as the Board of Directors had previously elected to terminate the ability to pay such bonus and (iii) provide supplemental disclosure as contained in the Supplemental Proxy Statement to be mailed to stockholders and filed with the Securities and Exchange Commission on May 3, 2006. The settlement will provide for dismissal of the litigation with prejudice and is subject to Court approval. As part of the settlement, the Company has agreed to pay an amount of attorneys' fees and expenses to plaintiff's counsel that is to be negotiated between the two parties or, lieu of such agreement between the two parties, will be determined by the Court. The parties are currently completing confirmatory discovery, attempting to finalize a settlement agreement and negotiating a potential fee award with plaintiffs' counsel.

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
Amendment to Certificate of Incorporation filed July 9, 1997[2]
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly Hills, California, on November 14, 2006.

EUROWEB INTERNATIONAL CORP.

By	/s/ Yossi Attia
Yossi Attia Chief Executive Officer