Form 10KSB
period 2006-12-31
EMVELCO CORP.
filed 2007-05-30
CIK 905428

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________

Commission File Number 001-12000

EMVELCO CORP.
(Name of small business issuer as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No .)

468 N. Camden Drive, Suite 315, Beverly Hills, CA 90210
(Address of principal executive offices)
Issuer’s telephone number, including area code: (310) 285-5350

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.001 per share	NASDAQ CAPITAL MARKET

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The registrant’s total revenues for the year ended December 31, 2006 were $22,594.

The aggregate market value of the registrant’s common stock (the only class of voting stock) held by non-affiliates of the Company as of March 26, 2007 was $3,039,579 based on the closing price of the registrant's common stock on such date of $1.61 as reported by the Nasdaq Capital Market.

At March 19, 2007, 4,705,546 shares of common stock (the only class of voting stock) were outstanding of which 1,887,937 were held by non-affiliates of the Company.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1.	DESCRIPTION OF BUSINESS

History of Business

Emvelco Corp., formerly known as (“f/k/a”) Euroweb International Corp., is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993. Emvelco Corp. and its consolidated subsidiaries are collectively referred to herein as “Emvelco” or the “Company”.

In 1997, Emvelco entered the Internet field in Hungary and grew through various acquisitions not only in Hungary, but also in the Czech Republic, Slovakia and Romania.

In December 2004, Emvelco disposed of its 100% interest in its subsidiary in Czech Republic and in April 2005, Emvelco sold its 100% interest in its subsidiary in Slovakia.

In October 2005, the Company entered into the information technology ("IT") sector by acquiring 100% ownership of Navigator Informatika Rt. ("Navigator"), a Hungary-based provider of IT outsourcing, applications development and IT consulting services.

On December 19, 2005, the Company entered into a definitive Share Purchase agreement with Invitel Tavkozlesi Szolgaltato Rt. (“Invitel”) for the sale of its two Internet and telecommunication related operating subsidiaries, Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). Pursuant to the Agreement, the Company sold and, Invitel purchased, 100% of its interest in Euroweb Hungary and Euroweb Romania. The closing occurred on May 23, 2006 and the Company exited the internet service provider (“ISP”) industry. The purchase price was $30.0 million.

On June 11, 2006, the Board of Directors of Emvelco, as part of its strategy to redirect the Company into new markets, voted to pursue an investor role in real estate business opportunities through focusing on the financial aspects of developing majority or minority owned affiliates, providing loans for the development of property, engaging in the financing segments for development of property and the construction of various types of facilities and investing in real estate opportunities. The Company commenced its investments in the real estate industry through its former wholly-owned subsidiary, Emvelco RE Corp (“ERC”), f/k/a Euroweb RE Corp. in June 2006.

In September 2006, ERC formed Lorraine Properties, LLC (“Lorraine”), a Nevada limited liability company. In October 2006, ERC acquired majority ownership in non-operational asset holding companies as follows: 66.67% of Stanley Hills LLC (“Stanley”), a Nevada limited liability company and 51% of 846 AR Huntley, LLC (“Huntley”), a California limited liability company,

On December 31, 2006, Emvelco and its wholly owned subsidiary ERC entered into an Agreement and Plan of Exchange (“Exchange Agreement”) with Verge Living Corporation (“Verge”), a Nevada corporation and its sole shareholder and unaffiliated third party, The International Holdings Group Ltd. (“TIHG”), a corporation formed and registered in the Marshall Islands. The Exchange Agreement closed on December 31, 2006. Pursuant to the Exchange Agreement, ERC issued new shares to TIHG in exchange for 100% of the outstanding securities of Verge. After the exchange, Emvelco owned 43.33% of ERC and TIHG owned 56.67% of ERC. Verge became a wholly-owned subsidiary of ERC.

Based on the operations of ERC throughout the year and as a result of the Exchange Agreement, the Company’s ownership structure as of December 31, 2006, which is discussed further below, was as follows:

•
Emvelco directly owns 43.33% of ERC, a real estate development company, 25.1% of Micrologic, Inc. (“Micrologic”), a software development company incorporated in Nevada, and 50% of an investment holding company EA Emerging Ventures Corp. (“EVC”), through a joint venture with Ashfield Finance LLC (“Ashfield”).

•
ERC directly owns real estate development companies as follows: 100% of Verge, 51% of Huntley, 66.67% of Stanley and 100% of Lorraine. Stanley is a related party as its minority owner is D’vora Attia, sister of Yossi Attia, the Company’s CEO.

•
ERC directly owns 33.33% of AP Holdings Limited (“AP Holdings”), a Jersey Company. AP Holdings is a related party, as its majority owner is Shalom Atia, the brother of Yossi Attia, the Company’s CEO. AP Holdings is a non-operational holding company which owns 100% of Atia Projekt d.o.o, a Croatian Company (“Atia Project”), a real estate development company.

On February 16, 2007, the Company completed the disposal of Navigator and exited from the IT outsource industry, which has been classified as a discontinued operation as of December 31, 2006. Accordingly, the Company’s principal operations are solely for financial investment in real estate development.

On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the “Stock Transfer Agreement”) with ERC, ERC’s principal shareholder TIHG, and ERC’s wholly owned subsidiary Verge. Pursuant to the Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the “Shares”) in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign (the “Assignment”) to the Company all rights in and to that certain Investment Agreement, dated as June 19, 2006, and all Amendments thereto (collectively, the “Investment Agreement”) wherein ERC (from funds available to ERC from the Company) agreed to provide secured loans to Verge for the construction of a multi-use condominium and commercial property in Las Vegas, Nevada (the “Verge Property”) and for other projects and properties as provided therein.

The consideration payable to the Company under the Stock Transfer Agreement is $500,000, which in TIHG’s discretion, may be added to the outstanding loan amount owing to the Company by ERC pursuant to the secured line of credit agreement (the "Line of Credit") with ERC, entered into on June 14, 2006, pursuant to which the Company agreed to loan ERC up to $10.0 million. In December 2006, the Board of Directors and Audit Committee of the Company approved an increase of the Line of Credit up to $20.0 million. ERC can use this line for the various different projects they are engaged in. The loans are payable on demand and accrue interest at 12% per annum.

As of December 31, 2006, the outstanding Line of Credit owing to the Company is approximately $12 million. Under the Stock Transfer Agreement, in no event shall the Line of Credit exceed eighty percent (80%) of the fair market value of the Verge Property. As a condition precedent to the Stock Transfer Agreement, a current appraisal of the Verge Property shall be presented and delivered to the Company within two weeks of the date of the Stock Transfer Agreement.

The effective date of the Stock Transfer Agreement is January 1, 2007 (the “Effective Date”). All rights assigned to the Company under the Investment Agreement will be considered to be assigned as of the Effective Date. Accordingly, as of the Effective Date, the Company shall be the sole secured and primary beneficiary under the Investment Agreement, and the Company shall have no ownership interest in ERC.

As of the Effective Date, under the Investment Agreement, each loan made to Verge is due on demand or upon maturity on January 14, 2008. If the Company requests that the funds be paid on demand prior to maturity, then Verge shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid in the form of shares of common stock of the Company, which will be computed by dividing the dollar amount of the 10% discount by the market price of the Company's shares of common stock. The terms of the loans require that the Company, be paid-off the greater of (i) the principal including 12% interest per annum or (ii) 33% of all gross profits derived from the Verge Property. In addition, the Company has the right to acquire the Verge Property for a purchase price of $15,000,000 through January 1, 2015. The purchase is payable in $10,000,000 in cash and $5,000,000 in shares of common stock of the Company.

Currently, the Company does not have operations in Hungary. The Company’s headquarters are now located in Beverly Hills, California.

Emvelco Strategy

REAL ESTATE DEVELOPMENT IN THE UNITED STATES OF AMERICA

In June 2006, the Company commenced its financial investments in the real estate industry through the acquisition of ERC. ERC was a shell corporation with no operations seeking opportunities in the real estate industry. Based on the parameters set by the Board of Directors, ERC’s opportunities are limited as follows:

•	any investment in the real estate opportunity (the "Proposed RE Investment"), including loans, shall not exceed a planned period of three years;

•	the expected return on investment on the Proposed real estate Investment must be a minimum of 15% per year;

•	the Proposed RE Investment shall not be leveraged in excess of more than $1.50 for each $1.00 invested in equity; and

•	each Proposed RE Investment shall have a clear exit strategy (i.e. purchase, development and sale) and no Proposed RE Investment will be intended to acquire income producing real estate.

On June 14, 2006, the Company entered into a secured line of credit agreement (the "Line of Credit") with ERC, pursuant to which the Company agreed to loan ERC up to $10.0 million. In December 2006, the Board of Directors and Audit Committee of the Company approved an increase of the Line of Credit up to $20.0 million. ERC can use this line for the various different projects they are engaged in. The loans are payable on demand and accrue interest at 12% per annum. At December 31, 2006, the balance on the secured Line of Credit was $11.3 million.

On June 19, 2006, ERC entered into the Investment Agreement with Verge, f/k/a The Aquitania Corp. and AO Bonanza Las Vegas, Inc., pursuant to which ERC, within its sole discretion, agreed to provide secured loans to Verge, as part of the Line of Credit described above, which is not to exceed the amount of $10.0 million. Verge is developing the Verge Property in downtown Las Vegas, Nevada, where it intends to build approximately 296 condominiums plus commercial space. Verge obtained entitlements to the Verge Property, and has advised that it expects to break ground and commence sales during 2007. Each loan provided to Verge is due on demand or upon maturity on January 14, 2008. All loans are secured by a first deed of trust, assignment of rents and security agreement with respect to the property, along with American Land Title Association (“ALTA”) title policy issued by a title company.

In October 2006, as part of developing the Company’s financial real estate development business, ERC acquired a majority ownership in two real estate companies, Huntley and Stanley, which are planning for the development of two to three unit residences. In September, ERC also formed Lorraine, which are lots designated for an apartment or condominium complex containing 14 multi-family units. ERC is also developing single family homes in Los Angeles known as the Harper, Edinburgh and Laurel projects.

On December 31, 2006, Emvelco and its wholly-owned subsidiary ERC entered into an Exchange Agreement with Verge and its sole shareholder, TIHG an unaffiliated third party. The Exchange Agreement closed on December 31, 2006. Pursuant to the Exchange Agreement, ERC issued new shares to TIHG in exchange for 100% of the outstanding securities of Verge. After the exchange, Emvelco owned 43.33% of ERC and TIHG owned and control 56.67% of ERC. Verge became a wholly-owned subsidiary of ERC.

On May 14, 2007, pursuant to the Stock Transfer Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign to the Company all rights in and to the Investment Agreement.

The consideration payable to the Company under the Stock Transfer Agreement is $500,000, which in TIHG’s discretion, may be added to the outstanding loan amount owing to the Company by ERC pursuant to the secured line of credit agreement (the "Line of Credit") with ERC, entered into on June 14, 2006, pursuant to which the Company agreed to loan ERC up to $10.0 million. In December 2006, the Board of Directors and Audit Committee of the Company approved an increase of the Line of Credit up to $20.0 million. ERC can use this line for the various different projects they are engaged in. The loans are payable on demand and accrue interest at 12% per annum.

As of December 31, 2006, the outstanding Line of Credit owing to the Company is approximately $12 million. Under the Stock Transfer Agreement, in no event shall the Line of Credit exceed eighty percent (80%) of the fair market value of the Verge Property. As a condition precedent to the Stock Transfer Agreement, a current appraisal of the Verge Property shall be presented and delivered to the Company within two weeks of the date of the Stock Transfer Agreement.

OTHER INVESTMENTS

(a) EA Emerging Ventures Corp. (“EVC”).

On August 30, 2006, the Company entered into an agreement by and between the Company and Ashfield Finance LLC (“Ashfield”), a Delaware limited liability company to form, develop and initially fund EVC, a Nevada Corporation. The agreement was developed for the purpose of identifying Electronic Design Automation ("EDA") and IT development projects, as well as potential financing of real estate properties related thereto and other business ventures and investments. EVC is owned 50% by the Company and 50% by Ashfield. The Company shall provide the initial funds for implementation of the business purposes of the joint venture and shall be entitled to a first priority return on any proceeds or income received by EVC. Ashfield shall provide services in the area of business, finance and taxation advice and has entered into a Consulting Agreement with EVC regarding these services. In consideration for such services, Ashfield shall receive its 50% interest as well as a payment of $10,000 per month. EVC is evaluating various projects, although at the present time, has not presented the Company with a specific project for consideration. EVC is a shell company as of the date of this filing.

(b) Micrologic, Inc.

On October 11, 2006, as the first transaction in connection with the agreement with Ashfield (where Ashfield and EVC accepted no consideration) (see above), the Company entered into a Term Sheet that will be formally documented in a contract with associated exhibits, License Agreement and Warrants by and between the Company and Dr. Danny Rittman - a third party, in connection with the formation and initial funding of Micrologic, Inc. (“Micrologic”), a Nevada corporation, for the design and production of EDA applications and Integrated Circuit ("IC") design processes; specifically, the development and production of the NanoToolBoxTM tools suite which shortens the time to market factor. NanoToolBoxTM is a smart platform that is designed to accelerate IC's design time and shrink time to market factor. The Term Sheet provides for an initial investment by the Company of up to $1.0 million, with warrants to purchase additional equity for additional investment. Initially, the Company owns 25.1% and Dr. Rittman owns 74.9% of Micrologic, Inc. but such equity positions would be revised depending upon the exercise of the warrants as follows: (1) Warrant A - the Company shall be granted a two year option to acquire an additional 10% of Micrologic for $1.0 million (2) Warrant B - the Company shall be granted a three year option to acquire an additional 15% of Micrologic for $3.0 million. The consideration of warrants A and B can be paid at the discretion of the Company, 50% in cash and 50% in the Company’s shares. As of December 31, 2006, $50,000 was transferred by the Company as part of this commitment and no warrants were purchased. Micrologic will enter into a License Agreement with Dr. Danny Rittman, which grants Micrologic the right to technology invented, owned and registered by Dr. Rittman. Parties agreed that this investment will be handled directly between Micrologic and Emvelco without the involvement of EVC or Ashfield, however, the Company has no influence over the operation of Micrologic. The Company and Dr. Rittman are working on finalizing these agreements, which have not been signed as of the date of this report.

(C) AP Holdings Limited - A Jersey Corporation (“AP Holdings”)

As a result of the Exchange Transaction entered into on December 31, 2006, ERC, through Verge, acquired a 33.33% equity investment in AP Holdings Limited, a Jersey Company for $3.0 million which was paid in cash at closing. AP Holdings, a non-operational holding Company owns 100% of Atia Projekt d.oo. (“Atia Project”), a Croatian company engaged in real estate development. The Company has no influence over the operation of AP Holdings. The majority owner (66.67%) of AP Holdings is Shalom Atia, the brother of the Company’s Chief Executive Officer. During the accounting related to the Exchange Transaction, it was determined that there is no accounting value associated with this investment and therefore, the fair value of AP Holdings is its cost as of December 31, 2006.

The Company may invest in other unidentified industries that the Company deems profitable. If the opportunity presents itself, the Company will consider implementing its consolidation strategy with its subsidiaries and any other business that it enters. However, the Company does not presently have any plans, proposals or arrangements to redeploy its remaining capital funds or engage in any specific acquisitions. The Company has not yet identified any additional specific industries in which to invest.

History of Acquisitions and Dispositions - ISP and IT industry

Over the past nine years, Emvelco participated in the ISP market in Central Europe through various acquisitions of companies in that geographic area. In 2005, the scope of the Company’s business activity was changed by the decision to sell the Company’s operations in the ISP market and furthermore by the acquisition of Navigator, a company active in the IT services industry. In 2007, the Board also approved the exit from IT service industry, and completed the exit with the sale of Navigator. Currently, the Company has no operations in Hungary. A history of the Company’s acquisitions and disposals within the ISP and IT industry are presented below.

Hungary

On January 2, 1997, the Emvelco acquired all of the outstanding stock of three Hungarian ISPs for a total purchase price of approximately $1,785,000, consisting of 28,800 shares of common stock of the Company and $1,425,000 in cash (collectively, the “1997 Acquisitions”). The 1997 Acquisitions included the following:

•	Eunet (Hungary Ltd.) for a cost of $1,000,000 in cash, and the assumption of $128,000 in liabilities;

•	E-Net Hungary Telecommunications and Multimedia for a cost of $200,000 in cash and $150,000 in stock (12,000 shares); and

•	MS Telecom Rt. for a cost of $225,000 in cash and $210,000 in stock (16,800 shares).

Subsequent to completion of these acquisitions, all three Hungarian companies were combined and merged into a new Hungarian entity, Euroweb Hungary. On November 22, 1998, the Company sold 51% of the outstanding shares of Euroweb Hungary to Pantel Rt. (“Pantel”) for $2,200,000 in cash and an agreement to increase the share capital of Euroweb Hungary by $300,000 without changing the ownership ratio. In February 2004, the Company acquired the 51% of Euroweb Hungary that it had sold to Pantel. The consideration paid by the Company for the 51% interest comprised $2,105,000 in cash and a guarantee that Euroweb Hungary will purchase at least $3,000,000 worth of services from Pantel in each of the three years ending December 31, 2006. The purchase commitment was fulfilled by Euroweb Hungary.

On June 9, 2004, the Company acquired all of the outstanding shares of Elender, an ISP located in Hungary that provides Internet access to the corporate and institutional (public) sector and, amongst others, 2,300 schools in Hungary. Consideration paid in the amount of $9,350,005 consisted of $6,500,000 in cash and 677,201 of the Company’s shares of common stock, valued at $2,508,353 excluding registration cost, and $391,897 in transaction costs (consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors).

Under the terms of this agreement, the Company placed 248,111 unregistered shares of newly issued stock (in the name of the Company) with an escrow agent as security for approximately $1.5 million loans payable to former shareholders of Elender. The shares will be returned to the Company from escrow once the outstanding loans have been fully repaid. However, if there is a default on the outstanding loan, then the shares will be issued to the other party and the Company is then obliged to register the shares. As of December 31, 2005, the Company repaid all of the loans that were outstanding. In January 2006, the Company acquired and subsequently cancelled the shares that were put into escrow.

On October 7, 2005, the Company acquired all of the outstanding shares of Navigator, a Hungary-based provider of IT outsourcing, applications development and IT consulting services. Consideration paid in the amount of $10,760,772 consisted of $8,500,000 in cash and 441,566 shares of the Company’s common stock valued at $1,752,134 excluding registration cost, and $508,638 in transaction costs (consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors).

On December 19, 2005, Emvelco entered into a share purchase agreement with Invitel for the sale of Euroweb Hungary and Euroweb Romania. The purchase price for the subsidiaries specified in the share purchase agreement was approximately $30 million. As part of the closing, approximately $6 million of the cash proceeds paid by Emvelco were paid to Euroweb Hungary in exchange for the 85% ownership of Navigator currently held by Euroweb Hungary. This cash was used by Euroweb Hungary for the repayment of an approximately $6 million bank loan obtained for the acquisition of Navigator. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006.

On February 16, 2007, the Company completed the disposal of Navigator. The purchase price paid to the Company is $3,200,000 in cash and the transfer to the Company of 622,531 shares of the Company. On May 3, 2007 the Company surrendered 622,531 stock certificates together with stock powers to American Stock Transfer & Trust Company, the Company’s transfer agent for cancellation and return to Treasury.

Romania

On May 19, 2000, the Company purchased all of the Internet related assets of Sumitkom Rokura, S.R.L., an ISP in Romania, for $1,561,125 in cash. The acquisition was accounted for as an asset purchase with a value of $1,150,000 being assigned to the customer lists acquired.

On June 14, 2000, the Company acquired all of the outstanding shares of capital stock of Mediator S.A., an ISP in Romania for $2,040,000 in cash and the assumption of a $540,000 liability to the former owner payable in annual installments of $180,000, commencing on June 1, 2001. Goodwill arising on this purchase was $2,455,223. Immediately after the purchase, the name of this company was changed to Euroweb Romania. This acquisition was effective as of July 1, 2000.

On December 19, 2005, Emvelco entered into a share purchase agreement with Invitel for the sale of Euroweb Hungary and Euroweb Romania. The purchase price for the subsidiaries specified in the share purchase agreement was approximately $30 million. As part of the closing, approximately $6 million of the cash proceeds paid by Emvelco were paid to Euroweb Hungary in exchange for the 85% ownership of Navigator currently held by Euroweb Hungary. This cash was used by Euroweb Hungary for the repayment of an approximately $6 million bank loan obtained for the acquisition of Navigator. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006.

Czech Republic

On June 11, 1999, the Company acquired all of the participating interests of Luko CzechNet, an ISP in the Czech Republic, for a total cost of $1,862,154, including 90,000 shares of the Company’s common stock and 50,000 options valued at $2.00 per share; the balance paid in cash. This acquisition was effective as of June 1, 1999.

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

Slovakia

On July 15, 1999, the Company acquired all of the outstanding shares of capital stock of EUnet Slovakia, an ISP in the Slovak Republic, for a total cost of $813,299 including 47,408 shares of the Company’s common stock valued at $400,005 issued August 9, 1999; the balance was paid in cash. This acquisition was effective as of August 1, 1999.

The Company made another acquisition of a Slovak ISP on July 15, 1999 with the purchase of 70% of the outstanding shares of Dodo s.r.o.’s subsidiary, R-Net, for a total cost of $630,234, including 29,091 shares of the Company’s common stock valued at $200,000 issued August 13, 1999; the balance was paid in cash. This acquisition was effective as of August 1, 1999.

On September 23, 1999 and November 16, 1999, the Company acquired from Slavia Capital o.c.p., a.s. 70% and 30%, respectively, of the issued and outstanding stock of Global Network Services a.s.c., a Slovakian corporation providing Internet service primarily to businesses located in Bratislava and other major cities in Slovakia for a total purchase price of $1,633,051, including 71,114 shares of the Company’s common stock valued at $499,929 issued on September 23, 1999; the balance was paid in cash. The acquisition of 70% of Global Network Services a.s.c. was effective as of October 1, 1999.

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

All of the Company’s Slovakian operations were then merged into one company under the name of Euroweb Slovakia. On April 15, 2005, Emvelco sold 100% of its interest in its wholly-owned subsidiary Euroweb Slovakia to DanubiaTel a.s. The purchase price was $2,700,000.

Euroweb Hungary, Euroweb Slovakia, Euroweb Czech, Euroweb Romania and Navigator are classified as discontinued operations in the Company’s financial statements for all periods presented.

History of Acquisitions and Dispositions - Financial Investment in Real Estate Industry

On June 11, 2006, the Company commenced operations in the financial aspects of the real estate industry through the acquisition of a non-operational, wholly-owned subsidiary, ERC, which was acquired for a stock purchase price totally $1,000. The primary activity of ERC includes development and subsequent sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies, directly or via majority or minority owned affiliates.

In the third quarter of 2006, ERC acquired the following non-operational asset holding companies: 51% in Huntley for a purchase price of $510, 66.67% of Stanley for a purchase price $667 and 100% of Lorraine for a capital contribution of $1,000.

On December 31, 2006, Emvelco and its wholly-owned subsidiary ERC entered into an Exchange Agreement with Verge and its sole shareholder, TIHG. The Exchange Agreement closed on December 31, 2006. Pursuant to the Exchange Agreement, ERC issued 1,308 new shares to TIHG in exchange for 100% of the outstanding securities of Verge, resulting in TIHG having voting control over ERC. Subsequent to the exchange, Emvelco owned 43.33% of ERC, while TIHG owned the remaining 56.67%. Verge became a wholly-owned subsidiary of ERC.

On May 14, 2007, pursuant to the Stock Transfer Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign to the Company all rights in and to the Investment Agreement.

Products and Services

Upon completion of the sale of Navigator in February 2007, which is presented as discontinued operations for the year ended December 31, 2006, the Company no longer operates within the IT outsourcing industry.

Since June 2006, the Company is engaged in the financial aspects of acquisition, development, management, rental and sale of commercial, multi-family and residential real estate properties located primarily the United States of America (“US”). The Company is also engaged in investment and financing activities, as well as conducting real estate operations on its own properties. Currently, all of the real estate properties are in the initial phase of development, and therefore no sales of property have occurred.

Organization

Project management

The Company employs five full-time professionals including management, in its Beverly Hills, California headquarters. Headquarter personnel are responsible for project management, bid-management and operations service management activities. Their main tasks involve creating business and interaction with subsidiaries and vendors. Post the Exchange Agreement with TIHG, the Company currently employs one full time employee.

Employees

As of March 31, 2007, the Company employed a total of 5 full-time employees.

Government Regulations

The Company’s subsidiary or affiliate operations are subject to building, environmental and other codes, ordinances, zoning, building design and regulations of various federal, state, and local governing authorities to comply with building permit, as well as on-going-inspections, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular property or locality. We must satisfy valuation standards and site, material and construction requirements of those authorities. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.

In addition, the Company is subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in its communities. Although these laws have increased our overall costs, they have not had a material effect on the Company.

Competition

The real estate development business is highly competitive and fragmented. We compete with numerous real estate developers of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we have.

Our dedication to customer satisfaction is evidenced by our consumer and value-based brand approach to product development, and we believe that this dedication distinguishes us in the homebuilding industry and will contribute to our long-term competitive advantage. The real estate industry in the United States, however, is highly competitive. In each of our market areas, there are numerous real estate developers with which we compete. We also compete with the resale of existing house inventory. Any provider of housing units, for-sale or to rent, including apartment builders, may be considered a competitor. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as well as manufactured housing. We compete primarily on the basis of price, reputation, design, location and quality of our homes. The real estate industry is affected by a number of economic and other factors including: (1) significant national and world events, which impact consumer confidence; (2) changes in the costs of building materials and labor; (3) changes in interest rates; (4) changes in other costs associated with home ownership, such as property taxes and energy costs; (5) various demographic factors; (6) changes in federal income tax laws; (7) changes in government mortgage financing programs, and (8) availability of sufficient mortgage capacity. In addition to these factors, our business and operations could be affected by shifts in demand for new homes.

 Risk Factors

In addition to the other information contained in this Annual Report on Form 10-KSB, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations or future prospects could be materially adversely affected by operating results, and could cause our actual results to differ materially from our plans, projections, or other forward-looking statements included in “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this Report on Form 10-KSB.

We have incurred a loss from continuing operations for the prior periods and we will again incur net losses if we are unable to generate sufficient revenue and control costs.

We incurred a loss from continuing operations of $2,279,285 for the year ended December 31, 2006 and $1,703,466 for the year ended December 31, 2005. We may not achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Our future performance is dependent upon the successful development and marketing of our services and products and additional acquisition about which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations.

Our common stock may be delisted by the Nasdaq Capital Market

On April 19, 2007, the Company received a Nasdaq Staff Determination (the “Determination”) indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(14) requiring the Company to file its Form 10-KSB for the year ended December 31, 2006 with the Securities and Exchange Commission and that its securities are, therefore, subject to delisting from the Nasdaq Capital Market. The Company requested and received a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Determination. The Panel hearing will take place on May 31, 2007.

On May 17, 2007, the Company received a Nasdaq Additional Staff Determination (the “Additional Determination”) indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(14) requiring the Company to file its Form 10-QSB for the quarter ended March 31, 2007 with the Securities and Exchange Commission (the “SEC”) and that that this failure serves as an additional basis for why its securities are subject to delisting from the Nasdaq Capital Market. The Company will review the Additional Determination at its Panel hearing. There can be no assurance that the Panel will grant the Company’s request for continued listing.

We are vulnerable to concentration risks because our operations are currently almost exclusive to the Las Vegas, Nevada and Los Angeles, California real estate market.

Our real estate activities are entirely located in Las Vegas and Los Angeles. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies. Our European investment via AP Holdings is limited to dividends or profit sharing. Accordingly, the performance of the Nevada and California economy has a significant impact on our revenues and consequently the underlying values of our properties.

Aggressive attempts by certain parties to restrict growth in the area of our holdings may in the future have a negative effect on our development and sales activities.

Although the efforts of certain special interest groups have not experienced, but may be experienced in the future, which negatively impact our development and sales activities; we will protect and defend our rights to the development entitlements of our properties.

If we are unable to generate sufficient cash from operations, we may find it necessary to curtail our development activities.

Significant capital resources will be required to fund our development expenditures. Our performance continues to be dependent on future cash flows from real estate sales and rental income from our financial real estate developments, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our properties.

Our results of operations and financial condition are greatly affected by the performance of the real estate industry.

Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

Our real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences.

Unfavorable changes in market and economic conditions could hurt occupancy or rental rates. The market and economic conditions may significantly affect rental rates. Occupancy and rental rates in our market, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The risks that may affect conditions in our market include the following:

• the economic climate, which may be adversely impacted by industry slowdowns and other factors;

• local conditions, such as oversupply of office space and the demand for office space;

• the inability or unwillingness of tenants to pay their current rent or rent increases; and

• competition from other available office buildings and changes in market rental rates.

Our operations are subject to an intensive regulatory approval process, which may influence the cost of developments.

Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, site planning and environmental issues. Certain of these approvals are discretionary by nature. Because certain government agencies and special interest groups may expressed concerns about our development plans in or near Los Angeles or Las Vegas, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive.

Certain special interest groups may opposed our plans and have taken various actions to partially or completely restrict development in some areas, including areas where some of our most valuable properties are located.

We have actively opposed these actions. We currently do not believe unfavorable rulings would have a significant long-term adverse effect on the overall value of our property holdings. However, because of the regulatory environment that has existed in the Las Vegas and Los Angeles and the intensive opposition of certain interest groups, there can be no assurance that such expectations will prove correct.

Our operations are subject to governmental environmental regulation, which can change at any time and generally would result in an increase to our costs.

Real estate development is subject to state and federal regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats. We are making, and will continue to make, expenditures with respect to our real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future.

The real estate business is very competitive and many of our competitors are larger and financially stronger than we are which may affect our sales activities and margins

The real estate business is highly competitive. We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S.

Our operations are subject to natural risks. Our performance may be adversely affected by weather conditions that delay development or damage property.

The U.S. military intervention in Iraq, the terrorist attacks in the U.S. on September 11, 2001 and the potential for additional future terrorist acts have created economic, political and social uncertainties that could materially and adversely affect our business. It is possible that further acts of terrorism may be directed against the U.S. domestically or abroad, and such acts of terrorism could be directed against properties and personnel of companies such as ours. Moreover, while our property and business interruption insurance covers damages to insured property directly caused by terrorism, this insurance does not cover damages and losses caused by war. Terrorism and war developments may materially and adversely affect our business and profitability and the prices of our common stock in ways that we cannot predict at this time.

Our future success is dependent, in part, on the performance and continued service of our Chief Executive Officer and our ability to attract additional qualified personnel. If we are unable to do so our results from operations may be negatively impacted.

Our success will be dependent on the personal efforts of Yossi Attia, Chief Executive Officer. The loss of the services of Mr. Attia could have a material adverse effect on our business and prospects. We do not have and do not intend to obtain "key-man" insurance on the life of any of our officers. The success of our company is largely dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense, and there can be no assurance that we will be able to hire or retain additional qualified management. The inability to attract and retain qualified management and other personnel will have a material adverse effect on our company as our key personnel are critical to our overall management as well as the development of our technology, our culture and our strategic direction.

Possible Future Capital Needs.

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital for at least the next 12 months. The Company, however, required obtaining additional financial resources for the development of properties. Therefore, the Company may need to raise additional funds in order to support more rapid expansion and capital expenditure, acquire complementary businesses or technologies or take advantage of unanticipated opportunities through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products or take advantage of future opportunities either of which could have a material adverse effect on the Company's business, results of operations and financial condition.

No Dividends.

It has been the policy of the Company not to pay cash dividends on its common stock. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

Potential Issuance of Additional Common and Preferred Stock.

The Company is currently authorized to issue up to 35,000,000 common shares. The Board of Directors of the Company will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Board of Directors of the Company is also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

ITEM 2.	DESCRIPTION OF PROPERTIES

The following table lists the office space that the Company, as of December 31, 2006, leases from unaffiliated parties:

Lessee	Address of Property	Primary Use	Sq. feet	Rent Amount/ Month	Lease Terms

Emvelco Corporation	468 North Camden Drive, Suite 315 Beverly Hills, California 90210	Stockholder relations, general executive, administrative, operations, legal	As needed	$1,600	1 year from Jan 2007
ERC and Verge	1061 ½ N. Spaulding Ave. Los Angeles, CA 90046	General operation, real estate operations	1,500	$2,200	5 years from June 2006

In management’s opinion, these properties are in good condition and its office space is currently adequate for its operating needs.

The following is a summary of property, or lots, owned by the Company as of December 31, 2006, which are intended for development:

Development Project	Address of Property	Primary Use
Verge - Eleven lots in Las Vegas, Nevada 89101
604 N Main Street,Las Vegas, NV 89101
634 N Main Street, Las Vegas, NV 89101
601 1st Street, Las Vegas, NV 89101
603 1st Street, Las Vegas, NV 89101
605 1st Street, Las Vegas, NV 89101
607 1st Street, Las Vegas, NV 89101
625 1st Street, Las Vegas, NV 89101
617 1st Street, Las Vegas, NV 89101
701 1st Street, Las Vegas, NV 89101
703 1st Street, Las Vegas, NV 89101
705 1st Street, Las Vegas, NV 89101
Plan to build up to 296 condos plus commercial retail in down town Las Vegas. Construction estimated to commence during 2007.

ERC - Three lots in Los Angeles, CA 90048	347 N Laurel Avenue, Los Angeles, CA 90048 360 N Harper Avenue, Los Angeles, CA 90048 435 N Edinburgh Avenue, Los Angeles, CA 90048	All lots for the development of single family homes, expected To be completed in 2007.

Huntley - One lot in West Hollywood, CA 90046	846 North Huntley Avenue, West Hollywood, CA 90046	One lot for the development of two lots, Expected to be completed in late 2007 or early 2008.

Stanley - Three lots in Los Angeles, CA 90048	2240 Stanley hills drive, Los Angeles Ca 90046 2244 Stanley hills drive, Los Angeles Ca 90046 2234 Stanley hills drive, Los Angeles Ca 90046	All lots for the development of single family homes, expected To be completed in 2008.

Lorraine - Two adjacent lots with two existing separate single homes in Los Angeles, CA 90005	678 Lorraine Blvd, Los Angeles, CA 90005 678 Lorraine Blvd, Los Angeles, CA 90005	Intends to design and developed a14 unit condos building. Both homes are currently being leased through September 2008.

Improved Lots, LLC - Eight lots with one existing home in Los Angeles, CA 90046*)	8351 Kirkwood Dr., Los Angeles, CA 90046	Intends to design and develop up to 8 single family homes. Home is currently being leased.

Beverly Estate Properties, LLC - One lot in Los Angeles, CA *)	1345 Beverly Estate Dr., Los Angeles, CA 90210	One lot for the development of one homes

*) - Both transactions were closed on March 12, 2007

The Company has obtained complete ownership of the detailed above, however the financial institutions - if applicable, that provided the loans for mortgages associated with such properties, have first priority mortgages and assignment of rent rights on Harper, Stanley, Huntley and Lorraine properties in the event of default.

The Company maintains a general liability insurance policy, course of construction policy for each property. Management’s opinion is that the properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings other than detailed below that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

On April 26, 2006, a lawsuit was filed in the Delaware Court of Chancery (the "Court") by a stockholder of the Company against the Company, each of the Company's Directors and CORCYRA d.o.o., a stockholder of the Company that beneficially owned 39.81% of the Company's outstanding common stock at the date of the lawsuit. The Complaint is entitled Laurence Paskowitz v. Csaba Toro et al., C.A. No. 2110-N and was brought individually, and as a class action on behalf of certain of the Company's common stockholders, excluding defendants and their affiliates. The plaintiff alleged that the proposed sale of 100% of the Company's interest in the Company's two Internet and telecom related operating subsidiaries (the "Subsidiaries") constitutes a sale of substantially all of the Company's assets and required approval by a majority of the voting power of the Company's outstanding common stock under Section 271 of the Delaware General Corporation Law. The plaintiff also alleged the defendants breached their fiduciary duties in connection with the sale of the Subsidiaries, as well as the disclosures contained in the proxy statement filed on April 24, 2006. The plaintiff applied for a temporary restraining order seeking to enjoin the special meeting on May 15, 2006.

The Company denies any and all allegations of wrongdoing; however, in the interests of conserving resources, on April 28, 2006, the parties to the litigation entered into a Memorandum of Understanding (“MOU”) providing for, subject to confirmatory discovery by plaintiff, the negotiation of a formal stipulation of a settlement of the litigation. Pursuant to the MOU, the Board of Directors of the Company agreed to: (i) increase the vote required to approve the sale of 100% of the Company's interest in the Subsidiaries, (ii) revise the disclosure within the Proxy Statement to eliminate the bonus of up to US $400,000, which the Compensation Committee of the Company had the option to pay to select members of management, as the Board of Directors had previously elected to terminate the ability to pay such bonus and (iii) provide supplemental disclosure as contained in the Supplemental Proxy Statement to be mailed to stockholders and filed with the SEC on May 3, 2006.

The parties entered into a stipulation of settlement on April 3, 2007. The settlement will provide for dismissal of the litigation with prejudice and is subject to Court approval. As part of the settlement, the Company has agreed to attorneys' fees and expenses to plaintiff's counsel in the amount of $151,000. Pursuant to the stipulation of settlement, the Company sent out notices to the members of the class on May 3, 2007. A fairness hearing will take place on June 8, 2007.

The Company filed a Complaint in the Superior Court for the County of Los Angeles, against an attorney. The case was filed on February 14, 2007, and service of process has been done. In the Complaint the Company is seeking judgment against it this attorney in the amount of approximately $250,000, plus interest, costs and fees. Defendent has not yet appeared in the action. The Company believes that it has a meritorious claim for the return of monies deposited with defendent in a trust capacity, and, from the documents in the Company’s possession, there is no reason to doubt the validity of the claim. However, management does not have any information on the collectibility of any judgment that might be entered in Court. During April 2007 defendant returned approximately $70,000 and the Company has granted him a 15-day extension to file his defense.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The followings matters were submitted to a vote of the Company’s security holders through the solicitation of proxies:

The Company held a Special Meeting of Stockholders on Monday, May 15, 2006, at 10:00 am (EST local time), at the law offices of Sichenzia Ross Friedman Ference LLP, 1065 Avenue of the Americas, 21st Floor, New York, New York 10018. The purpose of the Special Meeting of Stockholders was to consider and vote upon a proposal to sell 100% of the Company’s interest in the Company’s two Internet and telecom related operating subsidiaries, Euroweb Internet Szolgáltató Rt and Euroweb Romania S.A as contemplated in that certain Share Purchase Agreement entered by and between Invitel Távközlési Szolgáltató Rt., a Hungarian joint stock company and the Company on December 19, 2005. The proposal to sell the underlined assets was approved.

The Company held the Annual Meeting of Stockholders (the "Meeting") of Euroweb International Corp., a Delaware corporation (the "Company" or "Euroweb"), 2:00 p.m. (Los Angeles, California time), on Friday August 11, 2006 at its corporate offices located at 468 North Camden Drive, Beverly Hills, California 90210 for the following purposes: 1. To elect six (6) directors of the Company to serve until the 2007 Annual Meeting of Stockholders or until their successors have been duly elected and qualified; 2. To ratify the selection of Deloitte Kft. as our independent auditors for the fiscal year ending December 31, 2006; and 3. To transact such other business as may properly come before the Meeting and any adjournment or postponement thereof. Per the Board recommendations, 6 directors were elected and ratification of the appointment of Deloitte KFT as the auditors of the Company for the fiscal year ending December 31, 2006 was approved.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on the Nasdaq Capital Market ("NASDAQ") under the symbol "EMVL".

The following table sets forth the high and low bid prices for the Company’s common stock during the periods indicated as reported by NASDAQ.

	High ($)	Low ($)
Quarter Ended:

2005
March 31, 2005	4.03	2.93
June 30, 2005	4.89	2.81
September 30, 2005	4.73	2.97
December 31, 2005	4.52	3.10

2006
March 31, 2006	4.05	3.14
June 30, 2006	3.35	2.36
September 30, 2006	2.61	1.41
December 31, 2006	2.76	1.67

2007
March 31, 2007	1.91	1.27

On March 30, 2007 the closing bid price on the NASDAQ for the Company’s common stock was $1.69.

On April 19, 2007, the Company received a Nasdaq Staff Determination (the “Determination”) indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(14) requiring the Company to file its Form 10-KSB for the year ended December 31, 2006 with the Securities and Exchange Commission and that its securities are, therefore, subject to delisting from the Nasdaq Capital Market. The Company requested and received a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Determination. The Panel hearing will take place on May 31, 2007.

On May 17, 2007, the Company received a Nasdaq Additional Staff Determination (the “Additional Determination”) indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(14) requiring the Company to file its Form 10-QSB for the quarter ended March 31, 2007 with the Securities and Exchange Commission (the “SEC”) and that that this failure serves as an additional basis for why its securities are subject to delisting from the Nasdaq Capital Market. The Company will review the Additional Determination at its Panel hearing. There can be no assurance that the Panel will grant the Company’s request for continued listing.

Holders of Common Stock

As of March 30, 2007, the Company had 5,843,067 shares of common stock outstanding and 104 shareholders of record. The Company was advised by its transfer agent, the American Stock Transfer & Trust Company, that according to a search made, the Company has approximately 6,153 beneficial owners who hold their shares in street names.

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

Equity Compensation Plans

The equity compensation plan information required by this Item is set forth in Part III, Item 11 of this Annual Report on Form 10-KSB.

Sale of Securities that were not registered Under the Securities Act of 1933

During the year ended December 31, 2006, the Company issued an aggregate of 104,975 shares of common stock to Moshe Schnapp in payment of services rendered to the Company. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Treasury Stock Repurchase

In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group acts as agent for our stock repurchase program. As of December 31, 2006, the Company held 476,804 treasury shares at a cost of $995,360.

Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

Information on the shares purchased during the fourth quarter of 2006 is as follows:

Period in 2006	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	105,889	$1.97	433,183	1,066,817
November 1 to November 30	43,621	$2.18	476,804	1,023,196
December 1 to December 31	0	-	0
Total	149,510	$2.04	476,804	1,023,196

On February 16, 2007, the Company completed the final sale of Navigator. The purchase price paid to the Company is $3,200,000 in cash and the transfer to the Company of 622,531 shares of the Company. On May 3, 2007 the Company surrendered said 622,531 stock certificates together with stock powers to American Stock Transfer & Trust Company the Company’s transfer agent for cancellation and return to Treasury.

ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2006, Emvelco operated in the US through its minority owned affiliate, ERC, a Nevada corporation and its subsidiaries. For the period from June 11, 2006 through December 30, 2006, ERC was a wholly owned subsidiary of Emvelco. Accordingly, the net loss of ERC is presented in the Company’s statement of operations for that period. On December 31, 2006, the Company entered into an exchange agreement with TIHG, whereby TIHG became the primary beneficiary of ERC. Thus, the Company is not required to consolidate ERC, but rather report the Company’s interest in ERC by using the equity method.

The Company’s position is based on a detailed analysis conducted by management of FASB Interpretation No. 46R: Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46R”), the accounting pronouncements governing consolidation.

Under its FIN 46R analysis, the Company determined that ERC is a variable interest entity. This in turn required a determination as to which enterprise is the primary beneficiary. The Company determined that TIHG, rather than Emvelco, is the primary beneficiary. The Company performed an analysis of the calculated expected losses of ERC. Of these amounts 56.67% was allocated to TIHG. Because Emvelco is not the primary beneficiary of ERC, Emvelco should not consolidate ERC under FIN 46R, but should report the 43.33% interest in ERC using the equity method. Accordingly, TIHG should consolidate ERC.

As a result of the Company’s analysis set forth above, the Company determined that, under FIN 46R, the Company will not consolidate ERC for the year ended December 31, 2006.

On May 14, 2007, pursuant to the Stock Transfer Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign to the Company all rights in and to the Investment Agreement.

On April 15, 2005, the Company disposed of Euroweb Slovakia a.s. ("Euroweb Slovakia") for cash in the amount of $2,700,000 and, as a result, has ceased operations in Slovakia.

On December 15, 2005, our Board of Directors decided to sell 100% of Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 19, 2005, the Company entered into a share purchase agreement with third party - Invitel Tavkozlesi Szolgaltato Rt. ("Invitel"), a Hungarian joint stock company, to sell 100% of the Company’s interest in Euroweb Hungary and Euroweb Romania. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006 upon our receipt of the first part of the purchase price of $29,400,000. The remaining part of the purchase price of $613,474 was fully paid in two installments: $232,536 in June and $380,938 in the beginning of July 2006. The purchase price was partly utilized for the repayment of $6,044,870 Commerzbank loan in order to ensure debt free status of the subsidiaries, and partly for settlement of $2,130,466 of transaction costs.

On February 16, 2007, the Company completed the sale of Navigator for $3,200,000 in cash and the transfer to the Company of 622,531 shares of the Company. The closing of the sale of Navigator occurred on February 16, 2007. On May 3, 2007 the Company surrendered said 622,531 stock certificates together with stock powers to American Stock Transfer & Trust Company the Company’s transfer agent for return to Treasury and cancellation.

The sale of Euroweb Slovakia, Euroweb Hungary, Euroweb Romania and Navigator met the criteria for presentation as discontinued operations under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”). Therefore, Euroweb Slovakia, Euroweb Hungary, Euroweb Romania and Navigator are reclassified as discontinued operations in the financial statements of the Company in 2006.

The Company operates in financial investment in real estate development for subsequent sales, Investment and Financing Activities, directly or through ERC and its subsidiaries currently in the USA.

In June 2006, the Company commenced operations in the real estate industry through ERC and its subsidiaries. ERC has commenced developments in the real estate industry, which must satisfy the parameters set by the Board of Directors as follows:

•	Any investment in the real estate opportunity (the “Proposed RE Investment”), including loans, shall not exceed a planned period of three years;

•	The expected return on investment on the Proposed RE Investment will be at minimum 15% per year;

•	The Proposed RE Investment will not be leveraged in excess of more than $1.50 for each $1.00 invested in equity; and

•	Each Proposed RE Investment will have a clear exit strategy (i.e. purchase, development and sale) and no Proposed RE Investment intent will be to acquire income producing real estate.

As of December 31, 2006, the Company via ERC had five projects in development as follows:

(a)	Verge project

On June 19, 2006, ERC entered into the Investment Agreement with Verge, pursuant to which ERC, within its sole discretion, has agreed to provide secured loans to Verge not to exceed the amount of $10,000,000. The loan is secured via first trust deed as well as Lender ALTA title policy for $10,000,000.

Verge is an asset company developing the Verge Property, consisting of real property in downtown Las Vegas, Nevada, where it intends to build up to 296 condominiums plus commercial space. Verge obtained entitlements to the Verge Property, and has advised that it expects to break ground and commence sales during 2007.

Each loan provided to Verge is due on demand or upon maturity on January 14, 2008. All loans are secured by a first deed of trust, assignment of rents and security agreement with respect to the property, along with ALTA (American Land Title Association) title policy.

If ERC requests that the funds be paid on demand prior to maturity, then Verge shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid to Verge in the form of shares of common stock of Emvelco, which will be computed by dividing the dollar amount of the 10% discount by the market price of Emvelco's shares of common stock.

The terms of the loans require that ERC to be paid-off the greater of (i) the principal including 12% interest per annum or (ii) 33% of all gross profits derived from the Property.

Said line of credit was increased via an Amendment to the Investment Agreement up to $20 Million with the same original terms.

On December 31, 2006, the Company and its subsidiary ERC entered into an Exchange Agreement with Verge and its sole shareholder, THIG. Pursuant to the Exchange Agreement, ERC issued new shares to THIG in exchange for 100% of the outstanding securities of Verge. After the exchange, Euroweb owns 43.33% of ERC and THIG own 56.67%. Verge Living Corporation and its subsidiaries became a wholly-owned subsidiary of ERC.

(b)	Los Angeles Projects :

Harper project

ERC has entered into agreements in connection with the purchase of property located at 360 N. Harper Ave., Los Angeles, California 90048 (the "Harper Property"). The Harper Property was purchased from a third party for approximately $1,000,000. ERC has entered into a binding Loan Agreement with a commercial bank to provide construction financing for a single family residence located on the Harper Property. ERC directly developing the Harper Property and intend to sell it upon completion.

Edinburg & Laurel projects

On January 17 and 18, 2007, ERC culminated the purchase of the two properties located on Edinburgh Avenue and Laurel Avenue, respectively. Each property was acquired for approximately $1,000,000. ERC has entered into binding Loan Agreements with a commercial bank to provide construction financing for a single family residence located on the Edinburgh Avenue and Laurel Avenue Properties. ERC directly developing the Edinburgh and Laurel Properties and intend to sell it upon completion.

(c)	Huntley project

ERC acquired 51% of ownership interest of 846 AR Huntley, LLC, a California limited liability company (the "Huntley LLC") from Avi Raccah, an individual ("Raccah") in the third quarter of 2006. Mr. Raccah is a third party who formerly owned 100% of the Huntley LLC. The Huntley LLC will develop two multi-family residences, located at 846 Huntley Drive, West Hollywood, California 90069. ERC and Raccah will pursue the Huntley Project under the terms of the Operating Agreement that was signed on October 3, 2006. Yossi Attia, an executive officer and director of the Company, was appointed as the sole manager of the Huntley LLC.

The Huntley LLC purchased the Huntley Property pursuant to a Purchase Agreement dated July 31, 2006 for approximately $1,246,258. The purchase was paid pursuant to an All Inclusive Trust Deed pursuant to which the seller has agreed to carry the financing of the purchase until a substitute loan is obtained. Huntley LLC assumed $1,555,872 in bank debt that was originally issued to Raccah. Escrow closed on the Huntley Property on September 11, 2006. Approval for the development of the two multi-family residences was obtained in principal from the City of West Hollywood, and construction commenced during 2006 Huntley LLC intend to sell the two units upon completion.

(d)	Stanley project

ERC acquired 66.67% of ownership interest of Stanley Hills LLC, a Nevada limited liability company (the "Stanley LLC") in the third quarter of 2006 from D’vora Attia, an individual ("D’vora"). D'vora Attia owned the Stanley Property prior to the purchase by the Stanley LLC, is the sister of Yossi Attia. The structuring of the Stanley LLC was negotiated as an arm length transaction and was based on appraisal received from an independent third party. ERC and D’vora will pursue the Stanley Property under the terms of the Operating Agreement that was signed on October 3, 2006 to develop three adjacent single family residences located at 2234 and 2240 Stanley Hills Drive and 2214 N. Merrywood Drive, Los Angeles, California 90046 (the "Stanley Property"). The Stanley LLC purchased the Stanley Property pursuant to a Purchase Agreement dated July 1, 2006 for $1,650,000. Yossi Attia, an executive officer and director of the Company, was appointed as the sole manager of the Stanley LLC. Stanley LLC has obtained a letter of intent from a commercial bank to provide the construction loan to the Stanley Project. Stanley LLC filed for two permits with the city of Los Angeles in order to obtain permit for these development, while the third house is still under planning. Stanley LLC will pursue plans for three single family homes, intend to develop it and sell the three homes upon completion.

(e)	Lorraine project

ERC through its wholly owned subsidiary Lorraine Properties, LLC a Nevada limited liability company (the "Lorraine LLC") will develop two adjacent properties located at 678 and 686 Lorraine Blvd., Los Angeles, California 90005 (the "Lorraine Property"). ERC purchased the Lorraine Property from a third Party - Zamir Investments LLC, for an aggregate purchase price of approximately $3,000,000. The Lorraine LLC is undertaking to develop condominium building containing 14 units on the Lorraine Property. Yossi Attia, an executive officer and director of the Company, was appointed as the sole manager of the Lorraine LLC. Management estimate that the planning process of this project will take more than a year.

In June 2006, the Company’s Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of Euroweb's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group will act as agent for our stock repurchase program. As of December 31, 2006, the Company held 476,804 treasury shares at a cost of $995,360.

Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007 or until the increased amount of shares is purchased.

Acquisitions and Disposals

On December 31, 2006, the Company and its subsidiary ERC entered into an Agreement and Plan of Exchange with Verge and its sole shareholder, TIHG. Pursuant to the Exchange Agreement, ERC issued shares to TIHG in exchange for 100% of the outstanding securities of Verge. After the exchange, the Company owned 43.33% of ERC, TIHG owned 56.67% and Verge became a wholly-owned subsidiary of ERC.

Because ERC’s shares are not publicly traded, management concluded that the fair value of Verge is more readily determinable than the fair value of the ERC shares, and accordingly, the transaction was valued based on the fair value of Verge, which was supported by appraisal.

In accordance with FAS141, Business Combinations, the transaction was valued based on the fair value of Verge, the acquired company, which was supported by appraisal.

For accounting purposes, the acquisition of Verge was treated as an acquisition of assets and not a business combination because Verge does not meet the definition of a business under EITF Issue No. 98-3, “Determination Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of Verge at the date of acquisition of December 31, 2006:

Cash	$30,614
Prepaid and other current assets	255,822
Fixed assets	32,538
Land development investments	2,999,385
Vacant Land for Development	10,500,000
Total assets acquired	13,818,359

Accounts payable and other liabilities	(456,936)
Deferred tax liabilities	(806,040)
Loan payable to ERC (Including Interest)	(5,459,104)

Net assets acquired	$7,096,279

The vacant land was originally purchased by Verge in 2005, when it was a wholly owned subsidiary of TIHG, and cost Verge $2,800,000. Verge invested approximately $3,000,000 in additional expenses, which were incurred to obtain the proper planning for condominium development through December 30, 2006. In November 2006, Verge had a valuation of the vacant property by an independent third party appraisal company. The vacant land with the proper zoning was appraised at $10,500,000. At December 31, 2006, when business combination was effected, the fair value, $10,500,000, of the vacant land was recorded in the consolidated financial statements of ERC in accordance with FAS141, Business Combinations, to adjust the land value accordingly.

On May 14, 2007, pursuant to the Stock Transfer Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign to the Company all rights in and to the Investment Agreement.

(b) Disposal of Euroweb Slovakia, Euroweb Hungary, Euroweb Romania and Navigator

On April 15, 2005, the Company disposed of Emvelco Slovakia for cash of $2,700,000 and, as a result, has ceased operations in Slovakia.

On May 23, 2006, the closing of the sale of Euroweb Hungary and Euroweb Romania occurred upon our receipt of the first part of the purchase price of $29,400,000. The remaining part of the purchase price of $613,474 was fully paid in two installments: $232,536 in June and $380,938 in the beginning of July 2006. The purchase price was partly utilized for the repayment of $6,044,870 Commerzbank loan in order to ensure debt free status of the subsidiaries, and partly for settlement of $2,130,466 of transaction costs.

On February 16, 2007, the Company completed the sale of Navigator for $3,200,000 in cash and the transfer to the Company of 622,531 shares of the Company for cancellation. The closing of the sale of Navigator occurred on February 16, 2007. On May 3, 2007 the Company surrendered said 622,531 stock certificates together with stock powers to American Stock Transfer & Trust Company the Company’s transfer agent for cancellation and return to Treasury.

Plan of operation

The Company’s plan of operation for the next 12 months will include the following components:

We plan to finance and invest in development of ERC existing projects (Stanley, Huntley, Harper, Lorraine and Verge), including obtaining financing of Verge Living for the purpose of commencing or continuing the projects in 2007. Our plan is to proceed with financial investment in real estate developments in the US. This phase of development will include the following elements:

(a) Attempting to raise bond or debt financing through Verge and AP Holdings if possible. Any cash receipt from financing will be utilized partly by the Company’s financial investment in real estate developments in the US and partly by AP Holdings’ further real estate developments in Croatia. In connection with Verge and AP Holdings’ financing, the Company anticipates spending approximately $500,000 on professional fees over the next 12 months in order to facilitate our financial investment, by creating more strengh to the financial investments of the Company.

(b) Verge Project - Verge is pursuing construction loan and mezzanine financing for the project. The Company is seeking to participate in financing of a construction loan though a commercial bank and/or private investors.

(c) The Company anticipates spending approximately $200,000 on professional fees over the next 12 months in order to file SB-2 under the Securities Laws.

(d) Subject to obtaining adequate financing, the Company anticipate that it will be spending approximately $10,000,000 over the next 12 month period pursuing its stated plan of investment operation. The Company’s present cash reserves are not sufficient for it to carry out its plan of operation without substantial additional financing. The Company is currently attempting to arrange for financing through mezzanine arrangements that would enable it to proceed with its plan of investment operation.

(e) The Company will continue its treasury share repurchase program. Based on the stock price as of March 31, 2007, approximately $2 million cash is needed for the completion of the program. The repurhase program however is contingent on the financial ability of the Company as well as available shares and share prices on the open market.

(f) The Company’s investment in Micrologic is expected to mature during 2007. The outstanding amount of commitment is $950,000. Micrologic believes it will have developed products in 2007 of which there is no guarantee. The Company owns 25.1% of Micrologic along with an option to acquire additional 24.9%. Upon actual sales, if any, the Company will revaluate its option. If the Company elects to exercise its option, consolidation of Micrologic may add elements of income or losses which we can not quantify as of now.

The Company’s actual expenditures and business plan may differ from the one stated above. Its board of directors may decide not to pursue this plan as a whole or part of it. In addition, the Company may modify the plan based on available financing.

The US real estate market trends are toward a soft market in the last year. Management believes that the “softer market” is due to the Federal Reserve Bank Policy of raising interest rates (in order to depress inflation trends). Such rising interest rates make financing more expensive, and more difficult to obtain. The Company anticipates that it will be spending approximately $10,000,000 over the next 12 month period pursuing its stated plan of investment operation. The Company believes that its liquidity will be enough for implementing its plan, and the Company has confidence that subject to actual pre-sales, it will obtain financing to complete its projects in the short-term as well as in the long-term. If actual sales will not be adequate, the Company will not continue spending its existing cash, and therefore it can avoid liquidity problems.

The Company’s primary source of liquidity comes from divesting its ISP business in Central Eastern Europe, which was concluded on May 2006, when it completed the disposal of Euroweb Hungary and Euroweb Romania to Invitel. In February 2007, the Company closed the disposal of Navigator, which added approximately $3.2 million net of cash to its internal source of liquidity.

Our external source of liquidity is based on a project by project basis. The Company intends to obtain financial investment in land and construction loans from commercial lenders for its development activities.

The residential real estate market in Southern California, Nevada and Croatia is more active during spring and summer. It is the Company’s desire to complete its financial development during the summer, to increase the potential for a fast sale. In some markets, such as Nevada, regulations allow for the sale of units from plans. As a result, these seasonal factors should not affect the financial condition or results of operation, though they may have a moderate effect on the liquidity position of the Company.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions for a number of reasons. Our accounting policies are stated in Note 2 to the 2006 Consolidated Financial Statements. We identified the following accounting policies as critical to understanding the results of operations and representative of the more significant judgments and estimates used in the preparation of the consolidated financial statements: impairment of goodwill, allowance for doubtful accounts, acquisition related assets and liabilities, accounting of income taxes and analysis of FIN46R as well as FASB 67.

•
Investment in Real Estate and Commercial Leasing Assets. Real estate held for sale and construction in progress is stated at the lower of cost or fair value less costs to sell and includes acreage, development, construction and carrying costs and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. When events or circumstances indicate than an asset’s carrying amount may not be recoverable, an impairment test is performed in accordance with the provisions of SFAS 144. For properties held for sale, if estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the assets carrying value to fair value less costs to sell is required. For properties held for use, if the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

Our expected future cash flows are affected by many factors including:

a) The economic condition of the Las Vegas, Nevada and Los Angeles, California market;

b) The performance of the real estate industry in the markets where our properties are located;

c) Our financial condition, which may influence our ability to develop our real estate; and

d) Governmental regulations.

Because any one of these factors could substantially affect our estimate of future cash flows, this is a critical accounting policy because these estimates could result in us either recording or not recording an impairment loss based on different assumptions. Impairment losses are generally substantial charges. We are currently in the beginning state of development of real estates, therefore no impairment is required. Any impairment charge would more likely than not have a material effect on our results of operations.

The estimate of our future revenues is also important because it is the basis of our development plans and also a factor in our ability to obtain the financing necessary to complete our development plans. If our estimates of future cash flows from our properties differ from expectations, then our financial and liquidity position may be compromised, which could result in our default under certain debt instruments or result in our suspending some or all of our development activities.

•
Allocation of Overhead Costs. We periodically capitalize a portion of our overhead costs and also allocate a portion of these overhead costs to cost of sales based on the activities of our employees that are directly engaged in these activities. In order to accomplish this procedure, we periodically evaluate our “corporate” personnel activities to see what, if any, time is associated with activities that would normally be capitalized or considered part of cost of sales. After determining the appropriate aggregate allocation rates, we apply these factors to our overhead costs to determine the appropriate allocations. This is a critical accounting policy because it affects our net results of operations for that portion which is capitalized. In accordance with paragraph 7 of SFAS No. 67, we only capitalize direct and indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support our development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e. project manager and subordinates). We charge to expense indirect costs that do not clearly relate to a real estate project such as salaries and allocated expenses related to the Chief Executive Officer and Chief Financial Officer.

•
Revenue Recognition. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we recognize revenues from property sales when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when we have completed our obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when we have signed sales agreements and have determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, our assessment of the buyer’s credit standing and our assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor its obligation to us. This is a critical accounting policy because for certain sales, we use our judgment to determine the buyer’s commitment to pay us and thus determine when it is proper to recognize revenues.

We recognize our rental income based on the terms of our signed leases with tenants on a straight-line basis. We recognize sales commissions and management and development fees when earned, as lots or acreages are sold or when the services are performed.

•
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

Commitments and contingencies

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President of ERC which commenced on July 1, 2006 and provides for annual compensation of $240,000 and an annual bonus of not less than $120,000 per year, as well as an annual car allowance for the same period. Mr. Attia will be entitled to a special bonus equal to 10% of the earnings before interest, depreciation and amortization (“EBITDA”) of ERC, which such bonus is payable in shares of common stock of the Company; provided, however, the special bonus is only payable in the event that Mr. Attia remains continuously employed by ERC and Mr. Attia shall not have sold shares of common stock of the Company on or before the payment date of the Special Bonus unless such shares were received in connection with the exercise of an option that was scheduled to expire within one year of the date of exercise. In addition, on August 14, 2006, the Company amended the Agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia was calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia will receive 111,458 shares of the Company’s common stock for his first year service. No shares have been issued to date. The financial statements accrued the liability toward Mr. Attia employment agreements.

According to the Term Sheet that will be formally documented in an Agreement with associated exhibits, License Agreement and Warrants by and between the Company and Dr. Danny Rittman in connection with the formation and initial funding of Micrologic for the design and production of EDA applications and Integrated Circuit ("IC") design processes. The Term Sheet provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. Initially, the Company owns 25.1% and Dr. Rittman owns 74.9% of Micrologic, Inc. but such equity positions would be revised depending upon the exercise of the warrants as follows: (1) Warrant A - the Company shall be granted a two year option to acquire an additional 10% of Micrologic for $1 million (2) Warrant B - the Company shall be granted a three year option to acquire an additional 15% of Micrologic for $3 million. The consideration of warrants A and B can be paid at the discretion of the Company, 50% in cash and 50% in the Company’s shares. No warrants have been issued. The outstanding amount of the Company’s investment in Micrologic is $50,000 as of December 31, 2006.

During 2006 and 2007, the Company and ERC entered into several loan agreements with different financial institutions in connection with the financing of the different real estate projects (see Note 7 to the 2006 financial statements).

Off Balance Sheet Arrangements

There are no material off balance sheet arrangements.

Results of Operations

Year Ended December 31, 2006 compared to Year Ended December 31, 2006

Due to the new financial investment in real estate activity, which commenced in June 2006 and the discontinued operation presentation of Euroweb Hungary, Euroweb Romania, Euroweb Slovakia and Navigator, the consolidated statements of operations for the years ended December 31, 2006 and 2005 are not comparable. The financial figures for 2005 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware, as the Company commenced its financial investment in real estate related activity with related revenues and costs in June 2006.

Revenues

The following table summarizes our revenues for the year ended December 31, 2006 and 2005:

Year ended December 31,	2006	2005
Total revenues	$22,594	$-

The revenue increase reflects the rent income from real estate activity in 2006.

Emvelco is not the primary beneficiary of ERC. As such Emvelco will not be required to consolidate ERC under FIN 46R ERC Profit and Loss activities for the period ended on December 31, 2006, and prior of the exchange was fully consolidated into the Company’s profit and loss statement, as ERC prior to the exchange was fully owned subsidiary of the Company.

Cost of revenues

The following table summarizes our cost of revenues for the year ended December 31, 2006 and 2005:

Year ended December 31,	2006	2005
Total cost of revenues	$-	$-

The Company is currently in the beginning phase of financial investment in real estate development; therefore no cost of revenues occurred.

Compensation and related costs

The following table summarizes our compensation and related costs for the year ended December 31, 2006 and 2005:

Year ended December 31,	2006	2005
Compensation and related costs	$583,773	$559,839

Overall compensation and related costs increased by 4%, or $23,934 primarily as the result of the compensation charge on stock options to the CEO in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), amounting to $21,241.

Severance to officer

The following table summarizes severance to officer costs for the year ended December 31, 2006 and 2005:

Year ended December 31,	2006	2005
Compensation and related costs	$750,000	$-

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

Consulting, professional and director fees

The following table summarizes our consulting, professional and director fees for the year ended December 31, 2006 and 2005:

Year ended December 31	2006	2005
Consulting, professional and director fees	$2,106,316	$1,010,654

Overall consulting, professional and director fees increased by 109%, or $1,095,662, primarily as the result of the following factors: (i) new Director compensation policy in the amount of $52,506; (ii) compensation charge on stock option to the Directors in accordance with SFAS 123R, amounting to $249,454, (iii) increased consulting cost related to the real estate related subsidiary acquired in 2006 in the amount of $330,041, and (iv) an increase of $463,661 related to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee over last year.

Other selling, general and administrative expenses

The following table summarizes our other selling, general and administrative expenses for the year ended December 31, 2006 and 2005:

Year ended December 31	2006	2005
Other selling, general and administrative expenses	$921,004	$302,973

Overall, other selling, general and administrative expenses increased by 205%, or $618,031, primarily attributable to (i) the write-off of receivables in the amount of $233,931 - See Legal Procedure (ii) $212,414 of additional expenses incurred in connection with the real estate subsidiary (acquired in June 2006). The remaining part of increase is in connection with traveling cost and corporate costs.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the year ended December 31, 2006 and 2005:

Year ended December 31,	2006	2005
Depreciation	$13,516	$-

Depreciation has increased by $2,147 in the year ended December 31, 2006 compared to the same period in 2005. The increase can be attributed exclusively to the fixed assets purchased by the real estate subsidiaries of the Company.

Net interest income

The following table summarizes our net interest income for the year ended December 31, 2006 and 2005:

Year ended December 31,	2006	2005
Interest income	$635,099	$-
Interest expense	$(59,934)	$-
Net interest income	$575,165	$-

An amount of $350,438 increase in interest income is attributable to the fact that the Company has realized over $21 million net cash on the sale of Euroweb Hungary and Euroweb Romania, which was partly invested into money market funds and certificate of deposits. An additional $284,661 interest income was earned by ERC on loans given to Verge prior to the acquisition of Verge. Interest expenses increased due to the $3 million line of credit utilized by the Company from EastWestBank in the fourth quarter of 2006, as well as interest charged to real estate subsidiaries.

Gain on issuance of subsidiary stock

The following table summarizes our gain on issuance of subsidiary stock for the year ended December 31, 2006 and 2005:

Year ended December 31,	2006	2005
Gain on issuance of subsidiary stock	$1,497,565	$-

On December 31, 2006, Emvelco and TIHG entered into an exchange agreement whereby ERC issued 1,308 shares of stock, which represents 57% equity interest, to TIHG in exchange for 100% of the securities of Verge. After the exchange, Emvelco owns 43% of ERC, TIHG owns 57% of ERC, and Verge is a 100% subsidiary of ERC. In accordance with SAB 51 and SAB 84, Accounting for Sales of Stock by a Subsidiary, Emvelco realized a gain on the exchange transaction for $1,497,565. This gain resulted in the carrying value of the Emvelco’s investment in ERC for $500,000,

Liquidity and Capital Resources

As of December 31, 2006, our cash and cash equivalents were $2.9 million, an increase of $1.3 million from the end of fiscal year 2005.

Cash used in operations in fiscal 2006 was $3.1 million, a decrease of $7.2 million from fiscal 2005. The change in mainly attributable to the disposal of cash generating subsidiaries, Euroweb Hungary and Euroweb Romania, as well as increased losses of the parent company, partly due to severance paid to an officer and the various costs associated involved with the newly acquired real estates subsidiaries, which are still in the planning stages.

Cash provided by investing activities in 2006 was $2.1 million consisting of proceeds from the sale of Euroweb Hungary and Euroweb Romania in the amount of $21.8 million reduced by (i) $8 million invested into a certificate of deposit, (ii) $0.1 million invested into Micrologic, (iii) $11.2 million loan provided to ERC and (iv) $0.4 million of capital expenditures of discontinued operations. In 2005, $8.9 million cash used in investing activities was $8.9 million, which consisted of the following: (i) $2.7 million positive inflow in connection with of sale of Euroweb Slovakia reduced by (ii) $9 million for the acquisition of Navigator, and (ii) $2.6 million in capital expenditures related to discontinued operations.

Cash provided by financing activities in 2006 was $2.0 million. Of this amount, the Company received $3.0 million of proceeds from loans utilized, while $1 million was used for repurchase of the Company’s common stock. In 2005, a $4 million was in connection with financing activities from discontinued operation.

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months. The Company however is required to ensure additional bank loans or fund raising to be used for father investment in development of real estate, financing and investments activities.

Effect of Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method and therefore did not restate results for prior periods. Prior to January 1, 2006, the Company accounted for share-based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the modified prospective method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 are recognized as compensation cost over the remaining requisite service periods. The adoption of SFAS 123R resulted in a non-cash compensation charge of $561,451 for the year ended December 31, 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of SFAS No. 109, “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by the Company on January 1, 2007. Management is currently assessing the impact of the adoption of FIN 48.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in fiscal 2007. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. Management is currently assessing the impact of the adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company on July 1, 2008. Management is currently assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

Forward-Looking Statements

When used in this Form 10-KSB, in other filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to the risks set forth above. See “Risk Factors.” In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company’s actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 7. FINANCIAL STATEMENTS.

Reference is made to the audited Consolidated Financial Statements of the Company as of December 31, 2006 and for the years ended December 31, 2006 and 2005, beginning with the index hereto on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DELOITTE RESIGNATION -

As the Company disclosed in its Form 8-K filed April 30, 2007, on April 25, 2007 (the "Resignation Date"), Deloitte Kft. (the "Former Auditor") advised the Company that it has resigned as the Company's independent auditor. The Former Auditor performed the audit for the one year period ended December 31, 2005, which report did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified as to audit scope or accounting principles. During the Company's two most recent fiscal years and during any subsequent interim period prior to the Resignation Date, there were no disagreements with the Former Auditor, with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B.

Prior to the Resignation Date, the Former Auditor advised the Company that it had raised certain issues relating to the accounting of ERC. As of December 31, 2006, the Company owned 43.33% of the outstanding securities of ERC. The Former Auditor believes that this communication is a disclosable event pursuant to Item 304(a)(v). The issues raised by the Former Auditor related to the recording of the cost of real estate purchased by Verge (a wholly owned subsidiary of ERC), the production of records relating to loans made to VLC and the valuation of land in connection with Lorraine Properties, LLC (a wholly owned subsidiary of ERC). Management of the Company disagrees with the aforementioned statements and believes that it has adequately explained each of the above inquires made by the Former Auditor. Further, prior to being advised of the above issues, the Company maintained that ERC and its subsidiaries do not need to be consolidated in the Company's financial statements, which such position was subsequently confirmed by a detailed analysis by management and an independent third party consultant of the accounting pronouncements governing consolidation.

The Former Auditor advised the Company that it intended to furnish a letter to the Company, addressed to the Staff, stating that it agreed with the statements made herein or the reasons why it disagreed. The letter from the Former Auditor was filed as an amendment to Form 8-K on May 14, 2007.

Appointment of New Auditors - Robison, Hill & Co. ("RHC") -

On April 26, 2007, the Company engaged Robison, Hill & Co. ("RHC") as its independent registered public accounting firm for the Company's fiscal year ended December 31, 2006. The decision to engage RHC as the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

During the two most recent fiscal years and through April 26, 2007, the Company has not consulted with RHC regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that RHC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including Yossi Attia, the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls in the quarter ended December 31, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal controls.

On April 19, 2007, the Company received a Nasdaq Staff Determination (the "Determination") indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(14) requiring the Company to file its Form 10-KSB for the year ended December 31, 2006 with the Securities and Exchange Commission and that its securities are, therefore, subject to delisting from the Nasdaq Capital Market. The Company requested and received a hearing before a Nasdaq Listing Qualifications Panel (the "Panel") to review the Determination. The Panel hearing will take place on May 31, 2007.

On May 17, 2007, the Company received a Nasdaq Additional Staff Determination (the “Additional Determination”) indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(14) requiring the Company to file its Form 10-QSB for the quarter ended March 31, 2007 with the Securities and Exchange Commission and that that this failure serves as an additional basis for why its securities are subject to delisting from the Nasdaq Capital Market. The Company will review the Additional Determination at its Panel hearing. There can be no assurance that the Panel will grant the Company’s request for continued listing.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company as of March 31, 2007:

Name	Age	Position with Company

Yossi Attia	46	Director, Chief Executive Officer, Principal Financial Officer, President

Stewart Reich	63	Director, Board Chairman, Audit and Compensation Committees Chairman

Robin Ann Gorelick	49	Director, Secretary & Company Counsel

Ilan Kenig	47	Director, Audit and Compensation Committee’s member

Gerald Schaffer	84	Director, Audit and Compensation Committee’s member

Yossi Attia, has been self employed as a real estate developer since 2000. Mr. Attia was appointed to the Board of Directors (“Board”) on February 1, 2005, as CEO of ERC on June 15, 2006 and as the CEO and President of the Company on August 14, 2006. Prior to entering into the real estate development industry, Mr. Attia served as the Senior Vice President of Investments of Interfirst Capital from 1996 to 2000. From 1994 though 1996, Mr. Attia was a Senior Vice President of Investments with Sutro & Co. and from 1992 through 1994. Mr. Attia served as the Vice President of Investments of Prudential Securities. Mr. Attia received a Bachelor of Arts (“BA”) in economics and marketing from Haifa University in 1987 and a Masters of Business Administration (“MBA”) from Pepperdine University in 1995. Mr. Attia held Series 7 and 63 securities licenses from 1991 until 2002. Effective March 21, 2005, Mr. Attia was appointed as a member of the Audit Committee and the Compensation Committee. In June 2006, Mr. Attia was appointed as the CEO of ERC. Upon his appointment as the CEO of ERC, Mr. Attia was not considered an independent Director. Consequently, Mr. Attia resigned from all committees. In August 2006, Mr. Attia was appointed as the CEO and President of the Company.

Stewart Reich, Chairman of the Board since June 2004, was CEO and President of Golden Telecom Inc., Russia's largest alternative voice and data service provider as well as its largest ISP, since 1997. In September 1992, Mr. Reich was employed as Chief Financial Officer (“CFO”) at UTEL (Ukraine Telecommunications), of which he was appointed President in November 1992. Prior to that, Mr. Reich held various positions at a number of subsidiaries of AT&T Corp. Mr. Reich have been a Director of the Company since 2002. Mr. Reich is Chairman of the Board, as well as head of the Audit Committee and the Compensation Committee.

Ilan Kenig has over 20 years of management, legal, venture capital and investment banking experience with specific emphasis in the technology and telecommunications arena. Mr. Kenig was appointed to the Company's Board on February 1, 2005. Mr. Kenig joined Unity Wireless Corporation ("Unity"), a designer, developer and manufacturer of wireless systems, as Vice President of Business Development in December 2001 before assuming the position of President and CEO in April 2002. From January 1999 until December 2001, Mr. Kenig pursued international finance activities and mergers and acquisitions in New York. Mr. Kenig was a founder of a law firm in Tel-Aviv representing technology and telecommunications interests. Mr. Kenig holds a law degree from Bar-Ilan University. Effective March 21, 2005, Mr. Kenig was appointed as a member of the Audit Committee and the Compensation Committee.

Gerald Schaffer, on June 22, 2006, was unanimously appointed to the Board of Directors of the Company, as well as a member of the Audit and Compensation Committees. Mr. Schaffer has been extensively active in corporate, community, public, and government affairs for many years, having served on numerous governmental boards and authorities, as well as public service agencies, including his current twenty-one year membership on the Board of Directors for the American Lung Association of Nevada. Additionally, Mr. Schaffer is a past member of the Clark County Comprehensive Plan Steering Committee, as well as a former Commissioner for Public Housing on the Clark County Housing Authority. For many years he served as a Planning Commissioner for the Clark County Planning Commission, which included the sprawling Las Vegas Strip. His tenure on these various governmental entities was enhanced by his extensive knowledge of the federal government. Mr. Schaffer is Chairman Emeritus of the Windsor Group and a founding member of both Windsor and its affiliate - Gold Eagle Gaming. Over the years the principals of Windsor have developed shopping and marketing centers, office complexes, hotel/casinos, apartments, residential units and a wide variety of large land parcels. Mr. Schaffer continues to have an active daily role in many of these subsidiary interests. He is also President of the Barclay Corporation, a professional consulting service, as well as the Barclay Development Corporation, dealing primarily in commercial land acquisitions and sales. Mr. Schaffer resides in Nevada and oversees the Company’s interest in the Verge project, specifically with compliance and obtaining governmental licensing.

Robin Ann Gorelick, from 1992 to the present, has served as the Managing Partner at the Law Offices of Gorelick & Associates, specializing in the representation of various public and private business entities. Ms. Gorelick received her Juris Doctor (“JD”) and her BA in economics and political science from the University of California, Los Angeles in 1982 and 1979, respectively. Ms. Gorelick is admitted to practice law in California, the District of Columbia and Texas.

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

ROLE OF THE BOARD

               Pursuant to Delaware law, our business, property and affairs are managed under the direction of the Board. The Board has responsibility for establishing broad corporate policies and for the overall performance and direction of Emvelco, but is not involved in day-to-day operations. Members of the Board keep informed of the business by participating in Board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with the executive officers.

2006 BOARD MEETINGS

               In 2006, the Board met five times and made eleven additional resolutions. No director attended less than 75% of all of the combined total meetings of the Board and the committees on which they served in 2006.

BOARD COMMITTEES

Audit Committee

         The Audit Committee of the Board reviews the internal accounting procedures of the Company and consults with and reviews the services provided by our independent accountants. During the beginning of 2006, the Audit Committee consisted of Messrs. Stewart Reich, Ilan Kenig and Yossi Attia. Mr. Attia resigned in August, 2006 upon his election and appointment as CEO of Emvelco. Consequently, the Audit Committee appointed Gerald Schaffer to serve as the third member. Mssrs. Reich, Kenig and Schaffer are independent members of the Board. The Audit Committee held four meetings and made one additional resolution in 2006. Mr. Reich serves as the financial expert on the Audit Committee.

The audit committee has reviewed and discussed the audited financial statements with management; the audit committee has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as adopted by the Public Company.

Compensation Committee

            The Compensation Committee of the Board performs the following: i) reviews and recommends to the Board the compensation and benefits of our executive officers; ii) administers the stock option plans and employee stock purchase plan; and iii) establishes and reviews general policies relating to compensation and employee benefits. In 2006, the Compensation Committee consisted of Messrs Reich, Kenig and Attia. Mr. Attia resigned as a member of the Compensation Committee in August, 2006 upon his appointment as CEO of Emvelco. To fill this vacancy, the Board appointed Mr. Gerald Schaffer, an independent member of the Board, to serve as a member of the Compensation Committee. No interlocking relationships exist between the Board or Compensation Committee and the Board or Compensation Committee of any other company. During the past fiscal year the Compensation Committee had two meetings and made two additional resolutions.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more then 10 percent of the Company’s common stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, Directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the SEC and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2006. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2006, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, Directors and ten percent stockholders.

POLICY WITH RESPECT TO SECTION 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, unless an appropriate exemption applies, a tax deduction for the Company for compensation of certain executive officers named in the Summary Compensation Table will not be allowed to the extent such compensation in any taxable year exceeds $1 million. As no executive officer of the Company received compensation during 2006 approaching $1 million, and the Company does not believe that any executive officer’s compensation is likely to exceed $1 million in 2006, the Company has not developed an executive compensation policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Code.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, Directors and employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2006 to the Company’s CEO and our most highly compensated officers other than the CEO at December 31, 2006 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yossi Attia	2006	$184,000	—	$93,750	(2)	—	—	—	—	—
Chief Executive Officer (1)	2005	N/A	N/A	N/A		N/A	N/A	N/A	N/A	N/A

(1) Mr. Attia was appointed as CEO of the Company on August 14, 2006.

(2) In accordance with Mr. Attia’s employment agreements, Mr. Attia is entitled to receive 111,458 shares of common stock for the period from August 14, 2006 to August 13, 2007 representing a compensation of $250,000 to be paid in the form of Company shares of common stock. No shares have been issued.

OUTSTANDING EQUITY AWARDS

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Yossi Attia (1)	100,000(2)	—	—	$3.40	03/12/2011	50,000 (3)	$92,500	(3)	—	—

(1)	Mr. Attia was appointed as Chief Executive Officer of the Company on August 14, 2006.

(2)
On March 22, 2005, the Company granted 100,000 options to Yossi Attia. The stock options granted vest at the rate of 25,000 options on each September 22 of 2005, 2006, 2007 and 2008, respectively. The exercise price of the options ($3.40) is equal to the market price on the date the options were granted.

(3)
In accordance with Mr. Attia’s employment agreement, Mr. Attia is entitled to receive 111,458 shares of common stock for the first year. No shares have been issued. The 50,000 option represents the shares of common stock that have not vested to date. The value of such shares is based on the closing price for the Company’s common stock of $1.85 as of December 29, 2006 (the last trading day of 2006).

Except as set forth above, no other named executive officer has received an equity award.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named Director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)
Stewart Reich	$36,502	—	—	—	—	—	$36,502
Ilan Kenig	$29,002	—	—	—	—	—	$29,002
Robin Ann Gorelick	$59,500	—	—	—	—	—	$59,500
Gerald Schaffer	$25,002	—	—	—	—	—	$25,002

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were other grants of Stock Options/SAR made to the named Executive and President during the fiscal year ended December 31, 2006.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/Unexercisable	Value of the unexercised in the money options/SARs at FY-end ($)* Exercisable/Unexercisable
Yossi Attia, CEO, Director	None	None	100,000	$0.00

* Fair market value of underlying securities (calculated by subtracting the exercise price of the options from the closing price of the Company's common stock quoted on the NASDAQ as of December 29, 2006, which was $1.85 per share. None of Mr. Yossi's options are presently in the money.

EMPLOYMENT AND MANAGEMENT AGREEMENTS

The Company entered into a six-year agreement with its CEO, Csaba Törő on October 18, 1999, which commenced January 1, 2000, and provided for an annual compensation of $96,000. The agreement was amended in 2004 and 2005. The amended agreement provided for an annual salary of $200,000 and a bonus of up to $150,000 in 2006, 2007 and 2008, as well as an annual car allowance of $30,000 for the same period.

On May 24, 2006, the Company entered into a Severance Agreement with Mr. Toro in order to define the severance relationship between the two parties. In consideration for Toro agreeing to relinquish and release all rights and claims under the Employment Agreement, including the payment of his annual salary, the Company agreed to pay Mr. Toro $750,000. In addition, Mr. Toro has submitted his resignation as CEO and as a Director of the Company effective June 1, 2006. The severance was paid in full in May 2006.

The Company entered into a two-year employment agreement with Moshe Schnapp as President and Director of the Company which commenced on April 15, 2005, and provided for an annual compensation of $250,000 to be paid in the form of Euroweb shares of common stock. The number of shares to be received by Mr. Schnapp was calculated based on the average closing price 10 days prior to the commencement of each employment year. For the year ended April 14, 2006, Mr. Schnapp received 82,781 Euroweb shares of common stock of which 58,968 were issued in January 2006. In July 2006, we issued the remaining 46,007 shares of common stock for services through July 30, 2006. Mr. Schnapp resigned as President and director in August 2006. Mr. Schnapp waived his rights to any further compensation.

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President of ERC which commenced on July 1, 2006 and provides for annual compensation of $240,000 and an annual bonus of not less than $120,000 per year, as well as an annual car allowance for the same period. Mr. Attia will be entitled to a special bonus equal to 10% of the EBITDA of ERC, which such bonus is payable in shares of common stock of the Company; provided, however, the special bonus is only payable in the event that Mr. Attia remains continuously employed by ERC and Mr. Attia shall not have sold shares of common stock of the Company on or before the payment date of the special bonus unless such shares were received in connection with the exercise of an option that was scheduled to expire within one year of the date of exercise. In addition, on August 14, 2006, the Company amended the Agreement to provide that Mr. Attia shall serve as the CEO of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia will receive 111,458 of the Company shares of common stock for his first year service. No shares have been issue to Mr. Attia in 2006.

The employment agreements mentioned above further provide that, if employment is terminated other than for willful breach by the employee, for cause or in event of a change in control of the Company, then the employee has the right to terminate the agreement. In the event of any such termination, the employee will be entitled to receive the payment due on the balance of his employment agreement.

The Company has no pension or profit sharing plan or other contingent forms of remuneration with any officer, Director, employee or consultant, although bonuses are paid to some individuals.

DIRECTOR COMPENSATION

Before June 11, 2006, Directors who are also officers of the Company were not separately compensated for their services as a Director. Directors who were not officers received cash compensation for their services: $2,000 at the time of agreeing to become a Director; $2,000 for each Board Meeting attended either in person or by telephone; and $1,000 for each Audit and Compensation Committee Meeting attended either in person or by telephone. Non-employee Directors were reimbursed for their expenses incurred in connection with attending meetings of the Board or any committee on which they served and were eligible to receive awards under the Company’s 2004 Incentive Plan.

The Board has approved the modification of Directors' compensation on its special meeting held on June 11, 2006. Directors who are also officers of the Company are not separately compensated for their services as a Director. Directors who are not officers receive cash compensation for their services as follows: $40,000 per year and an additional $5,000 if they sit on a committee and an additional $5,000 if they sit as the head of such committee. Non-employee directors are reimbursed for their expenses incurred in connection with attending meetings of the Board or any committee on which they serve and are eligible to receive awards under our 2004 Incentive Plan.

STOCK OPTION PLAN

2004 Incentive Plan

General

The 2004 Incentive Plan was adopted by the Board. The Board initially reserved 800,000 shares of common stock for issuance under the 2004 Incentive Plan. In 2005, the Plan was adjusted to increase the number of shares of common stock issuable under such plan from 800,000 shares to 1,200,000 shares. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.

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

Administration

The 2004 Incentive Plan is administered by the Company's Board, as the Board may be composed from time to time. All questions of interpretation of the 2004 Incentive Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board.

Notwithstanding the foregoing, the Board may at any time, or from time to time, appoint a committee (the "Committee") of at least two members of the Board, and delegate to the Committee the authority of the Board to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board, and shall be substituted for the Board, in the administration of the Plan, subject to certain limitations.

Members of the Board who are eligible employees are permitted to participate in the 2004 Incentive Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2004 Incentive Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2004 Incentive Plan. In the event that any member of the Board is at any time not a "disinterested person", as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

Eligibility

Under the 2004 Incentive Plan, options may be granted to key employees, officers, Directors or consultants of the Company, as provided in the 2004 Incentive Plan.

Terms of Options

The term of each option granted under the Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board consistent with the provisions of the Plan, including the following:

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

(b) VESTING. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board, in its discretion, at the time such option is granted.

(c) EXPIRATION. The expiration of each option shall be fixed by the Board, in its discretion, at the time such option is granted; however, unless otherwise determined by the Board at the time such option is granted, an option shall be exercisable for ten (10) years after the date on which it was granted (the "Grant Date"). Each option shall be subject to earlier termination as expressly provided in the 2004 Incentive Plan or as determined by the Board, in its discretion, at the time such option is granted.

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

(f) TERMINATION, MODIFICATION AND AMENDMENT. The 2004 Incentive Plan (but not options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no option shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders.

stock beneficially owned by it or him as set forth opposite its or his name.

Name and Address	Shares Beneficially Owned(1)	Percent Owned (1)
KPN Telecom B.V. (4)	820,399	28.15%
Maanplein 5
The Hague, The Netherlands

CORCYRA d.o.o.(3)	2,326,043	40.88%
Valdabecki put 118
Pula Croatia 52100

Graeton Holdings Limited	441,566	7.76%
256 Makarios Avenue,Eftapaton
Court, CY3105 Limassol, Cyprus;

Stewart Reich (6)(7)	100,000	1.32%
18 Dorset Lane,
Bedminister, NJ 07921

Yossi Attia (3)(5)(6)(8)	2,376,043	41.76%
1061 1/2 Spalding Ave.
West Hollywood, CA 90046

Ilan Kenig (6)(8)	50,000	*
7438 Fraser Park Drive
Burnaby, BC Canada V5J 5B9

All Officers and Directors as a	2,526,043	44.40%
Group (6 Persons)

* Less than one percent

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after March 23, 2007. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 23, 2007, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Intentionally left blank.

(3) Pursuant to a Stock Purchase Agreement dated as of January 28, 2005, by and between KPN Telecom B.V. ("KPN Telecom"), a company incorporated under the laws of the Netherlands, and CORCYRA d.o.o., a Croatian company ("CORCYRA"), (the "Purchase Agreement"), KPN Telecom sold to CORCYRA (i) 289,855 shares (the "Initial Shares") of our common stock for US $1,000,000 (the "Initial Closing"), (ii) 434,783 shares (the "Secondary Shares") of our common stock for US $1,500,000 on April 28, 2006 and (iii) 781,006 shares of the Company’s common stock pursuant to the Second Special Closing of our common stock on January 26, 2007. The Initial Closing occurred on February 1, 2005. Pursuant to the Purchase Agreement, CORCYRA also agreed to purchase and, KPN agreed to sell, KPN Telecom's remaining 1,604,405 shares of our common stock (the "Final Shares") on December 1, 2006 (the "Final Closing"); provided, however, that upon 14 days' prior written notice to KPN Telecom, CORCYRA may accelerate the Final Closing to an earlier month-end date as specified in such notice; provided, further, that the Final Closing is subject to the satisfaction or waiver of all of the conditions to closing set forth in the Purchase Agreement. Assuming the final closing occurred on December 1, 2006, the purchase price to be paid by CORCYRA at the final closing shall be equal to $5,801,817 (“Base Price”) plus the product of 1,601,405 multiplied by .35, which in turn is multiplied by the difference of the average closing price for 60 trading days prior to the closing date less $3.45 (the “Additional Payment”). In addition, CORCYRA will be required to pay a premium of $28,560 per month. The Base Price to be paid decreases in the event that Corcyra closes prior to December 1, 2006. KSD Pacific, LLC, a Nevada limited liability company ("KSD") purchased from Moshe Har Adir all of the issued and outstanding shares of capital stock of CORCYRA in exchange for $10,830,377. Yossi Attia, sole officer and director of CORCYRA and sole member of KSD is chief executive officer and a director of the Company. Pursuant to Amendment No. 2 dated as of December 1, 2006, to the Purchase Agreement, CORCYRA and KPN agreed to split the purchase of the remaining 1,601,405 shares of Common Stock into two tranches rather than purchasing all of the remaining stock in one tranche on December 1, 2006. In accordance with the terms of Amendment No. 2 781,006 shares of the Remaining Stock were purchased by CORCYRA from KPN on December 1, 2006 paying $3.85 per share. The balance of the Remaining Stock of 820,399 shares is scheduled to be purchased by CORCYRA from KPN on or before July 2, 2007; provided, however, that CORCYRA may accelerate the closing to an earlier month-end date as specified in such agreement. Accordingly, CORCYRA, and Mr. Attia through his ownership of KSD and CORCYRA, presently owns 1,505,644 shares of common stock and is deemed to own, pursuant to Rule 13d-3(d), promulgated under the Securities Exchange Act of 1934, as amended, the remaining 820,399 shares held by KPN Telecom. Mr. Attia is entitled to additional 111,458 shares of the Company per his employment agreement with the Company.

(4) KPN Telecom B.V. is a subsidiary of Royal KPN N.V.

(5) An officer of the Company.

(6) A director of the Company.

(7) Includes an option to purchase 100,000 shares of common stock at an exercise price of $4.21 per share. 25,000 options vest on April 13, 2004, 25,000 options vest on April 13, 2005, 25,000 options vest on April 13, 2006, while 25,000 options vest on April 13, 2007

(8) Effective March 22, 2005 the Board of Directors granted the two directors, Mr. Attia and Mr. Kenig, 100,000 options each at an exercise price of $3.40 per share under the 2004 Incentive Plan. Each directors options vest in four equal installments of 25,000 shares on September 22, 2005, September 22, 2006, September 22, 2007 and September 22, 2008.

The foregoing table is based upon 5,689,656 shares of common stock outstanding as of March 23, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 3, 2006, ERC entered into an Operating Agreement with D’Vora Attia, an individual (“D’Vora”) in connection with Stanley. Stanley will develop three adjacent single family residences located at 2234 and 2240 Stanley Hills Drive and 2214 N. Merrywood Drive, Los Angeles, California 90046. ERC owns 66.67% of the outstanding interest of the Stanley. D’Vora owns the remaining interest. D’vora Attia, who owned the Stanley Property prior to the purchase by the Stanley, is the sister of Yossi Attia. The structuring of Stanley was negotiated as an arm length transaction and was based on a current appraisal received from an independent third party. Outstanding balance of the purchase price of the Property towards D’Vora was $308,321 as of December 31, 2006.

On December 31, 2006, ERC acquired 100% interest in Verge Living Corporation from a third party, TIHG. Verge had a 33.33% equity investment in AP Holdings with a fair value of $3,000,000. The majority owner and sole director of AP Holdings is Mr. Shalom Atia, who is Yossi Attia’s brother.

In the fourth quarter of 2006, the Company deposited $450,000 with Shalom Atia in connection with a possible co-operation in real estate development in the area of Sitnica - Samobor in Croatia, Europe. The deposit is repayable upon the Company’s first demand.

There are no other relationship among AP Holdings, Shalom Atia and Yossi Attia.

The Company via ERC rented its office premises in Las Vegas from Yossi Attia for a monthly fee of $2,000. The Contract extends for 2 years from June 2006.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page xx of this Form 10-KSB, and are incorporated herein by this reference

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by Deloitte Auditing and Consulting Kft. and affiliates for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2005, respectively, and fees billed for other services rendered.

	2006	2005
Audit Fees (1)	$160,000	$192,000
Audit-Related Fees (2)	$—	$127,000
Tax Fees (3)	$—	$—
All Other Fees (4)	$21,500	$67,200

(1) Audit Fees. The aggregate fees billed by our auditors for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2006 and 2005, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $160,000 and $192,000, respectively.

(2) Audit Related Fees: In 2005, fees for the audit of the 2004 US GAAP financials statements of Navigator (for 8-K filing purposes) were $127,000. In 2006, no such fees were paid.

(3) Tax fees: There were no tax services provided in fiscal year 2006 and 2005.

(4) All Other Fees: The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and “Audit related fees” and for the fiscal years ended December 31, 2006 and 2005 were $21,500 and $67,200. The 2006 and 2005 fees relate to the SB-2 registration statement costs.

(5) During April 2007, the Company was invoiced by the former auditors for $124,661 as a result of over run fees, which exceed the written agreement.

The Company’s Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. All services rendered have been approved by the Audit Committee.

Upon resignation of former auditors, the Company was presented with overrun fees by its former auditors, as well as open balances aggregate to $175,281 for audit works NOT performed in the US. The Company investigates such charges, and demand breakdown of fees from its former auditors which were not produce to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMVELCO CORP.

By	/s/ Yossi Attia
Yossi Attia Chief Executive Officer and Director (Principal Financial Officer) Dated: May 29, 2007

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Yossi Attia Yossi Attia	Chief Executive Officer and Director (Principal Financial Officer)	May 29, 2007

By: /s/ Stewart Reich Stewart Reich	Chairman of the Board and Director	May 29, 2007

By: /s/ Robin Ann Gorelick Robin Ann Gorelick	Secretary, Director	May 29, 2007

By: /s/ Gerald Schaffer Gerald Schaffer	Director	May 29, 2007

By: /s/ Ilan Kenig Ilan Kenig	Director	May 29, 2007

INDEX TO EXHIBITS

EXHIBIT NO.	PAGE NO.	DESCRIPTION

A. Exhibits (numbers below reference Regulation S-B, Item 601)

(2)	Subscription Agreement and Option Agreement with KPN(1)(2)

(3)	(a) Certificate of Incorporation filed November 9, 1992(1)

A. Exhibits (numbers below reference Regulation S-B, Item 601)

(2)	Subscription Agreement and Option Agreement with KPN(1)(2)

(3)	(a) Certificate of Incorporation filed November 9, 1992(1)

(c) Amendment to Certificate of Incorporation filed July 9, 1997(2)

(d) By-laws(2)

(4)	(a) Form of Common Stock Certificate(1)

(b) Form of Underwriters' Warrants to be sold to Underwriters(1)

(c)  Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing(1)

(10)	(a) Shares Purchase Agreement between PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company, and Emvelco Corp., a Delaware corporation (3)

(10)	(b) Guaranty by Emvelco International Corp., a Delaware corporation, in favor of PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company (3)

(10)
(c) Shares Purchase Agreement between Vitonas Investments Limited, a Hungarian corporation, Certus Kft., a Hungarian corporation, Rumed 2000 Kft., a Hungarian corporation and Emvelco International Corp., a Delaware corporation, dated as of February 23, 2004. (4)

(10)	(d) Share Purchase Agreement by and between Emvelco International Corp. and Invitel Tavkozlesi Szolgaltato Rt. (5)

(31)	(a) Certification of the Chief Executive Officer of Emvelco International Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)	(b) Certification of the Chief Accounting Officer of Emvelco International Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	(a) Certification of the Chief Executive Officer of Emvelco International Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)	(b) Certification of the Chief Accounting Officer of Emvelco International Corp., Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	(a) Code of Ethics and Business Conduct of Officers, Directors and Emvelco International Corp.

(1) Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)

(2) Filed with Form 10-QSB for quarter ended June 30, 1998.

(3) Filed as an exhibit to Form 8-K on February 27, 2004.

(4) Filed as an exhibit to Form 8-K on March 9, 2004.

(5) Filed as an exhibit to Form 8-K on December 21, 2005.

(4)	(a) Form of Common Stock Certificate(1)

(e) Form of Underwriters' Warrants to be sold to Underwriters(1)

(f) Placement Agreement between Registrant and J.W. Barclay & Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing(1)

(10)	(a) Shares Purchase Agreement between PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company, and Emvelco Corp., a Delaware corporation (3)

(10)	(b) Guaranty by Emvelco International Corp., a Delaware corporation, in favor of PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company (3)

(10)
(c) Shares Purchase Agreement between Vitonas Investments Limited, a Hungarian corporation, Certus Kft., a Hungarian corporation, Rumed 2000 Kft., a Hungarian corporation and Emvelco International Corp., a Delaware corporation, dated as of February 23, 2004. (4)

(10)	(d) Share Purchase Agreement by and between Emvelco International Corp. and Invitel Tavkozlesi Szolgaltato Rt. (5)

(10)	(e) Investment Agreement, dated as of June 19, 2006, by and between EWEB RE Corp. and AO Bonanza Las Vegas, Inc. (6)

(10)	(f) Sale and Purchase Agreement, dated as of February 16, 2007, by and between Emvelco Corp. and Marivaux Investments Limited (7)

(10)	(g) Stock Transfer and Assignment of Contract Rights Agreement, dated as of May 14, 2007 among Emvelco Corp., Emvelco RE Corp., The International Holdings Group Ltd., and Verge Living Corporation (8)

(31)	(a) Certification of the Chief Executive Officer of Emvelco International Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	(a) Certification of the Chief Executive Officer of Emvelco International Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	(a) Code of Ethics and Business Conduct of Officers, Directors and Emvelco International Corp.

(1) Exhibits are incorporated by reference to Registrant's Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)

(2) Filed with Form 10-QSB for quarter ended June 30, 1998.

(3) Filed as an exhibit to Form 8-K on February 27, 2004.

(4) Filed as an exhibit to Form 8-K on March 9, 2004.

(5) Filed as an exhibit to Form 8-K on December 21, 2005.

(6) Filed as an exhibit to Form 8-K on June 23, 2006

(7) Filed as an exhibit to Form 8-K on February 20, 2007

(8) Filed as an exhibit to Form 8-K on May 16, 2007

EMVELCO CORP.

Consolidated Balance Sheet as of December 31, 2006, and
Consolidated Statements of Operations and Comprehensive Income,
Stockholders’ Equity, and Cash Flows for the
Years ended December 31, 2006 and 2005

EMVELCO CORP.

Consolidated Financial Statements

As of December 31, 2006 and for the Years Ended December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Emvelco Corp.

We have audited the accompanying consolidated balance sheets of Emvelco Corp., and subsidiaries (a Delaware corporation) as of December 31, 2006 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Emvelco Corp., and subsidiaries for the year ended December 31, 2005, were audited by other auditors whose report thereon, dated March 24, 2006, expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emvelco Corp., and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Robison, Hill & Co. Certified Public Accountants

Salt Lake City, Utah
May 25, 2007

Emvelco Corp.
Consolidated Balance Sheet
As of December 31, 2006
Amounts in US dollars

2006
ASSETS
Current assets:
Cash and cash equivalents	$2,852,620
Related party receivable (Note 13)	450,000
Prepaid and other current assets	146,863
Total current assets of continuing operations	3,449,483
Total assets of discontinued operations (Note 8)	6,859,183
Total current assets	10,308,666

Restricted cash - certificate of deposit (Note 3)	8,093,820
Loan to Emvelco Re Corp (Note 5)	11,738,940
Investment in affiliates, at cost	50,000
Investment in affiliates, at equity (Note 4)	500,000

Total assets	$30,691,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Other current liabilities	253,294
Accrued expenses	762,083
Total current liabilities of continuing operations	1,015,377
Total liabilities of discontinued operations (Note 8)	2,824,992
Total current liabilities	3,840,369

Bank loan (Note 6)	3,000,000
Total liabilities	6,840,369

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, $.001 par value - Authorized 35,000,000 shares;
5,889,074 shares issued of which 5,412,270 shares are outstanding	24,877
Additional paid-in capital	52,205,365
Accumulated deficit	(27,389,840)
Accumulated other comprehensive income	5,539
Treasury stock - 476,804 common shares, at cost	(994,884)
Total stockholders' equity	23,851,057

Total liabilities and stockholders' equity	$30,691,426

See accompanying notes to consolidated financial statements.

Emvelco Corp.
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2006 and 2005
Amounts in US dollars

	2006	2005

Revenues - rental income	$22,594	$-

Cost of revenues	-	-

Operating expenses

Compensation and related costs	583,773	559,839
Severance to officer	750,000	-
Consulting, professional and directors fees	2,106,316	1,010,654
Other selling, general and administrative expenses	921,004	302,973
Depreciation and amortization	13,516	-
Total operating expenses	4,374,609	1,873,466

Operating loss	(4,352,015)	(1,873,466)

Interest income	635,099	-
Interest expense	(59,934)	-
Gain on issuance of subsidiary stock (Note 4)	1,497,565	-
Other income	-	170,000

Loss from continuing operations before income taxes	(2,279,285)	(1,703,466)

Income tax expense	-	-

Loss from continuing operations	(2,279,285)	(1,703,466)

Income from discontinued operations, net of tax (Note 8)	9,191,876	3,383,761

Net income	6,912,591	1,680,295

Other comprehensive loss	(94,142)	(8,585)

Comprehensive income	$6,818,449	$1,671,710

Loss per share from continuing operations, basic and diluted	(0.40)	(0.31)
Income per share from discontinued operations, basic and diluted	1.61	0.62
Net income per share, basic and diluted	1.21	0.31

Weighted average number of shares outstanding, basic and diluted	5,715,543	5,445,363

See accompanying notes to consolidated financial statements.

EMVELCO CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006 and 2005
Amounts in US dollars

	Common Stock		Additional		Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Stockholders' Equity
Balances, January 1, 2005	5,342,533	$24,807	$50,780,084	$(35,982,726)	$108,266	$(1,115,412)	$13,815,019
Foreign currency translation loss	-	-	-	-	(8,585)	-	(8,585)
Compensation charge on share options and warrants issued to consultants	-	-	192,294				192,294
Issuance of shares (Navigator acquisition)	441,566	441	1,681,693	-	-	-	1,682,134
Cancellation of treasury stock	-	-	(1,115,412)	-	-	1,115,412	-
Net income for the year	-	-	-	1,680,295	-	-	1,680,295
Balances, December 31, 2005	5,784,099	$25,248	$51,538,659	$(34,302,431)	$99,681	-	$17,361,157
Foreign currency translation loss	-	-	-	-	(94,142)	-	(94,142)
Compensation charge on share options and warrants issued to employees, directors and consultants	-	-	341,206				341,206
Issuance of shares to the President	104,975	105	325,500	-	-	-	325,605
Treasury stock	(476,804)	(476)	-	-	-	(994,884)	(995,360)
Net income for the year	-	-	-	6,912,591	-	-	6,912,591
Balances, December 31, 2006	5,412,270	$24,877	$52,205,365	$(27,389,840)	$5,539	$(994,884)	$23,851,057

See accompanying notes to consolidated financial statements.

Emvelco Corp.
Consolidated Statements of Cash Flows
Year Ended December 31, 2006 and 2005
Amounts in US dollars

	2006	2005

Net income	$6,912,591	$1,680,295
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	13,516	-
Share-based compensation expense	341,206	192,294
Realized gain on sale of subsidiaries	(15,644,296)	(1,733,470)
Investment into affiliate, equity	997,565	-
Gain on issuance of subsidiary stock	(1,497,565)	-

Changes in operating assets and liabilities, net of effects of acquisitions:
Prepaid and other assets	(59,529)	12,666
Related party receivable	(450,000)	-
Accounts payable, other current liabilities and accrued expenses	(346,473)	774,636
Cash provided by discontinued operations	6,935,364	3,181,134
Net cash (used in)/provided by operating activities	(2,797,621)	4,107,555

Cash flows from investing activities:
Investment in certificate of deposit (restricted cash)	(8,000,000)	-
Proceeds from sale of Euroweb Slovakia	-	2,700,000
Proceeds from sale of Euroweb Hungary and Euroweb Romania, net of cash	21,838,138	-
Investment in affiliates, at cost	(50,000)	-
Acquisition of 100% of Navigator, net of cash acquired	-	(9,008,638)
Loan provided to Emvelco Re Corp	(11,275,094)	-
Capital expenditures in discontinued operations	(374,380)	(2,581,834)
Net cash provided by/(used in) investing activities	2,138,664	(8,890,472)

Cash flows from financing activities:

Payments to acquire treasury stock	(995,360)	-
Proceeds from loans	3,000,000	-
Financing activities from discontinued operations	(53,925)	3,964,227
Net cash provided by financing activities	1,950,715	3,964,227

Net increase (decrease) in cash and cash equivalents	1,291,758	(818,690)
Cash and cash equivalents, beginning of year	1,560,862	2,379,552
Cash and cash equivalents, end of year	$2,852,620	$1,560,862

Supplemental disclosure:
Cash paid for interest	$146,618	-
Cash paid for income taxes	-	-

Summary of non-cash transactions
Shares issued as consideration in acquisition of Navigator	-	$1,682,134
Shares issued to the President of the Company	$325,605	-

See accompanying notes to consolidated financial statements.

Emvelco Corp.
Notes to Consolidated Financial Statements

1. Organization and Business

Emvelco Corp. (“Emvelco”), formerly known as Euroweb International Corp., is a Delaware Corporation, which was incorporated on November 9, 1992. Emvelco and its consolidated subsidiaries are collectively referred to herein as the “Company”. The Company's authorized capital stock consists of 35,000,000 shares with a par value of $0.001 per share. As of December 31, 2006, 5,889,074 shares are issued and 5,412,270 shares are outstanding.

The Company is a holding company and it invests in the real estate development, financing and investments business through Emvelco RE Corp. (“ERC”) and its subsidiaries in the United States of America (“US”). The Company commenced operations in the investment real estate industry through the acquisition of an empty, non-operational, wholly-owned subsidiary, ERC, which was acquired in June 2006. Primary activity of ERC includes investment, development and subsequent sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies, directly or via majority or minority owned affiliates. The Company also has an investment in Micrologic, Inc., a software development company. The Company’s headquarters are located in West Hollywood, California.

On April 15, 2005, the Company disposed of Euroweb Slovakia a.s. ("Euroweb Slovakia") for cash in the amount of $2,700,000 and, as a result, has ceased operations in Slovakia. For the year ended December 31, 2005, the operations of Euroweb Slovakia have been presented as discontinued operations in the Company’s consolidated financial statements (see Note 8).

On December 15, 2005, the Board of Directors decided to sell 100% of Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 19, 2005, the Company entered into a share purchase agreement to sell 100% of the Company’s interest in Euroweb Hungary and Euroweb Romania. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006. For the years ended December 31, 2006 and 2005, the Euroweb Hungary and Euroweb Romania operations have been presented as discontinued operations in the Company’s consolidated financial statements (see Note 8).

In September 2006, ERC formed Lorraine Properties, LLC (“Lorraine”), a Nevada limited liability company. In October 2006, ERC has acquired majority ownership in non-operational asset holding companies as follows: 66.67% of Stanley Hills LLC (“Stanley”), a Nevada limited liability company and 51% of AR 846 Huntley (“Huntley”), LLC, a California limited liability company,

Emvelco and its wholly-owned subsidiary ERC entered into an Agreement and Plan of Exchange (“Exchange Agreement”) dated December 31, 2006 with Verge Living Corporation (“Verge”), a Nevada corporation, and Verge’s sole shareholder, The International Holdings Group Ltd. (“TIHG”) a corporation formed and registered in the Marshall Islands, controlled by a third party. The Exchange Agreement closed on December 31, 2006. Pursuant to the Exchange Agreement, ERC issued shares to TIHG in exchange for 100% of the outstanding securities of Verge Living Corporation (“Verge”). Subsequent to the exchange, Emvelco ownership in ERC was diluted to 43.33%, while TIHG owned the remaining 56.67%. Verge became a wholly-owned subsidiary of ERC (see Note 7). ERC directly owns 33.33% of AP Holdings Limited (“AP Holdings”), a Jersey Island non operating holding Company. AP Holdings owns 100% of Atia project d.o.o, a Croatian Company (“Atia project”), a real estate development company.

As a result of the Exchange Agreement, as well as the operation of ERC throughout the year, the Company’s ownership structure at December 31, 2006 was as follows:

•	Emvelco owns 43.33% of ERC, and 25.1% of Micrologic, Inc. (“Micrologic, Inc”) a software development company incorporated in Nevada.

Emvelco Corp.
Notes to Consolidated Financial Statements

•	ERC owns real estate development via non-operational asset companies as follows:

•	100% of Verge

•	100% of Lorraine

•	66.67% of Stanley

•	51% of AR Huntley

•	33.33% of AP Holdings

•	AP Holdings owns 100% of Atia project.

On February 16, 2007, the Company entered into a Sale and Purchase Agreement (the “Agreement”) to sell a 100% of Navigator Informatika Rt. (“Navigator”), a wholly-owned subsidiary of the Company. For the years ended December 31, 2006 and 2005, the operations of Navigator have been presented as discontinued operations in the Company’s consolidated financial statements (see Note 8).

In 2006, the Navigator assets were examined for impairment and the net assets of Navigator were written down to fair value of $4,034,191. The resulting impairment charge was $5,598,438, which is presented in the financial statements in the income from discontinued operations in 2006. (see Note 8)

On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the "Agreement") with ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. Pursuant to the Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the "Shares") in ERC to TIHG to submit to ERC for cancellation and return to Treasury (see Note 15).

2. Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of Emvelco, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation.

The consolidated financial statements include the accounts of Emvelco and the subsidiaries it controls. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity. For the period from June 14, 2006 to December 30, 2006, ERC was a wholly owned subsidiary of Emvelco and the results of operations are presented in the consolidating financial statements. As of December 31, 2006, after the exchange with TIGH, there are no controlled subsidiaries of Emvelco. The Company’s interest in entities for which it owns, ranging from 25.1% to and 43.33%, are not controlled by the Company. These interests are accounted for using the equity method for ERC and its subsidiaries and for Micrologic, Inc.,

Emvelco Corp.
Notes to Consolidated Financial Statements

Variable Interest Entities

Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company is required to consolidate variable interest entities (“VIE's”), where it is the entity’s primary beneficiary. VIE's are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.

Based on the Company’s analysis at the date of acquisition, as well as all other reconsideration events as defined under FIN 46R, management determined that despite the various ownership interests, Emvelco was not the primary beneficiary of ERC and all of its subsidiaries, including Lorraine, Stanley, AP Holdings, and Huntley. Therefore, Emvelco does not consolidate ERC as of December 31, 2006. The primary beneficiary of ERC is TIGH, an unrelated company, which owns 56.67% of ERC, and will therefore consolidate ERC.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value of financial instruments

The carrying values of cash equivalents, notes and loans receivable, accounts payable, loans payable and accrued expenses approximate fair values.

Revenue recognition

The Company applies the provisions of Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin ("SAB") No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is probable and all other significant obligations have been fulfilled.

Revenues from rent income are recognized on a straight-line basis over the term of the lease. Rent income received prior to the due date is deferred.

Revenues from property sales are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when Emvelco has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when Emvelco has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, Emvelco’ assessment of the buyer’s credit standing and Emvelco’ assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor their obligation to it.

Emvelco Corp.
Notes to Consolidated Financial Statements

Revenue from fixed price contracts is recognized on the percentage of   completion   method.   The   percentage of completion method is also used for condominium projects in which the Company is a real estate developer and all units have been sold prior to the completion of the preliminary stage and at least 25% of the project has been carried out. Percentage of completion is measured by the percentage of costs incurred to balance sheet date to estimated total costs.  Selling,   general, and administrative costs are charged to expense as incurred.  Profit incentives are included in revenues, when their realization is reasonably assured. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are first determined, in the amount of the estimated loss of the full contract. Differences between estimates and actual costs and revenues are recognized in the year in which such differences are determined. The provision for warranties is provided at certain percentage of revenues, based on the preliminary calculations and best estimates of the Company's management.

The Company is currently under the initial phase as investor in real estate development and, therefore, no revenue has been recognized from sale of real estate; however, the Company did realize revenues related to rental income.

Cost of revenues

Cost of revenues includes the cost of real estate sold and rented as well as costs directly attributable to the properties sold such as marketing, selling and depreciation. For the years ended December 31, 2006 and 2005, there were no costs of revenues related to the rental income recorded.

Real estate

Real estate held for development is stated at the lower of cost or market. All direct and indirect costs relating to the Company's development project are capitalized in accordance with SFAS No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects". Such standard requires costs associated with the acquisition, development and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these costs is predicated on the ability of the Company to successfully complete and subsequently sell or rent the property.

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

Foreign currency translation

The Company considers the United States Dollar (“US Dollar” or "$") to be the functional currency of Emvelco and its subsidiaries, with the exception of Navigator (presented as a discontinued operation) which has the Hungarian Forint as its functional currency. The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars.

Emvelco Corp.
Notes to Consolidated Financial Statements

For non-US subsidiaries that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at year-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the year. Translation adjustments are recorded in “Accumulated other comprehensive income” within stockholders’ equity.

Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

Cash and cash equivalents

Cash and cash equivalents include cash at bank and money market funds with maturities of three months or less at the date of acquisition by the Company.

Marketable securities

The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). In accordance with Emerging Issues Task Force (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment” (“EITF 03-01”), the Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions.

Other than those classified within discontinued operations (see Note 7), the Company did not have any marketable securities within continuing operations for the years ended December 31, 2006 and 2005.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation of property and equipment using the straight-line method over the following estimated useful lives:

Software	3 years
Computer equipment	3-5 years
Other furniture equipment and fixtures	5-7 years

The Company’s policy is to evaluate the appropriateness of the carrying value of long-lived assets. If such evaluation were to indicate an impairment of assets, such impairment would be recognized by a write-down of the applicable assets to the fair value. Based on the evaluation, no impairment was indicated in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”).

Equipment purchased under capital leases is stated at the lower of fair value and the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of leased equipment using the straight-line method over the shorter of estimated useful life and the lease term. During the years ended December 31, 2006 and 2005, the Company did not enter into any capital leases.

Emvelco Corp.
Notes to Consolidated Financial Statements

Recurring maintenance on property and equipment is expensed as incurred.

Any gain or loss on retirements and disposals is included in the results of operations in the period of the retirement or disposal. No retirements and disposals occurred for the years ended December 31, 2006 and 2005 for the Company’s continuing operations.

Goodwill and intangible assets

Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of identifiable net assets acquired at the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based on discounted future cash flows. There was no goodwill related to the Company’s continuing operations for the years ended December 31 2006 and 2005, respectively - other than Navigator which was presented as discontinued operation, (see Note 8)

Intangible assets that have finite useful lives, whether or not acquired in a business combination, are amortized over their estimated useful lives, and also reviewed for impairment in accordance with SFAS 144. There were no intangible assets related to the Company’s continuing operations for the years ended December 31, 2006 and 2005, respectively.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the effect of dilutive potential common shares issuable upon exercise of stock options and warrants. There were no dilutive options and warrants for the year ended 2006 and 2005. Stock options and warrants convertible into 690,125 and 779,067 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the periods.

Comprehensive income

Comprehensive income includes all changes in equity except those resulting from investments by and distributions to owners.

Business segment reporting

The Company manages its continuing operations on a geographic basis, and accordingly had concluded that it has one operating segment, the US.

Emvelco Corp.
Notes to Consolidated Financial Statements

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. Additionally, if an award of an equity instrument involves a performance condition, the related compensation cost is recognized only if it is probable that the performance condition will be achieved.

Prior to the adoption of SFAS 123R , the Company accounted for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and chose to adopt the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). Under APB 25, the Company did not recognize expense related to employee stock options because the exercise price of such options was equal to the quoted market price of the underlying stock at the grant date.

The Company adopted SFAS 123R using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under this method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and amortized on an straight-line basis over the requisite service period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the requisite service period. Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss from continuing operations before income taxes and loss from continuing operations are $270,695 higher and net income is $270,695 lower than if it continued to account for share-based compensation under APB 25. Basic and diluted earnings per share are $0.05 lower than if the Company continued to account for share-based compensation under APB 25.  The adoption of SFAS 123R had no impact on cash flows.

Emvelco Corp.
Notes to Consolidated Financial Statements

See Note 12 for a further discussion on stock-based compensation plans.

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with SEC guidance provided in the SAB 107, using a “simplified” method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options.

The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the year ended December 31, 2005.

Year Ended December 31, 2005
Expected volatility	88%
Expected dividends	-
Expected term (in years)	6
Risk-free rate	4%

The Company did not grant any share-based payments during the year ended December 31, 2006.

As noted above, the Company used the modified prospective method at the date of adoption and therefore results for the year ended December 31, 2005 have not been restated. Had compensation expense for share-based payments granted to employees been determined based on fair value at the grant date consistent with SFAS 123, net income and earnings per share for the year ended December 31, 2005 would have been the pro forma amounts indicated below:

Twelve months ended	December 31, 2005

Net income:
Net income, as reported	$1,680,295
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax effects	(842,572)
Pro forma net income	837,723

Basic and diluted earnings per share:

As reported, basic	$0.31
Pro forma, basic	$0.15

As reported, diluted	$0.31
Pro forma, diluted	$0.15

Emvelco Corp.
Notes to Consolidated Financial Statements

The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the year ended December 31, 2006:

Categories of cost and expenses	Year ended December 31, 2006

Compensation and related costs	$21,241
Consulting, professional and directors fees	249,454
Total stock-based compensation expense	$270,695

In addition to stock-based compensation expense for employees and directors, the Company recognized compensation expense of $70,511 (2005: $ 192,294) related to options and warrants granted to consultants.

Recently Issued But Not Yet Adopted Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of SFAS No. 109, “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by the Company on January 1, 2007. The Company is currently assessing the impact of the adoption of FIN 48.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in fiscal 2007. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company on July 1, 2008. The Company is currently assessing the impact of the adoption of this Statement.

Emvelco Corp.
Notes to Consolidated Financial Statements

In December 2006, the FASB issued Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. The guidance is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company does not plan to early adopt the provisions of this FSP. Management is currently evaluating the impact of adopting this Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

3. Line of Credit and Restricted Cash

On August 28, 2006, the Company entered into a $4,000,000 Revolving Line of Credit (“line of credit”) with a commercial bank. As security for this credit facility, the Company deposited $4,000,000 into a certificate of deposit (“CD”) as collateral for a two year period. The CD earns interest at a rate of 5.25% annually, and any interest earned on the CD is restricted from withdrawal and must remain in the account for the entire term. The interest rate on the line of credit is 6% annually.

On November 21, 2006, the Company deposited an additional $4,000,000 into another CD with the same restrictions on withdrawal. This CD matures on November 21, 2008 and the deposit bears an interest rate of 5.12% annually.

The outstanding balance on the line of credit was $3,000,000 as of December 31, 2006 - see Note 6.

4. Investment in Affiliates, at equity

Investment in ERC

The Company's consolidated statement of operations for the years ended December 31, 2006 include ERC’s revenues and cost for the period June 14, 2006 to December 31, 2006, when the Company's owned 100% of ERC as follows:

2006

Revenues	$22,594
Net loss	$(997,665)

Emvelco Corp.
Notes to Consolidated Financial Statements

On December 31, 2006, Emvelco and TIGH entered into an exchange agreement whereby ERC issued 1,308 shares of stock, which represents 57% equity interest, to TIGH in exchange for 100% of the securities of Verge. After the exchange, Emvelco owns 43% of ERC, TIGH owns 57% of ERC, and Verge is a 100% subsidiary of ERC. In accordance with SAB 51 and SAB 84, Accounting for Sales of Stock by a Subsidiary, Emvelco realized a gain on the exchange transaction for $1,497,565. This gain resulted in the carrying value of the Emvelco’s investment in ERC for $500,000, which is the amount Emvelco realized when it sold its remaining interest to TIGH on May 14, 2007, see Subsequent Events (Note 15)

The carrying value of the net investment in affiliate was accounted as follows:

Investment by Emvelco:	$100
Result of operation until December 31, 2006	(997,665)
Gain from issuance of subsidiary stock	1,497,565
Total	$500,000

The following information is a summary of selected items from ERC.'s consolidated balance sheet as at December 31, 2006 (in thousands):

Total current assets	$581
Land, building, and equipment	18,195
Investment in AP Holdings	3,000
Total current liabilities	(1,945)
Loan payable to Emvelco	(11,739)
Loans payable to banks	(4,988)

Investment in Micrologic, Inc.

Investment in affiliates consists of equity investments in which the Company has no influence on operations, rather are held for future dividends and profit sharing. At December 31, 2006, the investment in affiliates was as follows:

Name	Interest in %	Investment

Micrologic, Inc	25.10%	$50,000
Total		$50,000

Emvelco Corp.
Notes to Consolidated Financial Statements

On October 11, 2006, the Company committed itself in the financing of Micrologic, Inc. (“Micrologic”), a Nevada corporation, engaged in the design and production of Electronic Design Automation (“EDA”) applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBoxTM tools suite, which is a smart platform designed to accelerate IC's design time and shrink time to market factor. The agreement provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. The Company owns 25.10% of Micrologic; however such equity positions might be revised contingent upon the exercise of the warrants. As of December 31, 2006, $50,000 was transferred as part of this commitment, and no warrants were issued. The Company has currently no influence neither sits on the board or management over the operation of Micrologic. As of December 31, 2006, Mirologic has no material income or loss, therefore the $50,000 contributed approximates the value of Emvelco’s interest using the equity method.

5. Loans to Affiliate - Emvelco RE Corp

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bear interest at an annual rate of 12% and the line of credit has a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development.

At December 31, 2006, the outstanding loan balances were as follows:

Capital of loans provided:	$11,275,094
Accrued interest on loan	463,846
Total	$11,738,940

6. Bank Loans

The Company’s real estate investment operations require substantial up-front expenditures for land development contracts and construction. Accordingly, the Company requires a substantial amount of cash on hand, as well as funds accessible through lines of credit with banks or third parties, to conduct its business.  The Company has financed its working capital needs on a project-by-project basis, primarily with loans from banks and debt via the All Inclusive Trust Deed Agreement (AITDA), and with the existing cash of the Company.

At December 31, 2006, the outstanding loan balances were as follows:

Project name	Bank name/financial institution	Principal Amount	Annual Interest Rate	Expiration

General financing (line of credit)	EastWestBank	$3,000,000	5.87%	2008
Total principal amounts of loans		$3,000,000
Less current portion		-
Long term portion of loans		$3,000,000

Emvelco Corp.
Notes to Consolidated Financial Statements

The Company’s debt repayment schedule, excluding interest, as of December 31, 2006 is as follows:

2007	2008	2009	2010	2011	Thereafter
$0	$3,000,000	$0	$0	$0	$0

7. Acquisition

On December 31, 2006, the Company and its subsidiary ERC entered into an Exchange Agreement with Verge and its sole shareholder, TIHG. Pursuant to the Exchange Agreement, ERC issued shares to TIHG in exchange for 100% of the outstanding securities of Verge. Subsequent to the Exchange Agreement, Emvelco’s ownership in ERC was diluted to 43.33%, while THIG owned the remaining 56.67%. Verge became a wholly-owned subsidiary of ERC as a result of the transaction.

In accordance with FAS141, Business Combinations, the transaction was valued based on the fair value of Verge, the acquired company, which was supported by appraisal.

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of Verge at the date of acquisition of December 31, 2006:

Cash	$30,614
Prepaid and other current assets	255,822
Fixed assets	32,538
Land development investments	2,999,385
Vacant Land for Development	10,500,000
Total assets acquired	13,818,359

Accounts payable and other liabilities	(456,936)
Deferred tax liabilities	(806,040)
Loan payable to ERC (Including Interest)	(5,459,104)

Net assets acquired	$7,096,279

The vacant land was originally purchased by Verge in 2005, when it was a wholly owned subsidiary of TIGH, and cost Verge $2,800,000. Verge invested approximately $3,000,000 in additional expenses, which were incurred to obtain the proper planning for condominium development through December 30, 2006. In November 2006, Verge had a valuation of the vacant property by an independent third party appraisal company. The vacant land with the proper zoning was appraised at $10,500,000. At December 31, 2006, when business combination was effected, the fair value, $10,500,000, of the vacant land was recorded in the consolidated financial statements of ERC in accordance with FAS141, Business Combinations, to adjust the land value accordingly.

Emvelco Corp.
Notes to Consolidated Financial Statements

8. Dispositions

Completed sale of Euroweb Slovakia

On April 15, 2005, the Company sold Euroweb Slovakia for $2,700,000 in cash, resulting in a gain of $1,701,200.

Completed sale of Euroweb Hungary and Euroweb Romania

On December 15, 2005, the Board of Directors of the Company decided to sell its wholly-owned subsidiaries Euroweb Hungary and Euroweb Romania. On December 19, 2005, the Company entered into a share purchase agreement with Invitel Tavkozlesi Szolgaltato Rt., a Hungarian joint stock company, to sell Euroweb Hungary and Euroweb Romania, subject to various conditions including, but not limited to, shareholders’ approval. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006 upon the Company’s receipt of the first part of the purchase price in the amount of $29,400,000. The remaining part of the purchase price of $613,474 was fully paid in two installments: $232,536 in June 2006 and $380,938 in the beginning of July 2006. The purchase price was partly utilized for the repayment of $6,044,870 Commerzbank loan in order to ensure debt free status of the subsidiaries, and partly for settlement of $2,130,466 of transaction costs.

Completed sale of Navigator

On February 16, 2007, the Company entered into a Sale and Purchase Agreement (the “Agreement”) with Marivaux Investments Limited (“MIL”) and Fleminghouse Investments Limited (“FIL” and collectively with MIL, the “Buyers”). Pursuant to the Agreement, the Company sold 100% of the Company’s interest in Navigator (a wholly-owned subsidiary of the Company) for $4,034,191 consisting of $3,200,000 in cash and 622,531 shares of the Company’s common stock, excluding estimated transaction costs, success fees and a guarantee provision of approximately $124,000. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company intends to cancel the Emvelco common stock acquired during the disposition.

The sale of Euroweb Slovakia, Euroweb Hungary, Euroweb Romania, and Navigator all met the criteria for presentation as a discontinued operation under the provisions of SFAS 144, and therefore amounts relating to Euroweb Slovakia, Euroweb Hungary, Euroweb Romania and Navigator have been reclassified as discontinued operations for all periods presented.

The following table provides a detail of the results of discontinued operations per component for the years ended December 31, 2006 and 2005, as follows:

	2006	2005
Loss from discontinued Navigator operations	$(853,982)	$(314,700)
Impairment of Navigator assets	(5,598,438)	-
Income from discontinued Euroweb Slovakia operations, net of gain on sale of $1,701,200 and tax of $0	-	1,733,470
Gain on sale of Euroweb Hungary and Euroweb Romania, net of tax of $0	15,975,778	-
(Loss)/income from discontinued Euroweb Hungary operations, net of tax of $0 and $0 respectively	(928,122)	637,256
Income from discontinued Euroweb Romania operations, net of tax of $0 and $0 respectively	596,640	1,327,735
Income from discontinued operations, net of tax	$9,191,876	$3,383,761

Emvelco Corp.
Notes to Consolidated Financial Statements

The following information is a summary of the major classes of assets and liabilities from Navigator’s consolidated balance sheet as at December 31, 2006:

Description	2006
Cash and cash equivalents	$43,769
Trade account receivable, net	1,386,358
Prepaid, unbilled receivable and other current assets	135,086
Customer contracts	1,742,341
Goodwill	2,482,540
Property and equipment, net	1,069,089
Total assets of discontinued operations	6,859,183

Trade account payable	(997,745)
Other current liabilities, deferred revenue, and accrued expenses	(486,546)
Deferred tax liability	(209,061)
Short term and long term bank loans and overdrafts	(1,131,640)
Total liabilities of discontinued operations	(2,824,992)

Net assets of discontinued operations	$4,034,191

9. Income taxes

The net income before income taxes by tax jurisdiction for the years ended December 31, 2006 and 2005 was as follows:

	2006	2005
Net income before income taxes:
Domestic	$6,912,591	$1,680,295
Foreign	-	-
Total	$6,912,591	$1,680,295

Emvelco Corp.
Notes to Consolidated Financial Statements

The provision for income taxes from continuing operations reflected in the consolidated statements of operations is zero; as such, there are no separate components.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss from continuing operations before income taxes. The sources and tax effects of the differences for the years ended December 31, 2006 and 2005 is summarized as follows:

	2006		2005
	Amount	%	Amount	%
Computed expected tax
Expense/(Benefit)	$2,419,407	35.00	$588,103	35.00

Change in Valuation Allowance	(2,419,407)	(35.00)	(588,103)	(35.00)
Total expense/(benefit)	$0	0%	$0	0%

For U.S. Federal income tax purposes, the Company had unused net operating loss carryforwards at December 31, 2005 of approximately $12.8 million available to offset future taxable income. From the $12.8 million of losses, $1.2 million expire in various years from 2008-2010, $1.6 million expires in 2011, and the remaining $10 million expire in various years from 2016 through 2025. In addition, the Company has a capital loss carryover for US income tax purposes of approximately $5.4 million. $2.1 million of the loss is from 2004 and will expire after 2009. The remainder of the capital loss, $3.3 million, will expire after 2010.

In May 2006, the Company sold Euroweb Hungary and Euroweb Romania, which resulted in the utilization of approximately $10M of the capital loss carryforwards and net operating loss carryforwards. As further discussed in Note 8, the results of operations of Euroweb Hungary and Euroweb Romania are presented as discontinued operations in the consolidated statements of operations.

The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss and capital loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes the Company experienced an “ownership change” in the second half of 2006, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss, although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

The Company recorded a full valuation allowance against the net deferred tax assets. In assessing deferred tax assets, management considers whether it is more likely than some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and tax loss carryforwards become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefit of these deductible differences, net of existing valuation allowances at December 31, 2006.

Emvelco Corp.
Notes to Consolidated Financial Statements

Undistributed earnings of the Company’s indirect investment into foreign subsidiaries are currently not material. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income tax has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

10. Stockholders’ Equity

In connection with the acquisition of Navigator, the Company issued 441,566 shares of common stock during 2005.

The Company entered into a two-year employment agreement with Moshe Schnapp as President and Director of the Company beginning on April 15, 2005, which provided for annual compensation in the amount of $250,000 to be paid in the form of the Company shares of common stock. The number of shares to be received by Mr. Schnapp was calculated based on the average closing price 10 days prior to the commencement of each employment year. On August 14, 2006, Moshe Schnapp resigned as President of the Company. In January 2006, the Company issued 58,968 shares of common stock out of the total 82,781 covering the service period from April 15, 2005 to December 31, 2005. In July 2006, the Company issued the remaining 46,007 shares of common stock for services from January 1, 2006 through July 31, 2006. Mr. Schnapp waived his rights to any further compensation.

Effective August 14, 2006, the Company entered into a two-year employment agreement with Yossi Attia as the Chief Executive Officer of the Company, which provided for annual compensation in the amount of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia was calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia will receive 111,458 Emvelco shares of common stock for his first year service. No shares have been issued in connection with his services in 2006.

Through its share repurchase program, the Company acquired 476,804 shares of its common stock at a cost of $995,360 as of December 31, 2006 (see Note 14).

There were no options or warrants exercised in the years ended December 31, 2006 and 2005, respectively.

Pursuant to the Sale Agreement of Navigator, the Company got on closing (2/16/2007) 622,531 shares of the Company’s common stock as partial consideration. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company intends to cancel the Emvelco common stock acquired during the disposition in the amount of $834,192.

Emvelco Corp.
Notes to Consolidated Financial Statements

11. Commitments and Contingencies

(a) Employment Agreements

The Company entered into a six-year agreement with its Chief Executive Officer, Csaba Törő, on October 18, 1999, which commenced January 1, 2000, and provided for annual compensation in the amount of $96,000. The agreement was amended in 2004 and 2005. The amended agreement provides for an annual salary of $200,000 and a bonus of up to $150,000 in 2006, 2007 and 2008, as well as an annual car allowance of $30,000 for the same periods.

On May 24, 2006, the Company entered into a Severance Agreement with Mr. Toro. In consideration for Mr. Toro agreeing to relinquish and release all rights and claims under the employment agreement, including the payment of his annual salary, the Company agreed to pay Mr. Toro a one-time settlement fee of $750,000. Mr. Toro submitted his resignation as Chief Executive Officer and Director of the Company effective June 1, 2006. The severance was paid in full in May 2006.

The Company entered into a two-year employment agreement with Moshe Schnapp as President and Director of the Company, which commenced on April 15, 2005 and provided for annual compensation in the amount of of $250,000 to be paid in the form of the Company’s shares of common stock. The number of shares to be received by Mr. Schnapp was calculated based on the average closing price 10 days prior to the commencement of each employment year. At April 14, 2006, Mr. Schnapp received 82,781 Emvelco shares of common stock of which 58,968 were issued in January 2006. In July 2006, the Company issued the remaining 46,007 shares of common stock for services from January 1, 2006 through July 30, 2006. Mr. Schnapp resigned as President and Director in August 2006. Mr. Schnapp waived his rights to any further compensation, and commited to assist the Company until it will file the financials of 2006.

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President of ERC which commenced on July 1, 2006 and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. At December 31, 2006, the car allowance expense amounted to $19,220. Mr. Attia is also entitled to a special bonus equal to 10% of the earnings before income tax, depreciation and amortization (“EBITDA”) of ERC, which such bonus is payable in shares of common stock of the Company; provided, however, the special bonus is only payable in the event that Mr. Attia remains continuously employed by ERC, and Mr. Attia shall not have sold shares of common stock of the Company on or before the payment date of the special bonus, unless such shares were received in connection with the exercise of an option that was scheduled to expire within one year of the date of exercise.

In addition, on August 14, 2006, the Company amended the agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia will receive 111,458 Emvelco shares of common stock for his first year service. Mr. Attia also agreed to not directly or indirectly compete with the business of the Company or Emvelco RE during his employment and for a period of two years following termination of employment. No shares were issued to Mr. Attia in 2006.

Emvelco Corp.
Notes to Consolidated Financial Statements

(b) Lease Agreements

In 2006, the Company, through ERC, entered into various agreements for office space. The rent expense related to such leases was $13,200 and $0 in 2006 and 2005, respectively.

Future minimum payments of obligations under operating leases at December 31, 2006 are as follows:

2007	2008	2009	2010	2011	Thereafter
$26,400	$26,400	$26,400	$13,200	$-	$92,400

(c) Legal Proceedings

Except as set forth below, there are no known significant legal procedures that have been filed and are outstanding against the Company.

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings other than detailed below that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

On April 26, 2006, a lawsuit was filed in the Delaware Court of Chancery (the "Court") by a stockholder of the Company against the Company, each of the Company's Directors and CORCYRA d.o.o., a stockholder of the Company that beneficially owned 39.81% of the Company's outstanding common stock at the date of the lawsuit. The Complaint is entitled Laurence Paskowitz v. Csaba Toro et al., C.A. No. 2110-N and was brought individually, and as a class action on behalf of certain of the Company's common stockholders, excluding defendants and their affiliates. The plaintiff alleged that the proposed sale of 100% of the Company's interest in the Company's two Internet and telecom related operating subsidiaries (the "Subsidiaries") constitutes a sale of substantially all of the Company's assets and required approval by a majority of the voting power of the Company's outstanding common stock under Section 271 of the Delaware General Corporation Law. The plaintiff also alleged the defendants breached their fiduciary duties in connection with the sale of the Subsidiaries, as well as the disclosures contained in the proxy statement filed on April 24, 2006. The plaintiff applied for a temporary restraining order seeking to enjoin the special meeting on May 15, 2006.

The Company denies any and all allegations of wrongdoing; however, in the interests of conserving resources, on April 28, 2006, the parties to the litigation entered into a Memorandum of Understanding (“MOU”) providing for, subject to confirmatory discovery by plaintiff, the negotiation of a formal stipulation of a settlement of the litigation. Pursuant to the MOU, the Board of Directors of the Company agreed to: (i) increase the vote required to approve the sale of 100% of the Company's interest in the Subsidiaries, (ii) revise the disclosure within the Proxy Statement to eliminate the bonus of up to US $400,000, which the Compensation Committee of the Company had the option to pay to select members of management, as the Board of Directors had previously elected to terminate the ability to pay such bonus and (iii) provide supplemental disclosure as contained in the Supplemental Proxy Statement to be mailed to stockholders and filed with the SEC on May 3, 2006.

Emvelco Corp.
Notes to Consolidated Financial Statements

The parties entered into a stipulation of settlement on April 3, 2007. The settlement will provide for dismissal of the litigation with prejudice and is subject to Court approval. As part of the settlement, the Company has agreed to attorneys' fees and expenses to plaintiff's counsel in the amount of $151,000. Pursuant to the stipulation of settlement, the Company sent out notices to the members of the class on May 3, 2007. A fairness hearing will take place on June 8, 2007.

The Company filed a Complaint in the Superior Court for the County of Los Angeles, against an attorney. The case was filed on February 14, 2007, and service of process has been done. In the Complaint the Company is seeking judgment against it this attorney in the amount of approximately $250,000, plus interest, costs and fees. Defendent has not yet appeared in the action. The Company believes that it has a meritorious claim for the return of monies deposited with defendent in a trust capacity, and, from the documents in the Company’s possession, there is no reason to doubt the validity of the claim. However, management does not have any information on the collectibility of any judgment that might be entered in Court. During April 2007 defendant returned approximately $70,000 and the Company has granted him a 15-day extension to file his defense.

(d) Navigator Acquisition

The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty.

(e) Indemnities Provided Upon Sale of Subsidiaries

On April 15, 2005, the Company sold Euroweb Slovakia. According to the securities purchase contract (the “Contract”); the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties, or obligations as set in the Contract up to an aggregate amount of $540,000. The buyer shall not be entitled to make any claim under the Contract after the fourth anniversary of the date of the Contract. No claims have been made to-date. At December 31, 2006, the Company accrued $35,000 as the estimated fair value of this indemnity.

On May 23, 2006, the Company sold Euroweb Hungary and Euroweb Romania. According to the share purchase agreement (the “SPA”), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties or obligations as provided for in the SPA. The Company shall not incur any liability with respect to any claim for breach of representation and warranty or indemnity, and any such claim shall be wholly barred and unenforceable unless notice of such claim is served upon Emvelco by buyer no later than 60 days after the buyer’s approval of Euroweb Hungary and Euroweb Romania’s statutory financial reports for the fiscal year 2006, but in any event no later than June 1, 2007. In the case of Clause 8.1.6 (Taxes) or Clause 9.2.4 of SPA, the time period is five years from the last day of the calendar year in which the closing date occurs. No claims have been made to date. At December 31, 2006, the Company has accrued $201,020 as the estimated fair value of this indemnity.

Emvelco Corp.
Notes to Consolidated Financial Statements

12. Stock Option Plan and Employee Options

a) Stock option plans

In 2004, the Board of Directors established the “2004 Incentive Plan” (“the Plan”), with an aggregate of 800,000 shares of common stock authorized for issuance under the Plan. The Plan was approved by the Company’s Annual Meeting of Stockholders in May 2004. In 2005, the Plan was adjusted to increase the number of shares of common stock issuable under such plan from 800,000 shares to 1,200,000 shares. The adjustment was approved at the Company’s Annual Meeting of Stockholders in June 2005. The Plan provides that incentive and nonqualified options may be granted to key employees, officers, directors and consultants of the Company for the purpose of providing an incentive to those persons. The Plan may be administered by either the Board of Directors or a committee of two directors appointed by the Board of Directors (the "Committee"). The Board of Directors or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

Options granted under the Plan are generally exercisable for a period of up to ten years from the date of grant. Incentive options granted to stockholders that hold in excess of 10% of the total combined voting power or value of all classes of stock of the Company must have an exercise price of not less than 110% of the fair market value of the underlying stock on the date of the grant. The Company will not grant a nonqualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.

The Company has granted the following options under the Plan:

On April 26, 2004, the Company granted 125,000 options to its Chief Executive Officer, an aggregate of 195,000 options to five employees and an aggregate of 45,000 options to two consultants of the Company (which do not qualify as employees). The stock options granted to the Chief Executive Officer vest at the rate of 31,250 options on November 1, 2004, October 1, 2005, October 1, 2006 and October 1, 2007. The stock options granted to the other employees and consultants vest at the rate of 80,000 options on November 1, 2004, October 1, 2005 and October 1, 2006. The exercise price of the options ($4.78) was equal to the market price on the date of grant. The options granted to the Chief Executive Officer were forfeited/ cancelled in August 2006 due to the termination of his employment. Of the 195,000 options originally granted to employees, 60,000 options were forfeited or cancelled during 2005, while the remaining 135,000 options were forfeited or cancelled in August 2006 due to termination of the five employee contracts. 15,000 options granted to one of the consultants were also forfeited or cancelled in April 2006 due to the termination of the consultant’s contract.

Emvelco Corp.
Notes to Consolidated Financial Statement

Through December 31, 2005, the Company did not recognize compensation expense under APB 25 for the options granted to the Chief Executive Officer and the five employees as the options had a zero intrinsic value at the date of grant. The adoption of SFAS 123R on January 1, 2006 resulted in a compensation charge of $21,241 for the year ended December 31, 2006.

In accordance with SFAS 123, as amended by SFAS 123R, and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company computed total compensation charges of $162,000 for the grants made to the two consultants. Such compensation charges are recognized over the vesting period of three years. Compensation expense for the year ended December 31, 2006 was $9,921 (2005: $50,884).

On March 22, 2005, the Company granted an aggregate of 200,000 options to two of the Company’s Directors. These stock options vest at the rate of 50,000 options on each September 22 of 2005, 2006, 2007 and 2008, respectively. The exercise price of the options ($3.40) was equal to the market price on the date the options were granted. Through December 31, 2005, the Company did not recognize compensation expense under APB 25 as the options had a zero intrinsic value at the date of grant. The adoption of SFAS 123R on January 1, 2006 resulted in a compensation charge of $128,284 for the year ended December 31, 2006. One of the directors was elected as Chief Executive Officer from August 14, 2006.

On June 2, 2005, the Company granted 100,000 options to a director of the Company, which vest at the rate of 25,000 options on December 2 of 2005, 2006, 2007, and 2008, respectively. Through December 31, 2005, the Company did not recognize compensation expense under APB 25 as the options had a zero intrinsic value at the date of grant. The adoption of SFAS 123R on January 1, 2006 resulted in a compensation charge of $89,346 for the year ended December 31, 2006. On November 13, 2006, the Director filed his resignation. His options were vested unexercised in February 2007.

(b) Other Options

On October 13, 2003, the Company granted two Directors 100,000 options each, at an exercise price (equal to the market price on that day) of $4.21 per share, with 25,000 options vesting on each April 13, 2004, 2005, 2006 and 2007. There were 100,000 options outstanding as of December 31, 2006. The adoption of SFAS 123R on January 1, 2006 resulted in a compensation charge of $31,824 during the year ended December 31, 2006.

The following table summarizes the total number of shares for which options have been issued (Stock Option Plan, 2004 Incentive Plan, Employment Agreements and grants to Directors) and are outstanding:

	2006		2005
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, January 1,	705,000	$4.20	654.000	$5.33
Granted	-	-	300,000	3.62
Exercised	-	-	-	-
Forfeited or expired	(275,000)	4.78	(249,000)	6.47
Outstanding, December 31	430,000	$3.84	705,000	$4.20

Emvelco Corp.
Notes to Consolidated Financial Statements

The weighted average grant date fair value of the 300,000 options granted during the year ended December 31, 2005 was $3.62.

No options were granted during the year December 31, 2006, and no options were exercised during the years ended December 31, 2006 and 2005.

The following table summarizes information about shares subject to outstanding options as of December 31, 2006, which were issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
100,000	$4.21	$4.21	3.76	75,000	$4.21
30,000	$4.78	$4.78	4.31	30,000	$4.78
200,000	$3.40	$3.40	5.22	100,000	$3.40
100,000	$4.05	$4.05	5.42	50,000	$4.05
430,000	$3.40-$4.78	$3.84	4.46	255,000	$3.93

(c) Warrants

On June 7, 2005, the Company granted 100,000 warrants to a consulting company as compensation for investor relations services at exercise prices as follows: 40,000 warrants at $3.50 per share, 20,000 warrants at $4.25 per share, 20,000 warrants at $4.75 per share and 20,000 warrants at $5 per share. The warrants have a term of five years and tranches vest proportionately at a rate of a total 8,333 warrants per month over a one year period. The warrants are being expensed over the performance period of one year. In February 2006, the Company terminated its contract with the consultant company providing investor relation services. The warrants granted under the contract were reduced time-proportionally to 83,330, based on the time in service by the consultant company.

13. Related party transactions

On October 3, 2006, ERC entered into an Operating Agreement with D’Vora Attia (“D’Vora”), an individual, to adjust the ownership interest of Stanley Hills LLC (“Stanley LLC”), a Nevada limited liability company. Stanley LLC will develop three adjacent single family residences located at 2234 and 2240 Stanley Hills Drive and 2214 N. Merrywood Drive, Los Angeles, California 90046 (the “Stanley Property”). ERC owns 66.67% of the outstanding interest of the Stanley LLC, while D’Vora owns the remaining interest. D’vora owned the Stanley Property prior to the purchase by the Stanley LLC and is the sister of Yossi Attia, CEO of the Company. The structuring of the Stanley LLC was negotiated as an arm length transaction and was based on a current appraisal received from an independent third party. At December 31, 2006, the outstanding balance on the purchase price of the Stanley Property payable to D’Vora was $308,321, which was paid on February 2007.

Emvelco Corp.
Notes to Consolidated Financial Statements

On December 31, 2006, ERC acquired a 100% interest in Verge from a third party, TIHG. ERC has a 33.33% equity investment in AP Holdings. The majority owner and sole director of AP Holdings is Mr. Shalom Atia, brother of Yossi Attia, CEO of the Company. There are no other relationship between AP Holdings, Shalom Atia and Yossi Attia.

In the fourth quarter of 2006, the Company provided Mr. Shalom Atia $450,000 to be used in connection with a possible cooperation in real estate developments in the Sitnica - Samobor area in Croatia, Europe. The receivable is repayable upon the Company’s first demand.

14. Treasury Stock

In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group is acting as agent for our stock repurchase program. As of December 31, 2006, the Company acquired 476,804 shares at a cost of $995,360.

Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

Pursuant to the Sale Agreement of Navigator, the Company got on closing (2/16/2007) 622,531 shares of the Company’s common stock as partial consideration. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company intends to cancel the Emvelco common stock acquired during the disposition in the amount of $834,192.

15. Subsequent events

On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the "Agreement") with ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. Pursuant to the Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the "Shares") in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign (the "Assignment") to the Company all rights in and to that certain Investment Agreement, dated as June 19, 2006, and all Amendments thereto (collectively, the "Investment Agreement") wherein ERC (from funds available to ERC from the Company) agreed to provide secured loans to Verge for the construction of a multi-use condominium and commercial property in Las Vegas, Nevada (the "Verge Property") and for other projects and properties as provided therein. The Investment Agreement was disclosed by the Company in its Form 8-K filed on June 23, 2006.

Emvelco Corp.
Notes to Consolidated Financial Statements

The consideration payable to the Company under the Agreement is $500,000, which in TIHG's discretion, may be added to the outstanding loan amount owing to the Company by ERC (the "Loan Amount"). As of May 14, 2007, the current outstanding Loan Amount owing to the Company is approximately $12 million. Under the Agreement, in no event shall the Loan Amount exceed eighty percent (80%) of the fair market value of the Verge Property. As a condition precedent to the Agreement, a current appraisal of the Verge Property shall be presented and delivered to the Company within two weeks of the date of the Agreement.

The effective date of the Agreement is January 1, 2007 (the "Effective Date"). All rights assigned to the Company under the Investment Agreement will be considered to be assigned as of the Effective Date. Accordingly, as of the Effective Date, the Company shall be the sole secured and primary beneficiary under the Investment Agreement.

As of the Effective Date, under the Investment Agreement, each loan made to Verge is due on demand or upon maturity on January 14, 2008. If the Company requests that the funds be paid on demand prior to maturity, then Verge shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid in the form of shares of common stock of the Company, which will be computed by dividing the dollar amount of the 10% discount by the market price of the Company's shares of common stock. The terms of the loans require that the Company, be paid-off the greater of (i) the principal including 12% interest per annum or (ii) 33% of all gross profits derived from the Verge Property. In addition, the Company has the right to acquire the Verge Property for a purchase price of $15,000,000 through January 1, 2015. The purchase is payable in $10,000,000 in cash and $5,000,000 in shares of common stock of the Company.

The Board of Directors of the Company has approved the Agreement and ratified the transaction.