Form 10QSB
period 2007-03-31
EMVELCO CORP.
filed 2007-06-04
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to ________________

Commissions file number 001-12000

EMVELCO CORP.
 (Exact name of small business issuer as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

468 N. Camden Drive, Suite 315, Beverly Hills, CA 90210
(Address of principal executive offices)

+1 (310) 285-5350	+1 (310) 285-5353
Issuer’s telephone number	Issuer’s facsimile number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	4,698,944
(Class)	(Outstanding at May 30, 2007)

Transitional Small Business Disclosures Format (Check one): Yes ☐ No ☒

EMVELCO CORP.

EMVELCO CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$699,146
Related party receivable	450,000
Prepaid and other current assets	130,865

Total current assets	1,280,011

Restricted cash - certificate of deposit (Note 3)	8,196,642
Loan to Emvelco RE Corp (Note 5)	17,157,313
Investment in affiliates, at cost (Note 4)	150,000

Total assets	$26,783,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other current liabilities	61,819
Accrued expenses	900,994

Total current liabilities	962,813

Bank loan (Note 6)	2,755,000
Total liabilities	3,717,813

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $.001 par value - Authorized 35,000,000 shares; 5,889,074 shares issued of which 4,698,944 shares are outstanding	4,699
Additional paid-in capital	52,224,829
Accumulated deficit	(27,187,329)
Accumulated other comprehensive income	5,539
Treasury stock - 1,190,130 common shares, at cost	(1,981,585)
Total stockholders' equity	23,066,153

Total liabilities and stockholders' equity	$26,783,966

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$-		$-

Cost of revenues	-		-

Operating expenses

Compensation and related costs	81,188		761,766

Consulting, professional and directors fees	209,071		421,676
Other selling, general and administrative expenses	75,162		279,433
Depreciation and amortization	-		455,220
Total operating expenses	365,421		1,918,095

Operating loss	(365,421)		(1,918,095)

Interest income	618,405		-
Interest expense	(56,851)		-
Other Income from securities net	6,378		-

Income (Loss) from continuing operations before income taxes	202,511		(1,918,095)

Income (Loss) from continuing operations	202,511		(1,918,095)

Income from discontinued operations, net of tax (Note 7)	-		888,523

Net income (loss)	202,511		(1,029,572)

Other comprehensive income (loss)	-		293,220

Comprehensive income (loss)	202,511		(736,352)

Income (Loss) per share from continuing operations, basic and diluted	$0.04		$(0.33)
Income (Loss) per share from discontinued operations, basic and diluted	-		$0.15
Net income (loss) per share, basic and diluted	$0.04	$	(0.18)

Weighted average number of shares outstanding, basic and diluted	5,083,950		5,839,136

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, January 1, 2005	5,342,533	$5,343	$50,799,548	$(35,982,726)	$108,266	$(1,115,412)	$13,815,019
Foreign currency translation loss	-	-	-	-	(8,585)	-	(8,585)
Compensation charge on share options and warrants issued to consultants	-	-	192,294				192,294
Issuance of shares (Navigator acquisition)	441,566	441	1,681,693	-	-	-	1,682,134
Cancellation of treasury stock	-	-	(1,115,412)	-	-	1,115,412	-
Net income for the year	-	-	-	1,680,295	-	-	1,680,295
Balances, December 31, 2005	5,784,099	$5,784	$51,558,123	$(34,302,431)	$99,681	-	$17,361,157
Foreign currency translation loss	-	-	-	-	(94,142)	-	(94,142)
Compensation charge on share options and warrants issued to employees, directors and consultants	-	-	341,206				341,206
Issuance of shares to the President	104,975	105	325,500	-	-	-	325,605
Treasury stock	(476,804)	(476)	-	-	-	(994,884)	(995,360)
Net income for the year	-	-	-	6,912,591	-	-	6,912,591
Balances, December 31, 2006	5,412,270	$5,413	$52,224,829	$(27,389,840)	$5,539	$(994,884)	$23,851,057
Treasury stock - Open Market	(90,795)	(91)				(152,510)	(152,601)
Treasury stock - Navigator Sale	(622,531)	(623)				(834,191)	(834,814)
Net income for the period				202,511			202,511
Balances, March 31, 2007	4,698,944	$4,699	$52,224,829	$(27,187,329)	$5,539	(1,981,585)	$23,066,153

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating activities from continuing operations	$63,123	$(2,382,394)
Operating activities from discontinued operations	-	2,237,988
Net cash provided by (used in) operating activities	63,123	(144,406)

Cash flows from investing activities:
Purchase of property and equipment		(108,046)
Cash received from sale of discontinued operations - Navigator	3,200,000	-
Loan advances to ERC	(4,918,373)	-
Principle payments received from ERC	-	-
Advances to affiliate - Micrologic	(100,000)	-
Investing activities from discontinued operations	-	(502,865)
Net cash used in investing activities	(1,818,373)	(610,911)

Cash flows from financing activities:
Proceeds from bank loans	2,755,000	-
Repayment of bank loans	(3,000,000)	(77,658)
Utilization of bank overdraft	-	194,577
Principal payments under capital lease obligations	-	(13,761)
Payments to acquire treasury stock	(153,224)	-
Financing activities from discontinued operation	-	(226,626)
Net cash used in financing activities	(398,224)	(123,468)

Effect of exchange rate changes on cash and cash equivalents	-	1,116

Net decrease in cash and cash equivalents	(2,153,474)	(877,669)
Cash and cash equivalents, beginning of period	2,852,620	1,568,690
Cash and cash equivalents, end of period	$699,146	$691,021

Supplemental disclosure:
Cash paid for interest	$56,851	$30,114
Cash received for interest	618,405	-

Summary of non-cash transactions:
Shares issued to the President	$-	$177,083
Treasury shares acquired in sale of subsidiary	834,191	-

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Business

Emvelco Corp. (“Emvelco”), formerly known as Euroweb International Corp., is a Delaware Corporation, which was incorporated on November 9, 1992. Emvelco and its consolidated subsidiaries are collectively referred to herein as the “Company”. The Company's authorized capital stock consists of 35,000,000 shares with a par value of $0.001 per share. As of March 31, 2007, 5,889,074 shares are issued and 4,698,944 shares are outstanding.

The Company is a holding company and it invests in real estate development, financing and investment business in the United States of America (“US”). The Company commenced operations in the investment real estate industry through the acquisition of an empty, non-operational, wholly-owned subsidiary, Emvelco RE Corp (“ERC”), which was acquired in June 2006. Primary activity of ERC includes investment, development and subsequent sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies, directly or via majority or minority owned affiliates. The Company also has an investment in Micrologic, Inc. (“Micrologic”), a software development company. The Company’s headquarters are located in Beverly Hills, California.

On December 15, 2005, the Board of Directors decided to sell 100% of Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 19, 2005, the Company entered into a share purchase agreement to sell 100% of the Company’s interest in Euroweb Hungary and Euroweb Romania. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006. For the period ended March 31, 2006, the Euroweb Hungary and Euroweb Romania operations have been presented as discontinued operations in the Company’s consolidated financial statements.

In September 2006, ERC formed Lorraine Properties, LLC (“Lorraine”), a Nevada limited liability company. In October 2006, ERC has acquired majority ownership in non-operational asset holding companies as follows: 66.67% of Stanley Hills LLC (“Stanley”), a Nevada limited liability company and 51% of AR 846 Huntley (“Huntley”), LLC, a California limited liability company,

Emvelco and its wholly-owned subsidiary ERC entered into an Agreement and Plan of Exchange (“Exchange Agreement”) dated December 31, 2006 with Verge Living Corporation (“Verge”), a Nevada corporation, and Verge’s sole shareholder, The International Holdings Group Ltd. (“TIHG”) a corporation formed and registered in the Marshall Islands, controlled by a third party. The Exchange Agreement closed on December 31, 2006. Pursuant to the Exchange Agreement, ERC issued shares to TIHG in exchange for 100% of the outstanding securities of Verge Living Corporation (“Verge”). Subsequent to the exchange, Emvelco ownership in ERC was diluted to 43.33%, while TIHG owned the remaining 56.67%. Verge became a wholly-owned subsidiary of ERC. ERC, via assignment from Verge directly owns 33.33% of AP Holdings Limited (“AP Holdings”), a Jersey Island non operating holding Company. Such interest was acquired prior to any affiliation with the Company. AP Holdings owns 100% of Atia project d.o.o, a Croatian Company (“Atia project”), a real estate development company. AP Holdings is controlled by Mr. Shalom Atia, the brother of the Company’s CEO.

On February 16, 2007, the Company entered into a Sale and Purchase Agreement (the “Agreement”) to sell a 100% of Navigator Informatika Rt. (“Navigator”), a wholly-owned subsidiary of the Company. For the period ended March 31, 2006, the operations of Navigator have been presented as discontinued operations in the Company’s consolidated financial statements.

On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the "Stock Transfer Agreement") with ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. Pursuant to the Stock Transfer Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the "Shares") in ERC to TIHG to submit to ERC for cancellation and return to Treasury. Pursuant to this Agreement, the Company retains its original option to acquire Verge, which the Company Board will examine with regards to the exercise of the option, if at all (see Note 7).

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

The consolidated financial statements include the accounts of Emvelco and the subsidiaries it controls. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity. For the period from June 14, 2006 to December 30, 2006, ERC was a wholly owned subsidiary of Emvelco. As of March 31, 2007, after the exchange with TIHG, there are no controlled subsidiaries of Emvelco. The Company’s ownership interest in Micrologic is 25.1% and Micrologic is not controlled by the Company.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Based on the Company’s analysis at the date of acquisition, as well as all other reconsideration events as defined under FIN 46R, management determined that despite the various ownership interests, Emvelco was not the primary beneficiary of ERC and all of its subsidiaries, including Lorraine, Stanley, AP Holdings, and Huntley. Therefore, Emvelco does not consolidate ERC as of March 31, 2007. The primary beneficiary of ERC is TIHG, an unrelated company, which owns 100.00% of ERC, and will therefore consolidate ERC.

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

The Company is currently under the initial phase as investor in real estate development and, therefore, no revenue has been recognized from sale of real estate.

Cost of revenues

Cost of revenues includes the cost of real estate sold and rented as well as costs directly attributable to the properties sold such as marketing, selling and depreciation. For the periods ended March 31, 2007 and 2006, there were no costs of revenues.

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

For non-US subsidiaries that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at year-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the period. Translation adjustments are recorded in “Accumulated other comprehensive income” within stockholders’ equity.

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

Other than those classified within discontinued operations, the Company did not have any marketable securities within continuing operations for the years ended March 31, 2007, as the consideration received during the period.

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

Equipment purchased under capital leases is stated at the lower of fair value and the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of leased equipment using the straight-line method over the shorter of estimated useful life and the lease term. During the periods ended March 31, 2007 and 2006, the Company did not enter into any capital leases.

Recurring maintenance on property and equipment is expensed as incurred.

Any gain or loss on retirements and disposals is included in the results of operations in the period of the retirement or disposal. No retirements and disposals occurred for the periods ended March 31, 2007 and 2006 for the Company’s continuing operations.

Goodwill and intangible assets

Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of identifiable net assets acquired at the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based on discounted future cash flows. There was no goodwill related to the Company’s continuing operations for the periods ended March 31 2007 and 2006, respectively - other than Navigator which was presented as discontinued operation.

Intangible assets that have finite useful lives, whether or not acquired in a business combination, are amortized over their estimated useful lives, and also reviewed for impairment in accordance with SFAS 144. There were no intangible assets related to the Company’s continuing operations for the periods ended March 31, 2007 and 2006, respectively.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the effect of dilutive potential common shares issuable upon exercise of stock options and warrants. There were no dilutive options and warrants for the periods ended 2007 and 2006. Stock options and warrants convertible into 690,125 and 779,067 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the periods.

Comprehensive income

Comprehensive income includes all changes in equity except those resulting from investments by and distributions to owners, or translation adjustment from foreign currency.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the quarters ended March 31, 2007 and 2006, the Comapny did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at March 31, 2007.

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

See further discussion on stock-based compensation plans.

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

In addition to stock-based compensation expense for employees and directors, the Company recognized compensation expense of $70,511 related to options and warrants granted to consultants.

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

The outstanding balance on the line of credit was $2,755,000 as of March 31, 2007.

4. Investment in Micrologic, Inc.

Investment in affiliates consists of equity investments in which the Company has no influence on operations, rather are held for future dividends and profit sharing. At March 31, 2007, the investment in affiliates was as follows:

Name	Interest in %	Investment

Micrologic, Inc	25.10%	$150,000
Total		$150,000

On October 11, 2006, the Company committed itself in the financing of Micrologic, Inc. (“Micrologic”), a Nevada corporation, engaged in the design and production of Electronic Design Automation (“EDA”) applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBoxTM tools suite, which is a smart platform designed to accelerate IC's design time and shrink time to market factor. The agreement provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. The Company owns 25.10% of Micrologic; however such equity positions might be revised contingent upon the exercise of the warrants. As of March 31, 2007, $150,000 was transferred as part of this commitment, and no warrants were issued. The Company has currently no influence neither sits on the board or management over the operation of Micrologic. As of March 31, 2007, Micrologic has no material income or loss, therefore the $150,000 contributed approximates the value of Emveloco’s interest using the equity method.

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

At March 31, 2007, the outstanding loan balances were as follows:

Capital of loans provided:	$16,245,586
Accrued interest on loan	911,727
Total	$17,157,313

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

At March 31, 2007, the outstanding loan balances were as follows:

Project name	Bank name/ financial institution	Principal Amount	Annual Interest Rate	Expiration

General financing (line of credit)	EastWestBank	$2,755,000	5.87%	2008
Total principal amounts of loans		$2,755,000
Less current portion		-
Long term portion of loans		$2,755,000

7. Dispositions

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

Completed sale of Navigator

On February 16, 2007, the Company closed Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with Marivaux Investments Limited (“MIL”) and Fleminghouse Investments Limited (“FIL” and collectively with MIL, the “Buyers”). Pursuant to the Sale and Purchase Agreement, the Company sold 100% of the Company’s interest in Navigator (a wholly-owned subsidiary of the Company) for $4,034,191 consisting of $3,200,000 in cash and 622,531 shares of the Company’s common stock, excluding estimated transaction costs and success fees. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company intends to cancel the Emvelco common stock acquired during the disposition.

The sale of Euroweb Slovakia, Euroweb Hungary, Euroweb Romania, and Navigator all met the criteria for presentation as a discontinued operation under the provisions of SFAS 144, and therefore amounts relating to Euroweb Slovakia, Euroweb Hungary, Euroweb Romania and Navigator have been reclassified as discontinued operations for all periods presented.

Completed sale of ERC

On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the "Stock Transfer Agreement") with ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. Pursuant to the Stock Transfer Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the "Shares") in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign (the "Assignment") to the Company all rights in and to that certain Investment Agreement, dated as June 19, 2006, and all Amendments thereto (collectively, the "Investment Agreement") wherein ERC (from funds available to ERC pursuant to the line of credit provided by the Company) agreed to provide secured loans to Verge for the construction of a multi-use condominium and commercial property in Las Vegas, Nevada (the "Verge Property") and for other projects and properties as provided therein. The Investment Agreement was disclosed by the Company in its Form 8-K filed on June 23, 2006.

The consideration payable to the Company under the Stock Transfer Agreement is $500,000, which in TIHG's discretion, may be added to the outstanding loan amount owing to the Company by ERC (the "Loan Amount"). As of May 14, 2007, the current outstanding Loan Amount owing to the Company is approximately $18 million. Under the Stock Transfer Agreement, in no event shall the Loan Amount exceed eighty percent (80%) of the fair market value of the Verge Property. Pursuant to the Stock Transfer Agreement, a current appraisal of the Verge Property was presented to the Company on May 22, 2007, valuing the Verge Property at $14,800,000.

The effective date of the Stock Transfer Agreement is January 1, 2007 (the "Effective Date"). All rights assigned to the Company under the Investment Agreement will be considered to be assigned as of the Effective Date. Accordingly, as of the Effective Date, the Company shall be the sole secured and primary beneficiary under the Investment Agreement.

As of the Effective Date, under the Investment Agreement, each loan made to Verge is due on demand or upon maturity on January 14, 2008. If the Company requests that the funds be paid on demand prior to maturity, then Verge shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid in the form of shares of common stock of the Company, which will be computed by dividing the dollar amount of the 10% discount by the market price of the Company's shares of common stock. The terms of the loans require that the Company, be paid-off the greater of (i) the principal including 12% interest per annum or (ii) 33% of all gross profits derived from the Verge Property. In addition, the Company has the right to acquire the Verge Property for a purchase price of $15,000,000 through January 1, 2015. The purchase is payable $10,000,000 in cash and $5,000,000 in shares of common stock of the Company, or cash per the Company discretion.

The Board of Directors of the Company has approved the Stock Transfer Agreement and ratified the transaction and is currently examining the exercise of the option.

The following table shows the details of result of discontinued operation per reporting units for the three months ended March 31, 2006 as follows:

Country / Three months ended March 31,	2006
Income from discontinued Navigator operations	$1,133,409
Loss from discontinued Hungarian operations	(635,501)
Income from discontinued Romanian operations	390,615
Income from discontinued operations	$888,523

8. Commitments and Contingencies

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

On May 31, 2007 the Company, ERC and Mr. Attia entered into a Memorandum of Understanding, pursuant to which, the August 14, 2006 amendment to Mr. Attia’s employment agreement was terminated, and effective as of January 1, 2007, all of ERC’s rights and obligations under Mr. Attia’s employment agreement were transferred to the Company.

(b) Lease Agreements

In 2007, the Company entered into a one year agreement for office space. The rent expense related to such leases is $19,200 in 2007 and $0 in 2006, respectively.

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

The parties entered into a stipulation of settlement on April 3, 2007. The settlement will provide for dismissal of the litigation with prejudice and is subject to Court approval. As part of the settlement, the Company has agreed to attorneys' fees and expenses to plaintiff's counsel in the amount of $150,000. Pursuant to the stipulation of settlement, the Company sent out notices to the members of the class on May 3, 2007. A fairness hearing will take place on June 8, 2007.

The Company filed a Complaint in the Superior Court for the County of Los Angeles, against an attorney. The case was filed on February 14, 2007, and service of process has been done. In the Complaint the Company is seeking judgment against it this attorney in the amount of approximately $250,000, plus interest, costs and fees. Defendant has not yet appeared in the action. The Company believes that it has a meritorious claim for the return of monies deposited with defendant in a trust capacity, and, from the documents in the Company’s possession, there is no reason to doubt the validity of the claim. However, management does not have any information on the collectibility of any judgment that might be entered in Court. During April 2007 defendant returned approximately $70,000 and the Company has granted him a 15-day extension to file his defense.

(d) Navigator Acquisition

The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. No provision was made, as Management received a verbal waiver until the end of 2007, which will be formalized in writing.

(e) Indemnities Provided Upon Sale of Subsidiaries

On April 15, 2005, the Company sold Euroweb Slovakia. According to the securities purchase contract (the “Contract”); the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties, or obligations as set in the Contract up to an aggregate amount of $540,000. The buyer shall not be entitled to make any claim under the Contract after the fourth anniversary of the date of the Contract. No claims have been made to-date. At March 31, 2007 the Company accrued $35,000 as the estimated fair value of this indemnity.

On May 23, 2006, the Company sold Euroweb Hungary and Euroweb Romania. According to the share purchase agreement (the “SPA”), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties or obligations as provided for in the SPA. The Company shall not incur any liability with respect to any claim for breach of representation and warranty or indemnity, and any such claim shall be wholly barred and unenforceable unless notice of such claim is served upon Emvelco by buyer no later than 60 days after the buyer’s approval of Euroweb Hungary and Euroweb Romania’s statutory financial reports for the fiscal year 2006, but in any event no later than June 1, 2007. In the case of Clause 8.1.6 (Taxes) or Clause 9.2.4 of SPA, the time period is five years from the last day of the calendar year in which the closing date occurs. No claims have been made to date. At March 31, 2007, the Company has accrued $201,020 as the estimated fair value of this indemnity.

9. Stockholders’ Equity

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

Through its share repurchase program and Navigator sale, the Company acquired 1,190,130 shares of its common stock at a cost of $1,981,585 as of March 31, 2007.

On May 31, 2007, the Company, ERC and Mr. Attia entered into a MOU, which resulted in the termination of Mr. Attia’s employment with ERC, cancelling the Amendment of August 14, 2006 and effective January 1, 2007 assuming all of the terms of employment of Mr. Attia with the Company instead of ERC. The negation of the Amendment effectively cancels Mr. Attia’s rights to share compensation from January 1, 2007, and will instead entitle Mr. Attia to a pro-ration number of shares from August 14, 2006 until December 31, 2006. The Company made the provision for Mr. Attia’s shareholder equity entitlement in its financial statements.

There were no options or warrants exercised in the periods ended March 31, 2007.

Pursuant to the Sale and Purchase Agreement of Navigator, the Company got on closing (2/16/2007) 622,531 shares of the Company’s common stock as partial consideration. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company intends to cancel the Emvelco common stock acquired during the disposition in the amount of $834,192.

Through its share repurchase program and the sale of Navigator, the Company acquired 1,190,130 shares of its common stock at a cost of $1,981,585 as of March 31, 2007.

10. Stock Option Plan and Employee Options

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

On March 22, 2005, the Company granted an aggregate of 200,000 options to two of the Company’s Directors. These stock options vest at the rate of 50,000 options on each September 22 of 2005, 2006, 2007 and 2008, respectively. The exercise price of the options ($3.40) was equal to the market price on the date the options were granted. Through December 31, 2005, the Company did not recognize compensation expense under APB 25 as the options had a zero intrinsic value at the date of grant. The adoption of SFAS 123R on January 1, 2006 resulted in a compensation charge of $128,284 for the year ended December 31, 2006. One of the directors was elected as Chief Executive Officer commencing on August 14, 2006, and is not entitled to participate in the plan.

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

The following table summarizes information about shares subject to outstanding options as of December 31, 2006, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

11. Treasury Stock

In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group is acting as agent for our stock repurchase program. As of March 31, 2007, the Company acquired 1,190,130 shares of its common stock at a cost of $1,981,585.

Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

Pursuant to the Sale and Purchase Agreement of Navigator, the Company got on closing (2/16/2007) 622,531 shares of the Company’s common stock as partial consideration. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company intends to cancel the Emvelco common stock acquired during the disposition in the amount of $834,192.

11. Subsequent events

On May 14, 2007, the Company entered into a Stock Transfer Agreement with ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. Pursuant to the Stock Transfer Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the "Shares") in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign (the "Assignment") to the Company all rights in and to the Investment Agreement, wherein ERC (from funds available to ERC pursuant to the line of credit provided by Company) agreed to provide secured loans to Verge for the construction of a multi-use condominium and commercial property in Las Vegas, Nevada (the "Verge Property") and for other projects and properties as provided therein. The Investment Agreement was disclosed by the Company in its Form 8-K filed on June 23, 2006.

The consideration payable to the Company under the Stock Transfer Agreement is $500,000, which in TIHG's discretion, may be added to the outstanding loan amount owing to the Company by ERC (the "Loan Amount"). As of May 14, 2007, the current outstanding Loan Amount owing to the Company is approximately $12 million. Under the Stock Transfer Agreement, in no event shall the Loan Amount exceed eighty percent (80%) of the fair market value of the Verge Property. Pursuant to the Stock Transfer Agreement, a current appraisal of the Verge Property was presented to the Company on May 22, 2007, valuing the Verge Property at $14,800,000.

The effective date of the Stock Transfer Agreement is January 1, 2007 (the "Effective Date"). All rights assigned to the Company under the Investment Agreement will be considered to be assigned as of the Effective Date. Accordingly, as of the Effective Date, the Company shall be the sole secured and primary beneficiary under the Investment Agreement.

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

On May 31, 2007 the Company, ERC and Mr. Attia entered into a Memorandum of Understanding, pursuant to which, the August 14, 2006 amendment to Mr. Attia’s employment agreement was terminated, and effective as of January 1, 2007, all of ERC’s rights and obligations under Mr. Attia’s employment agreement were transferred to the Company, or cash per the Company discretion.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Emvelco operates in the US. For the period from June 11, 2006 through December 30, 2006, Emvelco RE Corp (“ERC”) was a wholly owned subsidiary of Emvelco. On December 31, 2006, the Company entered into an exchange agreement with TIHG, whereby TIHG became the primary beneficiary of ERC. Thus, the Company is not required to consolidate ERC, but rather report the Company’s interest in ERC by using the equity method. On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the "Agreement") with ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. Pursuant to the Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the "Shares") in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign (the "Assignment") to the Company all rights in and to that certain Investment Agreement, dated as June 19, 2006, and all Amendments thereto (collectively, the "Investment Agreement") wherein ERC (from funds available to ERC from the Company) agreed to provide secured loans to Verge for the construction of a multi-use condominium and commercial property in Las Vegas, Nevada (the "Verge Property").

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

On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the "Stock Transfer Agreement") with ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. Pursuant to the Stock Transfer Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the "Shares") in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign (the "Assignment") to the Company all rights in and to that certain Investment Agreement, dated as June 19, 2006, and all Amendments thereto (collectively, the "Investment Agreement") wherein ERC (from funds available to ERC pursuant to a line of credit provided by the Company) agreed to provide secured loans to Verge for the construction of a multi-use condominium and commercial property in Las Vegas, Nevada (the "Verge Property").

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

The Company operates in financial investment in real estate development for subsequent sales, investment and financing activities, directly or through affiliates currently in the USA.

In June 2006, the Company commenced operations in financial investments in the real estate industry through ERC and its subsidiaries. ERC has commenced developments in the real estate industry, which must satisfy the parameters set by the Board of Directors as follows:

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

On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the "Stock Transfer Agreement") with ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. Pursuant to the Stock Transfer Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the "Shares") in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign (the "Assignment") to the Company all rights in and to that certain Investment Agreement, dated as June 19, 2006, and all Amendments thereto (collectively, the "Investment Agreement") wherein ERC (from funds available to ERC pursuant to the line of credit provided the Company) agreed to provide secured loans to Verge for the construction of a multi-use condominium and commercial property in Las Vegas, Nevada (the "Verge Property") and for other projects and properties as provided therein.

The consideration payable to the Company under the Stock Transfer Agreement is $500,000, which in TIHG's discretion, may be added to the outstanding loan amount owing to the Company by ERC (the "Loan Amount"). As of May 14, 2007, the current outstanding Loan Amount owing to the Company is approximately $12 million. Under the Stock Transfer Agreement, in no event shall the Loan Amount exceed eighty percent (80%) of the fair market value of the Verge Property. Pursuant to the Stock Transfer Agreement, a current appraisal of the Verge Property was presented to the Company on May 22, 2007, valuing the Verge Property at $14,800,000. The effective date of the Stock Transfer Agreement is January 1, 2007 (the "Effective Date"). All rights assigned to the Company under the Investment Agreement will be considered to be assigned as of the Effective Date. Accordingly, as of the Effective Date, the Company shall be the sole secured and primary beneficiary under the Investment Agreement.

As of the Effective Date, under the Investment Agreement, each loan made to Verge is due on demand or upon maturity on January 14, 2008. If the Company requests that the funds be paid on demand prior to maturity, then Verge shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid in the form of shares of common stock of the Company, which will be computed by dividing the dollar amount of the 10% discount by the market price of the Company's shares of common stock. The terms of the loans require that the Company, be paid-off the greater of (i) the principal including 12% interest per annum or (ii) 33% of all gross profits derived from the Verge Property. In addition, the Company has the right to acquire the Verge Property for a purchase price of $15,000,000 through January 1, 2015. The purchase is payable in $10,000,000 in cash and $5,000,000 in shares of common stock of the Company or all cash per the Company’s discretion.

In June 2006, the Company’s Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of Euroweb's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group act as agent for our stock repurchase program. As of March 31, 2007, the Company held 1,190,130 treasury shares at a cost of $1,981,585.

Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007 or until the increased amount of shares is purchased.

Acquisitions and disposals

(a) On December 31, 2006, the Company and its subsidiary ERC entered into an Agreement and Plan of Exchange with Verge and its sole shareholder, TIHG. Pursuant to the Exchange Agreement, ERC issued shares to TIHG in exchange for 100% of the outstanding securities of Verge. After the exchange, the Company owned 43.33% of ERC, TIHG owned 56.67% and Verge became a wholly-owned subsidiary of ERC.

In accordance with FAS141, Business Combinations, the transaction was valued based on the fair value of Verge, the acquired company, which was supported by a current appraisal at the time of the transaction.

(b) Disposal of Euroweb Hungary, Euroweb Romania, Navigator and ERC

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

Plan of operation

The Company’s plan of operation for the next 12 months will include the following components:

We plan to finance and invest in development of ERC existing projects (Stanley, Huntley, Harper, Lorraine and Verge), including obtaining financing of Verge Living for the purpose of commencing or continuing the projects in 2007, potentially as a mezzanine lender with equity rider. Our plan is to proceed with financial investment in real estate developments in the US. This phase of development will include the following elements:

(a) Attempting to take a financing role in raising bond or debt financing through Verge and AP Holdings if possible. Any cash receipt from financing will be utilized partly by the Company’s financial investment in real estate developments in the US. In connection with Verge and AP Holdings’ financing, the Company anticipates spending approximately $500,000 on professional fees over the next 12 months in order to pursue these attempts.

(b) Verge Project - Verge is pursuing construction loan and mezzanine financing for the Verge Property. The Company is seeking to participate in financing of a construction loan though a commercial bank and/or private investors potentially as mezzanine lender with equity rider, as well as considering the possible exercise of the Company’s option to purchase the Verge Property, and timing thereof.

(c) The Company completed the sale of the Company’s ownership interest in ERC, pursuant to which all rights in and to the Investment Agreement were assigned to the Company. The Board of Directors wishes to maintain cash liquidity, and, therefore has instructed management to limit the line of credit provided to Verge as a percentage of the fair value of the Verge Property.

(d) The Company anticipates spending approximately $200,000 on professional fees over the next 12 months on the filing of a registration statement on Form SB-2 under the Securities Act of 1933, as amended.

(e) Subject to obtaining adequate financing, the Company anticipate that it will be spending approximately $5,000,000 over the next 12 month period pursuing its stated plan of investment operation. The Company’s present cash reserves are not sufficient for it to carry out its plan of operation without substantial additional financing. The Company is currently attempting to arrange for financing through mezzanine arrangements that would enable it to proceed with its plan of investment operation.

(f) The Company will continue treasury share repurchase program. Based on the stock price as of March 31, 2007, approximately $2 million cash is needed for the completion of the program. The repurhase program however is contingent on the financial ability of the Company as well as available shares and share prices on the open market.

(g) The Company’s investment in Micrologic is expected to mature during 2007. The outstanding amount of commitment is $850,000. Micrologic believes it will have developed products in 2007 of which there is no guarantee. The Company owns 25.1% of Micrologic along with an option to acquire additional 24.9%. Upon actual sales or final tools development, if any, the Company will revaluate its option. If the Company elects to exercise its option, consolidation of Micrologic may add elements of income or losses which we can not quantify as of now.

The Company’s actual expenditures and business plan may differ from the one stated above. Its board of directors may decide not to pursue this plan as a whole or part of it. In addition, the Company may modify the plan based on available financing.

The US real estate market trends are toward a soft market in the last year. Management believe that the “softer market” is due to the Federal Reserve Bank Policy of raising interest rates (in order to depress inflation trends). Rising interest rates make financing more expensive, and more difficult to get. The Company anticipates that it will be spending approximately $5,000,000 over the next 12 month period pursuing its stated plan of investment operation. The Company believes that its liquidity will be enough for implementing its plan, and the Company anticipates that subject to actual pre-sales, it will obtain financing to complete its projects in the short-term as well as in the long-term. If actual sales will not be adequate, the Company will not continue spending its existing cash, and therefore anticipates that it can avoid liquidity problems.

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

The residential real estate markets in Southern California, Nevada and Croatia are more active during spring and summer. It is the Company’s desire complete its financial development during the summer, to increase the potential for a fast sale. In some jurisdictions, such as Nevada, regulations allow selling of units off-plans. The Company anticipates that these seasonal factors should not affect the Company’s financial condition or results of operation, though they may moderately affect the liquidity position of the Company.

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

On May 31, 2007 the Company, ERC and Mr. Attia entered into a Memorandum of Understanding, pursuant to which, the August 14, 2006 amendment to Mr. Attia’s employment agreement was terminated, and effective as of January 1, 2007, ERC’s rights and obligations under Mr. Attia’s employment agreement were transferred to the Company.

According to the Term Sheet that will be formally documented in an Agreement with associated exhibits, License Agreement and Warrants by and between the Company and Dr. Danny Rittman in connection with the formation and initial funding of Micrologic for the design and production of EDA applications and Integrated Circuit ("IC") design processes. The Term Sheet provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. Initially, the Company owns 25.1% and Dr. Rittman owns 74.9% of Micrologic, Inc. but such equity positions would be revised depending upon the exercise of the warrants as follows: (1) Warrant A - the Company shall be granted a two year option to acquire an additional 10% of Micrologic for $1 million (2) Warrant B - the Company shall be granted a three year option to acquire an additional 15% of Micrologic for $3 million. The consideration of warrants A and B can be paid at the discretion of the Company, 50% in cash and 50% in the Company’s shares. No warrants have been issued. The outstanding amount of the Company’s investment in Micrologic is $150,000 as of March 31, 2007.

Off Balance Sheet Arrangements

There are no material off balance sheet arrangements.

Results of Operations

Three Months Period Ended March 31, 2007 Compared to Three Months Period Ended March 31, 2006

Due to the new financial investment in real estate activity, which commenced in June 2006 and the discontinued operation presentation of Euroweb Hungary, Euroweb Romania, Euroweb Slovakia and Navigator, the consolidated statements of operations for the periods ended March 31, 2007 and 2006 are not comparable. The financial figures for 2007 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware, as the Company commenced its financial investment in real estate related activity with related revenues and costs in June 2006.

Three months ended March 31,	2007	2006
Total revenues	$0	$0

Emvelco is not the primary beneficiary of ERC. As such Emvelco will not be required to consolidate ERC under FIN 46R ERC Profit and Loss activities for the period ended on March 31, 2007, and prior of the exchange was fully consolidated into the Company’s profit and loss statement, as ERC prior to the exchange was fully owned subsidiary of the Company.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the three months ended March 31, 2007 and 2006:

Three months ended March 31,	2007	2006
Total cost of revenues	$0	$0

The Company is currently in the beginning phase of financial investment in real estate development; therefore no cost of revenues occurred.

Compensation and related costs

The following table summarizes compensation and related costs for the three months ended March 31, 2007 and 2007:

Three months ended March 31,	2007	2006
Compensation and related costs	$81,188	$761,766

Overall compensation and related costs decreased by 89%, or $680,578 primarily as the lack of the compensation charge on stock options to the CEO in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”),

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the three months ended March 31, 2007 and 2006:

Three months ended March 31,	2007	2006
Consulting, director and professional fees	$209,071	$421,676

Overall consulting, professional and director fees decreased by 50%, or $212,605, primarily as the result of the new Director compensation policy, compensation charge on stock option to the Directors in accordance with SFAS 123R and decrease in related to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee over last period.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended March 31, 2007 and 2006:

Three months ended March 31,	2007	2006
Other selling, general and administrative expenses	$75,162	$279,433

Overall, other selling, general and administrative expenses decreased by 73%, or $204,271, primarily attributable to saving on costs in lieu of disposals.

Depreciation and amortization

The following table summarizes depreciation and amortization for the three months ended March 31, 2007 and 2006:

Three months ended March 31,		2007		2006
Depreciation	$			$$107,730
Amortization of intangibles	$			$347,490
Total depreciation and amortization	$		$	$ 455,220

In lieu of disposals, depreciation has decreased by $455,220 compared to the same period in 2006.

Interest income (expense)

The following table summarizes interest income (expense) for the three months ended March 31, 2006:

Period ended March 31,	2007	2006
Interest income	$618,405	-
Interest expense	(56,851)

An amount of $618,405 increase in interest income is attributable to the fact that the Company has realized over $21 million net cash on the sale of Euroweb Hungary and Euroweb Romania, which was partly invested into money market funds and certificate of deposits. The increase in interest expense of $56,851 was due to the line of credit outstanding during the three months ended March 31, 2007.

Liquidity and Capital Resources

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months

As of March 31, 2007, our cash, cash equivalents and marketable securities were approximately $0.7 million, a decrease of approximately $2.1 million from the end of fiscal year 2006. Due to cash consumption of investments in the three month period ended March 31, 2007 and 2006, cash flow provided by (used in) operation did not offset the cash used in financing and investing activities neither in the three months ended March 31, 2007 nor in the three months ended March 31, 2006.

Cash flow provided by operating activities for the three months ended March 31, 2007 was $63,123 and $1,249,255 cash used in operating activities in the months ended March 31, 2006. The $1,312,378 change is due to disposal of operations of some units incurring losses.

Cash flow used in investing activities for the three months ended March 31, 2007 and 2006 was $1.8 million and $0.6 million, respectively. The $1.2 million increase was due to the Loan advances to ERC for $5.4 million offset by the cash received from the sale of subsidiaries.

Cash used in financing activities was $398 thousand for the three months ended March 31, 2007 and $123 thousand for the three months ended March 31, 2006. This increase is due to the repayment of bank loans and payments to acquire treasury stock.

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months.

In the event the Company makes future acquisitions or investments, the excess cash on hand, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may consider the sale of non-strategic assets.

Inflation and Foreign Currency

The Company maintains its books in local currency: Hungarian Forint for Navigator and US Dollars for the Parent Company registered in the State of Delaware.

The Company’s operations are primarily in the United States through its wholly owned subsidiary. All the Company’s customers were in Hungary. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of March 31, 2006, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 213.58 as of December 31, 2005, to 219.20 as of March 31, 2006, an approximate 3% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2006 were 213.52.

Effect of Recent Accounting Pronouncements

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

Forward-Looking Statements

When used in this Form, in other filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Item 3. Controls and Procedures

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Audit Committee members, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls in the quarter ended March 31, 2007 that materially affected or are reasonably likely to materially affect the Company’s internal controls.

Based on disagreements with former auditors - Internal controls was not sufficient due to late filing and other factors which did not allow to filing this report on time.

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

On May 17, 2007, the Company received a Nasdaq Additional Staff Determination (the “Additional Determination”) indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(14) requiring the Company to file its Form 10-QSB for the quarter ended March 31, 2007 with the Securities and Exchange Commission and that that this failure serves as an additional basis for why its securities are subject to delisting from the Nasdaq Capital Market. The Company reviewed the Additional Determination at its Panel hearing, which took place on May 31, 2007. There can be no assurance that the Panel will grant the Company’s request for continued listing.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

The Company filed a Complaint in the Superior Court for the County of Los Angeles, against an attorney. The case was filed on February 14, 2007, and service of process has been done. In the Complaint the Company is seeking judgment against it this attorney in the amount of approximately $250,000, plus interest, costs and fees. Defendant has not yet appeared in the action. The Company believes that it has a meritorious claim for the return of monies deposited with defendant in a trust capacity, and, from the documents in the Company’s possession, there is no reason to doubt the validity of the claim. However, management does not have any information on the collectibility of any judgment that might be entered in Court. During April 2007 defendant returned approximately $70,000 net, and the Company has granted him a 15-day extension to file his defense.

ITEM 2. CHANGES IN SECURITIES

In June 2006, the Company's Board of Directors approved a program to repurchase (the “Repurchase Program”), from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group is acting as agent for our stock repurchase program. As of March 31, 2007, the Company acquired 1,190,130 shares of its common stock at a cost of $1,981,585.

Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

Pursuant to the Sale and Purchase Agreement of Navigator, the Company received at closing (2/16/2007) 622,531 shares of the Company’s common stock as partial consideration. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company intends to cancel the Emvelco common stock acquired during the disposition in the amount of $834,192.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

DELOITTE RESIGNATION -

DELOITTE RESIGNATION -

On April 25, 2007 (the "Resignation Date"), Deloitte Kft. (the "Former Auditor") advised the Company that it has resigned as the Company's independent auditor. The Former Auditor performed the audit for the one year period ended December 31, 2005, which report for the one year ended December 31, 2005 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified as to audit scope or accounting principles. During the Company's two most recent fiscal years and during any subsequent interim period prior to the Resignation Date, there were no disagreements with the Former Auditor, with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B.

Prior to the Resignation Date, the Former Auditor advised the Company that it had raised certain issues relating to the accounting of ERC. The Former Auditor believes that this communication is a disclosable event pursuant to Item 304(a)(v). The issues raised by the Former Auditor related to the recording of the cost of real estate purchased by Verge (a wholly owned subsidiary of ERC), the production of records relating to loans made to VLC and the valuation of land in connection with Lorraine LLC (a wholly owned subsidiary of ERC). Management of the Company disagrees with the aforementioned statements and believes that it has adequately explained each of the above inquires made by the Former Auditor. Further, prior to being advised of the above issues, the Company maintained that ERC and its subsidiaries do not need to be consolidated in the Company's financial statements, which such position was subsequently confirmed by a detailed analysis by management and an independent third party consultant of the accounting pronouncements governing consolidation.

The Company provided the Former Auditor with a copy of this disclosure. The Former Auditor advised the Company that it intended to furnish a letter to the Company, addressed to the SEC, stating that it agreed with the statements made herein or the reasons why it disagreed. The letter from the Former Auditor was filed as an exhibit to Form 8-K/A filed May 14, 2007.

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

(10) (h) Memorandum of Understanding, dated as of May 31, 2007, among Emvelco Corp., Emvelco RE Corp., and Yossi Attia

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

(5) Filed as an exhibit to Form 8-K on December 21, 2005.

(6) Filed as an exhibit to Form 8-K on June 23, 2006

(7) Filed as an exhibit to Form 8-K on February 20, 2007

(8) Filed as an exhibit to Form 8-K on May 16, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, California, on June 1, 2007.

EMVELCO CORP.

By _/s/Yossi Attia
Yossi Attia
Chief Executive Officer and Principal Financial Officer