Form 10QSB/A
period 2007-03-31
EMVELCO CORP.
filed 2007-06-05
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A

(Mark One)
☒	AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EMVELCO CORP.

EMVELCO CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$699,146
Related party receivable	450,000
Prepaid and other current assets	130,865

Total current assets	1,280,011

Restricted cash - certificate of deposit (Note 3)	8,196,642
Loan to Emvelco RE Corp (Note 5)	17,157,313
Investment in affiliates, at cost (Note 4)	150,000

Total assets	$26,783,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other current liabilities	61,819
Accrued expenses	900,994

Total current liabilities	962,813

Bank loan (Note 6)	2,755,000
Total liabilities	3,717,813

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $.001 par value – Authorized 35,000,000 shares; 5,889,074 shares issued of which 4,698,944 shares are outstanding	4,699
Additional paid-in capital	52,224,829
Accumulated deficit	(27,187,329)
Accumulated other comprehensive income	5,539
Treasury stock - 1,190,130 common shares, at cost	(1,981,585)
Total stockholders' equity	23,066,153

Total liabilities and stockholders' equity	$26,783,966

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

Cost of revenues

Cost of revenues includes the cost of real estate sold and rented as well as costs directly attributable to the properties sold such as marketing, selling and depreciation. For the periods ended March 31, 2007 and 2006, there were no costs of revenues related to the rental income recorded.

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

Comprehensive income

Comprehensive income includes all changes in equity except those resulting from investments by and distributions to owners, or translation adjustments from foregin currency.

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

5. Loans to Affiliate – Emvelco RE Corp

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

Completed sale of Navigator

On February 16, 2007, the Company closed a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with Marivaux Investments Limited (“MIL”) and Fleminghouse Investments Limited (“FIL” and collectively with MIL, the “Buyers”). Pursuant to the Sale and Purchase Agreement, the Company sold 100% of the Company’s interest in Navigator (a wholly-owned subsidiary of the Company) for $4,034,191 consisting of $3,200,000 in cash and 622,531 shares of the Company’s common stock, excluding estimated transaction costs and success fees. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company intends to cancel the Emvelco common stock acquired during the disposition.

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

As of the Effective Date, under the Investment Agreement, each loan made to Verge is due on demand or upon maturity on January 14, 2008. If the Company requests that the funds be paid on demand prior to maturity, then Verge shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid in the form of shares of common stock of the Company, which will be computed by dividing the dollar amount of the 10% discount by the market price of the Company's shares of common stock. The terms of the loans require that the Company, be paid-off the greater of (i) the principal including 12% interest per annum or (ii) 33% of all gross profits derived from the Verge Property. In addition, the Company has the right to acquire the Verge Property for a purchase price of $15,000,000 through January 1, 2015. The purchase is payable $10,000,000 in cash and $5,000,000 in shares of common stock of the Company, or entirely in cash at the Company's discretion.

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

(b) Verge Project – Verge is pursuing construction loan and mezzanine financing for the Verge Property. The Company is seeking to participate in financing of a construction loan though a commercial bank and/or private investors potentially as mezzanine lender with equity rider, as well as considering the possible exercise of the Company’s option to purchase the Verge Property, and timing thereof.

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

According to the Term Sheet that will be formally documented in an Agreement with associated exhibits, License Agreement and Warrants by and between the Company and Dr. Danny Rittman in connection with the formation and initial funding of Micrologic for the design and production of EDA applications and Integrated Circuit ("IC") design processes. The Term Sheet provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. Initially, the Company owns 25.1% and Dr. Rittman owns 74.9% of Micrologic, Inc. but such equity positions would be revised depending upon the exercise of the warrants as follows: (1) Warrant A - the Company shall be granted a two year option to acquire an additional 10% of Micrologic for $1 million (2) Warrant B - the Company shall be granted a three year option to acquire an additional 15% of Micrologic for $3 million. The consideration of warrants A and B can be paid at the discretion of the Company, 50% in cash and 50% in the Company’s shares. No warrants have been issued. The outstanding amount of the Company’s investment in Micrologic is $150,000 as of March 7, 2007.

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

Depreciation and amortization

The following table summarizes depreciation and amortization for the three months ended March 31, 2007 and 2006:

Three months ended March 31,	2007	2006
Depreciation			$$107,730
Amortization of intangibles			$347,490
Total depreciation and amortization		$	$ 455,220

In lieu of disposals, depreciation has decreased by $455,220 compared to the same period in 2006.

Interest income (expense)

The following table summarizes interest income (expense) for the three months ended March 31, 2006:

Period ended March 31,	2007	2006
Interest income	$618,405	-
Interest expense	(56,851)

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

As the Company disclosed in its Form 8-K filed on April 30, 2007, on April 25, 2007, Deloitte Kft. (the "Former Auditor") advised the Company that it has resigned as the Company's independent auditor. The Former Auditor maintained, among other things, that the Company failed to provide adequate records with respect to certain transactions. The Company disputes this contention and maintains that its disclosure controls and procedures were effective as of March 31, 2007. The Former Auditor furnished a letter to the Company, which letter was filed May 14, 2007, as an exhibit to Form 8-K/A.

Notwithstanding the foregoing, on April 19, 2007, the Company received a Nasdaq Staff Determination (the "Determination") indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(14) requiring the Company to file its Form 10-KSB for the year ended December 31, 2006 with the Securities and Exchange Commission and that its securities are, therefore, subject to delisting from the Nasdaq Capital Market. The Company requested and received a hearing before a Nasdaq Listing Qualifications Panel (the "Panel") to review the Determination.

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

DELOITTE RESIGNATION –

DELOITTE RESIGNATION –

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

Appointment of New Auditors - Robison, Hill & Co. ("RHC") –

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

(5) Filed as an exhibit to Form 8-K on December 21, 2005.

(6) Filed as an exhibit to Form 8-K on June 23, 2006

(7) Filed as an exhibit to Form 8-K on February 20, 2007

(8) Filed as an exhibit to Form 8-K on May 16, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, California, on June 5, 2007.

EMVELCO CORP.

By _/s/Yossi Attia
Yossi Attia
Chief Executive Officer and Principal Financial Officer