Form 10QSB
period 2007-06-30
EMVELCO CORP.
filed 2007-08-14
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)
|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  X    No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes [_]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	4,609,181
(Class)	(Outstanding at July 31, 2007)

Transitional Small Business Disclosures Format (Check one): Yes [_] No [X]

EMVELCO CORP.

INDEX

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet as of June 30, 2007	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the six and three months ended June 30, 2007 and same periods ended June 30, 2006	4

	Condensed Consolidated Statements of Stockholders' equity for the six months ended June 30, 2007	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and for the six months ended June 30, 2006	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Controls and Procedures	46

PART II.	Other Information	47

Signature		52

EMVELCO CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$70,968
Related party receivable (Note 12)	450,000
Prepaid and other current assets	331,672

Total current assets	852,640

Restricted cash - certificate of deposit (Note 3)	8,301,935
Investment in Micrologic, Inc (Note 4)	-
Loan to Affiliate - Emvelco RE Corp (Note 5)	9,440,740
Loan to Affiliate - Verge Living Corporation (Note 5)	10,158,222
Intangible asset, Patents	10,857

Total assets	$28,764,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other current liabilities	22,261
Accrued expenses	409,261

Total current liabilities	431,522

Secured Bank loan (Note 6)	5,811,261
Total liabilities	6,242,783

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $.001 par value - Authorized 35,000,000 shares;
5,889,074 shares issued of which 4,609,181 shares are outstanding	4,609
Additional paid-in capital	52,224,829
Accumulated deficit	(27,595,655)
Accumulated other comprehensive income	5,539
Treasury stock - 1,279,893 Common shares, at cost	(2,117,711)
Total stockholders' equity	22,521,611

Total liabilities and stockholders' equity	$28,764,394

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)

	Six months ended		Three months ended
	June 30		June 30
	2007	2006*)	2007	2006*)

Revenues	-	-	-	-

Cost of revenues (Exclusive of depreciation and amortization shown separately below)	-	-	-	-

Operating expenses
Compensation and related costs	238,546	1,469,412	157,358	707,646
Severance to officer	-	750,000	-	750,000
Consulting, director and professional fees	430,684	898,030	221,613	476,354
Other selling, general and administrative expenses	203,430	701,164	128,268	421,731
Software development expense	98,900	-	98,900	-
Total operating expenses	971,560	3,818,606	606,139	2,355,731
Operating loss	(971,560)	(3,818,606)	(606,139)	(2,355,731)
Interest income	889,175	-	270,770	-
Interest expense	(137,329)	-	(80,478)	-
Net interest income	751,846	-	190,292	-

Other income	13,899	-	7,521	-

Loss from continuing operations	(205,815)	(3,818,606)	(408,326)	(2,355,731)
Income from discontinued operations, net of tax (Note 7)	-	9,749,298	-	9,315,995

Net income (Loss)	(205,815)	5,930,692	(408,326)	6,960,264

Other comprehensive (loss) income	-	(86,164)	-	(379,384)

Comprehensive income (Loss)	(205,815)	$5,844,528	(408,326)	$6,580,880

Loss per share, from continuing operations, basic and diluted	$(0.04)	$(0.65)	$(0.09)	$(0.40)
Income per share from discontinued operations, basic and diluted		$1.67		$1.59
Net income (Loss) per share, basic and diluted	$(0.04)	$1.02	$(0.09)	$1.19
Weighted average number of shares outstanding, basic and diluted	4,862,553	5,840,606	4,646,023	5,842,059

*) - Reclassified

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
	Number of		Paid-in	Accumulated	Income	Treasury	Stockholders'
	shares	Amount	Capital	Deficit	(Loss)	Stock	Equity
Balances, January 1, 2005	5,342,533	$5,343	$50,799,548	$(35,982,726)	$108,266	$(1,115,412)	$13,815,019
Foreign currency translation loss	-	-	-	-	(8,585)	-	(8,585)
Compensation charge on share options and warrants issued to consultants	-	-	192,294				192,294
Issuance of shares (Navigator acquisition)	441,566	441	1,681,693	-	-	-	1,682,134
Cancellation of treasury stock	-	-	(1,115,412)	-	-	1,115,412	-
Net income for the year	-	-	-	1,680,295	-	-	1,680,295
Balances, December 31, 2005	5,784,099	$5,784	$51,558,123	$(34,302,431)	$99,681	-	$17,361,157
Foreign currency translation loss	-	-	-	-	(94,142)	-	(94,142)
Compensation charge on share options and warrants issued to employees, directors and consultants	-	-	341,206				341,206
Issuance of shares to the President	104,975	105	325,500	-	-	-	325,605
Treasury stock	(476,804)	(476)	-	-	-	(994,884)	(995,360)
Net income for the year	-	-	-	6,912,591	-	-	6,912,591
Balances, December 31, 2006	5,412,270	$5,413	$52,224,829	$(27,389,840)	$5,539	$(994,884)	$23,851,057
Treasury stock - Open Market	(180,558)	(181)	-	-	-	(288,636)	(288,817)
Treasury stock - Navigator Sale	(622,531)	(623)	-	-	-	(834,191)	(834,814)
Net loss for the period	-	-	-	(205,815)	-	-	(205,815)
Balances, June 30, 2007	4,609,181	$4,609	$52,224,829	$(27,595,655)	$5,539	$(2,117,711)	$22,521,611

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2007	2006*)

Operating activities from continuing operations	(1,113,019)	(2,272,490)

Net cash provided by (used in) operating activities	(1,113,019)	(2,272,490)

Cash flows from investing activities:
Purchase of property and equipment	-	(250,284)
Cash from sale of discontinued operations - Euroweb Hungary and Romania	-	21,496,533
Cash received from sale of discontinued operations - Navigator	3,200,000	-
Loan advances to ERC	(7,360,021)	(2,767,500)
Purchase of patents	(4,347)	-

Net cash used in investing activities	(4,164,368)	18,478,749

Cash flows from financing activities:
Proceeds from secured bank loans	5,811,261	-
Repayment of bank loans	(3,000,000)	(136,905)
Utilization of bank overdraft	-	49,414
Principal payments under capital lease obligations	-	(28,522)
Payments to acquire treasury stock	(289,439)	(66,044)

Net cash used in financing activities	2,521,822	(182,057)

Effect of exchange rate changes on cash and cash equivalents		216

Net decrease in cash and cash equivalents	(2,755,565)	16,024,418
Cash and cash equivalents, beginning of period	2,826,533	1,568,690
Cash and cash equivalents, end of period	70,968	17,593,108

Supplemental disclosure:
Cash paid for interest	(137,329)	49,839
Cash received for interest	889,175	-

Summary of non-cash transactions:
Shares issued to the President	-	177,083
Treasury shares acquired in sale of subsidiary	834,191	-

*) - Reclassified

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization and Business

Emvelco Corp. (“Emvelco”), formerly known as Euroweb International Corp., is a Delaware Corporation, which was incorporated on November 9, 1992. Emvelco and its consolidated subsidiaries are collectively referred to herein as the “Company”. The Company's authorized capital stock consists of 35,000,000 shares with a par value of $0.001 per share. As of June 30, 2007, 5,889,074 shares are issued and 4,609,181 shares are outstanding.

The Company is a holding company and it invests in real estate development, financing and investment business in the United States of America (“US”). The Company commenced operations in the investment real estate industry through the acquisition of an empty, non-operational, wholly-owned subsidiary, Emvelco RE Corp., a Nevada corporation (“ERC”), which was acquired in June 2006. Primary activity of ERC includes investment, development and subsequent sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies, directly or via majority or minority owned affiliates. The Company also has an investment in Micrologic, Inc., a Nevada corporation (“Micrologic”), a software development company. The Company’s headquarters are located in Beverly Hills, California.

On December 15, 2005, the Board of Directors decided to sell 100% of Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 19, 2005, the Company entered into a share purchase agreement to sell 100% of the Company’s interest in Euroweb Hungary and Euroweb Romania. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006. For the period ended June 30, 2006, the Euroweb Hungary and Euroweb Romania operations have been presented as discontinued operations in the Company’s consolidated financial statements.

In September 2006, ERC formed Lorraine Properties, LLC (“Lorraine”), a Nevada limited liability company. In October 2006, ERC acquired majority ownership in non-operational asset holding companies as follows: 66.67% of Stanley Hills LLC (“Stanley”), a Nevada limited liability company and 51% of AR 846 Huntley, LLC (“Huntley, a California limited liability company.

Emvelco and its wholly-owned subsidiary ERC entered into an Agreement and Plan of Exchange (“Exchange Agreement”) dated December 31, 2006 with Verge Living Corporation (“Verge”), a Nevada corporation, and Verge’s sole shareholder, The International Holdings Group Ltd. (“TIHG”) a corporation formed and registered in the Marshall Islands and controlled by a third party. The Exchange Agreement closed on December 31, 2006. Pursuant to the Exchange Agreement, ERC issued shares to TIHG in exchange for 100% of the outstanding securities of Verge. Subsequent to the exchange, Emvelco’s ownership in ERC was diluted to 43.33%, while TIHG owned the remaining 56.67%. Verge became a wholly-owned subsidiary of ERC. ERC directly owns 33.33% of AP Holdings Limited (“AP Holdings”), a Jersey Island non operating holding company. Such interest was acquired prior to any affiliation with the Company. AP Holdings owns 100% of Atia Projekt d.o.o, a Croatian Company (“Atia project”), a real estate development company. AP Holdings is controlled by Mr. Shalom Atia, the brother of the Company’s CEO.

On February 16, 2007, the Company entered into a Sale and Purchase Agreement (the “Navigator Agreement”) to sell 100% of Navigator Informatika Rt. (“Navigator”), a wholly-owned subsidiary of the Company. For the period ended June 30, 2006, the operations of Navigator have been presented as discontinued operations in the Company’s consolidated financial statements.

On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the "Stock Transfer Agreement") between ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. Pursuant to the Stock Transfer Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the "Shares") in ERC to TIHG to submit to ERC for cancellation and return to Treasury. Pursuant to this Agreement, the Company retains its original option to acquire Verge (see Notes 7, 12).

On June 5, 2007, the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange (the "Investment Target"). In addition, the Investors intend to transfer rights and control of various real estate projects to the Investment Target. Upswing has agreed to locate the Investment Target. The Investors and the Investment Target will then effect a transaction, pursuant to which the Investors and/or the Investors' affiliates will acquire 76% of the Investment Target in consideration of the transfer of the rights to the various real estate projects to the Investment Target (the "Transaction"). Upswing, among other items, will advise the Investors on the steps necessary to effectuate the contemplated transfer of real estate project rights to the Investment Target.

On July 16, 2007, the Company delivered Notice of Exercise of Options ("Notice") to ERC, The TIHG, Verge and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties.

The closing of the acquisitions set forth in the Notice is contingent upon the closing of that Upswing Agreement.

Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, intends to exercise its option (the "Verge Option") to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Company initially acquired the Verge Option pursuant to the Investment Agreement, dated as of June 19, 2006 (the "Investment Agreement"), between Verge, which was then known as AO Bonanza Las Vegas, Inc. and the Company. The Verge Option is exercisable in the amount of $15,000,000, payable by combination of the outstanding loan amount owing to the Company under the Investment Agreement, up to $10,000,000, and Company common stock valued at $5,000,000. The terms of the Verge Option exercise are different than the original terms set forth in the Investment Agreement.

Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, further intends to exercise its option (the "Sitnica Option") to purchase ERC's derivative rights and interest in Sitnica d.o.o. through ERC's holdings (one-third (1/3) interest) in AP Holdings Limited ("AP Holdings"), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. (excluding ERC's interest in AP Holdings). The Sitnica Option is exercisable in the amount of $4,000,000, payable by reducing the outstanding loan amount owing to the Company under the Investment Agreement by $3,550,000 and reducing the Company's deposit with Shalom Atia, Trustee of AP Holdings, by $450,000.

On July 23, 2007, the Company finalized its second agreement with Upswing (the "Second Upswing Agreement"). The Upswing Agreement effects certain of the terms and provisions set forth in the Upswing Agreement") with Upswing. The Upswing Agreement was entered into on June 5, 2007 and reported on the Company's Form 8-K filed June 11, 2007. The Upswing Agreement was entered into by and between the Company and Darren Dunckel (chief executive officer of ERC), and Upswing. The Upswing Agreement was entered into by and between AP Holdings Ltd. ("AP Holdings") and the Company (collectively, AP Holdings and the Company are referred to as the "Kidron Investors") and Upswing. The brother of the chief executive officer of the Company is an equity owner in AP Holdings.

Pursuant to the Second Upswing Agreement, and as contemplated in the Upswing Agreement, Upswing purchased control of an entity traded on the Tel-Aviv Stock Exchange named Kidron Industrial Holdings Ltd. ("Kidron"). The Kidron Investors and Upswing will effect a transaction (the "Kidron Transaction") pursuant to which the Kidron Investors will acquire 72.11% of Kidron (to be allocated 60% to the Company, and 40% to AP Holdings), in exchange for the transfer of the rights to certain real estate projects in Las Vegas and Croatia. Upswing, will advise the Kidron Investors on the steps necessary to effectuate the Upswing Transaction. Following the closing of the Upswing Transaction (the "Closing"), Kidron will undertake a financing to raise additional capital (the "Financing").

On July 19, 2007, as contemplated in the Upswing Agreement, the Company also entered into an agreement between Kidron and the Investors (the "Kidron Agreement"). The Kidron Agreement provides that the Kidron Investors will transfer certain interests in real estate projects in Las Vegas and Croatia to Kidron in consideration of shares of Kidron, equal to 72.11% of the issued capital stock of Kidron. The shares will be allocated between the Investors 60% to the Company and 40% to AP Holdings. Further, Kidron will issue shares to Appswing, which shall constitute 13.66% of the issued capital stock of Kidron.

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

The consolidated financial statements include the accounts of Emvelco and the subsidiaries it controls. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity. For the period from June 14, 2006 to December 30, 2006, ERC was a wholly owned subsidiary of Emvelco. From January 1 2007, after the exchange with TIHG, ERC is no longer a controlled subsidiary of the Company and is not consolidated. The Company’s interest in Micrologic has been consolidated at June 30, 2007 in accordance with FIN46R, “Consolidation of Variable Interest Entities”, due to Micrologic’s sole reliance on the Company to finance its’ ongoing business activities. Emvelco has exposure to a majority of the expected losses and/or expected residual returns of Micrologic.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Form 10K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Based on the Company’s analysis at the date of acquisition, as well as all other reconsideration events as defined under FIN 46R, management determined that despite the various ownership interests, Emvelco was not the primary beneficiary of ERC and all of its subsidiaries, including Lorraine, Stanley, AP Holdings, and Huntley. Therefore, Emvelco does not consolidate ERC as of June 30, 2007. The primary beneficiary of ERC is TIHG, an unrelated company, which owns 100.00% of ERC, and will therefore consolidate ERC. The Company’s interest in Micrologic has been consolidated at June 30, 2007 due to Micrologic’s sole reliance on the Company to finance its’ ongoing business activities. Emvelco has exposure to a majority of the expected losses and/or expected residual returns of Micrologic. Upon closing the Kidron acquisition, if at all, the Company should consolidate Kidron (which will consolidate Verge and Sitnica).

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

Other than those classified within discontinued operations, the Company did not have any marketable securities within continuing operations for the years ended June 30, 2007, as the consideration received during the period.

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

Equipment purchased under capital leases is stated at the lower of fair value and the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of leased equipment using the straight-line method over the shorter of estimated useful life and the lease term. During the periods ended June 30, 2007 and 2006, the Company did not enter into any capital leases.

Recurring maintenance on property and equipment is expensed as incurred.

Any gain or loss on retirements and disposals is included in the results of operations in the period of the retirement or disposal. No retirements and disposals occurred for the periods ended June 30, 2007 and 2006 for the Company’s continuing operations.

Goodwill and intangible assets

Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of identifiable net assets acquired at the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based on discounted future cash flows. There was no goodwill related to the Company’s continuing operations for the periods ended June 30 2007 and 2006, respectively - other than Navigator which was presented as discontinued operation.

Intangible assets that have finite useful lives, whether or not acquired in a business combination, are amortized over their estimated useful lives, and also reviewed for impairment in accordance with SFAS 144. The Company’s consolidated VIE, Micrologic, holds software patents at June 30, 2007 for $10,857.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the effect of dilutive potential common shares issuable upon exercise of stock options and warrants. There were no dilutive options and warrants for the periods ended June 30, 2007 and 2006. Stock options and warrants convertible into 690,125 and 779,067 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the periods.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the quarters ended June 30, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at June 30, 2007.

Software development

The Company’s consolidated VIE, Micrologic, is engaged in the design and production of Electronic Design Automation (“EDA”) applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBoxTM tools suite, which is a smart platform designed to accelerate IC's design time and shrink time to market factor. Micrologic expenses software development costs during the early stages of product development as the likelihood of earning future revenues is uncertain.

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

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with SEC guidance provided in the SAB 107, using a “simplified” method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options

The Company did not grant any share-based payments during the period ended June 30, 2007. The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the year ended December 31, 2006:

Year ended
Categories of cost and expenses	December 31, 2006

Compensation and related costs	$21,241
Consulting, professional and directors fees	249,454
Total stock-based compensation expense	$270,695

In addition to stock-based compensation expense for employees and directors, the Company recognized in 2006 compensation expense of $70,511 related to options and warrants granted to consultants.

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

The outstanding balance on the line of credit was $5,811,261 as of June 30, 2007 (see note 6).

4. Investment in Micrologic, Inc.

On October 11, 2006, the Company committed itself in the financing of Micrologic, Inc. (“Micrologic”), a Nevada corporation, engaged in the design and production of Electronic Design Automation (“EDA”) applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBoxTM tools suite, which is a smart platform designed to accelerate IC's design time and shrink time to market factor. The agreement provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. The Company owns 25.10% of Micrologic; however such equity positions might be revised contingent upon the exercise of the warrants. As of June 30, 2007, $300,000 was transferred as part of this commitment, and no warrants were issued.

The Company’s interest in Micrologic has been consolidated at June 30, 2007 in accordance with FIN46R, “Consolidation of Variable Interest Entities”. The Company is the primary beneficiary of Micrologic due to the VIE’s reliance on Emvelco to finance its’ ongoing business and software development activities.

5. Loans to Affiliates - Emvelco RE Corp and Verge Living Corporation

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bear interest at an annual rate of 12% and the line of credit has a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development. On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the "Stock Transfer Agreement") with ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. The effective date of the Stock Transfer Agreement is January 1, 2007 (the "Effective Date"). All rights assigned to the Company under the Investment Agreement will be considered to be assigned as of the Effective Date. Accordingly, as of the Effective Date, the Company shall be the sole secured and primary beneficiary under the Investment Agreement (See Note 7).

On July 16, 2007, the Company delivered a Notice of Exercise of Options ("Notice") to ERC, TIHG, Verge and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties. Pursuant to the Notice, Emvelco, subject to performance under the Upswing Agreement, intends to exercise its option (the "Verge Option") to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Verge Option is exercisable in the amount of $15,000,000, payable by combination of the outstanding loan amount owing to the Company under the Investment Agreement, up to $10,000,000, and Company common stock valued at $5,000,000. The terms of the Verge Option exercise are different than the original terms set forth in the Investment Agreement. Upon exercise of said Option, the Company will issue new 925,925 preferred shares as consideration for 75,000 shares of Verge.

At June 30, 2007, the outstanding loan balances were as follows:

Emvelco RE Corp
Capital of loans provided:	$8,307,417
Accrued interest on loan	1,133,323
Sub -Total	$9,440,740

Verge Living Corporation*)
Capital of loans provided:	$9,451,378
Accrued interest on loan	706,844
Sub -Total	$10,158,222

*) Pursuant to exercise of said option, the sum of $10,000,000 from the above loan proceeds will be capitalized into additional paid in capital of the Company.

6. Secured Bank Loans

The Company’s real estate investment operations require substantial up-front expenditures for land development contracts and construction. Accordingly, the Company requires a substantial amount of cash on hand, as well as funds accessible through lines of credit with banks or third parties, to conduct its business.  The Company has financed its working capital needs on a project-by-project basis, primarily with secured loans from banks (see note 3) and debt via the All Inclusive Trust Deed Agreement (AITDA), and with the existing cash of the Company.

At June 30, 2007, the outstanding secured loan balances were as follows:

Project name	Principal Amount	Annual Interest Rate	Expiration

General financing (line of credit)	$5,811,261	5.87%	2008

Total principal amounts of loans	$5,811,261
Less current portion	-
Long term portion of loans	$5,811,261

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

Completed sale of Navigator

On February 16, 2007, the Company entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with Marivaux Investments Limited (“MIL”) and Fleminghouse Investments Limited (“FIL” and collectively with MIL, the “Buyers”). Pursuant to the Sale and Purchase Agreement, the Company sold 100% of the Company’s interest in Navigator (a wholly-owned subsidiary of the Company) for $4,034,191 consisting of $3,200,000 in cash and 622,531 shares of the Company’s common stock, excluding estimated transaction costs and success fees. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company intends to cancel the Emvelco common stock acquired during the disposition.

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

Result of Discontinued Operation

The following table shows the details of result of discontinued operation per reporting units for the three and six months ended June 30, 2006 as follows:

Country / Three and Six months ended June 30, 2006	3 months	6 months
Income from discontinued Navigator operations	$755,839	$1,434,028
Loss from discontinued Hungarian operations	(292,621)	(928,122)
Income from discontinued Romanian operations	197,951	588,566
Gain on disposal of the Hungarian and Romanian operations, net of tax	15,939,858	15,939,858
Impairment of Goodwill, Navigator	(7,285,032)	(7,285,032)
Income from discontinued operations	$9,315,995	$9,749,298

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

On October 11, 2006, the Company committed itself in the financing of Micrologic. The agreement provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. To date the Company has invested $300,000 leaving a future commitment of $700,000.

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

On April 26, 2006, a lawsuit was filed in the Delaware Court of Chancery (the "Court") by a stockholder of the Company against the Company, each of the Company's Directors and CORCYRA d.o.o., a stockholder of the Company that beneficially owned 39.81% of the Company's outstanding common stock at the date of the lawsuit. The Complaint is titled Laurence Paskowitz v. Csaba Toro et al., C.A. No. 2110-N (the “Complaint”) and was brought individually, and as a class action on behalf of certain of the Company's common stockholders, excluding defendants and their affiliates. The plaintiff alleged that the proposed sale of 100% of the Company's interest in the Company's two Internet and telecom related operating subsidiaries (the "Subsidiaries") constitutes a sale of substantially all of the Company's assets and required approval by a majority of the voting power of the Company's outstanding common stock under Section 271 of the Delaware General Corporation Law. The plaintiff also alleged the defendants breached their fiduciary duties in connection with the sale of the Subsidiaries, as well as the disclosures contained in the proxy statement filed on April 24, 2006. The plaintiff applied for a temporary restraining order seeking to enjoin the special meeting on May 15, 2006.

The Company denied any and all allegations of wrongdoing; however, in the interests of conserving resources, on April 28, 2006, the parties to the litigation entered into a Memorandum of Understanding (“MOU”) providing for, subject to confirmatory discovery by plaintiff, the negotiation of a formal stipulation of a settlement of the litigation. Pursuant to the MOU, the Board of Directors of the Company agreed to: (i) increase the vote required to approve the sale of 100% of the Company's interest in the Subsidiaries, (ii) revise the disclosure within the Proxy Statement to eliminate the bonus of up to US $400,000, which the Compensation Committee of the Company had the option to pay to select members of management, as the Board of Directors had previously elected to terminate the ability to pay such bonus and (iii) provide supplemental disclosure as contained in the Supplemental Proxy Statement to be mailed to stockholders and filed with the SEC on May 3, 2006.

The parties entered into a stipulation of settlement on April 3, 2007. The settlement provided for dismissal of the litigation with prejudice and was subject to Court approval. As part of the settlement, the Company agreed to attorneys' fees and expenses to plaintiff's counsel in the amount of $150,000. Pursuant to the stipulation of settlement, the Company sent out notices to the members of the class on May 3, 2007. A fairness hearing took place on June 8, 2007, where the Delaware Court of Chancery (the "Court") entered an Order and Final Judgment (the "Order"), approving the settlement of the Complaint, authorizing the parties to consummate the settlement in accordance with its terms, certifying the class and dismissing the litigation with prejudice. Pursuant to the settlement, the Company also sent out notices to the members of the class on May 3, 2007. A fairness hearing took place on June 8, 2007, and, as stated above, the Order was entered on June 8, 2007.

The Company filed a complaint in the Superior Court for the County of Los Angeles, against an attorney. The case was filed on February 14, 2007, and service of process has been done. In the complaint the Company is seeking judgment against this attorney in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. Defendant has not yet appeared in the action. The Company believes that it has a meritorious claim for the return of monies deposited with defendant in a trust capacity, and, from the documents in the Company’s possession, there is no reason to doubt the validity of the claim. However, management does not have any information on the collectibility of any judgment that might be entered in court. During April 2007 defendant returned $92,694 (70,000 Euros at the relevant time) which netted to $72,694 post legal expenses; the Company has granted him a 15-day extension to file his defense. Post the extension and in lieu of not filing a defense, the Company filed for a default judgment.

(d) Navigator Acquisition

The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. No provision was made, as Management received a verbal waiver until the end of 2007.

(e) Indemnities Provided Upon Sale of Subsidiaries

On April 15, 2005, the Company sold Euroweb Slovakia. According to the securities purchase contract (the “Contract”); the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties, or obligations as set in the Contract up to an aggregate amount of $540,000. The buyer shall not be entitled to make any claim under the Contract after the fourth anniversary of the date of the Contract. No claims have been made to-date. At June 30, 2007 the Company accrued $35,000 as the estimated fair value of this indemnity.

On May 23, 2006, the Company sold Euroweb Hungary and Euroweb Romania. According to the share purchase agreement (the “SPA”), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties or obligations as provided for in the SPA. The Company shall not incur any liability with respect to any claim for breach of representation and warranty or indemnity, and any such claim shall be wholly barred and unenforceable unless notice of such claim is served upon Emvelco by buyer no later than 60 days after the buyer’s approval of Euroweb Hungary and Euroweb Romania’s statutory financial reports for the fiscal year 2006, but in any event no later than June 1, 2007. In the case of Clause 8.1.6 (Taxes) or Clause 9.2.4 of SPA, the time period is five years from the last day of the calendar year in which the closing date occurs. No claims have been made to date. At June 30, 2007, the Company has accrued $201,020 as the estimated fair value of this indemnity.

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

On May 31, 2007, the Company, ERC and Mr. Attia entered into a MOU, which resulted in the termination of Mr. Attia’s employment with ERC, cancelling the Amendment of August 14, 2006 and effective January 1, 2007 assuming all of the terms of employment of Mr. Attia with the Company instead of ERC. The negation of the Amendment effectively cancels Mr. Attia’s rights to share compensation from January 1, 2007, and will instead entitle Mr. Attia to a pro-ration number of shares from August 14, 2006 until December 31, 2006. The Company made the provision of $72,324 for Mr. Attia’s shareholder equity entitlement in its financial statements.

Through its share repurchase program and Navigator sale, the Company acquired 1,279,893 shares of its common stock at a cost of $2,117,711 as of June 30, 2007.

There were no options or warrants exercised in the years ended June 30, 2007.

Pursuant to the Sale and Purchase Agreement of Navigator, the Company received 622,531 shares of the Company’s common stock as partial consideration on February 16, 2007 (the Closing Date). The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007. The Company intends to cancel the Emvelco common stock acquired during the disposition in the amount of $834,192.

Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, intends to exercise its option (the "Verge Option") to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Company initially acquired the Verge Option pursuant to the Investment Agreement, dated as of June 19, 2006 (the "Investment Agreement"), between Verge, which was then known as AO Bonanza Las Vegas, Inc. and the Company. The Verge Option is exercisable in the amount of $15,000,000, payable by combination of the outstanding loan amount owing to the Company under the Investment Agreement, up to $10,000,000, and Company common stock valued at $5,000,000. The terms of the Verge Option exercise are different than the original terms set forth in the Investment Agreement.

Pursuant to the Notice and upon actual exercise, the Company will issue 925,925 new Emvelco preferred shares to TIHG for all Verge outstanding shares. The number of preferred shares in consideration for $5,000,000 was calculated at $5.40 per share based on the Company share book value in the recent 10QSB/A filing -that was filed on June 5, 2007, plus 10% premium to the Company - as agreed between the parties under the June Investment Agreement. After issuance, TIHG will hold approximately 16.46% of all outstanding shares of the Company assuming the full conversion of the preferred stock.

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

The following table summarizes the total number of shares for which options have been issued (Stock Option Plan, 2004 Incentive Plan, Employment Agreements and grants to Directors) and are outstanding:

	2006		2005
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, January 1,	705,000	$4.20	654,000	$5.33
Granted	-	-	300,000	3.62
Exercised	-	-	-	-
Forfeited or expired	(275,000)	4.78	(249,000)	6.47
Outstanding, December 31	430,000	$3.84	705,000	$4.20

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

11. Treasury Stock

In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group is acting as agent for the Company stock repurchase program. As of June 30, 2007, the Company acquired 1,279,893 shares of its common stock at a cost of $2,117,711.

Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

Pursuant to the Sale and Purchase Agreement of Navigator, the Company received 622,531 shares of the Company’s common stock as partial consideration on February 16, 2007 (the Closing Date). The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007. The Company intends to cancel the Emvelco common stock acquired during the disposition in the amount of $834,192.

12. Subsequent events

On July 11, 2007, the Company finalized an Agreement dated as of July 5, 2007 (the "Agreement") with ERC. Pursuant to the Agreement, ERC sold and conveyed to the Company, three (3) real estate properties (collectively, the "Properties") presently under construction as follows: a) certain property which has the address of 347 N. Laurel Avenue, Los Angeles, California 90048 (the "Laurel Property"); b) certain property which has the address of 360 N. Harper Avenue, Los Angeles, California 90048 (the "Harper Property"); and (c) certain property which has the address of 435 N. Edinburgh Avenue, Los Angeles, California 90048 (the "Edinburgh Property").

The Properties were acquired by the Company "as is, where is", pursuant to All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents for the total consideration of $5.6 million as follows: (i) the Laurel Property in consideration of securing indebtedness in the principal amount of $1,850,000, (ii) the Harper Property in consideration of securing indebtedness in the principal amount of $1,900,000, and (iii) the Edinburgh Property in consideration of securing indebtedness in the principal amount of $1,850,000.

Each of the All-Inclusive Purchase Money Deeds of Trust ("AIDT") encompasses the existing encumbrances on each of the Properties; therefore, the Company is not required to fund cash upon closing. Each of the AIDTs provides for repayment of the indebtedness evidenced by ERC's All Inclusive Promissory Notes which shall be due and payable on August 5, 2010 or upon sale of the Properties (whichever occurs first). In addition, the All-Inclusive Deeds of Trust as set forth above are subject and subordinate to those certain Deeds of Trust recorded in the name of East West Bank.

The Company agreed to complete construction on all three Properties.The Harper property development was completed, the Company received Certificate of Occupancy on July 17, 2007, and on July 20, 2007 the Company closed the sale of Harper property for $2,300,000 as gross proceeds. The two remaining properties are under development and the Company estimates they will be complete during the third quarter. Both remaining properties are in escrows with third parties for sale upon completion in cumulative amount of $6,650,000.

On July 16, 2007, the Company delivered a Notice of Exercise of Options ("Notice") to ERC, TIHG, Verge and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties.

The closing of the acquisitions set forth in the Notice is contingent upon the closing of that certain Agreement, dated as of June 5, 2007, by and between the Company, the Company's chief executive officer Yossi Attia, and Darren C. Dunckel (collectively, the "Investors"), and a third party, Upswing, Ltd., (the "Upswing Agreement"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange (the "Investment Target"). In addition, the Investors intend to transfer rights and control of various real estate projects to the Investment Target.

Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, intends to exercise its option (the "Verge Option") to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Company initially acquired the Verge Option pursuant to the Investment Agreement, dated as of June 19, 2006 (the "Investment Agreement"), between Verge, which was then known as AO Bonanza Las Vegas, Inc. and the Company. The Verge Option is exercisable in the amount of $15,000,000, payable by combination of the outstanding loan amount owing to the Company under the Investment Agreement, up to $10,000,000, and Company common stock valued at $5,000,000. The terms of the Verge Option exercise are different than the original terms set forth in the Investment Agreement.

Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, further intends to exercise its option (the "Sitnica Option") to purchase ERC's derivative rights and interest in Sitnica d.o.o. through ERC's holdings (one-third (1/3) interest) in AP Holdings Limited ("AP Holdings"), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. (excluding ERC's interest in AP Holdings). The Sitnica Option is exercisable in the amount of $4,000,000, payable by reducing the outstanding loan amount owing to the Company under the Investment Agreement by $3,550,000 and reducing the Company's deposit with Shalom Atia, Trustee of AP Holdings, by $450,000.

On July 23, 2007, the Company finalized its second agreement with Appswing Ltd. (the "Appswing Agreement"). The Appswing Agreement effectuates certain of the terms and provisions set forth in the first agreement (the "First Agreement") with Upswing Ltd. The First Agreement was entered into on June 5, 2007 and reported on the Company's Form 8-K filed June 11, 2007. The First Agreement was entered into by and between the Company and Darren Dunckel (chief executive officer of ERC), and Appswing (translated as Upswing). The Appswing Agreement was entered into by and between AP Holdings Ltd. ("AP Holdings") and the Company (the "Investors") and Appswing Ltd. ("Appswing"). The brother of the chief executive officer of the Company is an equity owner in AP Holdings.

Pursuant to the Appswing Agreement, and as contemplated in the First Agreement, Appswing purchased control of an entity traded on the Tel-Aviv Stock Exchange named Kidron Industrial Holdings Ltd. ("Kidron"). The Investors and Appswing will effectuate a transaction (the "Transaction") pursuant to which the Investors will acquire 72.11% of Kidron (to be allocated 60% to the Company, and 40% to AP Holdings), in exchange for the transfer of the rights to certain real estate projects in Las Vegas and Croatia. Appswing will advise the Investors on the steps necessary to effectuate the Transaction. Following the closing of the Transaction (the "Closing"), Kidron will undertake a financing to raise additional capital (the "Financing").

Appswing will receive up to $1,000,000 (plus value added tax as applicable) in consideration from the Investors, payable as follows: (a) $250,000 paid to Appswing in June 2007 under the First Agreement (all of which was paid by the Company) (which shall be repayable with 12% interest if the Transaction does not close by September 2007 as a result of a breach by Appswing) and (b) $750,000 at the completion of the Financing.

In addition, upon the Closing, the Investors will purchase additional shares of Kidron, equal to approximately 4% of the outstanding shares of Kidron (to be allocated 60% to the Company and 40% to AP Holdings) from Appswing, for $3,250,000, payable as follows: (a) $1,250,000.00 upon Closing, and (b) $2,000,000.00 within 30 days of Closing.

If the Investors elect not to effect the Transaction, the Appswing Agreement will be terminated, and the Company's $250,000 initial payment made in June 2007 will be forfeited.

On July 19, 2007, as contemplated in the Appswing Agreement, the Company also entered into an agreement by and between Kidron and the Investors (the "Kidron Agreement"). The Kidron Agreement provides that the Investors will transfer certain interests in real estate projects in Las Vegas and Croatia to Kidron in consideration for shares equal to 72.11% of the issued capital stock of Kidron. The shares will be allocated 60% to the Company and 40% to AP Holdings. Further, Kidron will issue shares to Appswing, constituting 13.66% of the issued capital stock of Kidron.

The closing of the Kidron Agreement is subject to the completion of due diligence by the Investors and other conditions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Emvelco operates in the US. For the period from June 11, 2006 through December 30, 2006, ERC was a wholly owned subsidiary of Emvelco. On December 31, 2006, the Company entered into an Exchange Agreement with TIHG, whereby TIHG became the primary beneficiary of ERC. Thus, the Company is not required to consolidate ERC, but rather report the Company’s interest in ERC by using the equity method. On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the "ERC Agreement") with ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. Pursuant to the Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the "ERC Shares") in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign (the "Assignment") to the Company all rights in and to that certain Investment Agreement, dated as June 19, 2006, and all Amendments thereto (collectively, the "Investment Agreement") wherein ERC (from funds available to ERC from the Company) agreed to provide secured loans to Verge for the construction of a multi-use condominium and commercial property in Las Vegas, Nevada (the "Verge Property").

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

On October 11, 2006, the Company committed itself in the financing of Micrologic, Inc. (“Micrologic”), a Nevada corporation, engaged in the design and production of Electronic Design Automation (“EDA”) applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBoxTM tools suite, which is a smart platform designed to accelerate IC's design time and shrink time to market factor. The agreement provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. The Company owns 25.10% of Micrologic; however such equity positions might be revised contingent upon the exercise of the warrants. As of June 30, 2007, $300,000 was transferred as part of this commitment, and no warrants were issued.

The Company’s interest in Micrologic has been consolidated at June 30, 2007 in accordance with FIN46R, “Consolidation of Variable Interest Entities”. The Company is the primary beneficiary of Micrologic due to the VIE’s reliance on Emvelco to finance its’ ongoing business and software development activities.

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

In June 2006, the Company commenced operations in financial investments in the real estate industry through ERC and its subsidiaries. ERC has commenced developments in the real estate industry, which must satisfy the parameters set by the Board of Directors as follows:

•	Any investment in the real estate opportunity (the “Proposed RE Investment”), including loans, shall not exceed a planned period of three years;

•	The expected return on investment on the Proposed RE Investment will be at minimum 15% per year;

•	The Proposed RE Investment will not be leveraged in excess of $1.50 for each $1.00 invested in equity; and

•	Each Proposed RE Investment will have a clear exit strategy (i.e. purchase, development and sale) and no Proposed RE Investment intent will be to acquire income producing real estate.

As stated above, on May 14, 2007, the Company entered into the ERC Agreement pursuant to which the Company transferred and conveyed the ERC Shares to TIHG to submit to ERC for cancellation and return to treasury. ERC, TIHG and Verge agreed to assign the Assignment.

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

On July 16, 2007, the Company delivered Notice of Exercise of Options ("Notice") to Emvelco RE Corp., a Nevada corporation ("ERC"), The International Holdings Group Ltd., a Marshall Islands corporation, Verge Living Corporation, a Nevada corporation ("Verge") and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties.

The closing of the acquisitions set forth in the Notice is contingent upon the closing of the Agreement, dated as of June 5, 2007, by and between the Company, the Company's chief executive officer Yossi Attia, and Darren C. Dunckel (collectively, the "Investors"), and a third party, Upswing, Ltd., (the "Upswing Agreement"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange (the "Investment Target"). In addition, the Investors intend to transfer rights and control of various real estate projects to the Investment Target.

Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, intends to exercise its option (the "Verge Option") to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Company initially acquired the Verge Option pursuant to that certain Investment Agreement, dated as of June 19, 2006 (the "Investment Agreement"), between AO Bonanza Las Vegas, Inc. (currently known as Verge Living Corporation) and the Company. The Verge Option is exercisable in the amount of $15,000,000, payable by combination of the outstanding loan amount owing to the Company under the Investment Agreement, up to $10,000,000, and Company common stock valued at $5,000,000. The terms of the Verge Option exercise are different than the original terms set forth in the Investment Agreement.

Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, further intends to exercise its option (the "Sitnica Option") to purchase ERC's derivative rights and interest in Sitnica d.o.o. through ERC's holdings (one-third (1/3) interest) in AP Holdings Limited ("AP Holdings"), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. (excluding ERC's interest in AP Holdings). The Sitnica Option is exercisable in the amount of $4,000,000, payable by reducing the outstanding loan amount owing to the Company under the Investment Agreement by $3,550,000 and reducing the Company's deposit with Shalom Atia, Trustee of AP Holdings, by $450,000.

The Board of Directors of the Company has approved the Notice and ratified the transactions thereunder pursuant to Consent of the Board of Directors dated July 16, 2007; except that Yossi Attia abstained with respect to the vote and ratification of the Sitnica Option as his brother is an equity owner in AP Holdings.

On July 23, 2007, the Company finalized its second agreement with Appswing Ltd. (the "Appswing Agreement"). The Appswing Agreement effectuates certain of the terms and provisions set forth in the first agreement (the "First Agreement") with Upswing Ltd.. The First Agreement was entered into on June 5, 2007 and reported on the Company's Form 8-K filed June 11, 2007. The First Agreement was entered into by and between the Company and Darren Dunckel (chief executive officer of ERC), and Appswing (translated as Upswing). The Appswing Agreement was entered into by and between AP Holdings Ltd. ("AP Holdings") and the Company (the "Investors") and Appswing Ltd. ("Appswing"). The brother of the chief executive officer of the Company is an equity owner in AP Holdings.

Pursuant to the Appswing Agreement, and as contemplated in the First Agreement, Appswing purchased control of an entity traded on the Tel-Aviv Stock Exchange named Kidron Industrial Holdings Ltd. ("Kidron"). The Investors and Appswing will effectuate a transaction (the "Transaction") pursuant to which the Investors will acquire 72.11% of Kidron (to be allocated 60% to the Company, and 40% to AP Holdings), in exchange for the transfer of the rights to certain real estate projects in Las Vegas and Croatia. Appswing will advise the Investors on the steps necessary to effectuate the Transaction. Following the closing of the Transaction (the "Closing"), Kidron will undertake a financing to raise additional capital (the "Financing").

Appswing will receive up to $1,000,000 (plus value added tax as applicable) in consideration from the Investors, payable as follows: (a) $250,000 paid to Appswing in June 2007 under the First Agreement (all of which was paid by the Company) which shall be repayable with 12% interest if the Transaction does not close by September 2007 as a result of a breach by Appswing, and (b) $750,000 at the completion of the Financing.

In addition, upon the Closing, the Investors will purchase additional shares of Kidron, equal to approximately 4% of the outstanding shares of Kidron (to be allocated 60% to the Company and 40% to AP Holdings) from Appswing, for $3,250,000, payable as follows: (a) $1,250,000.00 upon Closing, and (b) $2,000,000.00 within 30 days of Closing.

If the Investors elect not to effect the Transaction, the Appswing Agreement will be terminated, and the Company's $250,000 initial payment made in June 2007 will be forfeited.

On July 19, 2007, as contemplated in the Appswing Agreement, the Company also entered into an agreement by and between Kidron and the Investors (the "Kidron Agreement"). The Kidron Agreement provides that the Investors will transfer certain interests in real estate projects in Las Vegas and Croatia in consideration of shares equal to 72.11% of the issued capital stock of Kidron. The shares will be allocated 60% to the Company and 40% to AP Holdings. Further, Kidron will issue shares to Appswing constituting 13.66% of the issued capital stock of Kidron.

The closing of the Kidron Agreement is subject to the completion of due diligence by the Investors and other conditions, including the approval of an agreement pursuant to which Mr. Yossi Attia, chief executive officer of the Company, will serve as chief executive officer of Kidron, and the approval of an agreement pursuant to which Mr. Shalom Attia, Mr. Yossi Attia's brother, will serve as Vice President to Kidron's operations in Europe. Mr. Yossi Attia will continue to serve as the chief executive officer of the Company.

The Board of Directors of the Company have approved the Appswing Agreement and the Kidron Agreement and ratified the transactions thereunder. Yossi Attia abstained with respect to the votes.

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

As of June 30, 2007, the Company held 1,279,893 treasury shares at a cost of $2,117,711.

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

(c) Acquisition of three assets under development

On July 11, 2007, the Company finalized an Agreement dated as of July 5, 2007 (the "Agreement") with Emvelco RE Corp., a Nevada corporation ("ERC"). Pursuant to the Agreement, ERC sold and conveyed to the Company, three (3) real estate properties (collectively, the "Properties") presently under construction as follows: a) That certain property which has the address of 347 N. Laurel Avenue, Los Angeles, California 90048 (the "Laurel Property"); b) That certain property which has the address of 360 N. Harper Avenue, Los Angeles, California 90048 (the "Harper Property"); and (c) That certain property which has the address of 435 N. Edinburgh Avenue, Los Angeles, California 90048 (the "Edinburgh Property").

The Properties were acquired by the Company "as is, where is", pursuant to All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents for the total consideration of $5.6 million as follows: (i) the Laurel Property in consideration of securing indebtedness in the principal amount of $1,850,000, (ii) the Harper Property in consideration of securing indebtedness in the principal amount of $1,900,000, and (iii) the Edinburgh Property in consideration of securing indebtedness in the principal amount of $1,850,000.

Each of the All-Inclusive Purchase Money Deeds of Trust ("AIDT") encompasses the existing encumbrances on each of the Properties; therefore, the Company is not required to fund cash upon closing. Each of the AIDTs provides for repayment of the indebtedness evidenced by ERC's All Inclusive Promissory Notes which shall be due and payable on August 5, 2010 or upon sale of the Properties (whichever occurs first). In addition, the All-Inclusive Deeds of Trust as set forth above are subject and subordinate to those certain Deeds of Trust recorded in the name of East West Bank.

The Company has agreed to complete construction on all three Properties. The Harper property development was completed, the Company received Certificate of Occupancy on July 17, 2007, and on July 20, 2007 the Company closed the sale of Harper property for $2,300,000 as gross proceeds. The two remaining properties are under development and the Company estimates they will be complete during the third quarter. Both remaining properties are in escrows with third parties for sale upon completion in cumulative amount of $6,650,000.

.
(d) Notice of Exercise of Options

On July 16, 2007, the Company delivered Notice of Exercise of Options ("Notice") to Emvelco RE Corp., a Nevada corporation ("ERC"), The International Holdings Group Ltd., a Marshall Islands corporation, Verge Living Corporation, a Nevada corporation ("Verge") and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties.

The closing of the acquisitions set forth in the Notice is contingent upon the closing of the Agreement, dated as of June 5, 2007, by and between the Company, the Company's chief executive officer Yossi Attia, and Darren C. Dunckel (collectively, the "Investors"), and a third party, Upswing, Ltd., (the "Upswing Agreement"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange (the "Investment Target"). In addition, the Investors intend to transfer rights and control of various real estate projects to the Investment Target.

Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, intends to exercise its option (the "Verge Option") to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Company initially acquired the Verge Option pursuant to that certain Investment Agreement, dated as of June 19, 2006 (the "Investment Agreement"), between AO Bonanza Las Vegas, Inc. (currently known as Verge Living Corporation) and the Company. The Verge Option is exercisable in the amount of $15,000,000, payable by combination of the outstanding loan amount owing to the Company under the Investment Agreement, up to $10,000,000, and Company common stock valued at $5,000,000. The terms of the Verge Option exercise are different than the original terms set forth in the Investment Agreement.

Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, further intends to exercise its option (the "Sitnica Option") to purchase ERC's derivative rights and interest in Sitnica d.o.o. through ERC's holdings (one-third (1/3) interest) in AP Holdings Limited ("AP Holdings"), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. (excluding ERC's interest in AP Holdings). The Sitnica Option is exercisable in the amount of $4,000,000, payable by reducing the outstanding loan amount owing to the Company under the Investment Agreement by $3,550,000 and reducing the Company's deposit with Shalom Atia, Trustee of AP Holdings, by $450,000.

The Board of Directors of the Company has approved the Notice and ratified the transactions thereunder pursuant to Consent of the Board of Directors dated July 16, 2007; except that Yossi Attia abstained with respect to the vote and ratification of the Sitnica Option as his brother is an equity owner in AP Holdings.

On July 23, 2007, the Company finalized its second agreement with Appswing Ltd. (the "Appswing Agreement"). The Appswing Agreement effectuates certain of the terms and provisions set forth in the first agreement (the "First Agreement") with Upswing Ltd... The First Agreement was entered into on June 5, 2007 and reported on the Company's Form 8-K filed June 11, 2007. The First Agreement was entered into by and between the Company and Darren Dunckel (chief executive officer of ERC), and Appswing (translated as Upswing). The Appswing Agreement was entered into by and between AP Holdings Ltd. ("AP Holdings") and the Company (the "Investors") and Appswing Ltd. ("Appswing"). The brother of the chief executive officer of the Company is an equity owner in AP Holdings.

Pursuant to the Appswing Agreement, and as contemplated in the First Agreement, Appswing purchased control of an entity traded on the Tel-Aviv Stock Exchange named Kidron Industrial Holdings Ltd. ("Kidron"). The Investors and Appswing will effectuate a transaction (the "Transaction") pursuant to which the Investors will acquire 72.11% of Kidron (to be allocated 60% to the Company, and 40% to AP Holdings), in exchange for the transfer of the rights to certain real estate projects in Las Vegas and Croatia. Appswing will advise the Investors on the steps necessary to effectuate the Transaction. Following the closing of the Transaction (the "Closing"), Kidron will undertake a financing to raise additional capital (the "Financing").

Appswing will receive up to $1,000,000 (plus value added tax as applicable) in consideration from the Investors, payable as follows: (a) $250,000 paid to Appswing in June 2007 under the First Agreement (all of which was paid by the Company) which shall be repayable with 12% interest if the Transaction does not close by September 2007 as a result of a breach by Appswing, and (b) $750,000 at the completion of the Financing.

In addition, upon the Closing, the Investors will purchase additional shares of Kidron, equal to approximately 4% of the outstanding shares of Kidron (to be allocated 60% to the Company and 40% to AP Holdings) from Appswing, for $3,250,000, payable as follows: (a) $1,250,000.00 upon Closing, and (b) $2,000,000.00 within 30 days of Closing.

If the Investors elect not to effect the Transaction, the Appswing Agreement will be terminated, and the Company's $250,000 initial payment made in June 2007 will be forfeited.

On July 19, 2007, as contemplated in the Appswing Agreement, the Company also entered into an agreement by and between Kidron and the Investors (the "Kidron Agreement"). The Kidron Agreement provides that the Investors will transfer certain interests in real estate projects in Las Vegas and Croatia in consideration of shares equal to 72.11% of the issued capital stock of Kidron. The shares will be allocated 60% to the Company and 40% to AP Holdings. Further, Kidron will issue shares to Appswing constituting 13.66% of the issued capital stock of Kidron.

The closing of the Kidron Agreement is subject to the completion of due diligence by the Investors and other conditions, including the approval of an agreement pursuant to which Mr. Yossi Attia, chief executive officer of the Company, will serve as chief executive officer of Kidron, and the approval of an agreement pursuant to which Mr. Shalom Attia, Mr. Yossi Attia's brother, will serve as Vice President to Kidron's operations in Europe. Mr. Yossi Attia will continue to serve as the chief executive officer of the Company.

The Board of Directors of the Company have approved the Appswing Agreement and the Kidron Agreement and ratified the transactions thereunder. Yossi Attia abstained with respect to the votes.

Plan of operation

The Company’s plan of operation for the next 12 months will include the following components:

We plan to finance and invest in development of ERC existing projects (Stanley, Huntley, Lorraine and Verge), including obtaining financing of Verge Living for the purpose of commencing or continuing the project in 2007. Our plan is to proceed with financial investment in real estate developments in the US. This phase of development will include the following elements:

(a) Attempting to take a financing role in raising bond or debt financing through Verge and AP Holdings if possible. Any cash receipt from financing will be utilized partly by the Company’s financial investment in real estate developments in the US. In connection with Verge and AP Holdings’ financing, the Company anticipates spending approximately $300,000 on professional fees over the next 12 months in order to pursue these attempts.

(b) Verge Project - Verge is pursuing construction loan and mezzanine financing for the Verge Property. The Company is seeking to participate in financing of a construction loan through a commercial bank and/or private investors potentially as equity holder via exercise of the Company option.

(c) The Company completed the sale of the Company’s ownership interest in ERC, pursuant to which all rights in and to the Investment Agreement were assigned to the Company. The Board of Directors wishes to maintain cash liquidity, and, therefore has instructed management to limit the line of credit provided to Verge as a percentage of the fair value of the Verge Property.

(d) The Company anticipates spending approximately $150,000 on professional fees over the next 12 months on the filing of a registration statement on Form SB-2 under the Securities Act of 1933, as amended.

(e) Subject to obtaining adequate financing, the Company anticipates that it will be spending approximately $5,000,000 over the next 12 month period pursuing its stated plan of investment operation. The Company’s present cash reserves are not sufficient for it to carry out its plan of operation without substantial additional financing. The Company is currently attempting to arrange for financing through financial arrangements that would enable it to proceed with its plan of investment operation.

(f) The Company will continue the treasury share repurchase program. Based on the stock price as of June 30, 2007, approximately $300,000 cash is needed for the completion of the program. The repurhase program however is contingent on the financial ability of the Company as well as available shares and share prices on the open market.

(g) The Company’s investment in Micrologic is expected to mature during 2007. The outstanding amount of commitment is $700,000. Micrologic believes it will have developed products in 2007 of which there is no guarantee. The Company owns 25.1% of Micrologic along with an option to acquire additional 24.9%. Upon actual sales or final tools development, if any, the Company will revaluate its option.

The Company’s actual expenditures and business plan may differ from the one stated above. Its board of directors may decide not to pursue this plan as a whole or part of it. In addition, the Company may modify the plan based on available financing.

The US real estate market trends are toward a soft market in the last year. Management believes that the “softer market” is due to the Federal Reserve Bank Policy of raising interest rates (in order to depress inflation trends). Rising interest rates make financing more expensive, and more difficult to get. The Company anticipates that it will be spending approximately $5,000,000 over the next 12 month period pursuing its stated plan of investment operation. The Company believes that its liquidity will be enough for implementing its plan, and the Company anticipates that subject to actual pre-sales, it will obtain financing to complete its projects in the short-term as well as in the long-term. If actual sales are inadequate, the Company will not continue spending its existing cash, and therefore anticipates that it can avoid liquidity problems.

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

According to the Term Sheet that will be formally documented in an Agreement with associated exhibits, License Agreement and Warrants by and between the Company and Dr. Danny Rittman in connection with the formation and initial funding of Micrologic for the design and production of EDA applications and Integrated Circuit ("IC") design processes. The Term Sheet provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. Initially, the Company owns 25.1% and Dr. Rittman owns 74.9% of Micrologic, Inc. but such equity positions would be revised depending upon the exercise of the warrants as follows: (1) Warrant A - the Company shall be granted a two year option to acquire an additional 10% of Micrologic for $1 million (2) Warrant B - the Company shall be granted a three year option to acquire an additional 15% of Micrologic for $3 million. The consideration of warrants A and B can be paid at the discretion of the Company, 50% in cash and 50% in the Company’s shares. No warrants have been issued. The outstanding amount of the Company’s investment in Micrologic is $300,000 as of June 30, 2007.

Off Balance Sheet Arrangements

There are no materials off balance sheet arrangements.

  Results of Operations

  Six Months Period Ended June 30, 2007 Compared to Six Months Period Ended June 30, 2006

Due to the new financial investment in real estate activity, which commenced in June 2006, discontinued operation presentation of Euroweb Hungary, Euroweb Romania, Euroweb Slovakia and Navigator, disposal of the Company’s interest in ERC, and consolidation of Micrologic, the consolidated statements of operations for the periods ended June 30, 2007 and 2006 are not comparable. The financial figures for 2007 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware, as the Company commenced its financial investment in real estate related activity with related revenues and costs in June 2006.

Six months ended June 30,	2007	2006
Total revenues	$0	$0

Emvelco is not the primary beneficiary of ERC. As such Emvelco will not be required to consolidate ERC under FIN 46R. ERC Profit and Loss activities for the period ended on June 30, 2006 were fully consolidated into the Company’s profit and loss statement as ERC was wholly owned subsidiary of the Company.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the six months ended June 30, 2007 and 2006:

Six months ended June 30,	2007	2006
Total cost of revenues	$0	$0

The Company is currently in the beginning phase of financial investment in real estate development; therefore no cost of revenues occurred.

Compensation and related costs

The following table summarizes compensation and related costs for the six months ended June 30, 2007 and 2006:

Six months ended June 30,	2007	2006
Compensation and related costs	$238,546	$1,469,412

Overall compensation and related costs decreased by 84%, or $1,230,866 primarily due to changes in the treatment of stock options to the CEO in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), as well as the sales of our European activities decrease materially our compensation and related costs.

Severance costs

The following table summarizes severance costs for the six months ended June 30, 2007 and 2006:

Six months ended June 30,	2007	2006
Severance costs	$0	$750,000

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

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the six months ended June 30, 2007 and 2006:

Six months ended June 30,	2007	2006
Consulting, director and professional fees	$430,684	$898,030

Overall consulting, professional and director fees decreased by 52%, or $467,346, primarily as the result of the new Director compensation policy, compensation charge on stock option to the Directors in accordance with SFAS 123R and decrease in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee over last period.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the six months ended June 30, 2007 and 2006:

Six months ended June 30,	2007	2006
Other selling, general and administrative expenses	$203,430	$701,164

Overall, other selling, general and administrative expenses decreased by 71%, or $497,734, primarily attributable to saving on costs in lieu of disposals.

Software development expense

The following table summarizes software development expense for the six months ended June 30, 2007 and 2006:

Six months ended June 30,	2007	2006
Software development expense	$98,900	$0

Software development expense was incurred by Micrologic for the design and development of Electronic Design Automation (“EDA”) applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBoxTM tools suite.

Interest income and expense

The following table summarizes interest income and expense for the six months ended June 30, 2007 and 2006:
Six months ended June 30,	2007	2006
Interest income	$889,175	$0
Interest expense	$(137,329)	$0

The increase in interest income is attributable to the Company investing proceeds on the sale of Euroweb Hungary and Euroweb Romania in money market funds and certificate of deposits pending establishment of the real estate development business. The increase in interest expense is due to the increase line of credit outstanding during the six months ended June 30, 2007.

  Three Months Period Ended June 30, 2007 Compared to Three Months Period Ended June 30, 2006

Due to the new financial investment in real estate activity, which commenced in June 2006, discontinued operation presentation of Euroweb Hungary, Euroweb Romania, Euroweb Slovakia and Navigator, disposal of the Company’s interest in ERC, and consolidation of Micrologic, the consolidated statements of operations for the periods ended June 30, 2007 and 2006 are not comparable. The financial figures for 2007 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware, as the Company commenced its financial investment in real estate related activity with related revenues and costs in June 2006.

Three months ended June 30,	2007	2006
Total revenues	$0	$0

Emvelco is not the primary beneficiary of ERC. As such Emvelco will not be required to consolidate ERC under FIN 46R. ERC Profit and Loss activities for the period ended on June 30, 2006 were fully consolidated into the Company’s profit and loss statement as ERC was wholly owned subsidiary of the Company.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the three months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
Total cost of revenues	$0	$0

The Company is currently in the beginning phase of financial investment in real estate development; therefore no cost of revenues occurred.

Compensation and related costs

The following table summarizes compensation and related costs for the three months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
Compensation and related costs	$157,358	$707,646

Overall compensation and related costs decreased by 78%, or $550,208 primarily due to changes in the treatment of stock options to the CEO in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), as well as the sales of our European activities decrease materially our compensation and related costs.

Severance costs

The following table summarizes severance costs for the three months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
Severance costs	$0	$750,000

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

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the three months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
Consulting, director and professional fees	$221,613	$476,354

Overall consulting, professional and director fees decreased by 53%, or $254,741, primarily as the result of the new Director compensation policy, compensation charge on stock option to the Directors in accordance with SFAS 123R and decrease in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee over last period.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
Other selling, general and administrative expenses	$128,268	$421,731

Overall, other selling, general and administrative expenses decreased by 70%, or $293,463, primarily attributable to saving on costs in lieu of disposals.

Software development expense

The following table summarizes software development expense for the three months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
Software development expense	$98,900	$0

Software development expense was incurred by Micrologic for the design and development of Electronic Design Automation (“EDA”) applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBoxTM tools suite.

Interest income and expense

The following table summarizes interest income and expense for the three months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
Interest income	$270,770	$0
Interest expense	$(80,478)	$0

The increase in interest income is attributable to the Company investing proceeds on the sale of Euroweb Hungary and Euroweb Romania in money market funds and certificate of deposits pending establishment of the real estate development business. The increase in interest expense is due to the increase line of credit outstanding during the three months ended June 30, 2007.

Liquidity and Capital Resources

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months

As of June 30, 2007, our cash, cash equivalents and marketable securities were approximately $71,000, a decrease of approximately $2.8 million from the end of fiscal year 2006. The decrease in our cash, cash equivalents and marketable securities is the result of our investment policy.

Cash flow provided by/(used in) operating activities for the six months ended June 30, 2007 was $(1,113,019) and $(2,272,490) for the same period last year. The change is due to disposal of operations of some units incurring losses.

Cash flow provided by/(used in) investing activities for the six months ended June 30, 2007 and 2006 was $(4.2) million and $18.5 million respectively. The change was due to the net proceeds of the sale of Euroweb Hungary and Euroweb Romania being received in the prior year.

Cash provided by/(used in) financing activities was $2.5 million for the six months ended June 30, 2007 and $(182) thousand for the six months ended June 30, 2006. This increase is due to increased funding to establish loans to Verge Living Corp in the current period.

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months.

The Company holds restricted Certificates of Deposit (CD’s) with the Bank to access a revolving line of credit. These deposits are interest bearing and approximated $8.3 million as of June 30, 2007.

In the event the Company makes future acquisitions or investments, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may consider the sale of non-strategic assets.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of March 31, 2006, has been affected by the weakening of the Hungarian forit against the U.S. dollar from 213.58 as of December 31, 2005, to 219.20 as of March 31, 2006, an approximate 3% depreciation in value. The average Hungarian forit/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2006 were 213.52.

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

Item 3. Controls and Procedures

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Principal Financial Officer and the Audit Committee members, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls in the quarter ended March 31, 2007 that materially affected or are reasonably likely to materially affect the Company’s internal controls.
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

On June 12, 2007, the Company received a decision letter from The NASDAQ Stock Market LLC ("NASDAQ") informing the Company that it has regained compliance with the filing requirement of The NASDAQ Capital Market. The decision letter noted, among other things, that the Company became current in its filings shortly after the Company's May 31, 2007 hearing before the Panel on June 5, 2007; that the Panel was satisfied with the Company's responses to the Panel's questions related to disclosures by the Company's former auditors; and that the Company's new auditors issued an unqualified opinion on the Company's 2006 financial statements.

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

On April 26, 2006, a lawsuit was filed in the Delaware Court of Chancery (the "Court") by a stockholder of the Company against the Company, each of the Company's Directors and CORCYRA d.o.o., a stockholder of the Company that beneficially owned 39.81% of the Company's outstanding common stock at the date of the lawsuit. The Complaint is titled Laurence Paskowitz v. Csaba Toro et al., C.A. No. 2110-N (the “Complaint”) and was brought individually, and as a class action on behalf of certain of the Company's common stockholders, excluding defendants and their affiliates. The plaintiff alleged that the proposed sale of 100% of the Company's interest in the Company's two Internet and telecom related operating subsidiaries (the "Subsidiaries") constitutes a sale of substantially all of the Company's assets and required approval by a majority of the voting power of the Company's outstanding common stock under Section 271 of the Delaware General Corporation Law. The plaintiff also alleged the defendants breached their fiduciary duties in connection with the sale of the Subsidiaries, as well as the disclosures contained in the proxy statement filed on April 24, 2006. The plaintiff applied for a temporary restraining order seeking to enjoin the special meeting on May 15, 2006.

The Company denied any and all allegations of wrongdoing; however, in the interests of conserving resources, on April 28, 2006, the parties to the litigation entered into a Memorandum of Understanding (“MOU”) providing for, subject to confirmatory discovery by plaintiff, the negotiation of a formal stipulation of a settlement of the litigation. Pursuant to the MOU, the Board of Directors of the Company agreed to: (i) increase the vote required to approve the sale of 100% of the Company's interest in the Subsidiaries, (ii) revise the disclosure within the Proxy Statement to eliminate the bonus of up to US $400,000, which the Compensation Committee of the Company had the option to pay to select members of management, as the Board of Directors had previously elected to terminate the ability to pay such bonus and (iii) provide supplemental disclosure as contained in the Supplemental Proxy Statement to be mailed to stockholders and filed with the SEC on May 3, 2006.

The parties entered into a stipulation of settlement on April 3, 2007. The settlement provided for dismissal of the litigation with prejudice and was subject to Court approval. As part of the settlement, the Company agreed to attorneys' fees and expenses to plaintiff's counsel in the amount of $150,000. Pursuant to the stipulation of settlement, the Company sent out notices to the members of the class on May 3, 2007. A fairness hearing took place on June 8, 2007, where the Delaware Court of Chancery (the "Court") entered an Order and Final Judgment (the "Order"), approving the settlement of the Complaint, authorizing the parties to consummate the settlement in accordance with its terms, certifying the class and dismissing the litigation with prejudice. Pursuant to the settlement, the Company also sent out notices to the members of the class on May 3, 2007. A fairness hearing took place on June 8, 2007, and, as stated above, the Order was entered on June 8, 2007.

The Company filed a complaint in the Superior Court for the County of Los Angeles, against an attorney. The case was filed on February 14, 2007, and service of process has been done. In the complaint the Company is seeking judgment against this attorney in the amount of approximately 250,000 Euros (approximately $316,000), plus interest, costs and fees. Defendant has not yet appeared in the action. The Company believes that it has a meritorious claim for the return of monies deposited with defendant in a trust capacity, and, from the documents in the Company’s possession, there is no reason to doubt the validity of the claim. However, management does not have any information on the collectibility of any judgment that might be entered in court. During April 2007 defendant returned $92,694 (70,000 Euros at the relevant time) which netted to $72,694 post legal expenses; the Company has granted him a 15-day extension to file his defense. Post the extension and in lieu of not filing a defense, the Company filed for a default judgment.

ITEM 2. CHANGES IN SECURITIES

In June 2006, the Company's Board of Directors approved a program to repurchase (the “Repurchase Program”), from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group is acting as agent for our stock repurchase program. As of June 30, 2007, the Company acquired 1,279,893 shares of its common stock at a cost of $2,117,711.

Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

Pursuant to the Sale and Purchase Agreement of Navigator, the Company received 622,531 shares of the Company’s common stock as partial consideration on February 16, 2007, the closing date. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007. The Company intends to cancel the Emvelco common stock acquired during the disposition in the amount of $834,192.

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

(10 (h) Memorandum of Understanding, dated as of May 31, 2007, among Emvelco Corp., Emvelco RE Corp., and Yossi Attia

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

(5) Filed as an exhibit to Form 8-K on December 21, 2005.

(6) Filed as an exhibit to Form 8-K on June 23, 2006

(7) Filed as an exhibit to Form 8-K on February 20, 2007

(8) Filed as an exhibit to Form 8-K on May 16, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, California, on August 14, 2007.

EMVELCO CORP.

By _/s/Yossi Attia
Yossi Attia
Chief Executive Officer and Principal Financial Officer