Form 10QSB
period 2007-09-30
EMVELCO CORP.
filed 2007-11-14
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	4,609,181
(Class)	(Outstanding at October 31, 2007)

Transitional Small Business Disclosures Format (Check one): Yes ☐ No ☒

EMVELCO CORP.

INDEX
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet as of September 30, 2007	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine and three months ended September 30, 2007 and same periods ended September 30, 2006	4

	Condensed Consolidated Statements of Stockholders' equity for the nine months ended September 30, 2007	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Controls and Procedures	46

PART II.	Other Information	47

Signature		51

EMVELCO CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$68,063	$2,852,620
Related party receivable (Note 12)	580,000	450,000
Prepaid and other current assets	544,653	146,863
Restricted cash - certificate of deposit (Note 3)	8,409,760	--
Loans to Affiliate - Emvelco RE Corp (Note 5)	8,994,326	--
Loans to Affiliate - Verge Living Corporation (Note 5)	12,146,750	--
Total current assets from continuing operations	30,743,552	3,449,483
Total assets of discontinued operations	--	6,859,183
Total current assets	30,743,552	10,308,666

Construction in progress	903,626	--
Restricted cash - certificate of deposit	--	8,093,820
Loan to Emvelco Re Corp	--	11,738,940
Investment in affiliates, at cost	--	50,000
Investment in affiliates, at equity	--	500,000
Total assets	$31,647,178	$30,691,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other current liabilities	18,476	253,294
Accrued expenses	174,220	762,083
Secured Bank loans (Note 6)	7,475,692	--
Total current liabilities of continuing operations	7,668,388	1,015,377
Total liabilities of discontinued operations	--	2,824,992
Total current liabilities	7,668,388	3,840,369

Other long term liabilities	201,020	--
Bank loan (Notes 6, 12)	720,000	3,000,000
Total liabilities	8,589,408	6,840,369

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $.001 par value - Authorized 35,000,000 shares;
5,889,074 shares issued of which 4,609,181 and 5,412,270 shares are outstanding, respectively	4,609	5,413
Additional paid-in capital	52,224,829	52,224,829
Accumulated deficit	(27,059,343)	(27,389,840)
Accumulated other comprehensive income	5,386	5,539
Treasury stock - 1,279,893 Common shares, at cost	(2,117,711)	(994,884)
Total stockholders' equity	23,057,770	23,851,057

Total liabilities and stockholders' equity	$31,647,178	$30,691,426

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (Unaudited)
	Nine months ended		Three months ended
	September 30		September 30
	2007	2006*)	2007	2006*)

Revenues	$6,950,000	$4,764,201	$6,950,000	$1,369,684

Cost of revenues (Exclusive of depreciation and amortization shown separately below)	6,436,006	1,447,486	6,436,006	303,698

Operating expenses
Compensation and related costs	328,547	2,348,019	90,001	878,607
Severance to officer	-	750,000	-	-
Consulting, director and professional fees	597,281	1,579,592	166,597	681,562
Other selling, general and administrative expenses	354,689	1,118,020	151,259	416,856
Goodwill impairment	-	7,285,032	-	-
Depreciation and amortization	-	1,370,140	-	453,004
Software development expense	136,236	-	37,336	-
Total operating expenses	1,416,753	14,450,803	445,193	2,430,029
Operating (loss) income	(902,759)	(11,134,088)	68,801	(1,364,043)
Interest income	1,425,314	336,556	536,139	252,384
Interest expense	(205,957)	(74,737)	(68,628)	(19,682)
Net interest income	1,219,357	261,819	467,511	232,702

Other income	13,899	-	-	-

Income (Loss) from continuing operations	330,497	(10,872,269)	536,312	(1,131,341)

Income tax benefit	-	117,452	-	46,134
Income from discontinued operations, net of tax (Note 7)	-	15,600,302	-	-

Net income (loss)	330,497	4,845,485	536,312	(1,085,207)

Other comprehensive (loss)	(153)	(91,377)	(153)	(5,213)

Comprehensive income (loss)	330,344	$4,754,108	536,159	$(1,090,420)

Income (Loss) per share, from continuing operations, basic and diluted	$0.07	$(1.85)	$0.12	$(0.19)
Income per share from discontinued operations, basic and diluted	-	$2.68	-	$-
Net income (Loss) per share, basic and diluted	$0.07	$0.83	$0.12	$(0.19)
Weighted average number of shares outstanding, basic and diluted	4,777,034	5,806,854	4,609,181	5,742,363

*) - Reclassified

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
	Number of		Paid-in	Accumulated	Income	Treasury	Stockholders'
	shares	Amount	Capital	Deficit	(Loss)	Stock	Equity
Balances, January 1, 2005	5,342,533	$5,343	$50,799,548	$(35,982,726)	$108,266	$(1,115,412)	$13,815,019
Foreign currency translation loss	-	-	-	-	(8,585)	-	(8,585)
Compensation charge on share options and warrants issued to consultants	-	-	192,294				192,294
Issuance of shares (Navigator acquisition)	441,566	441	1,681,693	-	-	-	1,682,134
Cancellation of treasury stock	-	-	(1,115,412)	-	-	1,115,412	-
Net income for the year	-	-	-	1,680,295	-	-	1,680,295
Balances, December 31, 2005	5,784,099	$5,784	$51,558,123	$(34,302,431)	$99,681	-	$17,361,157
Foreign currency translation loss	-	-	-	-	(94,142)	-	(94,142)
Compensation charge on share options and warrants issued to employees, directors and consultants	-	-	341,206				341,206
Issuance of shares to the President	104,975	105	325,500	-	-	-	325,605
Treasury stock	(476,804)	(476)	-	-	-	(994,884)	(995,360)
Net income for the year	-	-	-	6,912,591	-	-	6,912,591
Balances, December 31, 2006	5,412,270	$5,413	$52,224,829	$(27,389,840)	$5,539	$(994,884)	$23,851,057
Foreign currency translation loss					(153)		(153)
Treasury stock - Open Market	(180,558)	(181)	-	-	-	(288,636)	(288,817)
Treasury stock - Navigator Sale	(622,531)	(623)	-	-	-	(834,191)	(834,814)
Net loss for the period	-	-	-	330,497	-	-	330,497
Balances, September 30, 2007	4,609,181	$4,609	$52,224,829	$(27,059,343)	$5,386	$(2,117,711)	$23,057,770

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2007	2006*)
Cash flows from operating activities
Net income	$330,497	$4,845,485
Depreciation and amortization	--	1,370,140
Loss on disposal of assets	--	36,303
Stock compensation expense	--	766,023
Foreign exchange rate expense	--	(91,514)
Gain on sale of subsidiary	--	(15,600,302)
Impairment of goodwill	--	7,285,032
Accrued interest income, net	(1,156,126)	(167,101)
Change in assets and liabilities held for sale	--	364,483
Changes in operating assets and liabilities:
Accounts receivable	--	469,927
Prepaid and other current assets	(397,790)	(878,540)
Accounts payable	--	(968,236)
Other current liabilities	(234,818)	284,755
Accrued expenses	(386,842)	60,053
Deferred tax liability	--	(166,795)

Net cash provided by (used in) operating activities	(1,845,079)	(2,390,287)

Cash flows from investing activities:
Purchase of certificate of deposit	--	(4,000,000)
Purchase of property and equipment	-	(276,162)
Proceeds from sale of affiliate	500,000	21,496,533
Advances to related party	(130,000)	--
Cash received from sale of discontinued operations - Navigator	3,200,000	-
Loans to Bonanza project	--	(4,286,653)
Loan advances to Verge	(2,450,288)	--
Loan advances to ERC	(6,039,981)	--
Construction in progress	(903,626)	(7,486,086)

Net cash used in investing activities	(5,823,895)	5,775,185

Cash flows from financing activities:
Proceeds from bank loans	8,174,009	-
Repayment of bank loans	(3,000,000)	(158,125)
Utilization of bank overdraft	-	69,501
Principal payments under capital lease obligations	-	(28,522)
Payments to acquire treasury stock	(289,439)	(690,714)
Proceeds from other real estate related loans	--	4,982,040

Net cash used in financing activities	4,884,570	4,174,180

Effect of exchange rate changes on cash and cash equivalents	(153)	137

Net decrease in cash and cash equivalents	(2,784,557)	7,559,215
Cash and cash equivalents, beginning of period	2,852,620	1,568,690
Cash and cash equivalents, end of period	68,063	9.127,905

Supplemental disclosure:
Cash paid for interest	10,126	72,693
Cash received for interest	(76,060)	-
Cash paid for income taxes	--	20,895

Summary of non-cash transactions:
Shares issued to the President	-	177,083
Treasury shares acquired in sale of subsidiary	834,191	-

*) - Reclassified

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization and Business

Emvelco Corp. (“Emvelco”), f/k/a Euroweb International Corp., is a Delaware Corporation, which was incorporated on November 9, 1992. Emvelco and its consolidated subsidiaries are collectively referred to herein as the “Company”. The Company's authorized capital stock consists of 35,000,000 shares with a par value of $0.001 per share. As of September 30, 2007, 5,889,074 shares are issued and 4,609,181 shares are outstanding.

The Company invests in real estate development and other businesses in the United States of America (“US”). The Company commenced operations in the investment real estate industry through the acquisition of an empty, non-operational, wholly-owned subsidiary, Emvelco RE Corp., a Nevada corporation (“ERC”), which was acquired in June 2006. Primary activity of ERC includes investment, development and subsequent sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies, directly or via majority or minority owned affiliates. The Company also has an investment in Micrologic, Inc., a Nevada corporation (“Micrologic”), a software development company. The Company’s headquarters are located in Beverly Hills, California.

On December 15, 2005, the Board of Directors decided to sell 100% of Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 19, 2005, the Company entered into a share purchase agreement to sell 100% of the Company’s interest in Euroweb Hungary and Euroweb Romania. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006. For the period ended September 30, 2006, the Euroweb Hungary and Euroweb Romania operations have been presented as discontinued operations in the Company’s consolidated financial statements.

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

On February 16, 2007, the Company entered into a Sale and Purchase Agreement (the “Navigator Agreement”) to sell 100% of Navigator Informatika Rt. (“Navigator”), a wholly-owned subsidiary of the Company. For the period ended September 30, 2006, the operations of Navigator have been presented as discontinued operations in the Company’s consolidated financial statements.

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

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company's Form 8-K filed June 11, 2007), the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange - Kidron Industrial Holdings Ltd (the "Investment Target" or “Kidron”). In addition, the Investors intend to transfer rights and control of various real estate projects to the Investment Target. Upswing has agreed to locate the Investment Target. The Investors and the Investment Target will then effect a transaction, pursuant to which the Investors and/or the Investors' affiliates will acquire about 76% of the Investment Target in consideration of the transfer of the rights to the various real estate projects (including Verge) to the Investment Target (the "Transaction"). Upswing, among other items, will advise the Investors on the steps necessary to effectuate the contemplated transfer of real estate project rights to the Investment Target.

Said transaction was closed on November 1, 2007 (see Note 12 Subsequent Events). Upon closing, Verge will become a fully owned subsidiary of the Investment Target, Kidron.

On October 15, 2007, Emvelco delivered that certain Notice of Exercise of Options ("Notice") to ERC, TIHG, Verge and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties. Pursuant to the Notice, Emvelco, subject to performance under the Upswing Agreement, intends to exercise its option (the "Verge Option") to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Verge Option is exercisable in the amount of $5,000,000 payable in cash, but in no event is the option exercisable prior to Verge breaking ground, plus conversion of $10,000,000 loans given to Verge into Equity as consideration for 75,000 shares of Verge.

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

Basis of consolidation

The consolidated financial statements include the accounts of Emvelco, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary. All inter-company balances and transactions have been eliminated upon consolidation.

The consolidated financial statements include the accounts of Emvelco and the subsidiaries it controls. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity. For the period from June 14, 2006 to December 30, 2006, ERC was a wholly owned subsidiary of Emvelco. From January 1 2007, after the exchange with TIHG, ERC is no longer a controlled subsidiary of the Company and is not consolidated. The Company’s interest in Micrologic has been consolidated as of January 1, 2007 in accordance with FIN46R, “Consolidation of Variable Interest Entities”, due to Micrologic’s sole reliance on the Company to finance its’ ongoing business activities. Emvelco has exposure to a majority of the expected losses and/or expected residual returns of Micrologic. (See Note 4 - Investment in Micrologic)

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Form 10K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Based on the Company’s analysis at the date of acquisition, as well as all other reconsideration events as defined under FIN 46R, management determined that despite the various ownership interests, Emvelco was not the primary beneficiary of ERC and all of its subsidiaries, including Lorraine, Stanley, AP Holdings, and Huntley. Therefore, Emvelco does not consolidate ERC as of September 30, 2007. The primary beneficiary of ERC is TIHG, an unrelated company, which owns 100.00% of ERC, and will therefore consolidate ERC. The Company’s interest in Micrologic has been consolidated at September 30, 2007 due to Micrologic’s sole reliance on the Company to finance its’ ongoing business activities. Emvelco has exposure to a majority of the expected losses and/or expected residual returns of Micrologic. Upon closing the Kidron acquisition, if at all, the Company should consolidate Kidron (which will consolidate Verge and Sitnica).

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

Other than those classified within discontinued operations, the Company did not have any marketable securities within continuing operations for the period ended September 30, 2007, as the consideration received during the period.

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

Equipment purchased under capital leases is stated at the lower of fair value and the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of leased equipment using the straight-line method over the shorter of estimated useful life and the lease term. During the periods ended September 30, 2007 and 2006, the Company did not enter into any capital leases.

Recurring maintenance on property and equipment is expensed as incurred.

Any gain or loss on retirements and disposals is included in the results of operations in the period of the retirement or disposal. No retirements and disposals occurred for the periods ended September 30, 2007 and 2006 for the Company’s continuing operations.

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

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the effect of dilutive potential common shares issuable upon exercise of stock options and warrants. There were no dilutive options and warrants for the periods ended September 30, 2007 and 2006. Stock options and warrants convertible into 690,125 and 779,067 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the periods.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by and distributions to owners.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the quarters ended September 30, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at September 30, 2007.

Software development

The Company’s consolidated VIE, Micrologic, is engaged in the design and production of Electronic Design Automation (“EDA”) applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBox TM tools suite, which is a smart platform designed to accelerate IC's design time and shrink time to market factor. Micrologic expenses software development costs during the early stages of product development as the likelihood of earning future revenues is uncertain.

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

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with SEC guidance provided in the SAB 107, using a “simplified” method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options

The Company did not grant any share-based payments during the period ended September 30, 2007. The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the year ended December 31, 2006:

Year ended
Categories of cost and expenses	December 31, 2006

Compensation and related costs	$21,241
Consulting, professional and directors fees	249,454
Total stock-based compensation expense	$270,695

In addition to stock-based compensation expense for employees and directors, the Company recognized in 2006 compensation expense of $70,511 related to options and warrants granted to consultants.

3. Lines of Credit and Restricted Cash

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

The outstanding balance on the lines of credit was $7,475,692 as of September 30, 2007 (see note 6).

On November 8, 2007, the lines of credits were increased to $8,409,000 (see Note 12 - Subsequent Events)

4. Investment in Micrologic, Inc.

On October 11, 2006, the Company committed itself in the financing of Micrologic, Inc. (“Micrologic”), a Nevada corporation, engaged in the design and production of Electronic Design Automation (“EDA”) applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBox TM tools suite, which is a smart platform designed to accelerate IC's design time and shrink time to market factor. The agreement provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. The Company owns 25.10% of Micrologic; however such equity positions might be revised contingent upon the exercise of the warrants. As of September 30, 2007, $400,000 was transferred as part of this commitment, and no warrants were issued.

On September 30, 2007, the Company determined that it would no longer fund the operations of Micrologic and that the amounts previously advanced to Micrologic would not be collectible. Therefore, the Company wrote off the $400,000 loan. The Company consolidated the results of Micrologic’s operations from October 11, 2006 through September 30, 2007, which resulted in a loss of $335,957, and expensed the remaining $64,043 to the Consolidated Statements of Operations, presented in the other selling, general and administrative expense classification.

The Company’s interest in Micrologic has been consolidated from October 11, 2006 through September 30, 2007 in accordance with FIN46R, “Consolidation of Variable Interest Entities”. The Company is the primary beneficiary of Micrologic due to the VIE’s reliance on Emvelco to finance its’ ongoing business and software development activities, however, based upon the Company’s determination that it will no longer fund the activities, the balance sheets are not consolidated as of September 30, 2007.

5. Loans to Affiliates - Emvelco RE Corp and Verge Living Corporation

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bear interest at an annual rate of 12% and the line of credit had an orinal maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development

On June 19, 2006, Verge and ERC entered into a Secured Investment Agreement with Emvelco (“The June Investment Agreement”), pursuant to which ERC, within its sole discretion, has agreed to provide secured loans to Verge not to exceed the amount of $10,000,000. Verge owns a real property in downtown Las Vegas, Nevada, where it intends to build approximately 296 condominiums plus commercial space (the "Property"). Verge obtained entitlements to the Property, and it expects to break ground early in 2008. Each loan provided to Verge is due on demand or upon maturity on January 14, 2008. All loans secured by a first deed of trust, assignment of rents and security agreement with respect to the property, along with ALTA (American Land Title Association) title policy to be issued by a title company. If ERC requests that the funds be paid on demand prior to maturity, then Verge shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid to Verge in the form of shares of common stock of Emvelco, which will be computed by dividing the dollar amount of the 10% discount by the market price of Emvelco's shares of common stock.

The terms of the loans require that ERC to be paid-off the greater of (i) the principal including 12% interest per annum or (ii) 33% of all gross profits derived from the Property

On May 14, 2007, the TIHG purchased its remaining 43.33% interest in ERC from Emvelco for $500,000. Verge gave its consent for assignment of the June Investment Agreement to Emvelco, and not through ERC, as part of the purchase agreement. Based on said consent, the June Investment Agreement is deemed to be between Verge and Emvelco directly.

On October 15, 2007, Emvelco delivered that certain Notice of Exercise of Options ("Notice") to ERC, TIHG, Verge and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties.

The closing of the acquisitions set forth in the Notice is contingent upon the closing of that certain Agreement, dated as of June 5, 2007, by and between Emvelco, Emvelco’s chief executive officer Yossi Attia, and Darren C. Dunckel (collectively, the "Investors"), on the one hand, and a third party, Upswing, Ltd., on the other hand (the "Upswing Agreement"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange (the "Investment Target"). In addition, the Investors intend to transfer rights and control of various real estate projects to the Investment Target.

Pursuant to the Notice, Emvelco, subject to performance under the Upswing Agreement, intends to exercise its option (the "Verge Option") to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Verge Option is exercisable in the amount of $5,000,000 payable in cash - not prior of Verge breaking ground, plus conversion of $10,000,000 loans given to Verge into Equity as consideration for 75,000 shares of Verge. Said transaction was closed on November 1, 2007 (see Note 12 Subsequent Events)

At September 30, 2007, the outstanding loan balances were as follows:

Emvelco RE Corp
Capital of loans provided:	$77,644,921
Accrued interest on loan	1,349,405
Sub -Total	$8,994,326

Verge Living Corporation*)
Capital of loans provided:	$11,089,581
Accrued interest on loan	1,057,169
Sub -Total	$12,146,750

*) Pursuant to exercise of said option on November 1, 2007, the sum of $10,000,000 from the above loan proceeds will be capitalized into additional paid in capital of Verge on its last quarter of 2007. On November 2, 2007, the Company was paid off partially by Verge (see Note 12 Subsequent Events). On September 17, 2007, Emvelco Board of Directors voted to appoint Verge President, Darren C Dunckel as Director in the Company (see Note 12 - Subsequent Events).

6. Secured Bank Loans

The Company’s real estate investment operations require substantial up-front expenditures for land development contracts and construction. Accordingly, the Company requires a substantial amount of cash on hand, as well as funds accessible through lines of credit with banks or third parties, to conduct its business.  The Company has financed its working capital needs on a project-by-project basis, primarily with secured loans from banks (see note 3) and debt via the All Inclusive Trust Deed Agreement (AITDA), as well as with the existing cash of the Company.

At September 30, 2007, the outstanding secured loan balances were as follows:

Project name	Principal Amount	Annual Interest Rate	Expiration

General financing (line of credits)	$7,475,692	5.87%	2008
Bank loan secured by real property*)	720,000	7.875%	9/1/2037
Total principal amounts of loans	$8,195,692
Less current portion	7,475,692
Long term portion of loans	$720,000

*) - Said loan was refinance via a construction loan (see not 12 - Subsequent events)

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

Completed sale of Navigator

On February 16, 2007, the Company entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with Marivaux Investments Limited (“MIL”) and Fleminghouse Investments Limited (“FIL” and collectively with MIL, the “Buyers”). Pursuant to the Sale and Purchase Agreement, the Company sold 100% of the Company’s interest in Navigator (a wholly-owned subsidiary of the Company) for $4,034,191 consisting of $3,200,000 in cash and 622,531 shares of the Company’s common stock, excluding estimated transaction costs and success fees. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The canceled the Emvelco common stock acquired during the disposition.

The sale of Euroweb Hungary, Euroweb Romania, and Navigator all met the criteria for presentation as a discontinued operation under the provisions of SFAS 144, and therefore amounts relating to Euroweb Hungary, Euroweb Romania and Navigator have been reclassified as discontinued operations for all periods presented.

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

Result of Discontinued Operation- 2006

The following table shows the details of result of discontinued operation per reporting units for the nine months ended September 30, 2006 as follows:

Loss from discontinued Hungarian operations	(928,122)
Income from discontinued Romanian operations	588,566
Gain on disposal of the Hungarian and Romanian operations, net of tax	15,939,858
Income from discontinued operations	15,600,302

8. Commitments and Contingencies

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

The Company entered into a two-year employment agreement with Moshe Schnapp as President and Director of the Company, which commenced on April 15, 2005 and provided for annual compensation in the amount of $250,000 to be paid in the form of the Company’s shares of common stock. The number of shares to be received by Mr. Schnapp was calculated based on the average closing price 10 days prior to the commencement of each employment year. At April 14, 2006, Mr. Schnapp received 82,781 Emvelco shares of common stock of which 58,968 were issued in January 2006. In July 2006, the Company issued the remaining 46,007 shares of common stock for services from January 1, 2006 through July 30, 2006. Mr. Schnapp resigned as President and Director in August 2006 and waived his rights to any further compensation.

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

On September 17, 2007, the Board of Directors voted to appoint Darren C. Dunckel as a director of the Company. There are no understandings or arrangements between Mr. Dunckel and any other person pursuant to which Mr. Dunckel was selected as a director. Mr. Dunckel presently does not serve on any Company committee. Mr. Dunckel may be appointed to serve as a member of a committee although there are no current plans to appoint Mr. Dunckel to a committee as of the date hereof. Mr. Dunckel does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Mr. Dunckel has entered into various transactions and agreements with the Company on behalf of ERC, Verge and TIHG (all such transactions have been reported on the Company filings of Form 8Ks). On December 31, 2006, Mr. Dunckel executed the Agreement and Plan of Exchange on behalf of TIHG which was issued shares in ERC in consideration for the exchange of TIHG's interest in Verge. Pursuant to that certain Stock Transfer and Assignment of Contract Rights Agreement dated as of May 14, 2007, the Company transferred its shares in ERC in consideration for the assignment of rights to that certain Investment and Option Agreement, and amendments thereto, dated as of June 19, 2006 which gives rights to certain interests and assets. Mr. Dunckel has represented and executed the foregoing agreements on behalf of ERC, Verge and TIHG. In the event that the Company completes its transaction with Appswing Ltd., in connection with the purchase of Kidron Industrial Holdings Ltd., Mr. Dunckel will execute agreements on behalf of Verge to transfer 100% of Verge and a portion of ERC's interest and assets in Croatia in consideration of the Company receiving a large percentage equity interest in Kidron. Mr. Dunckel on behalf of ERC and/or TIHG will be entitle to $5,000,000 (See note 12 Subsequent Events).

Micrologic

On October 11, 2006, the Company committed itself in the financing of Micrologic. The agreement provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. The Company owns 25.10% of Micrologic; however such equity positions might be revised contingent upon the exercise of the warrants. As of September 30, 2007, $400,000 was transferred as part of this commitment, and no warrants were issued. On September 30, 2007, the Company determined that it would no longer fund the operations of Micrologic and that the amounts previously advanced to would not be collectible. The Company is under negotiations with Micrologic to void the Company’s obligations in connection with further financing and restructure Micrologic in a way that the Company will be released from any further funding commitment.

Lease Agreements

In 2007, the Company entered into a one year agreement for office space. The rent expense related to such lease is $28,800 in 2007 and $0 in 2006, respectively. The Company gave notice of termination with respect to its office space in Beverly Hills, effective November 30, 2007, and will relocate its offices to Verge headquarters in West Hollywood, California.

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

The Company filed a complaint in the Superior Court for the County of Los Angeles, against an attorney. The case was filed on February 14, 2007, and service of process has been done. In the complaint the Company is seeking judgment against this attorney in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. Defendant has not yet appeared in the action. The Company believes that it has a meritorious claim for the return of monies deposited with defendant in a trust capacity, and, from the documents in the Company’s possession, there is no reason to doubt the validity of the claim. However, management does not have any information on the collectibility of any judgment that might be entered in court. During April 2007 defendant returned $92,694 (70,000 Euros at the relevant time) which netted to $72,694 post legal expenses; the Company has granted him a 15-day extension to file his defense. Post the extension and in lieu of not filing a defense, the Company filed for a default judgment. On October 25, 2007 the Company obtained a California Judgment by court after default against the attorney for the sum of $249,340.65

Navigator Acquisition - Registration Rights

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

Indemnities Provided Upon Sale of Subsidiaries

On April 15, 2005, the Company sold Euroweb Slovakia. According to the securities purchase contract (the “Contract”); the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties, or obligations as set in the Contract up to an aggregate amount of $540,000. The buyer shall not be entitled to make any claim under the Contract after the fourth anniversary of the date of the Contract. No claims have been made to-date. At September 30, 2007 the Company accrued $35,000 as the estimated fair value of this indemnity.

On May 23, 2006, the Company sold Euroweb Hungary and Euroweb Romania. According to the share purchase agreement (the “SPA”), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties or obligations as provided for in the SPA. The Company shall not incur any liability with respect to any claim for breach of representation and warranty or indemnity, and any such claim shall be wholly barred and unenforceable unless notice of such claim is served upon Emvelco by buyer no later than 60 days after the buyer’s approval of Euroweb Hungary and Euroweb Romania’s statutory financial reports for the fiscal year 2006, but in any event no later than June 1, 2007. In the case of Clause 8.1.6 (Taxes) or Clause 9.2.4 of SPA, the time period is five years from the last day of the calendar year in which the closing date occurs. No claims have been made to date. At September 30, 2007, the Company has accrued $201,020 as the estimated fair value of this indemnity.

Verge and ERC Options Exercise - Balances Post Agreements:

As stated in Note 1 - Organization and Business and pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, further intends to exercise its option, the "Sitnica Option", to purchase ERC's derivative rights and interest in Sitnica d.o.o. through ERC's holdings one-third (1/3) interest in AP Holdings Limited ("AP Holdings"), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. ,excluding ERC's interest in AP Holdings. The Sitnica Option is exercisable in the amount of $4,000,000, payable by reducing the outstanding loan amount owed to the Company under the Investment Agreement by $3,550,000 and reducing the Company's deposit with Shalom Atia, Trustee of AP Holdings, by $450,000. Pursuant to the Notice, Emvelco, subject to performance under the Upswing Agreement, intends to exercise its option (the "Verge Option") to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Verge Option is exercisable in the amount of $5,000,000 payable in cash - not prior of Verge breaking ground, plus conversion of $10,000,000 loans given to Verge into Equity as consideration for 75,000 shares of Verge. Said transaction was closed on November 1, 2007 (see Note 12 Subsequent Events)

Upon actual closing (see note 12), the ERC loan receivable balance as of September 30, 2007 before closing was $8,994,326, and it will be reduced by about a total of $8,550,000, consisting of $3,550,000 for exercise the one third Sitnica option and $5,000,000 upon Verge breaking ground. The Company Verge balances will be reduced by converting $10,000,000 into Verge equity.

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

Through its share repurchase program and Navigator sale, the Company acquired 1,279,893 shares of its common stock at a cost of $2,117,711 as of September 30, 2007.

There were no options or warrants exercised in the period ended September 30, 2007.

Pursuant to the Sale and Purchase Agreement of Navigator, the Company received 622,531 shares of the Company’s common stock as partial consideration on February 16, 2007 (the Closing Date). The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007. The Company canceled the Emvelco common stock acquired during the disposition in the amount of $834,192.

10. Stock Option Plan and Employee Options

(a) Stock option plans

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

In accordance with SFAS 123, as amended by SFAS 123R, and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company computed total compensation charges of $162,000 for the grants made to the two consultants. Such compensation charges are recognized over the vesting period of three years. Compensation expense for the year ended December 31, 2006 was $9,921.

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

On June 2, 2005, the Company granted 100,000 options to a director of the Company, which vests at the rate of 25,000 options on December 2 of 2005, 2006, 2007, and 2008, respectively. Through December 31, 2005, the Company did not recognize compensation expense under APB 25 as the options had a zero intrinsic value at the date of grant. The adoption of SFAS 123R on January 1, 2006 resulted in a compensation charge of $89,346 for the year ended December 31, 2006. On November 13, 2006, the Director filed his resignation. His options were vested unexercised in February 2007.
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

The following table summarizes the total number of shares for which options have been issued (Stock Option Plan, 2004 Incentive Plan, Employment Agreements and grants to Directors) and are outstanding:

	2006
	Options	Weighted average exercise price
Outstanding, January 1,	705,000	$4.20
Granted	-	-
Exercised	-	-
Forfeited or expired	(275,000)	4.78
Outstanding, December 31	430,000	$3.84

No options were granted and no options were exercised during the nine month period ended September 30, 2007 and the year ended December 31, 2006.

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

(c) Warrants

On June 7, 2005, the Company granted 100,000 warrants to a consulting company as compensation for investor relations services at exercise prices as follows: 40,000 warrants at $3.50 per share, 20,000 warrants at $4.25 per share, 20,000 warrants at $4.75 per share and 20,000 warrants at $5 per share. The warrants have a term of five years and trenches vest proportionately at a rate of a total 8,333 warrants per month over a one year period. The warrants are being expensed over the performance period of one year. In February 2006, the Company terminated its contract with the consultant company providing investor relation services. The warrants granted under the contract were reduced time-proportionally to 83,330, based on the time in service by the consultant company.

11. Treasury Stock

In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group is acting as agent for the Company stock repurchase program. As of September 30, 2007, the Company acquired 1,279,893 shares of its common stock at a cost of $2,117,711.

Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

Pursuant to the Sale and Purchase Agreement of Navigator, the Company received 622,531 shares of the Company’s common stock as partial consideration on February 16, 2007 (the Closing Date). The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007. The Company canceled the Emvelco common stock acquired during the disposition in the amount of $834,192.

12. Subsequent events

Appswing Agreement and Kidron:

Based on a series of agreements executed in June and July 2007, Emvelco Corp., finalized its agreements with Appswing Ltd., a boutique investment banking firm and unrelated third party (the "Appswing Agreements"). The Appswing Agreements effectuates certain of the terms and provisions set forth in the agreements where Appswing purchased control of an entity traded on the Tel-Aviv Stock Exchange named Kidron Industrial Holdings Ltd. ("Kidron"). The Investors (The Company, ERC and AP) and Appswing will effectuate a transaction (the "Transaction") pursuant to which the Investors will acquire About 72.11% of Kidron), in exchange for the transfer of the rights to certain real estate projects in Las Vegas and Croatia to Kidron. Appswing, among other items, will advise the Investors on the steps necessary to effectuate the Transaction. Following the closing of the Transaction (the "Closing"), Kidron will undertake a financing to raise additional capital (the "Financing").

On July 19, 2007, as contemplated in the Appswing Agreement, Emvelco also entered into an agreement by and between Kidron, on the one side, and the Investors, on the other side (the "Kidron Agreement"). The Kidron Agreement provides that the Investors will transfer certain interests in real estate projects in Las Vegas and Croatia to Kidron in consideration of shares of Kidron, equal to about 72.11% of the issued capital stock of Kidron. Further, Kidron will issue to Appswing shares of Kidron, which shall constitute about 13.66% of the issued capital stock of Kidron.

The closing of the Kidron Agreement is subject to the completion of due diligence by the Investors and other conditions, including the approval of an agreement pursuant to which Mr. Yossi Attia, chief executive officer of the Company, will serve as chief executive officer of Kidron, and the approval of an agreement pursuant to which Mr. Shalom Attia, Mr. Yossi Attia's brother, will serve as Vice President to Kidron's operations in Europe. Mr. Yossi Attia will continue to serve as the chairman of the board and executive officer of the Company.

On October 15, 2007, Emvelco delivered that certain Notice of Exercise of Option ("Notice") to ERC, TIHG, Verge and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties. Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, further intends to exercise its option (the "Sitnica Option") to purchase ERC's derivative rights and interest in Sitnica d.o.o. through ERC's holdings (one-third (1/3) interest) in AP Holdings Limited ("AP Holdings"), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. (excluding ERC's interest in AP Holdings). The Sitnica Option is exercisable in the amount of $4,000,000, payable by reducing the outstanding loan amount owing to the Company under the Investment Agreement by $3,550,000 and reducing the Company's deposit with Shalom Atia, Trustee of AP Holdings, by $450,000.

Based on these series of agreement, and assuming final exercise of Emvelco option, as well final execution of the Kidron agreements, the Company presents below the Verge Performa balance sheet as of September 30, 2007 as if the exercise of option would take place.

The Performa balance sheet shows the land was increased based on fair value, less applicable deferred taxes. This increases the total equity in Verge up to the amount paid by Emvelco, $15,000,000. The Company received an appraisal as of August 21, 2007, from an independent US appraisal company, on the vacant land for $15,500,000.

The Verge Performa statements below were done based on the legal agreements between the parties, which a new cash payment from Emvelco totaling to $5,000,000 (subject to ground breaking) and capitalization of $10,000,000 in loans. The transaction is supported by an external appraisal for the Verge project.

Verge Living Corporation
Pro Forma Balance Sheet
(unaudited)
September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$70,183
Prepaid and other current assets	379,061

Total current assets	449,244

Restricted cash	4,354,635
Investment in Land Development	21,818,542
Fixed Assets, net after Depreciation	34,956

Total assets	$26,657,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	391,392
Other current liabilities	70,000
Accrued expenses	56,233
Secured Loan from Emvelco	2,146,750
Total current liabilities	2,664,375

Liability for escrow refunds	4,354,635
Liability for brokerage fees due on closing	1,972,826
Deferred taxes	2,665,541
Total liabilities	11,657,377

Commitments and contingencies

Stockholders' equity
Common stock, $1 par value - Authorized 75,000, shares; 75,000 shares issued and outstanding	75,000
Additional paid-in capital	15,313,362
Accumulated deficit	(388,362)
Total stockholders' equity	15,000,000
Total liabilities and stockholders' equity	$26,657,377

On November 1, 2007, that certain closing (the "Closing") took place by and between Emvelco Corp. and AP Holdings, on the one hand and Kidron Industrial Holdings, Ltd. ("Kidron") on the other hand, in connection with that certain agreement dated July 19, 2007 with respect to the transfer of certain of the Company's assets to Kidron (the "Kidron Transaction"), as reported on Emvelco's 8-K filings dated June 11, 2007 and July 26, 2007. In the Minutes of Completion of the Agreement dated July 19, 2007 (the "Agreement") that was conducted on November 1, 2007, the Parties acknowledged that the preliminary conditions for the Kidron Transaction were satisfied, that due diligence on the acquired assets; namely, the capital stock of Verge Living Corporation ("Verge") and Sitnica, d.o.o. ("Sitnica") had been completed and accepted, and that the Emvelco shall receive and be issued pursuant to the Closing 734,060,505 shares of stock in Kidron, represent about 58% of Kidron. Upon closing Verge became a fully owned subsidiary of Kidron.

On October 29, 2007 Verge entered into a loan agreement effective November 2, 2007 with Kidron. The loan is for period of 12 months beginning November 2, 2007 and will bear interest at the rate of 12% and is payable at maturity. On November 2, 2007, Kidron funded Verge with $1,700,000, and Verge paid off the Emvelco Loans in part. The $10,000,000 loan to Verge was capitalized into Verge equity.

Appswing will receive up to $1,000,000, plus value added tax as applicable, in consideration from the Investors, payable as follows: (a) $250,000 was paid to Appswing in June 2007 under the First Agreement, all of which was paid by the Company, and (b) $750,000 at the completion of the financing. In addition, upon the Closing, the Investors will purchase additional shares of Kidron, equal to approximately 4% of the outstanding shares of Kidron from Appswing, for $3,250,000, payable as follows: (a) $1,250,000.00 upon Closing, and (b) $2,000,000.00 within 30 days of Closing. If the Investors elect not to effect the Transaction, the Appswing Agreement will be terminated, and the Company's $250,000 initial payment made in June 2007 will be forfeited. On November 2007 the Company advanced $700,000 to Appswing.

Directors:

On October 4, 2007, Robin Gorelick, resigned as a director of the Company. Ms. Gorelick will continue to act as general counsel and corporate secretary for the Company.

NASDAQ:

On November 1, 2007, the Company received a NASDAQ Staff Determination (the "Determination") indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(4) requiring the Company to maintain a minimum bid price of $1.00 and that its securities are, therefore, subject to delisting from the NASDAQ Capital Market if it does not regain compliance by April 29, 2008. If the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days anytime prior to April 29, 2008, then the NASDAQ Staff will provide written notification that it complies with the Rule. In the event that the Company does not meet the minimum bid requirement by April 29, 2008 but satisfies all initial listing criteria, the Company will be given a 180 day extension to meet the minimum bid price. In the event that the Company does not meet the initial listing criteria, NASDAQ will provide the Company with written notification that the Company's securities will be delisted, which such determination may be appealed by the Company.

Secured Bank Loan:

On November 2007 the Company via a single assets entity (610 N Crescent Heights, LLC) - owned 100% by the Company, entered into a construction loan agreement with a commercial bank for the amount of $1,440,000. The existing loan of $720,000 was paid in full via the construction loan obtained.

Restricted cash and line of credits:

On August and November, 2006, the Company entered into two $4,000,000 Revolving Line of Credits (“line of credits”) with a commercial bank. As security for this credit facility, the Company deposited two time $4,000,000 into a certificate of deposits (“CD”) as collateral for a two year period. The CD earns interest at a rate of 5.25% and 5.12% annually, and any interest earned on the CD is restricted from withdrawal and must remain in the account for the entire term. The interest rate on the line of credit is 6% annually. The outstanding balance on the lines of credit was $7,475,692 as of September 30, 2007.

On November 8, 2007, the lines of credits were increased and extended as the following: $4,180,000 until October 16, 2008 and $4,229,000 until September 1, 2008. Both lines bear interest of 5.87% and are secured by restricted cash deposited in CD’s with the bank.

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

As a result of the Company’s analysis set forth above, the Company determined that, under FIN 46R, the Company did not consolidate ERC for the year ended December 31, 2006.

On October 11, 2006, the Company committed itself in the financing of Micrologic, Inc. (“Micrologic”), a Nevada corporation, engaged in the design and production of Electronic Design Automation (“EDA”) applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBox TM tools suite, which is a smart platform designed to accelerate IC's design time and shrink time to market factor. The agreement provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. The Company owns 25.10% of Micrologic; however such equity positions might be revised contingent upon the exercise of the warrants. As of September 30, 2007, $400,000 was transferred as part of this commitment, and no warrants were issued.

The Company’s interest in Micrologic has been consolidated in accordance with FIN46R, “Consolidation of Variable Interest Entities”. The Company is the primary beneficiary of Micrologic due to the VIE’s reliance on Emvelco to finance its’ ongoing business and software development activities. On September 30, 2007, the Company determined that it would no longer fund the operations of Micrologic and that the amounts previously advanced to Micrologic would not be collectible. Therefore, the Company wrote off the $400,000 loan. The Company consolidated the results of Micrologic’s operations from October 11, 2006 through September 30, 2007.

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

The consideration payable to the Company under the Stock Transfer Agreement is $500,000, which in TIHG's discretion, may be added to the outstanding loan amount owing to the Company by ERC (the "Loan Amount"). As of May 14, 2007, the current outstanding Loan Amount owing to the Company is approximately $12 million. Under the Stock Transfer Agreement, in no event shall the Loan Amount exceed eighty percent (80%) of the fair market value of the Verge Property. Pursuant to the Stock Transfer Agreement, a current appraisal of the Verge Property was presented to the Company on May 22, 2007, valuing the Verge Property at $14,800,000. On August 2007, Verge obtained an appraisal of said property, valued at $15,500,000). The effective date of the Stock Transfer Agreement is January 1, 2007 (the "Effective Date"). All rights assigned to the Company under the Investment Agreement will be considered to be assigned as of the Effective Date. Accordingly, as of the Effective Date, the Company shall be the sole secured and primary beneficiary under the Investment Agreement.

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

Based on a series of agreements executed in June and July 2007, Emvelco Corp., finalized its agreements with Appswing Ltd - A boutique Investment Banker - third party (the "Appswing Agreements"). The Appswing Agreements effectuates certain of the terms and provisions set forth in the agreements where Appswing purchased control of an entity traded on the Tel-Aviv Stock Exchange named Kidron Industrial Holdings Ltd. ("Kidron"). The Investors (The Company, ERC and AP) and Appswing will effectuate a transaction (the "Transaction") pursuant to which the Investors will acquire About 72.11% of Kidron), in exchange for the transfer of the rights to certain real estate projects in Las Vegas and Croatia to Kidron. Appswing, among other items, will advise the Investors on the steps necessary to effectuate the Transaction. Following the closing of the Transaction (the "Closing"), Kidron will undertake a financing to raise additional capital (the "Financing").

On July 19, 2007, as contemplated in the Appswing Agreement, Emvelco also entered into an agreement by and between Kidron, on the one side, and the Investors, on the other side (the "Kidron Agreement"). The Kidron Agreement provides that the Investors will transfer certain interests in real estate projects in Las Vegas and Croatia to Kidron in consideration of shares of Kidron, equal to about 72.11% of the issued capital stock of Kidron. Further, Kidron will issue to Appswing shares of Kidron, which shall constitute about 13.66% of the issued capital stock of Kidron.

The closing of the Kidron Agreement is subject to the completion of due diligence by the Investors and other conditions, including the approval of an agreement pursuant to which Mr. Yossi Attia, chief executive officer of the Company, will serve as chief executive officer of Kidron, and the approval of an agreement pursuant to which Mr. Shalom Attia, Mr. Yossi Attia's brother, will serve as Vice President to Kidron's operations in Europe. Mr. Yossi Attia will continue to serve as the chairman of the board and executive officer of the Company.

On October 15, 2007, Emvelco delivered that certain Notice of Exercise of Option ("Notice") to ERC, TIHG, Verge and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties. Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, further intends to exercise its option (the "Sitnica Option") to purchase ERC's derivative rights and interest in Sitnica d.o.o. through ERC's holdings (one-third (1/3) interest) in AP Holdings Limited ("AP Holdings"), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. (excluding ERC's interest in AP Holdings). The Sitnica Option is exercisable in the amount of $4,000,000, payable by reducing the outstanding loan amount owing to the Company under the Investment Agreement by $3,550,000 and reducing the Company's deposit with Shalom Atia, Trustee of AP Holdings, by $450,000.

On November 1, 2007, that certain closing (the "Closing") took place by and between Emvelco Corp. and AP Holdings, on the one hand and Kidron Industrial Holdings, Ltd. ("Kidron") on the other hand, in connection with that certain agreement dated July 19, 2007 with respect to the transfer of certain of the Company's assets to Kidron (the "Kidron Transaction"), as reported on Emvelco's 8-K filings dated June 11, 2007 and July 26, 2007. In the Minutes of Completion of the Agreement dated July 19, 2007 (the "Agreement") that was conducted on November 1, 2007, the Parties acknowledged that the preliminary conditions for the Kidron Transaction were satisfied, that due diligence on the acquired assets; namely, the capital stock of Verge Living Corporation ("Verge") and Sitnica, d.o.o. ("Sitnica") had been completed and accepted, and that the Emvelco shall receive and be issued pursuant to the Closing 734,060,505 shares of stock in Kidron, representing about 58% of Kidron. Upon Closing, Verge became a fully owned subsidiary of Kidron.

On October 29, 2007 Verge entered into a loan agreement effective November 2, 2007 with Kidron. The loan is for a period of 12 months from November 2, 2007 and will bear interest at the rate of 12% per annum and is payable at maturity of said loan. On November 2, 2007, Kidron funded Verge with $1,700,000., and Verge partially paid off the Emvelco Loans, whereas the amount of $10,000,000 loan to Verge was capitalized into Verge equity.

Appswing will receive up to $1,000,000, plus value added tax as applicable, in consideration from the Investors, payable as follows: (a) $250,000 paid to Appswing in June 2007 under the First Agreement (all of which was paid by the Company) and (b) $750,000 at the completion of the financing. In addition, upon the Closing, the Investors will purchase additional shares of Kidron, equal to approximately 4% of the outstanding shares of Kidron from Appswing, for $3,250,000, payable as follows: (a) $1,250,000.00 upon Closing, and (b) $2,000,000.00 within 30 days of Closing. If the Investors elect not to effect the Transaction, the Appswing Agreement will be terminated, and the Company's $250,000 initial payment made in June 2007 will be forfeited. On November 2007 the Company advanced $700,000 to Appswing.

The Board of Directors of the Company has approved the Notice and ratified the transactions there under pursuant to Consent of the Board of Directors dated July 16, 2007; except that Yossi Attia abstained with respect to the vote and ratification of the Sitnica Option as his brother is an equity owner in AP Holdings.

In June 2006, the Company’s Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company’s common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group act as agent for the Company’s stock repurchase program. Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007 or until the increased amount of shares is purchased.

As of September 30, 2007, the Company held 1,279,893 treasury shares at a cost of $2,117,711.

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

(b) Disposal of Navigator and ERC

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

(c) Notice of Exercise of Option

As described in details above, on October 15, 2007, the Company delivered Notice of Exercise of Option ("Notice") to Emvelco RE Corp., a Nevada corporation ("ERC"), The International Holdings Group Ltd., a Marshall Islands corporation, Verge Living Corporation, a Nevada corporation ("Verge") and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties.

On November 1, 2007, that certain closing (the "Closing") took place by and between Emvelco Corp. and AP Holdings, on the one hand and Kidron Industrial Holdings, Ltd. ("Kidron") on the other hand, in connection with that certain agreement dated July 19, 2007 with respect to the transfer of certain of the Company's assets to Kidron (the "Kidron Transaction"), as reported on Emvelco's 8-K filings dated June 11, 2007 and July 26, 2007. In the Minutes of Completion of the Agreement dated July 19, 2007 (the "Agreement") that was conducted on November 1, 2007, the Parties acknowledged that the preliminary conditions for the Kidron Transaction were satisfied, that due diligence on the acquired assets; namely, the capital stock of Verge Living Corporation ("Verge") and Sitnica, d.o.o. ("Sitnica") had been completed and accepted, and that the Emvelco shall receive and be issued pursuant to the Closing 734,060,505 shares of stock in Kidron, represent about 58% of Kidron. Upon Closing Verge became fully owned Subsidiary of Kidron.

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

The Board of Directors of the Company have approved the Appswing Agreement and the Kidron Agreement and ratified the transactions there under. Yossi Attia abstained with respect to the votes.

Plan of operation

The Company’s plan of operation for the next 12 months will include the following components:

We plan to finance and invest in real estate developments, including obtaining financing of Verge Living for the purpose of commencing or continuing the project in 2008. Our plan is to proceed with financial investment in real estate developments in the US. This phase of development will include the following elements:

(a) Attempting to take a financing role in raising bond or debt financing through Verge and AP Holdings if possible. Any cash receipt from financing will be utilized partly by the Company’s financial investment in real estate developments in the US. In connection with Verge and AP Holdings’ financing, the Company anticipates spending approximately $400,000 on professional fees over the next 12 months in order to pursue these attempts.

(b) Verge Project - Verge is pursuing construction loan and mezzanine financing for the Verge Property. The Company is seeking to participate in financing of a construction loan through a commercial bank and/or private investors potentially as equity holder.

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

(f) The Company will not continue with the treasury share repurchase program, as it expired per its original terms.

(g) The outstanding amount of commitment to the Company’s investment in Micrologic is $400,000. Micrologic believes it will have developed products in 2007 of which there is no guarantee. On September 30, 2007, the Company determined that it would no longer fund the operations of Micrologic and that the amounts previously advanced to Micrologic would not be collectible. The Company is under negotiations with Micrologic to void the Company’s obligations in connection with further financing and restructure Micrologic in a way that the Company will be released from any further funding commitment.

The current situation in the US mortgage market is on of tight money in lieu of the Sub-Prime crises, whereby many borrowers are having a difficult time obtaining financing. This “tight money” policy is the result of several factors: an increase in home foreclosures; an increase in the failure of mortgage companies; a steep decline in funding available mortgages (primarily sub prime mortgage but also “A” credit mortgages) and a decline in housing prices. As relates to the Company project’s involvements the current crises will be monitored closely by the Company that may lead to certain delays or termination in the Company plan of operation. The Company’s actual expenditures and business plan may differ from the one stated above. Its board of directors may decide not to pursue this plan as a whole or part of it. In addition, the Company may modify the plan based on available financing. The US real estate market trends are toward a soft market in the last year. Management believes that the “softer market” is due to the Federal Reserve Bank Policy of raising interest rates (in order to depress inflation trends). Fluctuations in interest rates make financing more expensive, and more difficult to obtain.

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

Summery Plan of Operation:

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions for a number of reasons. Our accounting policies are stated in Note 2 to the 2006 Consolidated Financial Statements, as well as in our 2007 interim financials. We identified the following accounting policies as critical to understanding the results of operations and representative of the more significant judgments and estimates used in the preparation of the consolidated financial statements: impairment of goodwill, allowance for doubtful accounts, acquisition related assets and liabilities, accounting of income taxes and analysis of FIN46R as well as FASB 67.

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

Our expected future cash flows are affected by many factors including:

a) The economic condition in the US, especially in Las Vegas, Nevada and Los Angeles, California markets;

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

Employment Agreements

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

On September 17, 2007, the Board of Directors voted to appoint Darren C. Dunckel as a director of the Company. There are no understandings or arrangements between Mr. Dunckel and any other person pursuant to which Mr. Dunckel was selected as a director. Mr. Dunckel presently does not serve on any Company committee. Mr. Dunckel may be appointed to serve as a member of a committee although there are no current plans to appoint Mr. Dunckel to a committee as of the date hereof. Mr. Dunckel does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Mr. Dunckel has entered into various transactions and agreements with the Company on behalf of ERC, Verge and TIHG (all such transactions have been reported on the Company filings of Form 8Ks). On December 31, 2006, Mr. Dunckel executed the Agreement and Plan of Exchange on behalf of TIHG which was issued shares in ERC in consideration for the exchange of TIHG's interest in Verge. Pursuant to that certain Stock Transfer and Assignment of Contract Rights Agreement dated as of May 14, 2007, the Company transferred its shares in ERC in consideration for the assignment of rights to that certain Investment and Option Agreement, and amendments thereto, dated as of June 19, 2006 which gives rights to certain interests and assets. Mr. Dunckel has represented and executed the foregoing agreements on behalf of ERC, Verge and TIHG. In the event that the Company completes its transaction with Appswing Ltd., in connection with the purchase of Kidron Industrial Holdings Ltd., Mr. Dunckel will execute agreements on behalf of Verge to transfer 100% of Verge and a portion of ERC's interest and assets in Croatia in consideration of the Company receiving a large percentage equity interest in Kidron. Mr. Dunckel on behalf of ERC and/or TIHG will be entitle to $5,000,000 (See note 12 Subsequent Events)

Micrologic

On October 11, 2006, the Company committed itself in the financing of Micrologic The agreement provides for an initial investment by the Company of up to $1,000,000, with warrants to purchase additional equity for additional investment. The Company owns 25.10% of Micrologic; however such equity positions might be revised contingent upon the exercise of the warrants. As of September 30, 2007, $400,000 was transferred as part of this commitment, and no warrants were issued. On September 30, 2007, the Company determined that it would no longer fund the operations of Micrologic and that the amounts previously advanced to Micrologic would not be collectible. The Company is under negotiations with Micrologic to void the Company commitment and re-structure Micrologic in a way that the Company will be released from its funding commitment.

Lease Agreements

In 2007, the Company entered into a one year agreement for office space. The rent expense related to such leases is $28,800 in 2007 and $0 in 2006, respectively. The Company gave a notice of termination its office space rent, effective end of November 2007, and will relocate its offices into Verge headquarters in West Hollywood.

Navigator Acquisition - Registration Rights

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

Indemnities Provided Upon Sale of Subsidiaries

On April 15, 2005, the Company sold Euroweb Slovakia. According to the securities purchase contract (the “Contract”); the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties, or obligations as set in the Contract up to an aggregate amount of $540,000. The buyer shall not be entitled to make any claim under the Contract after the fourth anniversary of the date of the Contract. No claims have been made to-date. At September 30, 2007 the Company accrued $35,000 as the estimated fair value of this indemnity.

On May 23, 2006, the Company sold Euroweb Hungary and Euroweb Romania. According to the share purchase agreement (the “SPA”), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties or obligations as provided for in the SPA. The Company shall not incur any liability with respect to any claim for breach of representation and warranty or indemnity, and any such claim shall be wholly barred and unenforceable unless notice of such claim is served upon Emvelco by buyer no later than 60 days after the buyer’s approval of Euroweb Hungary and Euroweb Romania’s statutory financial reports for the fiscal year 2006, but in any event no later than June 1, 2007. In the case of Clause 8.1.6 (Taxes) or Clause 9.2.4 of SPA, the time period is five years from the last day of the calendar year in which the closing date occurs. No claims have been made to date. At September 30, 2007, the Company has accrued $201,020 as the estimated fair value of this indemnity.

Verge and ERC Options Exercise - Balances Post Acquisitions:

As stated in footnote number 1, Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, further intends to exercise its option (the "Sitnica Option") to purchase ERC's derivative rights and interest in Sitnica d.o.o. through ERC's holdings (one-third (1/3) interest) in AP Holdings Limited ("AP Holdings"), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. (excluding ERC's interest in AP Holdings). The Sitnica Option is exercisable in the amount of $4,000,000, payable by reducing the outstanding loan amount owing to the Company under the Investment Agreement by $3,550,000 and reducing the Company's deposit with Shalom Atia, Trustee of AP Holdings, by $450,000. And footnote 5, Pursuant to the Notice, Emvelco, subject to performance under the Upswing Agreement, intends to exercise its option (the "Verge Option") to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Verge Option is exercisable in the amount of $5,000,000 payable in cash - not prior of Verge breaking ground, plus conversion of $10,000,000 loans given to Verge into Equity as consideration for 75,000 shares of Verge. Said transaction was closed on November 1, 2007 (see Note 12 Subsequent Events)

Upon actual closing (see note 12) - ERC balances (as of September 30, 2007 before closing: $8,994,326), will be reduced by about $8,550,000 ($3,550,000 for exercise the one third Sitnica option and $5,000,000 upon Verge breaking ground). The Company Verge balances will be reduced by converting $10,000,000 into Verge equity.

Off Balance Sheet Arrangements

There are no materials off balance sheet arrangements.

Results of Operations

Nine Months Period Ended September 30, 2007 Compared to Nine Months Period Ended September 30, 2006

Due to the new real estate activity, which commenced in June 2006, discontinued operation presentation of Euroweb Hungary, Euroweb Romania, and Navigator, disposal of the Company’s interest in ERC, and consolidation of Micrologic, the consolidated statements of operations for the periods ended September 30, 2007 and 2006 are not comparable. The financial figures for 2007 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware, as the Company commenced its financial investment in real estate related activity with related revenues and costs in June 2006.

Nine months ended September 30,	2007	2006
Total revenues	$6,950,000	$4,764,201

Revenues increased by 46%, or $2,185,799 primarily due to the sale of the three properties changes, the Laurel Property, the Harper Property, and the Edinburgh Properties. The Company closed all three properties during the third quarter of 2007.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the nine months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
Total cost of revenues	$6,436,006	$1,447,486

Costs of sales increased by 345%, or $4,988,520 primarily due to the sale of the three properties changes, the Laurel Property, the Harper Property, and the Edinburgh Properties. The gross margin on these residential real estate facilities were approximately 7%, which was a lower margin than the nine months ended September 30, 2006. The Company closed all three properties during the third quarter of 2007.

Compensation and related costs

The following table summarizes compensation and related costs for the nine months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
Compensation and related costs	$328,547	$2,348,019

Overall compensation and related costs decreased by 86%, or $2,019,472 primarily due to changes in the treatment of stock options to the CEO in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), as well as the sales of our European activities decrease materially our compensation and related costs.

Severance costs

The following table summarizes severance costs for the nine months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
Severance costs	$0	$750,000

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

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the nine months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
Consulting, director and professional fees	$597,201	$1,579,592

Overall consulting, professional and director fees decreased by 62%, or $982,311, primarily as the result of the new Director compensation policy, compensation charge on stock option to the Directors in accordance with SFAS 123R and decrease in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee over last period.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
Other selling, general and administrative expenses	$354,689	$1,118,020

Overall, other selling, general and administrative expenses decreased by 68%, or $763,331, primarily attributable to saving on costs in lieu of disposals.

Software development expense

The following table summarizes software development expense for the nine months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
Software development expense	$136,236	$0

Software development expense was incurred by Micrologic for the design and development of Electronic Design Automation (“EDA”) applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBox TM tools suite.

Interest income and expense

The following table summarizes interest income and expense for the nine months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
Interest income	$1,425,314	$336,556
Interest expense	$(205,957)	$(74,737)

The increase in interest income is attributable to the Company investing proceeds on the sale of Euroweb Hungary, Euroweb Romania and Navigator in money market funds and certificate of deposits pending establishment of the real estate development business, as well as loans to ERC and Verge. The increase in interest expense is due to the increase line of credit outstanding during the nine months ended September 30, 2007.

  Three Months Period Ended September 30, 2007 Compared to Three Months Period Ended September 30, 2006

Due to the new financial investment in real estate activity, which commenced in June 2006, discontinued operation presentation of Euroweb Hungary, Euroweb Romania and Navigator, disposal of the Company’s interest in ERC, and consolidation of Micrologic, the consolidated statements of operations for the periods ended September 30, 2007 and 2006 are not comparable. The financial figures for 2007 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware, as the Company commenced its financial investment in real estate related activity with related revenues and costs in June 2006.

Three months ended September 30,	2007	2006
Total revenues	$6,950,000	$1,369,684

Revenues increased by 407%, or $5,580,316 primarily due to the sale of the three properties changes, the Laurel Property, the Harper Property, and the Edinburgh Properties The Company closed all three properties during the third quarter of 2007.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the three months ended September 30, 2007 and 2006:

Three months ended September 30,	2007	2006
Total cost of revenues	$6,436,006	$303,689

Costs of sales increased by 2019% or $6,132,308 primarily due to sale of three properties changes, the Laurel Property, the Harper Property, and the Edinburgh Properties. The gross margin on these residential real estate facilities were approximately 7%, which was a lower margin than the three nine months ended September 30, 2006. The Company closed all three properties during the third quarter of 2007.

Compensation and related costs

The following table summarizes compensation and related costs for the three months ended September 30, 2007 and 2006:

Three months ended September 30,	2007	2006
Compensation and related costs	$90,001	$878,607

Overall compensation and related costs decreased by 90%, or $788,606 primarily due to changes in the treatment of stock options to the CEO in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), as well as the sales of our European activities decrease materially our compensation and related costs.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the three months ended September 30, 2007 and 2006:

Three months ended September 30,	2007	2006
Consulting, director and professional fees	$166,579	$681,562

Overall consulting, professional and director fees decreased by 76%, or $514,965, primarily as the result of the new Director compensation policy, compensation charge on stock option to the Directors in accordance with SFAS 123R and decrease in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee over last period.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended September 30, 2007 and 2006:

Three months ended September 30,	2007	2006
Other selling, general and administrative expenses	$151,259	$416,856

Overall, other selling, general and administrative expenses decreased by 64%, or $265,597, primarily attributable to saving on costs in lieu of disposals.

Software development expense

The following table summarizes software development expense for the three months ended September 30, 2007 and 2006:

Three months ended September 30,	2007	2006
Software development expense	$37,336	$0

Software development expense was incurred by Micrologic for the design and development of Electronic Design Automation (“EDA”) applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBox TM tools suite.

Interest income and expense

The following table summarizes interest income and expense for the three months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
Interest income	$1,425,314	$336,556
Interest expense	$(68,628)	$(74,737)

The increase in interest income is attributable to the Company investing proceeds on the sale of Euroweb Hungary, Romania and Navigator in money market funds and certificate of deposits pending establishment of the real estate development business, as well as loans to ERC and Verge. The increase in interest expense is due to the increase line of credit outstanding during the three months ended September 30, 2007.

Liquidity and Capital Resources

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months

As of September 30, 2007, our cash, cash equivalents and marketable securities were approximately $68,000, a decrease of approximately $2.8 million from the end of fiscal year 2006. The decrease in our cash, cash equivalents and marketable securities is the result of our investment policy.

Cash flow provided by/(used in) operating activities for the nine months ended September 30, 2007 was $(1,845,079) and $(2,390,287) for the same period last year. The change is due to disposal of operations of some units incurring losses.

Cash flow provided by/(used in) investing activities for the nine months ended September 30, 2007 and 2006 was $(5.8) million and $5.8 million, respectively. The change was due to the net proceeds of the sale of Euroweb Hungary and Euroweb Romania being received in the prior year.

Cash provided by/(used in) financing activities was $4.9 million for the nine months ended September 30, 2007 and $4.2 million for the nine months ended September 30, 2006. This increase is due to increased funding to establish loans to Verge Living Corp in the current period.

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months.

The Company holds restricted Certificates of Deposit (CD’s) with the Bank to access a revolving line of credit. These deposits are interest bearing and approximated $8.4 million as of September 30, 2007. On November 8, 2007, the lines of credits were increased and extended as the following: $4,180,000 until October 16, 2008 and $4,229,000 until September 1, 2008. Both line bearing interest of 5.87% and secured by restricted cash deposited in CD’s with the bank.

In the event the Company makes future acquisitions or investments, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may consider the sale of non-strategic assets.

Inflation and Foreign Currency

The Company maintains its books in local currency: Hungarian Forit for Navigator and US Dollars for the Parent Company registered in the State of Delaware.

The Company’s operations are primarily in the United States through its wholly owned subsidiary. Some of the Company’s customers were in Hungary. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forit, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

Effect of Recent Accounting Pronouncements

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

Item 3. Controls and Procedures

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Principal Financial Officer and the Audit Committee members, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls in the quarter ended June 30, 2007 that materially affected or are reasonably likely to materially affect the Company’s internal controls.

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

In July and August 2007, NASDAQ approached the Company in regard to complying with NASDAQ Marketplace Rules 4300 and 4330(c) pertaining that the Company is a shell per these rules. The Company responded to all NASDAQ questions, and the Company’s position is that the Company is not a shell.

On November 1, 2007, the Company received a NASDAQ Staff Determination (the "Determination") indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(4) requiring the Company to maintain a minimum bid price of $1.00 and that its securities are, therefore, subject to delisting from the NASDAQ Capital Market if it does not regain compliance by April 29, 2008. If the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days anytime prior to April 29, 2008, then the NASDAQ Staff will provide written notification that it complies with the Rule. In the event that the Company does not meet the minimum bid requirement by April 29, 2008, but satisfies all initial listing criteria, the Company will be given a 180 day extension to meet the minimum bid price. In the event that the Company does not meet the initial listing criteria, NASDAQ will provide the Company with written notification that the Company's securities will be de-listed, which such determination may be appealed by the Company.

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

The Company filed a complaint in the Superior Court for the County of Los Angeles, against an attorney. The case was filed on February 14, 2007, and service of process has been done. In the complaint the Company is seeking judgment against this attorney in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. Defendant has not yet appeared in the action. The Company believes that it has a meritorious claim for the return of monies deposited with defendant in a trust capacity, and, from the documents in the Company’s possession, there is no reason to doubt the validity of the claim. However, management does not have any information on the collectibility of any judgment that might be entered in court. During April 2007 defendant returned $92,694 (70,000 Euros at the relevant time) which netted to $72,694 post legal expenses; the Company has granted him a 15-day extension to file his defense. Post the extension and in lieu of not filing a defense, the Company filed for a default judgment. On October 25, 2007 the Company obtained a California Judgment by court after default against the attorney for the sum of $249,340.65

ITEM 2. CHANGES IN SECURITIES

In June 2006, the Company's Board of Directors approved a program to repurchase (the “Repurchase Program”), from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group is acting as agent for our stock repurchase program. As of September 30, 2007, the Company acquired 1,279,893 shares of its common stock at a cost of $2,117,711.

Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

Pursuant to the Sale and Purchase Agreement of Navigator, the Company received 622,531 shares of the Company’s common stock as partial consideration on February 16, 2007, the closing date. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007. The Company canceled the Emvelco common stock acquired during the disposition in the amount of $834,192.

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

Recent NASDAQ Staff Determination

On November 1, 2007, the Company received a NASDAQ Staff Determination (the "Determination") indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(4) requiring the Company to maintain a minimum bid price of $1.00 and that its securities are, therefore, subject to delisting from the NASDAQ Capital Market if it does not regain compliance by April 29, 2008. If the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days anytime prior to April 29, 2008, then the NASDAQ Staff will provide written notification that it complies with the Rule. In the event that the Company does not meet the minimum bid requirement by April 29, 2008, but satisfies all initial listing criteria, the Company will be given a 180 day extension to meet the minimum bid price. In the event that the Company does not meet the initial listing criteria, NASDAQ will provide the Company with written notification that the Company's securities will be de-listed, which such determination may be appealed by the Company.

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

(10) (d)	Share Purchase Agreement by and between Emvelco International Corp. and Invitel Tavkozlesi Szolgaltato Rt. (5)

(10) (e)	Investment Agreement, dated as of June 19, 2006, by and between EWEB RE Corp. and AO Bonanza Las Vegas, Inc. (6)

(10) (f)	Sale and Purchase Agreement, dated as of February 16, 2007, by and between Emvelco Corp. and Marivaux Investments Limited (7)

(10) (g)	Stock Transfer and Assignment of Contract Rights Agreement, dated as of May 14, 2007 among Emvelco Corp., Emvelco RE Corp., The International Holdings Group Ltd., and Verge Living Corporation (8)

(10) (h)	Memorandum of Understanding, dated as of May 31, 2007, among Emvelco Corp., Emvelco RE Corp., and Yossi Attia

(31) (a)	Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of EMVELCO Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) (a)	Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of EMVELCO Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________
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

(5) Filed as an exhibit to Form 8-K on December 21, 2005.

(6) Filed as an exhibit to Form 8-K on June 23, 2006

(7) Filed as an exhibit to Form 8-K on February 20, 2007

(8) Filed as an exhibit to Form 8-K on May 16, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, California, on November 14, 2007.

EMVELCO CORP.

By:	/s/Yossi Attia
Yossi Attia
Chief Executive Officer and Principal Financial Officer