Form 10KSB
period 2007-12-31
EMVELCO CORP.
filed 2008-04-14
CIK 905428

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-12000

EMVELCO CORP.
(Name of small business issuer as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1061 ½ N Spaulding Ave., West Hollywood, CA 90046
(Address of principal executive offices)
Issuer’s telephone number, including area code: (323) 822-1750

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

The registrant’s total revenues for the year ended December 31, 2007 were $6,950,000.

The aggregate market value of the registrant’s common stock (the only class of voting stock) held by non-affiliates of the Company as of April 11, 2008 was $5,364,535 based on the closing price of the registrant's common stock on such date of $1.05 as reported by the NASDAQ Capital Market .

At April 11, 2008, 5,109,081 shares of common stock (the only class of voting stock) were outstanding of which 3,498,562 were held by non-affiliates of the Company.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

ITEM 1. DESCRIPTION OF BUSINESS

History of Business

Emvelco Corp., formerly known as (“f/k/a”) Euroweb International Corp., is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993. Emvelco Corp. and its consolidated subsidiaries are collectively referred to herein as “Emvelco” or the “Company”. Emvelco’s business that was first implemented in 1997 is identifying, developing and operating companies within emerging industries for the purpose of consolidation and sale if favorable market conditions exist. Although the Company primarily focuses on the operation and development of its core businesses, the Company pursues consolidations and sale opportunities as presented in order to develop its core businesses as well as outside of its core business.

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

On June 11, 2006, the Board of Directors of Emvelco, as part of its strategy to redirect the Company into new markets, voted to pursue an investor role in development and real estate business opportunities through focusing on the financial aspects of developing majority or minority owned affiliates, providing loans for the development of property, engaging in the financing segments for development of property and the construction of various types of facilities and investing in real estate opportunities. The Company commenced its investments in the real estate industry through its former wholly-owned subsidiary, Emvelco RE Corp (“ERC”), f/k/a Euroweb RE Corp. in June 2006.

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

On February 16, 2007, the Company completed the disposal of Navigator and exited from the IT outsource industry, which has been classified as a discontinued operation as of December 31, 2006. Accordingly, the Company’s principal operations are solely for financial investments in development and real estate.

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

The consideration payable to the Company under the Stock Transfer Agreement was $500,000, which in TIHG’s discretion, may be added to the outstanding loan amount owing to the Company by ERC pursuant to the secured line of credit agreement (the "Line of Credit") with ERC, entered into on June 14, 2006, pursuant to which the Company agreed to loan ERC up to $10.0 million. In December 2006, the Board of Directors and Audit Committee of the Company approved an increase of the Line of Credit up to $20.0 million. ERC can use this line for the various different projects they are engaged in. The loans are payable on demand and accrue interest at 12% per annum.

As of December 31, 2006, the outstanding Line of Credit owed to the Company was approximately $12 million. Under the Stock Transfer Agreement, in no event shall the Line of Credit exceed eighty percent (80%) of the fair market value of the Verge Property. As a condition precedent to the Stock Transfer Agreement, a current appraisal of the Verge Property was presented and delivered to the Company within two weeks of the date of the Stock Transfer Agreement. As of December 31, 2007, the outstanding Line of Credit owed to the Company was approximately $763 thousand, which was eliminated upon consolidation.

The effective date of the Stock Transfer Agreement was January 1, 2007 (the “Effective Date”). All rights assigned to the Company under the Investment Agreement will be considered to be assigned as of the Effective Date. Accordingly, as of the Effective Date, the Company became the sole secured and primary beneficiary under the Investment Agreement, and the Company had no ownership interest in ERC.

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

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company's Form 8-K filed June 11, 2007), the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange - the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL). In addition, the Investors intend to transfer rights and control of various real estate projects to AGL. The Investors and AGL then effected a transaction, pursuant to which the Investors and/or the Investors' affiliates acquired together about 76% of the AGL in consideration of the transfer of the rights to the various real estate projects (including Verge) to AGL (the "Transaction"). Upswing, among other items, advised the Investors on the steps necessary to effectuate the contemplated transfer of real estate project rights to AGL.

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

The above transaction was closed on November 2, 2007. Upon closing, Verge became a fully owned subsidiary of AGL and the Company owns 58.3% of AGL and consolidates AGL’s results in these financial statements.

Through its subsidiaries and series of agreements with ERC, the Company developed and sold in 2007 three properties in the Los Angeles vicinity. The Company has currently two other residential single families’ homes under development in Los Angeles vicinity.

Currently, the Company has majority ownership of a subsidiary with operations outside the United States. The Company’s headquarters are now located in West Hollywood, California.

The Company has entered into a term sheet which provides that the Company will purchase an entity that owns certain gas development rights, all the mineral acreage and land rights for drilling on that certain property located in Texas (the “Gas Lease Rights”). Specifically, the Company will purchase all the outstanding membership interests of Davy Crockett Gas Company, LLC, a Nevada limited liability company (“DCG”), which currently owns the Gas Lease Rights. The purchase price shall be $50 million, which shall be payable in 50,000,000 shares of common stock of the Company. At closing the Company will issue 25,000,000 shares of common stock and then will issue as additional 5 million shares upon each of the first five wells going into production. The purchase price may be increased up to $250 million based on actual proven developed product. The Company is still undertaking due diligence in connection with proof of good title to the Gas Lease Rights. The transaction was presented to the Board of Directors for approval at a meeting on March 13, 2008. The terms and provisions of the Gas Lease Rights and acquisition thereof is delineated in the Agreement and Plan of Exchange (the “Agreement and Plan of Exchange”). The transaction is subject to a Proxy Statement to be delivered to the Shareholders.

If the DCG acquisition is consummated, DCG will become a wholly-owned subsidiary of the Company and the outstanding membership interests will be exchanged by the holders thereof for shares of the Company. The shares of Emvelco common stock that holders of DCG’s membership interest will be entitled to receive pursuant to the Agreement and Plan of Exchange are expected to represent approximately 83% of the shares of the Company immediately following the consummation of the transaction. If the fifth well goes into production, the DCG membership interest will then own 91% of the Company. DCG, headquartered in Bel Air, is a newly formed LLC, which holds certain development rights for gas drilling in Crockett County, Texas.

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

Emvelco Strategy

INVESTMENTS AND REAL ESTATE DEVELOPMENT IN THE UNITED STATES OF AMERICA

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

On June 14, 2006, the Company entered into a secured line of credit agreement (the "Line of Credit") with ERC, pursuant to which the Company agreed to loan ERC up to $10.0 million. In December 2006, the Board of Directors and Audit Committee of the Company approved an increase of the Line of Credit up to $20.0 million. ERC can use this line for the various different projects they are engaged in. The loans are payable on demand and accrue interest at 12% per annum. As of December 31, 2007, the outstanding Line of Credit owed to the Company was approximately $763 thousand, which was eliminated upon consolidation.

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

The consideration payable to the Company under the Stock Transfer Agreement was $500,000, which in TIHG’s discretion, may be added to the outstanding loan amount owing to the Company by ERC pursuant to the secured line of credit agreement (the "Line of Credit") with ERC, entered into on June 14, 2006, pursuant to which the Company agreed to loan ERC up to $10.0 million. In December 2006, the Board of Directors and Audit Committee of the Company approved an increase of the Line of Credit up to $20.0 million. ERC can use this line for the various different projects they are engaged in. The loans are payable on demand and accrue interest at 12% per annum.

As of December 31, 2006, the outstanding Line of Credit owing to the Company is approximately $12 million. Under the Stock Transfer Agreement, in no event shall the Line of Credit exceed eighty percent (80%) of the fair market value of the Verge Property. As a condition precedent to the Stock Transfer Agreement, a current appraisal of the Verge Property was presented and delivered to the Company within two weeks of the date of the Stock Transfer Agreement.

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

The consideration payable to the Company under the Stock Transfer Agreement was $500,000, which in TIHG’s discretion, may be added to the outstanding loan amount owing to the Company by ERC pursuant to the secured line of credit agreement (the "Line of Credit") with ERC, entered into on June 14, 2006, pursuant to which the Company agreed to loan ERC up to $10.0 million. In December 2006, the Board of Directors and Audit Committee of the Company approved an increase of the Line of Credit up to $20.0 million. ERC can use this line for the various different projects they are engaged in. The loans are payable on demand and accrue interest at 12% per annum.

The effective date of the Stock Transfer Agreement was January 1, 2007 (the “Effective Date”). All rights assigned to the Company under the Investment Agreement will be considered to be assigned as of the Effective Date. Accordingly, as of the Effective Date, the Company became the sole secured and primary beneficiary under the Investment Agreement, and the Company had no ownership interest in ERC.

As of the Effective Date, under the Investment Agreement, each loan made to Verge is due on demand or upon maturity on January 14, 2008. The Company and Verge agreed to extend the term of the agreement until funds are available for repayment, which is expected in the year ending December 31, 2008. Interest continues to accrue at 12% per annum. If the Company requests that the funds be paid on demand prior to maturity, then Verge shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid in the form of shares of common stock of the Company, which will be computed by dividing the dollar amount of the 10% discount by the market price of the Company's shares of common stock. The terms of the loans require that the Company, be paid-off the greater of (i) the principal including 12% interest per annum or (ii) 33% of all gross profits derived from the Verge Property. In addition, the Company has the right to acquire the Verge Property for a purchase price of $15,000,000 through January 1, 2015. The purchase is payable in $10,000,000 in cash and $5,000,000 in shares of common stock of the Company.

OTHER INVESTMENTS

(a) EA Emerging Ventures Corp. (“EVC”).

On August 30, 2006, the Company entered into an agreement by and between the Company and Ashfield Finance LLC (“Ashfield”), a Delaware limited liability company to form, develops and initially fund EVC, a Nevada Corporation. The agreement was developed for the purpose of identifying Electronic Design Automation ("EDA") and IT development projects, as well as potential financing of real estate properties related thereto and other business ventures and investments. EVC is owned 50% by the Company and 50% by Ashfield. The Company shall provide the initial funds for implementation of the business purposes of the joint venture and shall be entitled to a first priority return on any proceeds or income received by EVC. Ashfield shall provide services in the area of business, finance and taxation advice and has entered into a Consulting Agreement with EVC regarding these services. In consideration for such services, Ashfield shall receive its 50% interest as well as a payment of $10,000 per month. EVC is evaluating various projects, although at the present time, has not presented the Company with a specific project for consideration. EVC is a shell company as of the date of this filing. As of December 31, 2007, EVC remains a shell company and is not yet entitled to receive $10,000 per month.

(b) Micrologic, Inc.

On October 11, 2006, as the first transaction in connection with the agreement with Ashfield (where Ashfield and EVC accepted no consideration) (see above), the Company entered into a Term Sheet that will be formally documented in a contract with associated exhibits, License Agreement and Warrants by and between the Company and Dr. Danny Rittman - a third party, in connection with the formation and initial funding of Micrologic, Inc. (“Micrologic”), a Nevada corporation, for the design and production of EDA applications and Integrated Circuit ("IC") design processes; specifically, the development and production of the NanoToolBox TM tools suite which shortens the time to market factor. NanoToolBox TM is a smart platform that is designed to accelerate IC's design time and shrink time to market factor. The Term Sheet provides for an initial investment by the Company of up to $1.0 million, with warrants to purchase additional equity for additional investment. Initially, the Company owns 25.1% and Dr. Rittman owns 74.9% of Micrologic, Inc. but such equity positions would be revised depending upon the exercise of the warrants as follows: (1) Warrant A - the Company shall be granted a two year option to acquire an additional 10% of Micrologic for $1.0 million (2) Warrant B - the Company shall be granted a three year option to acquire an additional 15% of Micrologic for $3.0 million. The consideration of warrants A and B can be paid at the discretion of the Company, 50% in cash and 50% in the Company’s shares. As of December 31, 2006, $50,000 was transferred by the Company as part of this commitment and no warrants were purchased. Micrologic will enter into a License Agreement with Dr. Danny Rittman, which grants Micrologic the right to technology invented, owned and registered by Dr. Rittman. Parties agreed that this investment will be handled directly between Micrologic and Emvelco without the involvement of EVC or Ashfield; however, the Company has no influence over the operation of Micrologic. The Company and Dr. Rittman are working on finalizing these agreements, which have not been signed as of the date of this report.

From January 1 2007, after the exchange with TIHG, ERC is no longer a controlled subsidiary of the Company and is not consolidated. The Company’s interest in Micrologic has been consolidated as of January 1, 2007 in accordance with FIN46R, “Consolidation of Variable Interest Entities”, due to Micrologic’s sole reliance on the Company to finance its’ ongoing business activities. Emvelco has exposure to a majority of the expected losses and/or expected residual returns of Micrologic. (See Note 4 in the financial statements - Investment in Micrologic). On November 15, 2007, the Company entered into a Settlement and Release Agreement and Amendment No. 1 (the "Amendment") to that certain Term Sheet Agreement (the "Agreement") which was entered into by and between Dr. Danny Rittman ("Rittman") and the Company and which the Amendment is entered into by and between the same parties. Pursuant to the Agreement, the Company was obligated to fund Micrologic $1 million and has funded $400,000 to date. Pursuant to the Amendment, the Company shall only be required to fund an additional $50,000 for a total investment of $450,000, and shall receive ten percent (10%) equity ownership in Micrologic. The Amendment also contains a settlement and release clause releasing the parties from any further obligations to each other. As of December 31, 2007, the Company has consolidated the results of operation of Micrologic, however, pursuant to the Settlement and Release Agreement, the Company will not consolidate the balance sheet at December 31, 2007, nor will it consolidate future results of operations.

(C) AP Holdings Limited - A Jersey Corporation (“AP Holdings”)

As a result of the Exchange Transaction entered into on December 31, 2006, ERC, through Verge, acquired a 33.33% equity investment in AP Holdings Limited, a Jersey Company for $3.0 million which was paid in cash at closing. AP Holdings, a non-operational holding Company owns 100% of Atia Projekt d.o.o. (“Atia Project”), a Croatian company engaged in real estate development. The Company has no influence over the operation of AP Holdings. The majority owner (66.67%) of AP Holdings is Shalom Atia, the brother of the Company’s Chief Executive Officer. During the accounting related to the Exchange Transaction, it was determined that there is no accounting value associated with this investment and therefore, the fair value of AP Holdings is its cost as of December 31, 2007.

(D) The Atia Group Limited

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company's Form 8-K filed June 11, 2007), the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors invested in an entity listed on the Tel Aviv Stock Exchange - the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL). In addition, the Investors transferred rights and control of various real estate projects to AGL. The Investors and AGL then effected a transaction, pursuant to which the Investors and/or the Investors' affiliates acquired together about 76% of the AGL in consideration of the transfer of the rights to the various real estate projects (including Verge) to AGL (the "Transaction"). Upswing, among other items, advised the Investors on the steps necessary to effectuate the contemplated transfer of real estate project rights to AGL.

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

Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, exercised its option (the "Sitnica Option") to purchase ERC's derivative rights and interest in Sitnica d.o.o. through ERC's holdings (one-third (1/3) interest) in AP Holdings Limited ("AP Holdings"), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. (excluding ERC's interest in AP Holdings). The Sitnica Option to be exercised in the amount of $4,000,000, payable by reducing the outstanding loan amount owing to the Company under the Investment Agreement by $3,550,000 and reducing the Company's deposit with Shalom Atia, Trustee of AP Holdings, by $450,000. Based on the actual closing and exchange of shares with AGL, where Sitnica became fully owned subsidiary of AGL, the Company did not exercise its Sitnica option.

This transaction was closed on November 2, 2007. Upon closing, Verge and Sitnica became fully owned subsidiaries of AGL and the Company owns 58.3% of AGL and consolidates AGL’s results in these financial statements.

(E) Crescent Heights and Dickens LLC

The Company formed and organized 610 N Crescent Heights LLC and 13059 Dickens LLC, for the purpose of developing two separate single family homes for future sales. Said properties are under development.

The Company may invest in other unidentified industries that the Company deems profitable. If the opportunity presents itself, the Company will consider implementing its consolidation strategy with its subsidiaries and any other business that it enters. However, except as set forth below, the Company does not presently have any plans, proposals or arrangements to redeploy its remaining capital funds or engage in any specific acquisitions. The Company has not yet identified any additional specific industries in which to invest.

The Company has entered into the final stages of negotiation on a term sheet which provides that the Company will purchase an entity that owns certain gas development rights, all the mineral acreage and land rights for drilling on that certain property located in Texas (the “Gas Lease Rights”). The purchase price shall be $50 million, which shall be payable in 50,000,000 shares of common stock of the Company. At closing the Company will issue 25,000,000 shares of common stock and then will issue as additional 5 million shares upon each of the first five wells going into production. The purchase price may be increased up to $250 million based on actual proven developed product. The Company is presently conducting due diligence. The transaction was presented to the Board of Directors for approval. The terms and provisions of the Gas Lease Rights will be delineated in a definitive agreement. The closing of this transaction is subject to shareholder approval.

If the acquisition of Davy Crockett Gas Company LLC (“DCG”) is consummated, DCG will become a wholly-owned subsidiary of the Company and outstanding membership interest will be exchange by the holders thereof for shares of the Company. The shares of Emvelco common stock that holders of DCG’s membership interest will be entitled to receive pursuant to the Agreement and Plan of Exchange are expected to represent approximately 83% of the shares of the Company immediately following the consummation of the Plan of Exchange of DCG. If the fifth well goes into production, the DCG membership interest will then own 91% of the Company. DCG, headquartered in Bel Air, is a newly formed LLC, which holding certain development rights for gas drilling in Crockett County, TX.

History of Acquisitions and Dispositions - ISP and IT industry

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

History of Acquisitions and Dispositions - Financial Investment and Real Estate Industry

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

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company's Form 8-K filed June 11, 2007), the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange - the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL). In addition, the Investors intend to transfer rights and control of various real estate projects to AGL. The Investors and AGL then effected a transaction, pursuant to which the Investors and/or the Investors' affiliates acquired about 76% of the AGL in consideration of the transfer of the rights to the various real estate projects (including Verge) to AGL (the "Transaction"). Upswing, among other items, advised the Investors on the steps necessary to effectuate the contemplated transfer of real estate project rights to AGL.

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

The transaction was closed on November 2, 2007. Upon closing, Verge became a fully owned subsidiary of AGL and the Company owns 58.3% of AGL and consolidates AGL’s results in the financial statements.

Through its subsidiaries and series of agreements with ERC, the Company developed and sold three properties in Los Angeles vicinity in the year ended December 31, 2007. The Company has two other residential single family homes under development in Los Angeles vicinity.

Products and Services

Upon completion of the sale of Navigator in February 2007, which is presented as discontinued operations for the year ended December 31, 2006; the Company no longer operates within the IT outsourcing industry.

Emvelco’s business that was first implemented in 1997 is identifying, developing and operating companies within emerging industries for the purpose of consolidation and sale if favorable market conditions exist. Although the Company primarily focuses on the operation and development of its core businesses, the Company pursues consolidations and sale opportunities as presented in order to develop its core businesses as well as outside of its core business. Since June 2006, the Company has focused on the financial aspects of acquisition, development, management, rental and sale of commercial, multi-family and residential real estate properties located primarily the United States of America (“US”) and Croatia. The Company is also engaged in investment and financing activities, as well as conducting real estate operations on its own properties. During 2007, the Company developed and sold three properties and as of December 31, 2007 the Company has two additional properties under development. In addition, the Company has entered into a term sheet and is conducting due diligence with respect an oil and gas oppurtunity.

Organization

Project management

The Company employs six full-time professionals including management, in its West Hollywood, California headquarters. Headquarter personnel are responsible for project management, bid-management and operations service management activities. Their main tasks involve creating business and interaction with subsidiaries and vendors.

Employees

As of April 11, 2008, the Company employed a total of thirteen full-time employees.

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

Sub-Prime Lending

The current situation in the US mortgage market is tightening, whereby many borrowers are having a difficult time obtaining financing. The tightening of the market is the result of several factors: an increase in home foreclosures; an increase in the failure of mortgage companies; a steep decline in funding available mortgages (primarily sub prime mortgage but also A credit mortgages) and a decline in housing prices. Management does not believe this will hinder sales because its projects are unique and the Company has already sold the vast majority of the condo units.

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

We incurred a loss from continuing operations of $10,899,790 for the year ended December 31, 2007 and $2,279,285 for the year ended December 31, 2006. We may not achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Our future performance is dependent upon the successful development and marketing of our services and products and additional acquisition about which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations.

We are vulnerable to concentration risks because our operations are currently almost exclusive to the Las Vegas, Nevada, Los Angeles, California, and Croatia real estate market.

Our real estate activities are entirely located in Las Vegas, Los Angeles, and Croatia. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies. Accordingly, the performance of the Nevada, California, and Croatia economies has a significant impact on our revenues and consequently the underlying values of our properties.

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

Unfavorable changes in market and economic conditions could hurt occupancy or rental rates. The market and economic conditions may significantly affect rental rates. Occupancy and rental rates in our market, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The current situation in the US mortgage market is tightening, whereby many borrowers are having a difficult time obtaining financing. The tightening of the market is the result of several factors: an increase in home foreclosures; an increase in the failure of mortgage companies; a steep decline in funding available mortgages (primarily sub prime mortgage but also A credit mortgages) and a decline in housing prices. Management does not believe this will hinder sales because this project is unique and the Company has already sold the vast majority of the condo units, yet can not predict the global or nationwide effects of such crisis. The risks that may affect conditions in our market include the following:

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

Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, and subdivision, site planning and environmental issues. Certain of these approvals are discretionary by nature. Because certain government agencies and special interest groups may expressed concerns about our development plans in or near Los Angeles, Las Vegas and Croatia, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive.

Certain special interest groups may opposed our plans and have taken various actions to partially or completely restrict development in some areas, including areas where some of our most valuable properties are located.

We have actively opposed these actions. We currently do not believe unfavorable rulings would have a significant long-term adverse effect on the overall value of our property holdings. However, because of the regulatory environment that has exists in the Las Vegas, Los Angeles, and Croatia and the intensive opposition of certain interest groups, there can be no assurance that such expectations will prove correct.

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

The real estate business is very competitive and many of our competitors are larger and financially stronger than we are which may affect our sales activities and margins

The real estate business is highly competitive. We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S and Croatia.

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

Potential Issuance of Additional Common Stock in our majority owned subsidiary AGL

On January 30, 2008, Atia Group f/k/a Kidron Industrial Holdings, Ltd. ("Atia Group"), of which the Company is a principal shareholder, notified the Company that it had entered into two (2) material agreements (wherein the Company was not a party but will be directly affected by their terms) with Trafalgar Capital Specialized Investment Fund ("Trafalgar"). Specifically, Attia Group and Trafalgar entered into a Committed Equity Facility Agreement ("CEF") in the amount of 45,683,750 New Israeli Shekels (approximately US$12 million per the exchange rate at the Closing) and a Loan Agreement ("Loan Agreement") in the amount of US $500,000 (collectively, the "Finance Documents") pursuant to which Trafalgar grants Atia Group financial backing. The Company is not a party to the Finance Documents. Upon full implantation of said agreements, AGL may issue considerable amount of new shares to Trafalgar as fees, which may dilute the Company holdings substantially, as such new issuing is calculated based on actual average price of AGL shares in the Tel Aviv Stock Exchange - See Item 8B below.

Risks Related to the Proposed Oil and Gas Segment

The number of shares that DCG member will be entitled to receive is dependent upon the results of operations for DCG. As a result, your ownership percentage in the combined company may be diluted in the future.

We are currently evaluating acquiring DCG, which is engaged in the oil and gas industry in Texas. The closing of the acquisition is subject to finalizing due diligence and definitive documents. On the closing date, we will issue 25, 000,000 shares of common stock to the members of DCG, which will be followed with additional 25,000,000 in five increments of 5,000,000 shares each upon the first five wells going into gas production. However, based on the future results of DCG, the members of DCG may be entitled to receive up to a maximum of 250,000,000 shares of common stock of Emvelco. As a result, although the existing shareholders of Emvelco will hold about 17% of the outstanding shares of common stock of Emvelco, upon closing, depending upon the results of DCG, the existing shareholders may only hold about 2% of the issued and outstanding shares of Emvelco.

Because the lack of a public market for DCG’s members interest makes it difficult to evaluate the fairness of the Agreement and Plan of Exchange, the members of DCG may receive consideration in the Agreement and Plan of Exchange that is greater than or less than the fair market value of DCG’s capital stock.

DCG is privately-held and its membership interests are not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of DCG. Since the percentage of Emvelco equity to be issued to DCG members was determined based on negotiations between the parties, it is possible that the value of Emvelco common stock to be issued to DCG stockholders in connection with the Agreement and Plan of Exchange will be greater than the fair market value of DCG. Alternatively, it is possible that the value of the shares of Emvelco common stock to be issued in connection with the Agreement and Plan of Exchange will be less than the fair market value of DCG.

If the conditions to the Agreement and Plan of Exchange are not met, the transaction may not occur.

Even if the necessary approvals are obtained from the stockholders of Emvelco specified conditions must be satisfied or waived for the Agreement and Plan of Exchange to be consummated. These conditions, which are described in detail in the Agreement and Plan of Exchange include:

•
the issuance of Emvelco’s common stock in the Agreement and Plan of Exchange, the change of control, the amendment to Emvelco’s certificate of incorporation to increase the authorized shares of capital stock;

•
the representations and warranties of the other party set forth in the Agreement and Plan of Exchange being true and correct as of the date of the agreement and the date the Agreement and Plan of Exchange occurs, except for (i) those representations and warranties that address matters only as of a particular date and (ii) breaches, inaccuracies or omissions of such representations and warranties which have neither had nor reasonably would be expected to have a material adverse effect on the other party;

•
the other party to the Agreement and Plan of Exchange having performed or complied with all of the agreements and covenants required by the Agreement and Plan of Exchange to be performed by such party at or before completion of the Agreement and Plan of Exchange;

•	no material adverse effect with respect to the other party to the Agreement and Plan of Exchange having occurred;

•	the amendments to Emvelco’s certificate of incorporation increasing the authorized capital stock having become effective; and

•
Emvelco receiving an opinion from its financial advisor, Sophos Investment Limited, that the Agreement and Plan of Exchange is fair to Emvelco’ stockholders from a financial point of view as of the execution date of the Agreement and Plan of Exchange.

Each of the conditions listed above may be waived by the party or parties whose obligations to complete the Agreement and Plan of Exchange are so conditioned. For purposes of these conditions, the Agreement and Plan of Exchange provides that “material adverse effect” means any circumstance that, individually or in the aggregate, has or would reasonably be expected to have a material adverse effect on the business, assets, liabilities, condition or results of operation of the other party, taken as a whole, subject to certain exceptions as stated in the Agreement and Plan of Exchange. We cannot assure you that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the Agreement and Plan of Exchange will not occur or will be delayed, and we may lose some or all of the intended benefits of the Agreement and Plan of Exchange

Risks Related to Emvelco’ Business

If the Agreement and Plan of Exchange with DCG is not consummated, we will need substantial additional funding to identify and develop our real estate opportunities and for our future operations.

In the event the Agreement and Plan of Exchange with DCG is not consummated, we will need to identify additional real estate opportunities, which will require a commitment of substantial funds to conduct the costly and time-consuming research and due diligence approvals and bring our product candidates to market. We will need to raise substantial additional capital to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent we raise additional funds by issuing equity securities; our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock. Moreover, we may enter into financing transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the market price of our common stock.

Risks Related to the Company’s Financial Results and Need for Financing

The combined company’s operations in the real estate and oil and gas areas may never achieve or sustain profitability.

DCG is a newly formed oil and gas development company and has no operating history. As DCG was formed specifically to consummate this transaction, to date, DCG has not derived any revenue. DCG does anticipate that it will generate revenue from the sale of oil and/or gas for foreseeable future. If DCG’s is unable to generate revenue through the sale of oil and gas or Emvelco is unable to generate sales in connection with the development of its real estate opportunities, the company may never become profitable. Even if the company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods.

The combined company will require substantial additional funding promptly after the consummation of the Agreement and Plan of Exchange to continue developing its real estate and oil and gas operations, which may not be available to the combined company on acceptable terms, or at all. Any such financing will dilute your ownership interest in the combined company.

The combined company will need to raise substantial additional capital to explore additional real estate opportunities as well as develop its oil and gas projects. We do expect that the cash on hand held by Emvelco and DCG at closing will not be sufficient to meet the combined company’s cash requirements beyond June 2008. We currently estimate that the combined company will need to raise approximately $50,000,000 in financing during 2008.

The combined company will need to raise substantial additional capital to explore additional real estate, gas and oil and energy related opportunities.

Until the combined company can generate a sufficient amount of revenue to finance its cash requirements, which the combined company may never do, the combined company expects to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Sales of additional equity securities will reduce your ownership percentage in the combined company. The combined company does not know whether additional financing will be available on acceptable terms, or at all. If the combined company is not able to secure additional equity or debt financing when needed, the combined company may not be able to explore its real estate and oil and gas ventures. This could lower the economic value of these collaborations to the combined company.

Risks Related to the Company’s Proposed Oil and Gas Business

We intend to acquire rights for oil and gas development properties that are located in Texas, making us vulnerable to risks associated with operating in one geographic area.

Our operations are focused in Texas, which means that our targeted properties are geographically concentrated in that area. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation of natural gas produced from the wells in these basins.

If we are unable to obtain funding our business operations will be harmed.

We intend to raise funds the sale of shares of our Common Stock. We will require funding to meet increasing capital costs associated with our operations. We will be unable to fund our planned capital program if we are unable to secure funding. We do not know if financing will be available when needed, or if it is available, if it will be available on acceptable terms. The lack of available future funding may prevent us from implementing our business strategy.

Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could adversely affect our business, financial condition, or results of operations.

Our future success will depend on the success of our exploitation, exploration, development, and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Any future decision to Plan of Exchange, explore, develop, or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomic. Further, many factors may curtail, delay, or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining equipment, including drilling rigs, and qualified personnel;

•	equipment failures or accidents;

•	adverse weather conditions;

•	reductions in oil and natural gas prices;

•	title problems; and

•	Limitations in the market for oil and natural gas.

Our business involves numerous operating hazards for which our insurance and other contractual rights may not adequately cover our potential losses.

Our operations are subject to certain hazards inherent in drilling for oil or natural gas, such as blowouts, reservoir damage, and loss of production, loss of well control, punchthroughs, craterings, or fires. The occurrence of these events could result in the suspension of drilling operations, equipment shortages, damage to or destruction of the equipment involved and injury or death to rig personnel.

 Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to damage claims by other oil and gas companies.

 Although we and/or our operating partners will maintain insurance in the areas in which we operate, pollution and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses, and we do not have insurance coverage or rights to indemnity for all risks. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position and results of operations.

 Acquisitions are a part of our business strategy and are subject to the risks and uncertainties of evaluating recoverable reserves and potential liabilities.

 Our proposed business strategy will be based on an acquisition program. We are seeking to acquire working interests or serve as the developer on various projects. Possible future acquisitions, if any, could result in our incurring additional debt, contingent liabilities, and increased expenses, all of which could have a material adverse effect on our financial condition and operating results. We could be subject to significant liabilities related to our acquisitions.

 The successful acquisition of producing and non-producing properties requires an assessment of a number of factors, many of which are inherently inexact and may prove to be inaccurate. These factors include:

•	evaluating recoverable reserves,

•	estimating future oil and gas prices,

•	estimating future operating costs,

•	future development costs,

•	the costs and timing of plugging and abandonment and potential environmental and other liabilities,

•	assessing title issues, and

•	Other factors.

Our assessments of potential acquisitions will not reveal all existing or potential problems, nor will such assessments permit us to become familiar enough with the properties fully to assess their capabilities and deficiencies. In the course of our due diligence, we may not inspect every well, platform, or pipeline. Inspections may not reveal structural and environmental problems, such as pipeline corrosion or groundwater contamination, when they are made.

We may not be able to obtain contractual indemnities from a seller of a property for liabilities that we assume or the contractual indemnification we do receive may be inadequate to cover the liabilities we do assume. We may be required to assume the risk of the physical condition of acquired properties in addition to the risk that the acquired properties may not perform in accordance with our expectations. As a result, some of the acquired businesses or properties may not produce revenues, reserves, earnings or cash flow at anticipated levels and in connection with these acquisitions, we may assume liabilities that were not disclosed to or known by us or that exceed our estimates.

Our ability to complete acquisitions could be affected by competition with other companies and our ability to obtaining financing or regulatory approvals.

In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive companies and properties. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our strategy of completing acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to obtain financing or regulatory approvals.

Competitive industry conditions may negatively affect our ability to conduct operations.

Competition in the oil and gas industry is intense, particularly with respect to the acquisition of properties. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment, supplies, labor and services required to operate and develop their properties. Many of our competitors have financial resources that are substantially greater than ours, which may adversely affect our ability to compete within the industry.

We have no long-term contracts to sell oil and gas.

We do not have any long-term supply or similar agreements with governments or other authorities or entities for which we act as a producer. We are therefore dependent upon our ability to sell oil and gas at the prevailing wellhead market price. There can be no assurance that Plan of Exchange will be available or that the prices they are willing to pay will remain stable.

Oil and gas prices fluctuate, and low prices for an extended period of time are likely to have a material adverse impact on our business, results of operations and financial condition.

Our revenues, profitability and future growth and reserve calculations depend substantially on reasonable prices for oil and gas. These prices also affect the amount of our cash flow available for capital expenditures and working capital. In addition, the prices of oil and natural gas may affect our ability to borrow money or raise equity capital. Lower prices may also reduce the amount of oil and gas that we can produce economically. Among the factors that can cause fluctuations in the prices for oil and gas are:

•	domestic and foreign supply, and perceptions of supply, of oil and natural gas;

•	level of consumer demand;

•	political conditions in oil and gas producing regions;

•	weather conditions;

•	world-wide economic conditions;

•	domestic and foreign governmental regulations; and

•	price and availability of alternative fuels.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in our financial statements.

In order to prepare our estimates, we must project production rates and timing of development expenditures. We also must analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of reserves in our financial statements. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

You should not assume that the present value of future net revenues from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those presented using the present value estimate.

We are subject to extensive government regulations.

Our proposed business is affected by numerous federal, state and local laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. These include, but are not limited to:

•	the prevention of waste,

•	the discharge of materials into the environment,

•	the conservation of oil and natural gas,

•	pollution,

•	permits for drilling operations,

•	drilling bonds, and

•	reports concerning operations, the spacing of wells, and the unitization and pooling of properties.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

Risks Related to the Securities Market and Ownership of the Combined Company’s Common Stock

The combined company’s shares of common stock may be required to re-apply for listing on the NASDAQ Capital Market, which would adversely affect your ability to sell your shares of the combined company’s common stock.

Although management does not believe that this transaction is a “reverse merger” as that term is defined by Rule 4340, the transaction will result in a change in control as a result of the issuance of the Emvelco shares to the DCG members. In the event that NASDAQ considers this transaction to be a “reverse merger”, the combined company may be required to meet NASDAQ’s initial listing requirements at the time of closing of the Agreement and Plan of Exchange. These requirements include a number of quantitative criteria, including a requirement that the combined company’s stockholders’ equity immediately after the Agreement and Plan of Exchange exceeds $5.0 million, that the combined company’s common stock satisfies a $4.00 per share minimum bid price immediately after closing of the Agreement and Plan of Exchange and that the combined company maintain a public float of common stock of at least $15.0 million. If we are required to meet the initial listing criteria, there can be no assurance that we will be able to meet these standards and, as a result, we may be delisted from NASDAQ.

If the combined company is unable to obtain a new listing on the NASDAQ Capital Market, the combined company may seek to have its stock quoted on the FINRA’s OTC Bulletin Board, which is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Capital Market, or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Quotes for stocks included on the OTC Bulletin Board/pink sheets are not as widely listed in the financial sections of newspapers as are those for the NASDAQ Capital Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of the combined company’s common stock may be unable to resell their securities at any price.

If the combined company is forced to move trading of its common stock to the FINRA’s OTC Bulletin Board, the combined company’s common stock will be a “penny stock” under Rule 3a51-1 under the Securities Exchange Act of 1934, or the Exchange Act. Compliance with the penny stock requirements would make it more difficult for you to resell your shares to third parties or to dispose of them in the public market or otherwise. Securities broker-dealers would not be permitted to recommend the combined company’s common stock and would only be permitted to trade in it on an unsolicited basis. Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

•	obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

•
reasonably determine, based on that information, that transactions in penny stock are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

•	provide the investor with a written statement setting forth the basis on which the broker-dealer made this determination; and

•	receive a signed and dated copy of this statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

 If the combined company’s common stock is required to meeting the initial listing standards and does not satisfy such listing on the NASDAQ Capital Market, the price of the combined company’s common stock may decline and the liquidity of the common stock may be significantly reduced. In addition, failure to maintain a NASDAQ Capital Market listing may negatively affect the combined company’s ability to obtain necessary additional equity or debt financing on favorable terms or at all.

The stock price of the company’s common stock is likely to be volatile and you may lose all, or a substantial portion, of your investment.

The trading price of the combined company’s common stock following completion of the Agreement and Plan of Exchange is likely to be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond the combined company’s control including, among others, market perception of the Agreement and Plan of Exchange and DCG’s business operations, the combined company’s need for substantial additional financing shortly following the closing of the Agreement and Plan of Exchange. Such fluctuations may be even more pronounced in the trading market shortly following this merger. These broad market and industry factors may seriously harm the market price of the combined company’s common stock, regardless of the combined company’s actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against the combined company, could result in substantial costs and a diversion of management’s attention and resources.

Neither Emvelco nor DCG has ever paid cash dividends on its common stock, and we do not anticipate that the company will pay any cash dividends on its common stock in the foreseeable future.

Neither Emvelco nor DCG has ever declared or paid cash dividends on its common stock. We do not anticipate that the combined company will pay any cash dividends on its common stock in the foreseeable future. The combined company intends to retain all available funds and any future earnings to fund the development and growth of its business. As a result, capital appreciation, if any, of the combined company’s common stock will be your sole source of gain for the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table lists the office space that the Company, as of December 31, 2007,

Lessee	Address of Property	Primary Use	Sq. feet	Rent Amount/ Month	Lease Terms
Verge	1061 ½ N. Spaulding Ave.Los Angeles, CA 90046	General operation,	1,500	$2,200	5 years from June 2006

Verge*)	Main StreetLas Vegas, NV 89101(Adjacent to Verge Property)	Sales Center for Verge project	Approximately 2 Acres of Vacant Land	$3,500	2 years from January 1, 2008

Verge	2406 Sexton, North Las Vegas,**) Nevada	Back office and storage	1,500	$2,000	Month-to-Month

*) During 2007 Verge leased a different lot for Sale Center for $13,500 per month on month-to month basis. Verge surrender said lot on February 2008, and retains its security deposit back on March 7, 2008.

**) Said space is leased from Mr. Yossi Attia - the Company CEO

In management’s opinion, these properties are in good condition and its office space is currently adequate for its operating needs.

The following is a summary of property, or lots, owned by the Company as of December 31, 2007, which are intended for development:

Development Project	Address of Property	Primary Use
Verge - Eleven lots in Las Vegas, Nevada 89101
604 N Main Street, Las Vegas, NV 89101
634 N Main Street, Las Vegas, NV 89101
601 1st Street, Las Vegas, NV 89101
603 1st Street, Las Vegas, NV 89101
605 1st Street, Las Vegas, NV 89101
607 1st Street, Las Vegas, NV 89101
625 1st Street, Las Vegas, NV 89101
617 1st Street, Las Vegas, NV 89101
701 1st Street, Las Vegas, NV 89101
703 1st Street, Las Vegas, NV 89101
705 1st Street, Las Vegas, NV 89101
Plan to build up to 296 condos (number of units may be changed due to re-alignment) plus commercial retail in down town Las Vegas. Construction estimated to commence during 2008.

Sitnica Consecutive lots in Samobor, Croatia	25 Lots totaling for about 74.7 thousand square meters	Land for future development

13059 Dickens	13059 Dickens St., Studio City, CA 91604	Lot under development
for a single home

610 N Crescent Heights	610 N Crescent Heights, Los Angeles, CA 90048	Lot under development
for a single home

The Company has obtained complete ownership of the properties detailed above; however the financial institutions, that provided the loans for mortgages associated with such properties, have first priority mortgages and assignment of rent rights on properties in the event of default.

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

The Company filed a complaint in the Superior Court for the County of Los Angeles, against a foreign attorney. The case was filed on February 14, 2007, and service of process has been done. In the complaint the Company is seeking judgment against this attorney in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. Defendant has not yet appeared in the action. The Company believes that it has a meritorious claim for the return of monies deposited with defendant in a trust capacity, and, from the documents in the Company’s possession, there is no reason to doubt the validity of the claim. During April 2007 defendant returned $92,694 (70,000 Euros at the relevant time) which netted to $72,694 post legal expenses; the Company has granted him a 15-day extension to file his defense. Post the extension and in lieu of not filing a defense, the Company filed for a default judgment. On October 25, 2007 the Company obtained a California Judgment by court after default against the attorney for the sum of $249,340.65. However, management does not have any information on the collectibility of said judgment that entered in court.

Verge is a wholly owned subsidiary of AGL. AGL is a majority owned subsidiary of the Company. Verge is involved in legal proceedings in connection with the ongoing Chapter 11 bankruptcy proceedings of Prudential Americana LLC of Las Vegas, NV. Through February 29, 2008, Prudential is the broker of record for the condominium project being developed by Verge. Verge currently has approximately $50,000 on deposit as an advanced payment of the brokerage commissions. Verge presently owes, according to Prudential, $70,000 in monthly progress billings and Verge contends that it is entitled to offset the $50,000 against these progress billings. Verge believes Prudential breached fiduciary duties in connection with Prudential’s performance as a broker and has filed a Proof of Claim in Chapter r11 proceedings in excess of $9 million. As of today, the Company does not believe it will have a material liability in relation to these charges.

On November 21, 2007 LM Construction filed a demand for arbitration proceeding against Verge in connection with amounts due for general contracting services provided by them during the construction of the Company Sales Center. The Company agreed to enter into arbitration, deny any wrong doing and counterclaim damages. Amount in dispute are approximately $67,585 and are included in other current liabilities on the balance sheet.

Navigator Acquisition - Registration Rights

The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. As of today the Company is in default on said agreement and therefore made a provision for compensation represent $150,000 as agreed FINAL compensation.

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

The Company held the Annual Meeting of Stockholders (the “Meeting”) of Emvelco Corp., a Delaware corporation (the “Company” or “Emvelco”), at 11:30 A.M. (Los Angeles, California time), on December 7, 2007 at its corporate offices located at 468 North Camden Drive, Conference Room, 2nd Floor, Beverly Hills, California 90210 for the following purposes: 1. To elect five (5) directors of the Company to serve until the 2008 Annual Meeting of Stockholders or until their successors have been duly elected and qualified; 2. To ratify the selection of Robison Hill & Co. as our independent auditors for the fiscal year ending December 31, 2007; 3. To authorize the Board of Directors to terminate its status as a reporting company; and 4. To transact such other business as may properly come before the Meeting and any adjournment or postponement thereof.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on the NASDAQ Capital Market ("NASDAQ") under the symbol "EMVL".

The following table sets forth the high and low bid prices for the Company’s common stock during the periods indicated as reported by NASDAQ.

	High ($)	Low ($)
Quarter Ended:
2006
March 31, 2006	4.05	3.14
June 30, 2006	3.35	2.36
September 30, 2006	2.61	1.41
December 31, 2006	2.76	1.67

2007
March 31, 2007	1.93	1.30
June 30, 2007	1.60	1.17
September 30, 2007	1.56	0.92
December 31, 2007	1.10	0.40

2008
March 31, 2008	1.57	0.41

On March 31, 2008 the closing bid price on the NASDAQ for the Company’s common stock was $0.85.

On April 19, 2007, the Company received a NASDAQ Staff Determination (the “Determination”) indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(14) requiring the Company to file its Form 10-KSB for the year ended December 31, 2006 with the Securities and Exchange Commission and that its securities are, therefore, subject to delisting from the NASDAQ Capital Market. The Company requested and received a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to review the Determination. Upon the hearing on May 31, 2007, the Panel granted the Company’s request for continued listing.

On May 17, 2007, the Company received a NASDAQ Additional Staff Determination (the “Additional Determination”) indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(14) requiring the Company to file its Form 10-QSB for the quarter ended March 31, 2007 with the Securities and Exchange Commission (the “SEC”) and that that this failure serves as an additional basis for why its securities are subject to delisting from the NASDAQ Capital Market. Upon the hearing on May 31, 2007, the Panel granted the Company’s request for continued listing.

On November 1, 2007, the Company received a NASDAQ Staff Determination (the "Determination") indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(4) requiring the Company to maintain a minimum bid price of $0.80 and that its securities are, therefore, subject to delisting from the NASDAQ Capital Market if it does not regain compliance by April 29, 2008. If the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days anytime prior to April 29, 2008, then the NASDAQ Staff will provide written notification that it complies with the Rule. On February 11, 2008, the Company received a decision letter from NASDAQ informing the Company that it has regained compliance with Marketplace Rule 5310(c)(4). The Staff letter noted that the closing bid price of the Company's common stock has been at $1.00 per share or greater for at least 10 consecutive business days. On February 11, 2008, the Company received a decision letter from The NASDAQ Stock Market LLC ("NASDAQ") informing the Company that it has regained compliance with Marketplace Rule 5310(c)(4). The Staff letter noted that the closing bid price of the Company's common stock has been at $1.00 per share or greater for at least 10 consecutive business days.

Holders of Common Stock

As of March 31, 2008, the Company had 5,109,181 shares of common stock outstanding and 104 shareholders of record. The Company was advised by its transfer agent, the American Stock Transfer & Trust Company, that according to a search made, the Company has approximately 6,153 beneficial owners who hold their shares in street names.

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

Equity Compensation Plans

The equity compensation plan information required by this Item is set forth in Part III, Item 11 of this Annual Report on Form 10-KSB.

Sale of Securities that were not registered Under the Securities Act of 1933

During the year ended December 31, 2006, the Company issued an aggregate of 104,975 shares of common stock to Moshe J. Schnapp in payment of services rendered to the Company. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

On February 14, 2008, the Company raised $300,000 from two private offerings of its securities. One offering was in the amount of $100,000 and the other was in the amount of $200,000. The private placements were for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The money raised from the private placement of the Company’s shares will be used for working capital and business operations of the Company. The PPMs were done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement.

On March 30, 2008, the Company raised $200,000 from the private offering of its securities. The private placements were for the Company’s common stock which shall be "restricted securities" and were sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years (for 200,000 Company common stock), and additional 200,000 warrants to be exercised at $2.00 for four years (for 200,000 Company common stock). The warrants may be exercised to common shares of the Company only if the Company issues, subsequent to the date of the offering, 25 million or more shares of its common stock. The funds raised from the private placement of the Company’s shares will be used for working capital and business operations of the Company. The offering was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement.

Treasury Stock Repurchase

In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group acts as agent for our stock repurchase program. As of December 31, 2007, the Company held 657,362 treasury shares at a cost of $1,279,893.

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

As of December 31, 2007, the Company and its subsidiaries have four projects in development as follows:

(a)	Verge project

On June 19, 2006, ERC entered into the Investment Agreement with Verge, pursuant to which ERC, within its sole discretion, has agreed to provide secured loans to Verge not to exceed the amount of $10,000,000. The loan is secured via first trust deed as well as Lender ALTA title policy for $10,000,000.

Verge is an asset company developing the Verge Property, consisting of real property in downtown Las Vegas, Nevada, where it intends to build up to 296 condominiums (number of units may be changed due to realignment and redesign) plus commercial space. Verge obtained entitlements to the Verge Property, and has advised that it expects to break ground in 2008. Sales commenced during 2007.

Each loan provided to Verge is due on demand or upon maturity on January 14, 2008. The Company and Verge agreed to extend the term of the agreement until funds are available for repayment, which is expected in the year ending December 31, 2008. Interest continues to accrue at 12% per annum. All loans are secured by a first deed of trust, assignment of rents and security agreement with respect to the property, along with ALTA (American Land Title Association) title policy.

If ERC requests that the funds be paid on demand prior to maturity, then Verge shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid to Verge in the form of shares of common stock of Emvelco, which will be computed by dividing the dollar amount of the 10% discount by the market price of Emvelco’ S shares of common stock.

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

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company's Form 8-K filed June 11, 2007), the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange - the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL). In addition, the Investors intend to transfer rights and control of various real estate projects to AGL. The Investors and AGL then effected a transaction, pursuant to which the Investors and/or the Investors' affiliates acquired about 76% of the AGL in consideration of the transfer of the rights to the various real estate projects (including Verge) to AGL (the "Transaction"). Upswing, among other items, advised the Investors on the steps necessary to effectuate the contemplated transfer of real estate project rights to AGL.

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

As of December 31, 2007, Verge is a wholly owned subsidiary of the Company’s majority owned subsidiary, the Atia Group Limited (“AGL”). The Company owns 58.3% of the outstanding stock of AGL.

(b)	Sitnica d.o.o. Sitnica project

The Croatian subsidiary of AGL obtained the rights to 25 consecutive lots (hereinafter - the "Land" or the "Assets") from the Atia Project at the value of these assets on the books of the Atia Project. In view of the fact that these real estate assets are held for an as yet undetermined future use, Sitnica reported this real estate as investment real estate in accordance with Accounting Standard No. 16 of the Israel Accounting Standards Board. The subsidiary elected to measure the investment real estate at fair value as its accounting policy. This treatment is consistent with FAS 141, Business Combination. Gains deriving from a change between the cost of the assets and their fair value derive mainly from the consolidation of individual assets into one large lot, the value of which as a single unit is greater than the costs of its parts.

(c)	Crescent Heights project

The Company, formed and organized 610 N. crescent Heights, LLC, a California limited liability company (the "CH LLC") on August 13, 2007 as wholly owned subsidiary to purchase and develop that certain property located at 610 North Crescent Heights, Los Angeles, California 90048 (the "CH Property"). The CH Property was acquired for $900,000 not including closing costs. On November 13, 2007 the CH LLC finalized a construction loan with East West Bank of $1,440,000. The CH Property is under development.

(d)	Dickens project

The Company, formed and organized 13059 Dickens LLC, a California limited liability company (the "Dickens LLC") on November 20, 2007 to purchase and develop that certain property located at 13059 Dickens Street, Studio City, California 91604 (the "Dickens Property"). On December 5, 2007, the Dickens LLC entered into an All Inclusive Deed of Trust, All Inclusive Promissory Note in the principal amount of $1,065,652, Escrow Instructions and Grant Deed in connection with the purchase of the Dickens Property. Pursuant to the All Inclusive Deed of Trust and All Inclusive Promissory Note, the Dickens LLC purchased the Dickens Property for the total consideration of $1,065,652 from Kobi Louria ("Seller"), an unrelated third party and fifty percent (50%) owner of the Dickens LLC. The Company and Seller formed the Dickens LLC to own and operate the Dickens Property and to develop a single family residence at the location. The Dickens LLC is owned 50/50 by the Company and Seller. Escrow closed on December 18, 2007. The Dickens Property is under design as exiting house was demolished on February 2008. Development is expected to commence in the second quarter of 2008.

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

The Company operates in financial investment in real estate development for subsequent sales, Investment and Financing Activities, directly or through its subsidiaries currently in the USA and Croatia.

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

Acquisitions and Disposals

(a) Disposal of ERC, Verge and Acquisition of AGL

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

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company's Form 8-K filed June 11, 2007), the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange - the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL). In addition, the Investors intend to transfer rights and control of various real estate projects to AGL. The Investors and AGL then effected a transaction, pursuant to which the Investors and/or the Investors' affiliates acquired about 76% of the AGL in consideration of the transfer of the rights to the various real estate projects (including Verge) to AGL (the "Transaction"). Upswing, among other items, advised the Investors on the steps necessary to effectuate the contemplated transfer of real estate project rights to AGL.

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

Said transaction was closed on November 2, 2007. Upon closing, Verge became a fully owned subsidiary of AGL and the Company owns 58.3% of AGL and consolidates AGL’s results in the financial statements.

(b) Disposal of Euroweb Hungary, Euroweb Romania and Navigator

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

Plan of operation

The Company’s plan of operation for the next 12 months will include the following components:

We plan to finance and invest in development of existing projects (Verge, Sitnica, Dickens, and Crescent Heights projects), including obtaining financing of Verge Living for the purpose of commencing or continuing the projects in 2008. Our plan is to proceed with financial investment in real estate developments in the US and Croatia. This phase of development will include the following elements:

(a) Attempting to raise bond or debt financing through Verge and AGL if possible. Any cash receipt from financing will be utilized partly by the Company’s financial investment in real estate developments in the US and partly by further real estate developments in Croatia. In connection with Verge financing, the Company anticipates spending approximately $1,000,000 on professional fees over the next 12 months in order to facilitate our financial investment, by creating more strength to the financial investments of the Company.

(b) The Company anticipates spending approximately $250,000 on professional fees over the next 12 months in order to file the requirements under the Securities Laws.

(c) The Company and Davy Crockett Gas Company LLC, a privately-held Nevada corporation (“DCG”), have entered into an agreement and plan of exchange, pursuant to which we will acquire all of the issued and outstanding securities of DCG. If the DCG acquisition is consummated, DCG will become a wholly-owned subsidiary of Emvelco and outstanding membership interest will be exchange by the holders thereof for shares of Emvelco. DCG headquartered in Bel Air is a newly formed LLC which holding certain development rights for Gas drilling in Crockett County, TX. The closing of the acquisition is subject to due diligence and finalizing definitive documentation.

(d) Subject to obtaining adequate financing, the Company anticipates that it will be spending approximately $20,000,000 over the next 12 month period pursuing its stated plan of investment operation, subject of obtaining financing. The Company’s present cash reserves are not sufficient for it to carry out its plan of operation without substantial additional financing. The Company is currently attempting to arrange for financing through mezzanine arrangements, debt or equity that would enable it to proceed with its plan of investment operation.

The Company’s actual expenditures and business plan may differ from the one stated above. Its board of directors may decide not to pursue this plan as a whole or part of it. In addition, the Company may modify the plan based on available financing.

The US real estate market trends are toward a soft market in the last year. Management believes that the “softer market” is due to the Federal Reserve Bank Policy of major fluctuations in interest rates (in order to depress inflation trends). Such fluctuations in interest rates make financing more expensive, and more difficult to obtain. The Company anticipates that it will be spending approximately $20 million over the next 12 month period pursuing its stated plan of investment operation. The Company believes that its liquidity will not be enough for implementing its plan, and the Company has confidence that subject to actual pre-sales, it will obtain financing to complete its projects in the short-term as well as in the long-term. If actual sales will not be adequate, the Company will not continue spending its existing cash, and therefore it can avoid liquidity problems.

The Company’s primary source of liquidity comes from divesting its ISP business in Central Eastern Europe, which was concluded on May 2006, when it completed the disposal of Euroweb Hungary and Euroweb Romania to Invitel. In February 2007, the Company closed the disposal of Navigator, which added approximately $3.2 million net of cash to its internal source of liquidity.

Our external source of liquidity is based on a project by project basis. The Company intends to obtain financial investment in land and construction loans from commercial lenders for its development activities, as well as financial suit for DCG.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions for a number of reasons. Our accounting policies are stated in Note 2 to the 2007 Consolidated Financial Statements. We identified the following accounting policies as critical to understanding the results of operations and representative of the more significant judgments and estimates used in the preparation of the consolidated financial statements: impairment of goodwill, allowance for doubtful accounts, acquisition related assets and liabilities, accounting of income taxes and analysis of FIN46R as well as FASB 67.

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

Our expected future cash flows are affected by many factors including:

a) The economic condition of the Las Vegas, Nevada and Los Angeles, California market, and the Croatian market;

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

Commitments and contingencies

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President of ERC which commenced on July 1, 2006 and provides for annual compensation of $240,000 and an annual bonus of not less than $120,000 per year, as well as an annual car allowance for the same period. Mr. Attia will be entitled to a special bonus equal to 10% of the earnings before interest, depreciation and amortization (“EBITDA”) of ERC, which such bonus is payable in shares of common stock of the Company; provided, however, the special bonus is only payable in the event that Mr. Attia remains continuously employed by ERC and Mr. Attia shall not have sold shares of common stock of the Company on or before the payment date of the Special Bonus unless such shares were received in connection with the exercise of an option that was scheduled to expire within one year of the date of exercise. In addition, on August 14, 2006, the Company amended the Agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia was calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia will receive 111,458 shares of the Company’s common stock for his first year service. No shares have been issued to date. The financial statements accrued the liability toward Mr. Attia employment agreements. The board of directors of AGL approved the employment agreement between AGL and Mr. Yossi Attia, the controlling shareholder and CEO of the Company. The agreement goes into effect on the date that the aforementioned allotments are consummated and stipulates that Mr. Attia will serve as the CEO of AGL in return for a salary that costs AGL an amount of US$ 10 thousand a month. Mr. Attia is also entitled to reimbursement of expenses in connection with the affairs of AGL, in accordance with AGL policy, as set from time to time. In addition, Mr. Attia is entitled to an annual bonus of 2.5% of the net, pre-tax income of the Company in excess of NIS 8 million.

The board of directors of AGL approved an employment agreement between the Company and Mr. Shalom Attia, the controlling shareholder and CEO of AP Holdings Ltd. The agreement goes into effect on the date that the aforementioned allotments are consummated and stipulates that Mr. Shalom Attia will serve as the VP - European Operations of AGL in return for a salary that costs the Company an amount of US$10 thousand a month. Mr. Attia is also entitled to reimbursement of expenses in connection with the affairs of the Company, in accordance with Company policy, as set from time to time. In addition, Mr. Shalom Attia is entitled to an annual bonus of 2.5% of the net, pre-tax income of AGL in excess of NIS 8 million.

The aforementioned agreements were ratified by the general shareholders meeting of AGL on 30 October 2007.

During 2007 and 2006, the Company and ERC entered into several loan agreements with different financial institutions in connection with the financing of the different real estate projects (see Note 4 in the 2007 financial statements).

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company's Form 8-K’s - See Disposal of ERC, Verge and Acquisition of AGL), the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange - the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL). Based on closing of said transaction, on July 23, 2007 the Company issued a straight note to Upswing for the amount of $2,000,000. This promissory note is made and entered into based upon a series of agreements by and between Maker and Holder dated as of June 5, 2007, July 20, 2007 and July 23, 2007, wherein the actual Closing of the transactions which are the subject matter of the Appswing Agreements known as the Kidron Industrial Holdings, Ltd. Transaction (the “Kidron Transaction”) has taken place and therefore this note is final and earned, as referenced in the Appswing Agreement dated July 20, 2007 (the “Closing”) and the Company becoming the majority shareholder of Kidron with a controlling interest of not less than 50.1%. The Unpaid Principal Balance of this note shall bear interest until due and payable at a rate equal to 8 % per annum. The principal hereof shall be due and payable in full in no event sooner than January 22, 2008, (the "Maturity Date"). 51% of the Company holdings in AGL, are pledge to secure said note.

As the Company defaulted on said note, on April 11, 2008 the parties amended the note terms, by adding a contingent convertible feature to the note, as well as extend its Maturity Date in no event sooner than January 22, 2013. The outstanding debt represented by this Note (including accrued Interest) may be converted to ordinary common shares of the Company only if The Company issues during any six (6) month period subsequent to the date of this Note, 25,000,000 (twenty five million) or more shares of its common stock. Holder may, at any time after the occurrence of the preceding event, have the right to convert this note in whole or in part into The Company common shares at a conversion price of $0.08 per share.

Off Balance Sheet Arrangements

There are no material off balance sheet arrangements.

Results of Operations

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The consolidated statements of operations for the years ended December 31, 2007 and 2006 are compared in the sections below :

Revenues

The following table summarizes our revenues for the year ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
Total revenues	$6,950,000	$22,594

The revenue increase reflects the sales of three real estate properties in 2007 of approximately $7.0 million. The 2006 revenue consisted of rent income from real estate activity. There was no revenue from the majority owned subsidiary, AGL, for the period November 2, 2007 through December 31, 2007.  The $23 thousand of revenue in 2006 related to rental income.

Cost of revenues

The following table summarizes our cost of revenues for the year ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
Total cost of revenues	$6,505,506	$-

The cost of revenue increase reflects the sales of three real estate properties in 2007 of approximately $6.5 million. There was no cost of revenues from the majority owned subsidiary, AGL, for the period November 2, 2007 through December 31, 2007.  There was no cost of revenues for the year ended December 31, 2006.

There was no cost of revenue from the majority owned subsidiary, AGL for the period November 2, 2007 through December 31, 2007.

Compensation and related costs

The following table summarizes our compensation and related costs for the year ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
Compensation and related costs	$762,787	$583,773

Overall compensation and related costs increased by 31%, or $179,014 primarily as the result of the compensation charge for the settlement with Navigator, amounting to $150,000. Also, the CEO’s salary increased $278,676 from $81,324 for the year ended December 31, 2006 to $360,000 for the year ended December 31, 2007. These increases were offset by the stock compensation expense decreasing approximately $260,973 from $341,206 for the year ended December 31, 2006 to $80,233 for the year ended December 31, 2007.

Severance to officer

The following table summarizes severance to officer costs for the year ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
Severance to officer	$—	$750,000

On May 24, 2006, the Company entered into a Severance Agreement with Mr. Csaba Toro as a means to define the severance relationship between the two parties. In consideration for Mr. Toro agreeing to relinquish and release all rights and claims under the Employment Agreement, including the payment of his annual salary, the Company agreed to pay Mr. Toro $750,000. In addition, Mr. Toro has submitted his resignation as Chief Executive Officer and as a director of the Company, effective June 1, 2006. The severance was paid in full in May 2006. There was no severance agreements issued in the year ended December 31, 2007.

Consulting, professional and director fees

The following table summarizes our consulting, professional and director fees for the year ended December 31, 2007 and 2006:

Year ended December 31	2007	2006
Consulting, professional and director fees	$1,195,922	$2,106,316

Overall consulting, professional and director fees decreased by 43%, or $906,394, primarily as the result of the following factors: (i) a decrease in consulting expense of $186,707 relating to the acquisition of the real estate subsidiary in 2006; (ii) a decrease in compensation charge on stock options to the directors in accordance with SFAS 123R, amounting to $276,549, (iii) a decrease of $443,138 related to the cost of investment bankers, advisors, accounting and lawyers fee over last year.

Other selling, general and administrative expenses

The following table summarizes our other selling, general and administrative expenses for the year ended December 31, 2007 and 2006:

Year ended December 31	2007	2006
Other selling, general and administrative expenses	$469,942	$921,004

Overall, other selling, general and administrative expenses decreased by 49%, or $451,062, primarily attributable to the reduction expenses incurred in connection with the real estate subsidiary acquired in June 2006 and a decrease in connection with traveling cost and corporate costs.

Goodwill impairment

The following table summarizes our goodwill impairment fees for the year ended December 31, 2007 and 2006:

Year ended December 31	2007	2006
Goodwill impairment	$10,245,377	$—

For the year ended December 31, 2007, an analysis was performed on the goodwill associated with the investment in AGL, and an impairment expense was charged against the P&L for approximately $10.2 million. There was no goodwill impairment for the year ended December 31, 2006.

Software development expense

The following table summarizes our software development expense for the year ended December 31, 2007 and 2006:

Year ended December 31	2007	2006
Software development expense	$136,236	$—

In the year ended December 31, 2007, the Company consolidated the results of operations of Micrologic, which incurred $136,236 of software development expense. There was no software development expense in the year ended December 31, 2006.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the year ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
Depreciation	$—	$13,516

Depreciation has decreased by $13,516 in the year ended December 31, 2007 compared to the same period in 2006. There is no depreciation expense in the year ended December 31, 2007 due to the capitalization of depreciation into the Investment in Land Development accounts for the majority owned subsidiary.

Net interest income

The following table summarizes our net interest income for the year ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
Interest income	$1,665,379	$635,099
Interest expense	$(386,108)	$(59,934)
Net interest income	$1,279,271	$575,165

An amount of $1,030,280 increase in interest income is attributable to the increasing note receivable balance from a former subsidiary, Emvelco RE Corp, and an increasing restricted cash balance, which accrued interest on a certificate of deposit. Interest expenses increased due to the increasing secured bank loan balances as well as interest accrued on the Appswing note payable.

Gain on issuance of subsidiary stock

The following table summarizes our gain on issuance of subsidiary stock for the year ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
Gain on issuance of subsidiary stock	$—	$1,497,565

On December 31, 2006, Emvelco and TIHG entered into an exchange agreement whereby ERC issued 1,308 shares of stock, which represents 57% equity interest, to TIHG in exchange for 100% of the securities of Verge. After the exchange, Emvelco owns 43% of ERC, TIHG owns 57% of ERC, and Verge is a 100% subsidiary of ERC. In accordance with SAB 51 and SAB 84, Accounting for Sales of Stock by a Subsidiary, Emvelco realized a gain on the exchange transaction for $1,497,565. This gain resulted in the carrying value of the Emvelco’ S investment in ERC for $500,000. There was no issuance of subsidiary stock in the year ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2007, our cash and cash equivalents were $0.4 million, a decrease of $2.5 million from the end of fiscal year 2006.

Cash provided by operations in fiscal 2007 was $0.1 million, an increase of $2.9 million from cash used in operations of $2.8 million in fiscal 2006. The change in mainly attributable to the gains recorded on the sales of two subsidiaries in the year ending December 31, 2006, as well as the increase in current liabilities in the year ended December 31, 2007.

In 2007, cash used in investing activities was $3.8 million, which consisted of the following: (i) $8.6 million additional funding provided to ERC, which was offset by (ii) $3.2 cash received in connection with the Navigator sale and (iii) $2.1 million of cash which was acquired in the AGL transaction. Cash provided by investing activities in 2006 was $2.1 million consisting of proceeds from the sale of Euroweb Hungary and Euroweb Romania in the amount of $21.8 million reduced by (i) $8 million invested into a certificate of deposit, (ii) $0.1 million invested into Micrologic, (iii) $11.2 million loan provided to ERC and (iv) $0.4 million of capital expenditures of discontinued operations. I

Cash provided by financing activities in 2007 was $1.3 million. Of this amount, the Company received $5.4 million of proceeds from loans utilized, while $3.9 million was used as payment on notes payable. Cash provided by financing activities in 2006 was $2.0 million. Of this amount, the Company received $3.0 million of proceeds from loans utilized, while $1.0 million was used for repurchase of the Company’s common stock

The Company currently anticipates that its available cash resources will not be sufficient to meet its presently anticipated working capital requirements. The Company however is required to ensure additional bank loans or fund raising to be used for father investment in development of real estate, financing and investments activities.

Effect of Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of SFAS No. 109, “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. The Company adopted FIN 48 on January 1, 2007 and the adoption did not have a material impact on the Company.

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

ITEM 7. FINANCIAL STATEMENTS.

Reference is made to the audited Consolidated Financial Statements of the Company as of December 31, 2007 and for the years ended December 31 2006, beginning with the index hereto on page F-1.

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

Prior to the Resignation Date, the Former Auditor advised the Company that it had raised certain issues relating to the accounting of ERC. As of December 31, 2006, the Company owned 43.33% of the outstanding securities of ERC. The Former Auditor believed that this communication was a disclosable event pursuant to Item 304(a)(v). The issues raised by the Former Auditor related to the recording of the cost of real estate purchased by Verge (a wholly owned subsidiary of ERC), the production of records relating to loans made to VLC and the valuation of land in connection with Lorraine Properties, LLC (a wholly owned subsidiary of ERC). Management of the Company disagrees with the aforementioned statements and believes that it has adequately explained each of the above inquires made by the Former Auditor. Further, prior to being advised of the above issues, the Company maintained that ERC and its subsidiaries do not need to be consolidated in the Company's financial statements, which such position was subsequently confirmed by a detailed analysis by management and an independent third party consultant of the accounting pronouncements governing consolidation.

The Former Auditor advised the Company that it intended to furnish a letter to the Company, addressed to the Staff, stating that it agreed with the statements made herein or the reasons why it disagreed. The letter from the Former Auditor was filed as an amendment to Form 8-K on May 14, 2007.

Appointment of New Auditors - Robison, Hill & Co. ("RHC") -

On April 26, 2007, the Company engaged Robison, Hill & Co. ("RHC") as its independent registered public accounting firm for the Company's fiscal years ended December 31, 2007 and 2006. The decision to engage RHC as the Company's independent registered public accounting firm was approved by the Company's Board of Directors, and ratify the selection of Robison Hill & Co. as our independent auditors for the fiscal year ending December 31, 2007, by our shareholders meeting that took place on December 7, 2007.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive, Financial and Accounting Officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive, Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive, Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our principal executive officer, financial and accounting officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive, Financial and Accounting Officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Panel hearing took place on May 31, 2007, and the panel determined that the Company complies with NASDAQ Rules.

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

On February 11, 2008, the Company received a decision letter from The NASDAQ Stock Market LLC ("NASDAQ") informing the Company that it has regained compliance with Marketplace Rule 5310(c)(4). The Staff letter noted that the closing bid price of the Company's common stock has been at $1.00 per share or greater for at least 10 consecutive business days.

ITEM 8B. OTHER INFORMATION

On January 30, 2008, Atia Group f/k/a Kidron Industrial Holdings, Ltd. ("Atia Group" or “AGL”), of which the Company is a principal shareholder, notified the Company that it had entered into two (2) material agreements (wherein the Company was not a party but will be directly affected by their terms) with Trafalgar Capital Specialized Investment Fund ("Trafalgar"). Specifically, Attia Group and Trafalgar entered into a Committed Equity Facility Agreement ("CEF") in the amount of 45,683,750 New Israeli Shekels (approximately US$12,000,000.00 per the exchange rate at the Closing) and a Loan Agreement ("Loan Agreement") in the amount of US $500,000 (collectively, the "Finance Documents") pursuant to which Trafalgar grants Atia Group financial backing. The Company is not a party to the Finance Documents.

The CEF sets forth the terms and conditions upon which Trafalgar will advance funds to Atia Group. Trafalgar is committed under the CEF until the earliest to occur of: (i) the date on which Trafalgar has made payments in the aggregate amount of the commitment amount (45,683,750 New Israeli Shekels); (ii) termination of the CEF; and (iii) thirty-six (36) months. In consideration for Trafalgar providing funding under the CEF, the Atia Group will issue Trafalgar ordinary shares, as existing on the dual listing on the Tel Aviv Stock Exchange (TASE) and the London Stock Exchange (LSE) in accordance with the CEF. As a further inducement for Trafalgar entering into the CEF, Trafalgar shall receive that number of ordinary shares as have an aggregate value calculated pursuant to the CEF, of U.S. $1,500,000.

The Loan Agreement provides for a discretionary loan in the amount of $500,000 ("Loan") and bears interest at the rate of eight and one-half percent (8½%) per annum. The Loan is to be used by Atia Group for the sole purpose of investment in its subsidiary Sitnica d.o.o. which controls the Samobor project in Croatia. The security for the Loan shall be a pledge of Atia Group's shareholder equity (75,000 shares) in Verge Living Corporation.

The aforementioned transactions as set forth under a non-binding term sheet were reported on the Company's Form 8K on December 5, 2007.

Simultaneously, on the same date as the aforementioned Finance Documents, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Trafalgar. The Share Exchange Agreement provides that the Company must deliver, from time to time, and at the request of Trafalgar, those shares of Atia Group, in the event that the ordinary shares issued by Atia Group pursuant to the terms of the Finance Documents are not freely tradable on the Tel Aviv Stock Exchange or the London Stock Exchange. In the event that an exchange occurs, the Company will receive from Trafalgar the same amount of shares that were exchanged. The closing and transfer of each trench of the Exchange Shares shall take place as reasonably practicable after receipt by the Company of a written notice from Trafalgar that it wishes to enter into such an exchange transaction. To date, all of the Company's shares in Atia Group are restricted by Israel law for a period of six (6) months since the issuance date, and then such shares may be released in the amount of one percent (1%) (From the total outstanding shares of Atia Group which is the equivalent of approximately 1,250,000 shares per quarter), subject to volume trading restrictions.

Trafalgar is an unrelated third party comprised of a European Euro Fund registered in Luxembourg as FIS (Fund Investment Special) and regulated by the CSSF. Trafalgar has assets currently in excess of US $150 million. The Company, its subsidiaries, officers and directors are not affiliates of Trafalgar or its officers.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company as of March 31, 2007:

Name	Age	Position with Company
Yossi Attia	46	Director, Chief Executive Officer, Principal Financial Officer, President

Stewart Reich	64	Director, Board Chairman, Audit and Compensation Committees Chairman

Robin Ann Gorelick	50	Secretary & Company Counsel

Ilan Kenig*)	47	Director, Audit and Compensation Committee’s member

Gerald Schaffer	84	Director, Audit and Compensation Committee’s member

Darren C Dunckel*)	39	Director, Verge President

Yossi Attia has been self employed as a real estate developer since 2000. Mr. Attia was appointed to the Board of Directors (“Board”) on February 1, 2005, as CEO of ERC on June 15, 2006 and as the CEO and President of the Company on August 14, 2006. Prior to entering into the real estate development industry, Mr. Attia served as the Senior Vice President of Investments of Interfirst Capital from 1996 to 2000. From 1994 though 1996, Mr. Attia was a Senior Vice President of Investments with Sutro & Co. and from 1992 through 1994. Mr. Attia served as the Vice President of Investments of Prudential Securities. Mr. Attia received a Bachelor of Arts (“BA”) in economics and marketing from Haifa University in 1987 and a Masters of Business Administration (“MBA”) from Pepperdine University in 1995. Mr. Attia held Series 7 and 63 securities licenses from 1991 until 2002. Effective March 21, 2005, Mr. Attia was appointed as a member of the Audit Committee and the Compensation Committee. In June 2006, Mr. Attia was appointed as the CEO of ERC. Upon his appointment as the CEO of ERC, Mr. Attia was not considered an independent Director. Consequently, Mr. Attia resigned from all committees. In August 2006, Mr. Attia was appointed as the CEO and President of the Company. Upon closing the acquisition of AGL Mr. Attia was appointed as the CEO of AGL. Mr. Yossi Attia serves as interim chairmen of the board of AGL.

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

Ilan Kenig has over 20 years of management, legal, venture capital and investment banking experience with specific emphasis in the technology and telecommunications arena. Mr. Kenig was appointed to the Company's Board on February 1, 2005. Mr. Kenig joined Unity Wireless Corporation ("Unity"), a designer, developer and manufacturer of wireless systems, as Vice President of Business Development in December 2001 before assuming the position of President and CEO in April 2002. From January 1999 until December 2001, Mr. Kenig pursued international finance activities and mergers and acquisitions in New York. Mr. Kenig was a founder of a law firm in Tel-Aviv representing technology and telecommunications interests. Mr. Kenig holds a law degree from Bar-Ilan University. Effective March 21, 2005, Mr. Kenig was appointed as a member of the Audit Committee and the Compensation Committee. Mr. Kenig is partial equity owner in Micrologic and serving as President and director at Micrologic.

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

On September 17, 2007, the Board of Directors voted to appoint Darren C. Dunckel as a director of the Company. There are no understandings or arrangements between Mr. Dunckel and any other person pursuant to which Mr. Dunckel was selected as a director. Said appointment was ratified by our shareholders meeting on December 7, 2007. Mr. Dunckel presently does not serve on any Company committee. Mr. Dunckel may be appointed to serve as a member of a committee although there are no current plans to appoint Mr. Dunckel to a committee as of the date hereof. Mr. Dunckel does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. From 2006 to the present, Mr. Dunckel serves as President of Emvelco RE Corp., a Nevada corporation and former subsidiary of the Company ("ERC"). As President, he oversees management of real estate acquisitions, development and sales in the United States and Croatia where ERC holds properties. From 2005 to the present, Mr. Dunckel has been President of Verge Living Corporation, a Nevada corporation ("Verge") and wholly owned subsidiary of ERC (f/k/a The Aquitania Corp. and AO Bonanza Las Vegas, Inc.). In connection with this position, Mr. Dunckel oversees management of the Verge Project, a 318 unit 30,000 sq ft commercial mixed use building in Las Vegas, Nevada. The Company was the initial financier of the Verge Project. Concurrently, Mr. Dunckel is the Managing Director of The International Holdings Group Ltd. ("TIHG"), the sole shareholder of ERC and as such manages the investment portfolio of this holding company. Since 2004, Mr. Dunckel is the President of MyDaily Corporation managing the operations of this financial services company. Prior to 2004, from 2002 through 2004, Mr. Dunckel was Vice President, Regional Director for the Newport Group managing the territory for financial and consulting services. From 2000 to 2002, Mr. Dunckel was Vice President, Regional Director for New York Life Investment Management consulting with financial advisors and corporations with respect to investments and financial services.

Mr. Dunckel has entered into various transactions and agreements with the Company on behalf of ERC, Verge and TIHG (all such transactions have been reported on the Company filings of Form 8Ks). On December 31, 2006, Mr. Dunckel executed the Agreement and Plan of Exchange on behalf of TIHG which was issued shares in ERC in consideration for the exchange of TIHG's interest in Verge. Pursuant to that certain Stock Transfer and Assignment of Contract Rights Agreement dated as of May 14, 2007, the Company transferred its shares in ERC in consideration for the assignment of rights to that certain Investment and Option Agreement, and amendments thereto, dated as of June 19, 2006 which gives rights to certain interests and assets. Mr. Dunckel has represented and executed the foregoing agreements on behalf of ERC, Verge and TIHG as well as executed agreements on behalf of Verge to transfer 100% of Verge.

Robin Ann Gorelick, from 1992 to the present, has served as the Managing Partner at the Law Offices of Gorelick & Associates, specializing in the representation of various public and private business entities. Ms. Gorelick received her Juris Doctor (“JD”) and her BA in economics and political science from the University of California, Los Angeles in 1982 and 1979, respectively. Ms. Gorelick is admitted to practice law in California, the District of Columbia and Texas. On October 4, 2007, Robin Gorelick, resigned as a director of Emvelco Corp. (the "Company"). Ms. Gorelick continues to act as general counsel and corporate secretary for the Company

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

*) - Contingent upon the approval of the DCG transaction by our Shareholders, Messers Kenig and Dunckel will tender their resignations as directors.

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

2007 BOARD MEETINGS

In 2007, the Board met one (1) time and made nine (9) written consents and additional resolutions. No director attended less than 75% of all of the combined total meetings of the Board and the committees on which they served in 2007.

BOARD COMMITTEES

Audit Committee

The Audit Committee of the Board reviews the internal accounting procedures of the Company and consults with and reviews the services provided by our independent accountants. During the beginning of 2006, the Audit Committee consisted of Messrs. Stewart Reich, Ilan Kenig and Yossi Attia. Mr. Attia resigned in August, 2006 upon his election and appointment as CEO of Emvelco. Consequently, the Audit Committee appointed Gerald Schaffer to serve as the third member. Mssrs. Reich, Kenig and Schaffer are independent members of the Board. The Audit Committee held four meetings in 2007. Mr. Reich serves as the financial expert on the Audit Committee.

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

Compensation Committee

The Compensation Committee of the Board performs the following: i) reviews and recommends to the Board the compensation and benefits of our executive officers; ii) administers the stock option plans and employee stock purchase plan; and iii) establishes and reviews general policies relating to compensation and employee benefits. In 2006, the Compensation Committee consisted of Messrs Reich, Kenig and Attia. Mr. Attia resigned as a member of the Compensation Committee in August, 2006 upon his appointment as CEO of Emvelco. To fill this vacancy, the Board appointed Mr. Gerald Schaffer, an independent member of the Board, to serve as a member of the Compensation Committee. No interlocking relationships exist between the Board or Compensation Committee and the Board or Compensation Committee of any other company. During the past fiscal year the Compensation Committee did not meet as a committee since it had no business to discuss outside of the general board meetings.

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

Specific due dates for such reports have been established by the SEC and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2007. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2007, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, Directors and ten percent stockholders.

POLICY WITH RESPECT TO SECTION 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, unless an appropriate exemption applies, a tax deduction for the Company for compensation of certain executive officers named in the Summary Compensation Table will not be allowed to the extent such compensation in any taxable year exceeds $1 million. As no executive officer of the Company received compensation during 2007 approaching $1 million, and the Company does not believe that any executive officer’s compensation is likely to exceed $1 million in 2007, the Company has not developed an executive compensation policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Code.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, Directors and employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2007 to the Company’s CEO and our most highly compensated officers other than the CEO at December 31, 2007 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Total ($)
Yossi Attia	2007	$240,000	120,000	$—	—	$360,000
Robin Gorelick	2007	155,000	—	—	—	155,000

Totals	2007	$395,000	120,000	$—		$515,000
Yossi Attia (1) (2)	2006	$184,000	—	$93,750	—	$277,750

(1) Mr. Attia was appointed as CEO of the Company on August 14, 2006.

(2) In accordance with Mr. Attia’s employment agreements, Mr. Attia was entitled to receive 111,458 shares of common stock for the period from August 14, 2006 to August 13, 2007 representing a compensation of $250,000 to be paid in the form of Company shares of common stock. No shares have been issued.

OUTSTANDING EQUITY AWARDS

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Yossi Attia (1)	100,000	(2)	—	—	$3.40	03/12/2011	50,000	(3)	$92,500	(3)	—	—

(1)	Mr. Attia was appointed as Chief Executive Officer of the Company on August 14, 2006.

(2)
On March 22, 2005, the Company granted 100,000 options to Yossi Attia. The stock options granted vest at the rate of 25,000 options on each September 22 of 2005, 2006, 2007 and 2008, respectively. The exercise price of the options ($3.40) is equal to the market price on the date the options were granted.

(3)
In accordance with Mr. Attia’s employment agreement, Mr. Attia was entitled to receive 111,458 shares of common stock for the first year. No shares have been issued. The 25,000 option represents the shares of common stock that have not vested to date. The value of such shares is based on the closing price for the Company’s common stock of $0.51 as of December 31, 2007.

Except as set forth above, no other named executive officer has received an equity award.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named Director, compensation information inclusive of equity awards and payments made in the year end December 31, 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Stewart Reich	$65,000	—	—	—	$65,000
Ilan Kenig	50,000	—	—	—	50,000
Darren C Dunckel*)	120,000	—	—	—	120,000
Gerald Schaffer	50,000	—	—	—	50,000

Total	$285,000	—	—	—	$285,000

*) - As salary via Verge

 OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were other grants of Stock Options/SAR made to the named Executive and President during the fiscal year ended December 31, 2007.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/ Unexercisable	Value of the unexercised in the money options/SARs at FY-end ($)* Exercisable/ Unexercisable
Yossi Attia, CEO, Director	None	None	100,000	$0.00

* Fair market value of underlying securities (calculated by subtracting the exercise price of the options from the closing price of the Company's common stock quoted on the NASDAQ as of December 31, 2007, which was $0.51 per share. None of Mr. Attia's options are presently in the money.

EMPLOYMENT AND MANAGEMENT AGREEMENTS

The Company entered into a six-year agreement with its former CEO, Csaba Törő on October 18, 1999, which commenced January 1, 2000, and provided for an annual compensation of $96,000. The agreement was amended in 2004 and 2005. The amended agreement provided for an annual salary of $200,000 and a bonus of up to $150,000 in 2006, 2007 and 2008, as well as an annual car allowance of $30,000 for the same period. On May 24, 2006, the Company entered into a Severance Agreement with Mr. Toro in order to define the severance relationship between the two parties. In consideration for Toro agreeing to relinquish and release all rights and claims under the Employment Agreement, including the payment of his annual salary, the Company agreed to pay Mr. Toro $750,000. In addition, Mr. Toro has submitted his resignation as CEO and as a Director of the Company effective June 1, 2006. The severance was paid in full in May 2006.

The Company entered into a two-year employment agreement with Moshe Schnapp as President and Director of the Company which commenced on April 15, 2005, and provided for an annual compensation of $250,000 to be paid in the form of the Company shares of common stock. The number of shares to be received by Mr. Schnapp was calculated based on the average closing price 10 days prior to the commencement of each employment year. For the year ended April 14, 2006, Mr. Schnapp received 82,781 of the Company shares of common stock of which 58,968 were issued in January 2006. In July 2006, we issued the remaining 46,007 shares of common stock for services through July 30, 2006. Mr. Schnapp resigned as President and director in August 2006. Mr. Schnapp waived his rights to any further compensation.

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President of ERC which commenced on July 1, 2006 and provides for annual compensation of $240,000 and an annual bonus of not less than $120,000 per year, as well as an annual car allowance for the same period. Mr. Attia will be entitled to a special bonus equal to 10% of the EBITDA of ERC, which such bonus is payable in shares of common stock of the Company; provided, however, the special bonus is only payable in the event that Mr. Attia remains continuously employed by ERC and Mr. Attia shall not have sold shares of common stock of the Company on or before the payment date of the special bonus unless such shares were received in connection with the exercise of an option that was scheduled to expire within one year of the date of exercise. In addition, on August 14, 2006, the Company amended the Agreement to provide that Mr. Attia shall serve as the CEO of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia will receive 111,458 of the Company shares of common stock for his first year service. No shares have been issue to Mr. Attia in 2006. The board of directors of AGL approved the employment agreement between AGL and Mr. Yossi Attia, the controlling shareholder and CEO of the Company. The agreement goes into effect on the date that the aforementioned allotments are consummated and stipulates that Mr. Attia will serve as the CEO of AGL in return for a salary that costs AGL an amount of US$ 10 thousand a month. Mr. Attia is also entitled to reimbursement of expenses in connection with the affairs of AGL, in accordance with AGL policy, as set from time to time. In addition Mr. Attia is entitled to an annual bonus of 2.5% of the net, pre-tax income of the Company in excess of NIS 8 million.

The board of directors of AGL approved an employment agreement between the Company and Mr. Shalom Attia, the controlling shareholder and CEO of AP Holdings Ltd. The agreement goes into effect on the date that the aforementioned allotments are consummated and stipulates that Mr. Shalom Attia will serve as the VP - European Operations of AGL in return for a salary that costs the Company an amount of US$ 10 thousand a month. Mr. Attia is also entitled to reimbursement of expenses in connection with the affairs of the Company, in accordance with Company policy, as set from time to time. In addition, Mr. Shalom Attia is entitled to an annual bonus of 2.5% of the net, pre-tax income of AGL in excess of NIS 8 million.

The aforementioned agreements were ratified by the general shareholders meeting of AGL on 30 October 2007.

Effective July 1, 2006, Verge entered into a non written year employment agreement with Darren C Dunckel as the President of Verge which commenced on July 11, 2006 and provides for annual compensation in the amount of $120,000, the employment expense which was capitalized related to such agreement was $120,000 for the year ended December 31, 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of April 11, 2008. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name and Address	Shares Beneficially Owned(1)	Percent Owned (1)
KPN Telecom B.V. (3)	820,399	14.44%
Maanplein 5
The Hague, The Netherlands

CORCYRA d.o.o.(2)	2,326,043	40.95%
Valdabecki put 118
Pula Croatia 52100

Graeton Holdings Limited	441,566	7.77%
256 Makarios Avenue, Eftapaton
Court, CY3105 Limassol, Cyprus;

Stewart Reich (5)(6)	100,000	1.76%
7582 Tarpon Cove Circle
Lake Work, FL 33467

Yossi Attia (2)(4)(5)(7)	2,506,018	44.12%
1061 1/2 Spalding Ave.
West Hollywood, CA 90046

Ilan Kenig (5)(7)	75,000	1.32%
7438 Fraser Park Drive
Burnaby, BC Canada V5J 5B9

Robin Ann Gorelick(4)		0%
468 N Camden Dr. 244
Beverly Hills, CA 90210

Gerald Schaffer(5) 3040 E Cheyenne # 100 North Las Vegas, NV 89032	0	0%

Darren C Dunckel(5) 9 Buckskin Rd. Bell Canyon, CA 91307	0	0%

All Officers and Directors as a Group (6 Persons)	2,618,081	47.20%

* Less than one percent

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after March 29, 2008. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 29, 2008, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Pursuant to a Stock Purchase Agreement dated as of January 28, 2005, by and between KPN Telecom B.V. ("KPN Telecom"), a company incorporated under the laws of the Netherlands, and CORCYRA d.o.o., a Croatian company ("CORCYRA"), (the "Purchase Agreement"), KPN Telecom sold to CORCYRA (i) 289,855 shares (the "Initial Shares") of our common stock for US $1,000,000 (the "Initial Closing"), (ii) 434,783 shares (the "Secondary Shares") of our common stock for US $1,500,000 on April 28, 2006 and (iii) 781,006 shares of the Company’s common stock pursuant to the Second Special Closing of our common stock on January 26, 2007. The Initial Closing occurred on February 1, 2005. Pursuant to the Purchase Agreement, CORCYRA also agreed to purchase and, KPN agreed to sell, KPN Telecom's remaining 1,604,405 shares of our common stock (the "Final Shares") on December 1, 2006 (the "Final Closing"); provided, however, that upon 14 days' prior written notice to KPN Telecom, CORCYRA may accelerate the Final Closing to an earlier month-end date as specified in such notice; provided, further, that the Final Closing is subject to the satisfaction or waiver of all of the conditions to closing set forth in the Purchase Agreement. Assuming the final closing occurred on December 1, 2006, the purchase price to be paid by CORCYRA at the final closing shall be equal to $5,801,817 (“Base Price”) plus the product of 1,601,405 multiplied by .35, which in turn is multiplied by the difference of the average closing price for 60 trading days prior to the closing date less $3.45 (the “Additional Payment”). In addition, CORCYRA will be required to pay a premium of $28,560 per month. The Base Price to be paid decreases in the event that Corcyra closes prior to December 1, 2006. KSD Pacific, LLC, a Nevada limited liability company ("KSD") purchased from Moshe Har Adir all of the issued and outstanding shares of capital stock of CORCYRA in exchange for $10,830,377. Yossi Attia, sole officer and director of CORCYRA and sole member of KSD is chief executive officer and a director of the Company. Pursuant to Amendment No. 2 dated as of December 1, 2006, to the Purchase Agreement, CORCYRA and KPN agreed to split the purchase of the remaining 1,601,405 shares of Common Stock into two increments rather than purchasing all of the remaining stock in one tranche on December 1, 2006. In accordance with the terms of Amendment No. 2 781,006 shares of the Remaining Stock were purchased by CORCYRA from KPN on December 1, 2006 paying $3.85 per share. The balance of the Remaining Stock of 820,399 shares is scheduled to be purchased by CORCYRA from KPN on or before July 2, 2007; provided, however, that CORCYRA may accelerate the closing to an earlier month-end date as specified in such agreement. Accordingly, CORCYRA, and Mr. Attia through his ownership of KSD and CORCYRA, presently owns 1,505,644 shares of common stock and is deemed to own, pursuant to Rule 13d-3(d), promulgated under the Securities Exchange Act of 1934, as amended, the remaining 820,399 shares held by KPN Telecom. Mr. Attia was entitled to additional 111,458 shares of the Company per his employment agreement with the Company. Based on adversary between the parties (KPN and Corcyra) - of which the Company is not a party to such dispute - the remaining 820,399 shares are in certain dispute. In our calculations above, we did not give affect to the dispute.

(3) KPN Telecom B.V. is a subsidiary of Royal KPN N.V.

(4) An officer of the Company.

(5) A director of the Company.

(6) Includes an option to purchase 100,000 shares of common stock at an exercise price of $4.21 per share. 25,000 options vest on April 13, 2004, 25,000 options vest on April 13, 2005, 25,000 options vest on April 13, 2006, while 25,000 options vest on April 13, 2007

(7) Effective March 22, 2005 the Board of Directors granted the two directors, Mr. Attia and Mr. Kenig, 100,000 options each at an exercise price of $3.40 per share under the 2004 Incentive Plan. Each directors options vest in four equal installments of 25,000 shares on September 22, 2005, September 22, 2006, September 22, 2007 and September 22, 2008.

The foregoing table is based upon 5,109,181 shares of common stock outstanding as of April 11, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 3, 2006, ERC entered into an Operating Agreement with D’vora Greenwood (Attia), an individual (“D’vora”) in connection with Stanley. Stanley developed three adjacent single family residences located at 2234 and 2240 Stanley Hills Drive and 2214 N. Merry wood Drive, Los Angeles, California 90046. ERC owns 66.67% of the outstanding interest of the Stanley. D’vora owns the remaining interest. D’vora Greenwood (Attia), who owned the Stanley Property prior to the purchase by the Stanley, is the sister of Yossi Attia. The structuring of Stanley was negotiated as an arm length transaction and was based on a current appraisal received from an independent third party. Outstanding balance of the purchase price of the Property owing to D’vora was $308,321 as of December 31, 2006.

On December 31, 2006, ERC acquired 100% interest in Verge Living Corporation from a third party, TIHG. Verge had a 33.33% equity investment in AP Holdings with a fair value of $3,000,000. The majority owner and sole director of AP Holdings is Mr. Shalom Atia, who is Yossi Attia’s brother.

In the fourth quarter of 2006, the Company deposited $450,000 with Shalom Atia (Shalom Atia is the brother of Mr. Yossi Attia) in connection with a possible co-operation in real estate development in the area of Sitnica - Samobor in Croatia, Europe. The deposit is repayable upon the Company’s first demand. Upon the execution of the Upswing Agreement, this deposit was counted as the Company partial investment in AGL transaction as a whole, since upon closing; Sitnica (as well as Verge) became a wholly owned subsidiary of AGL.

There are no other relationship among AP Holdings, Shalom Atia and Yossi Attia.

The Company via ERC rented its office premises in Las Vegas from Yossi Attia for a monthly fee of $2,000.

Verge loaned to Mr. Darren Dunckel, the sum of $93,822, of which $90,000 was paid-off via Mr. Dunckel employment agreement, and the balance of $3,822 is included in Prepaid and other current assets as of December 31, 2006. As of December 31, 2007, the balance for advances to Mr. Dunckel was paid off.

On March 31, 2008, the Company raised $200,000 from a private offering of its securities pursuant to a Private Placement Memorandum ("PPM"). The private placement was for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years (for 200,000 shares of the Company common stock), and an additional 200,000 warrants to be exercised at $2.00 for four years (for 200,000 shares of the Company common stock). Said Warrants may be exercised to ordinary common shares of the Company only if the Company issues subsequent to the date of the PPM, 25 million or more shares of its common stock. The money raised from the private placement of the Company’s shares will be used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia abstained from voting on this matter in the board meeting which approved this PPM.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page xx of this Form 10-KSB, and are incorporated herein by this reference

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by Deloitte Auditing and Consulting Kft. and affiliates, Fahn Kanne and Company, and Robison Hill and Company for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, and fees billed for other services rendered.

	2007	2006
Audit Fees (1)	$213,400	$160,000
Audit-Related Fees (2) (4)	38,000	21,500
Tax Fees (3)	20,570	—

Total	$271,970	$181,500

Fee of the independent Auditors in AGL:

The following is a breakdown of the fees, which are included in the totals above, of the external independent auditors of AGL:

	2007
	Hours	NIS'000	$US ‘000
Auditing services	1,510	375	94
Tax services	20	5	1
Total	1,530	380	95

The following is a breakdown of the fees of the independent Auditors of the Croatian subsidiary, Sitnica:

	2007
	Hours	NIS '000	$US '000
Auditing services	18	15	4

(1) Audit Fees. The aggregate fees billed by our auditors for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2007 and 2006, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $115,400 and $160,000, respectively.

(2) Audit Related Fees: Consulting fees in conjunction with year end audits and quarterly reviews were approximately $38,000 incurred in fiscal year ended December 31, 2007. The fees also relate to the SB-2 registration statement costs.

(3) Tax fees: There were no tax services provided in fiscal year 2006.

(4) During April 2007, the Company was invoiced by the former auditors for $124,661 as a result of over run fees, which exceed the written agreement.

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
Yossi Attia
Chief Executive Officer and Director (Principal Financial Officer) Dated: April __ , 2008

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Yossi Attia Yossi Attia	Chief Executive Officer and Director (Principal Financial Officer)	April 14, 2008

By: /s/ Stewart Reich Stewart Reich	Chairman of the Board and Director	April 14, 2008

By: /s/ Gerald Schaffer Gerald Schaffer	Director	April 14, 2008

By: /s/ Ilan Kenig Ilan Kenig	Director	April 14, 2008

By: /s/ Darren C Dunckel Darren C Dunckel	Director	April 14, 2008

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation filed November 9, 1992(1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997(2)

3.3	Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Shares Purchase Agreement between PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company, and Emvelco Corp., a Delaware corporation (3)

10.2	Guaranty by Euroweb International Corp., a Delaware corporation, in favor of PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company (3)

10.3
Shares Purchase Agreement between Vitonas Investments Limited, a Hungarian corporation, Certus Kft., a Hungarian corporation, Rumed 2000 Kft., a Hungarian corporation and Euroweb International Corp., a Delaware corporation, dated as of February 23, 2004. (4)

10.4	Share Purchase Agreement by and between Euroweb International Corp. and Invitel Tavkozlesi Szolgaltato Rt. (5)

10.5
Shares Purchase Agreement between Vitonas Investments Limited, a Hungarian corporation, Certus Kft., a Hungarian corporation, Rumed 2000 Kft., a Hungarian corporation and Euroweb International Corp., a Delaware corporation, dated as of February 23, 2004. (4)

10.6	Investment Agreement, dated as of June 19, 2006, by and between EWEB RE Corp. and AO Bonanza Las Vegas, Inc. (6)

10.7	Sale and Purchase Agreement, dated as of February 16, 2007, by and between Emvelco Corp. and Marivaux Investments Limited (7)

10.8	Stock Transfer and Assignment of Contract Rights Agreement, dated as of May 14, 2007 among Emvelco Corp., Emvelco RE Corp., The International Holdings Group Ltd., and Verge Living Corporation (8)

10.9	Agreement, dated as of June 5, 2007, among Emvelco Corp., Yossi Attia, Darren Dunckel, and Upswing, Ltd.(9)

10.10	Subscription Agreement and Option Agreement with KPN(1)(2)

10.11	Agreement(10)

10.12	All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents - Edinburgh Avenue (10)

10.13	All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents - Harper Avenue (10)

10.14	All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents - Laurel Avenue (10)

10.15	Notice of Exercise of Options(11)

10.16	Appswing Agreement (12)

10.17	Kidron Agreement (12)

10.18	Indemnification Agreement (13)

10.19	Notice of Exercise of Options(14)

10.20	Settlement and Release Agreement and Amendment No. 1. (15)

10.21	All Inclusive Deed of Trust (16)

10.22	All Inclusive Promissory Note (16)

31.1	Certification of the Chief Executive Officer and Principal Financial Officer of Emvelco Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer of Emvelco Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Code of Ethics and Business Conduct of Officers, Directors and Emvelco International Corp.

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

(5) Filed as an exhibit to Form 8-K on December 21, 2005.

(6) Filed as an exhibit to Form 8-K on June 23, 2006

(7) Filed as an exhibit to Form 8-K on February 20, 2007

(8) Filed as an exhibit to Form 8-K on May 16, 2007

(9) Filed as an exhibit to Form 8-K on June 11, 2007

(10) Filed as an exhibit to Form 8-K on July 12, 2007

(11) Filed as an exhibit to Form 8-K on July 20, 2007

(12) Filed as an exhibit to Form 8-K on July 26, 2007

(13) Filed as an exhibit to Form 8-K on September 26, 2007

(14) Filed as an exhibit to Form 8-K on October 19, 2007

(15) Filed as an exhibit to Form 8-K on November 19, 2007

(16) Filed as an exhibit to Form 8-K on December 21, 2007

EMVELCO CORP.

Consolidated Financial Statements

As of December 31, 2007 and for the Years Ended December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Emvelco Corp., and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emvelco Corp., and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financials statements of Atia Group Ltd., a 58.3% owned subsidiary, which statements reflect total assets of $812,910 as of December 31, 2007 and total revenues of $847,743 for the period from September 13, 2007 (date of acquisition) to December 31, 2007. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Atia Group Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emvelco Corp., and Subsidiaries as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
April 14, 2008

Emvelco Corp.
Consolidated Balance Sheet
As of December 31, 2007
Amounts in US dollars

2007
ASSETS
Current assets:
Cash and cash equivalents	$369,576
Accounts receivable	218,418
Restricted cash, certificate of deposit (Note 3)	13,008,220
Intangible, debt discount on conversion option, current (Note 8)	195,266
Loan to Affiliated Party - Emvelco RE Corp (Note 6)	4,538,976
Total current assets	18,330,456

Fixed assets, net	32,425
Construction in progress	2,215,725
Intangible, debt discount on conversion option, net of current portion (Note 8)	694,936
Investment in land development (Note 5)	33,050,052
Goodwill (Note 9)	1,185,000

Total assets	$55, 508.594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 7)	15,380,205
Due to related party (Note 15)	516,084
Secured bank loans (Note 3)	8,401,154
Other current liabilities	305,520
Total current liabilities	24,602,963

Liability for escrow refunds	4,489,235
Fees due on closing	2,384,176
Convertible Note Payable to Third Party (Note 8)	2,277,633
Deferred taxes	812,711
Other long term liabilities	1,919,964
Total liabilities	36,486,682

Commitments and contingencies (Note 13)	—
Minority interest in subsidiary’s net assets	6,145,474

Stockholders' equity
Common stock, $.001 par value - Authorized 35,000,000 shares;
5,889,074 shares issued of which 4,609,181 shares are outstanding	4,609
Additional paid-in capital	53,281,396
Accumulated deficit	(38,289,630)
Accumulated other comprehensive income	(2,226)
Treasury stock - 1,279,893 common shares, at cost (Note 16)	(2,117,711)
Total stockholders' equity	12,876,438

Total liabilities and stockholders' equity	$55,508,594

See accompanying notes to consolidated financial statements.

Emvelco Corp.
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2007 and 2006
Amounts in US dollars

	2007	2006
Revenues from Sales- rental income in 2006	$6,950,000	$22,594

Cost of revenues	6,505,506	-

Operating expenses
Compensation and related costs	762,787	583,773
Severance to officer	—	750,000
Consulting, professional and directors fees	1,195,922	2,106,316
Other selling, general and administrative expenses	469,942	921,004
Goodwill impairment	10,245,377	—
Software development expense	136,236	—
Depreciation and amortization	—	13,516
Total operating expenses	12,810,264	4,374,609

Operating loss	(12,365,770)	(4,352,015)

Interest income	1,665,379	635,099
Interest expense	(386,108)	(59,934)
Gain on issuance of subsidiary stock (Note 4)	—	1,497,565
Other income	13,899	—

Loss before income taxes	(11,072,600)	(2,279,285)

Income tax expense	—	-

Loss from continuing operations	(11,072,600)	(2,279,285)

Income from discontinued operations, net of tax (Note 8)	—	9,191,876

Net income before minority interest in loss of consolidated subsidiary	(11,072,600)	6,912,591

Less minority interest in loss of consolidated subsidiary	172,810	—

Net (loss) income	(10,899,790)	6,912,591

Other comprehensive loss	(7,765)	(94,142)

Comprehensive (loss) income	$(10,907,555)	$6,818,449

Loss per share from continuing operations, basic and diluted	(2.30)	(0.40)
Income per share from discontinued operations, basic and diluted	—	1.61
Net income per share, basic and diluted	(2.30)	1.21

Weighted average number of shares outstanding, basic and diluted	4,734,266	5,715,543

See accompanying notes to consolidated financial statements.

EMVELCO CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 and 2006
Amounts in US dollars

	Common Stock		Additional		Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Stockholders' Equity
Balances, January 1, 2006	5,784,099	$5,784	$51,558,123	$(34,302,431)	$99,681	-	$17,361,157
Foreign currency translation loss	-	-	-	-	(94,142)	-	(94,142)
Compensation charge on share options and warrants issued to consultants	-	-	341,206				341,206
Issuance of shares to the President	104,975	105	325,500	-	-	-	325,605
Treasury stock	(476,804)	(476)	-	-	-	(994,884)	(995,360)
Net income for the year	-	-	-	6,912,591	-	-	6,912,591
Balances, December 31, 2006	5,412,270	$5,413	$52,224,829	$(27,389,840)	$5,539	$(994,884)	$23,851,057
Foreign currency translation loss					(7,765)		(7,765)
Compensation charge on share options and warrants issued to employees, directors and consultants			80,233				80,233
Treasury stock - Open Market	(180,558)	(181)	-	-	-	(288,636)	(288,817)
Treasury stock - Navigator Sale	(622,531)	(623)	-	-	-	(834,191)	(834,814)
Discount on Appswing Note Payable			976,334				976,334
Net lose for the year				(10,899,790)			(10,899,790)
Balances, December 31, 2007	4,609,181	$4,609	$53,281,396	$(38,289,630)	$(2,226)	$(2,117,711)	$12,876,438

See accompanying notes to consolidated financial statements.

Emvelco Corp.
Consolidated Statements of Cash Flows
Year Ended December 31, 2007 and 2006
Amounts in US dollars

	2007	2006

Net (loss) income	$(10,899,790)	$6,912,591
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	88,662	13,516
Share-based compensation expense	80,233	341,206
Change in minority interest of subsidiary’s net assets	(177,030)
Realized gain on sale of subsidiaries	—	(15,644,296)
Foreign exchange rate adjustment	(7,765)	—
Impairment of goodwill	10,245,377	—
Accrued interest income, net	(1,373,184)
Investment into affiliate, equity	—	997,565
Deferred income taxes	(90,289)	—
Gain on issuance of subsidiary stock	—	(1,497,565)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(96,424)	—
Prepaid and other assets	525,924	(59,529)
Related party receivable	516,084	(450,000)
Investment in land development	(1,786,183)	—
Construction in progress	(2,215,725)
Accounts payable, other current liabilities and accrued expenses	3,223,182	(346,473)
Liability for escrow refunds	134,600	—
Other long term liabilities	1,919,964	—
Cash received from sale of discontinued operations	—	6,935,364
Net cash provided by/(used in) operating activities	87,636	(2,797,621)

Cash flows from investing activities:
Investment in certificate of deposit and restricted cash	(559,765)	(8,000,000)
Transaction fees paid in AGL transaction	(569,753)	—
Proceeds from sale of Emvelco RE Corp	500,000	-
Proceeds from sale of Euroweb Hungary and Euroweb Romania, net of cash	—	21,838,138
Investment in affiliates, at cost	50,000	(50,000)
Cash acquired in AGL transaction	2,120,797	—
Loan provided to Emvelco RE Corp	(8,573,602)	(11,275,094)
Proceeds received from sale of Navigator	3,200,000	—
Capital expenditures in discontinued operations	—	(374,380)
Net cash (used in)/provided by investing activities	(3,832,323)	2,138,664

Cash flows from financing activities:
Payments to acquire treasury stock	(289,439)	(995,360)
Proceeds from notes payable	5,401,155	3,000,000
Payment on notes payable	(1,972,367)	—
Payment to AP Holdings in AGL transaction	(1,877,706)	—
Financing activities from discontinued operations	—	(53,925)
Net cash provided by financing activities	1,261,643	1,950,715

Net increase (decrease) in cash and cash equivalents	(2,483,044)	1,291,758
Cash and cash equivalents, beginning of year	2,852,620	1,560,862
Cash and cash equivalents, end of year	$369,576	$2,852,620

Supplemental disclosure:
Cash paid for interest expense	$24,751	146,618
Cash received for interest income	411,064	—

Summary of non-cash transactions
Loan to ERC reduced for consideration in AGL transaction	$15,000,000	$—
Note payable to Appswing for consideration in AGL transaction	4,250,000	—
Shares issued to the President of the Company	—	325,605
Treasury shares acquired in sale of subsidiary	$834,191	—

See accompanying notes to consolidated financial statements.

Emvelco Corp.
Notes to Consolidated Financial Statements

1. Organization and Business

Emvelco Corp. (“Emvelco”), formerly known as Euroweb International Corp., is a Delaware Corporation, which was incorporated on November 9, 1992. Emvelco and its consolidated subsidiaries are collectively referred to herein as the “Company”. The Company's authorized capital stock consists of 35,000,000 shares with a par value of $0.001 per share. As of December 31, 2007, there are 5,889,074 shares issued and outstanding.

The Company is invests in the development and real estate development, financing and investments business through Emvelco RE Corp. (“ERC”) and its subsidiaries in the United States of America (“US”). The Company commenced operations in the investment real estate industry through the acquisition of an empty, non-operational, wholly-owned subsidiary, ERC, which was acquired in June 2006. Primary activity of ERC includes investment, development and subsequent sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies, directly or via majority or minority owned affiliates. The Company’s headquarters are located in West Hollywood, California.

On December 15, 2005, the Board of Directors decided to sell 100% of Euroweb Internet Szolgaltato Rt. ("Euroweb Hungary") and Euroweb Romania S.A. ("Euroweb Romania"). On December 19, 2005, the Company entered into a share purchase agreement to sell 100% of the Company’s interest in Euroweb Hungary and Euroweb Romania. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006. For the year ended December 31, 2006, the Euroweb Hungary and Euroweb Romania operations have been presented as discontinued operations in the Company’s consolidated financial statements (see Note 10).

Emvelco and its wholly-owned subsidiary ERC entered into an Agreement and Plan of Exchange (“Exchange Agreement”) dated December 31, 2006 with Verge Living Corporation (“Verge”), a Nevada corporation, and Verge’s sole shareholder, The International Holdings Group Ltd. (“TIHG”) a corporation formed and registered in the Marshall Islands, controlled by a third party. The Exchange Agreement closed on December 31, 2006. Pursuant to the Exchange Agreement, ERC issued shares to TIHG in exchange for 100% of the outstanding securities of Verge Living Corporation (“Verge”). Subsequent to the exchange, Emvelco ownership in ERC was diluted to 43.33%, while TIHG owned the remaining 56.67%. Verge became a wholly-owned subsidiary of ERC (see Note 9). ERC directly owns 33.33% of AP Holdings Limited (“AP Holdings”), a Jersey Island non operating holding Company. AP Holdings owns 100% of Atia project d.o.o, a Croatian Company (“Atia project”), a real estate development company.

As a result of the Exchange Agreement, as well as the operation of ERC throughout the year, the Company’s ownership structure at December 31, 2006 was as follows:

•	Emvelco owned 43.33% of ERC, and 25.1% of Micrologic, Inc. (“Micrologic, Inc”) a software development company incorporated in Nevada.

Emvelco Corp.
Notes to Consolidated Financial Statements

•	ERC owns real estate development via non-operational asset companies as follows:

•	100% of Verge

•	100% of Lorraine

•	66.67% of Stanley

•	51% of AR Huntley

•	33.33% of AP Holdings

•	AP Holdings owns 100% of Atia project.

On February 16, 2007, the Company entered into a Sale and Purchase Agreement (the “Agreement”) to sell a 100% of Navigator Informatika Rt. (“Navigator”), a wholly-owned subsidiary of the Company. For the year ended December 31, 2006, the operations of Navigator have been presented as discontinued operations in the Company’s consolidated financial statements (see Note 10). In 2006, the Navigator assets were examined for impairment and the net assets of Navigator were written down to fair value of $4,034,191. The resulting impairment charge was $5,598,438, which is presented in the financial statements in the income from discontinued operations in 2006. (See Note 10)

On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the "Agreement") with ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. Pursuant to the Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the "Shares") in ERC to TIHG to submit to ERC for cancellation and return to Treasury (see Note 16).

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company's Form 8-K filed June 11, 2007), the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors invested in an entity listed on the Tel Aviv Stock Exchange - the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL). In addition, the Investors transferred rights and control of various real estate projects to AGL. The Investors and AGL then effected a transaction, pursuant to which the Investors and/or the Investors' affiliates acquired about 76% of the AGL in consideration of the transfer of the rights to the various real estate projects (including Verge) to AGL (the "Transaction"). Upswing, among other items, advised the Investors on the steps necessary to effectuate the contemplated transfer of real estate project rights to AGL.

Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, exercised its option (the "Sitnica Option") to purchase ERC's derivative rights and interest in Sitnica d.o.o. through ERC's holdings (one-third (1/3) interest) in AP Holdings Limited ("AP Holdings"), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. (excluding ERC's interest in AP Holdings). The Sitnica Option was exercised in the amount of $4,250,000, payable by reducing the outstanding loan amount owing to the Company under the Investment Agreement by $3,550,000 and reducing the Company's deposit with Shalom Atia, Trustee of AP Holdings, by $450,000.

Emvelco Corp.
Notes to Consolidated Financial Statements

On October 15, 2007, Emvelco delivered that certain Notice of Exercise of Options ("Notice") to ERC, TIHG, Verge and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties. Pursuant to the Notice, Emvelco, subject to performance under the Upswing Agreement, exercised its option (the "Verge Option") to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Verge Option was exercised in the amount of $5,000,000 payable in cash, but in no event is the option exercisable prior to Verge breaking ground, plus conversion of $10,000,000 loans given to Verge into Equity as consideration for 75,000 shares of Verge.

The transaction was closed on November 2, 2007. Upon closing, Verge and Sitnica became fully owned subsidiaries of AGL. The Company owns 58.3% of AGL and consolidates AGL’s results in these financial statements.

As a result of the transactions above, the Company’s ownership structure at December 31, 2007 was as follows:

•	58.3% of Atia Group Limited

•	10% of Micrologic

•	Atia Group Limited owns:

•	100% of Verge Living Corporation

100% of Sitnica

 The Company has entered into the final stages of negotiation on a term sheet which provides that the Company will purchase and receive from an entity that owns certain gas development rights, all the mineral acreage and land rights for drilling on that certain property located in Texas (the “Gas Lease Rights”). The initial purchase price shall be $25 million as the first increment, followed by an additional 5 increments of $5,000,000 each, contingent upon actual production of the first five wells. The purchase price may be increased up to $250 million based on actual proven developed producing. In consideration of the actual assignment of the Gas Lease Rights, the Company shall issue a minimum of 25 million new EMVELCO shares to the Seller upon closing followed by 5 increments of 5,000,000 shares each for each of the first five wells going into production, wherein the share price shall be at an agreed upon price of $1.00 per share in exchange for all the shares of the entity that may be transferring the Gas Lease Rights. The Company is undertaking due diligence and upon proof of good title to the Gas Lease Rights, the transaction was presented to the Board of Directors for approval on April xx, 2008. The terms and provisions of the Gas Lease Rights will be delineated in a definitive agreement. The transaction may be subject to a Proxy Statement to be delivered to Shareholders.

If the Davy Crockett Gas Company, LLC (“DCG”) acquisition is consummated, DCG will become a wholly-owned subsidiary of the Company and outstanding membership interest will be exchanged by the holders thereof for shares of the Company. The shares of Emvelco common stock that holders of DCG’s membership interest will be entitled to receive pursuant to the Agreement and Plan of Exchange are expected to represent approximately upon closing about 83% of the shares of the Company immediately following the consummation of the Agreement and Plan of Exchange of DCG. If the fifth well goes into production, the DCG membership interest will then own 91% of the Company. DCG headquartered in Bel Air is a newly formed LLC which holds certain development rights for gas drilling in Crockett County, Texas.

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

The consolidated financial statements include the accounts of Emvelco and the subsidiaries it controls. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity. For the period from June 14, 2006 to December 30, 2006, ERC was a wholly owned subsidiary of Emvelco and the results of operations are presented in the consolidating financial statements. The Company owns 58.3% of AGL and consolidates AGL’s results in these financial statements for the period started November 2, 2007 and ended on December 31, 2007.

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

Based on the transactions, which were closed on November 2, 2007, the Company owns 58.3% of Atia Group Limited (AGL). Since the company is the primary beneficiary, the financial statements of AGL are consolidated into these financial statements.

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

Cost of revenues

Cost of revenues includes the cost of real estate sold and rented as well as costs directly attributable to the properties sold such as marketing, selling and depreciation. For the years ended December 31, 2007, the costs of revenues related to sale of the three real estate projects was approximately $6.5 million. For the years ended December 31, 2006, there were no costs of revenues related to the rental income recorded.

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

Foreign currency translation

The Company considers the United States Dollar (“US Dollar” or "$") to be the functional currency of Emvelco and its subsidiaries, with the exception of Navigator (presented as a discontinued operation), which has the Hungarian Forit as its functional currency, the majority owned subsidiary, AGL, which reports it’s financial statements in New Israeli Sheqel.(N.I.S) The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars.

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

Other than those classified within discontinued operations (see Note 10), the Company did not have any marketable securities within continuing operations for the years ended December 31, 2007 and 2006.

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

Equipment purchased under capital leases is stated at the lower of fair value and the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of leased equipment using the straight-line method over the shorter of estimated useful life and the lease term. During the years ended December 31, 2007 and 2006, the Company did not enter into any capital leases.

Emvelco Corp.
Notes to Consolidated Financial Statements

Recurring maintenance on property and equipment is expensed as incurred.

Any gain or loss on retirements and disposals is included in the results of operations in the period of the retirement or disposal. No retirements and disposals occurred for the years ended December 31, 2007 and 2006 for the Company’s continuing operations.

Goodwill and intangible assets

Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of identifiable net assets acquired at the acquisition date. There was goodwill recorded in the transaction with AGL totaling $11.4 million (See Note 9). There was no goodwill related to the Company’s continuing operations for the years ended December 31 2006.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based a market approach. For the year ended December 31, 2007, an analysis was performed on the goodwill associated with the investment in AGL, and impairment was charged against the P&L for approximately $10.2 million.

Intangible assets that have finite useful lives, whether or not acquired in a business combination, are amortized over their estimated useful lives, and also reviewed for impairment in accordance with SFAS 144. On July 22, 2007, the Company entered into a $2 million note payable agreement with Appswing, which included an option to convert the debt into equity. Accordingly, the Company recorded in intangible assets related to the discount on the issuance of debt. The estimated value of the conversion feature is approximately $976,334, and will be reported as interest expense over the anticipated repayment period of the debt. There were no intangible assets related to the Company’s continuing operations for the year ended December 31, 2006.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the effect of dilutive potential common shares issuable upon exercise of stock options and warrants. There were no dilutive options and warrants for the year ended 2007 and 2006. Stock options and warrants convertible into 690,125 and 779,067 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the periods.

Comprehensive income

Comprehensive income includes all changes in equity except those resulting from investments by and distributions to owners.

Business segment reporting

Based on the closing of the AGL transaction on November 2, 2007, the Company manages its continuing operations in two geographic locations, however both locations primarily manage the real estate development business and accordingly the Company has concluded that it has one operating segment, real estate development.

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

See Note 14 for a further discussion on stock-based compensation plans.

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

The Company did not grant any share-based payments during the year ended December 31, 2007.

Emvelco Corp.
Notes to Consolidated Financial Statements

The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the years ended December 31, 2007 and 2006:

Categories of cost and expenses	Year ended December 31, 2007	Year ended December 31, 2006
Compensation and related costs	$36,817	$21,241
Consulting, professional and directors fees	43,416	249,454
Total stock-based compensation expense	$80,233	$270,695

There was no expense related to options and warrants granted to consultants recorded in the year ended December 31, 2007. In addition to stock-based compensation expense for employees and directors, the Company recognized compensation expense of $70,511 in the year ended December 31, 2006 related to options and warrants granted to consultants. Therefore, total stock based compensation for both employees and consultants was $80,233 and $340,206 for the years ended December 31, 2007 and 2006, respectively.

Recently Issued But Not Yet Adopted Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of SFAS No. 109, “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

Emvelco Corp.
Notes to Consolidated Financial Statements

3. Line of Credit and Restricted Cash

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

The interest rate on the line of credit is 5.87% annually.

As of December 31, 2007, the outstanding balance on the line of credit including interest was $8,401,154 and the balance of the related certificate of deposit including interest was $8,518,985.

At December 31, 2007, the outstanding loan balances were as follows:

Project name	Bank name/financial institution	Principal Amount	Annual Interest Rate	Expiration
General financing (line of credit)	EastWestBank	$8,000,000	5.87%	2008
Total principal amounts of loans		$8,000,000
Less current portion		-
Long term portion of loans		$8,000,000

The Company’s debt repayment schedule, excluding interest, as of December 31, 2007 is as follows:

2008
$8,000,000

Emvelco Corp.
Notes to Consolidated Financial Statements

4. Investment in Affiliates, at equity

The consolidated financial statements include the accounts of wholly owned subsidiaries whose investments in real estate development businesses are accounted for under the equity method.

Investment in Atia Group Limited

As of December 31, 2007, the Company owns approximately 58.3% of the outstanding stock of the Atia Group Limited (AGL). AGL owns and manages two real estate development companies, Verge Living Corporation (Verge), which is in the process of building a condominium development in Las Vegas, Nevada and Sitnica, which is developing land in Croatia. The Company's consolidated statement of operations for the years ended December 31, 2007 include AGL’s expenses for the period November 2, 2007 to December 31, 2007, when the Company's owned 58.3% of AGL as follows:

2007
Revenues	$—
Operating expenses	(395,155)
Interest expense	(19,258)
Net loss	(414,413)
Minority interest in subsidiary’s losses	172,810
Company’s portion of subsidiary’s losses	(241,603)

Investment in ERC

The Company's consolidated statement of operations for the years ended December 31, 2006 include ERC’s revenues and cost for the period June 14, 2006 to December 31, 2006, when the Company's owned 100% of ERC as follows:

2006
Revenues	$22,594
Net loss	$(997,665)

Emvelco Corp.
Notes to Consolidated Financial Statements

On December 31, 2006, Emvelco and TIGH entered into an exchange agreement whereby ERC issued 1,308 shares of stock, which represents 57% equity interest, to TIGH in exchange for 100% of the securities of Verge. After the exchange, Emvelco owns 43% of ERC, TIGH owns 57% of ERC, and Verge is a 100% subsidiary of ERC. In accordance with SAB 51 and SAB 84, Accounting for Sales of Stock by a Subsidiary, Emvelco realized a gain on the exchange transaction for $1,497,565. This gain resulted in the carrying value of the Emvelco’ S investment in ERC for $500,000, which is the amount Emvelco realized when it sold its remaining interest to TIGH on May 14, 2007, see Subsequent Events (Note 17)

The carrying value of the net investment in affiliate was accounted as follows:

Investment by Emvelco:	$100
Result of operation until December 31, 2006	(997,665)
Gain from issuance of subsidiary stock	1,497,565
Total	$500,000

5. Investment in Land development

As of December 31, 2007, the Company’s subsidiary, AGL, owns 100% of the shares of Verge Living Corporation (Verge). Verge holds title to 11 adjacent lots in Las Vegas, Nevada and intends to develop approximately about 296 (number of units may be changed due to realignment of the design) condos plus commercial retail in down town Las Vegas. Construction is planned to commence during 2008, subject of obtaining financing and a construction permit from the City of Las Vegas.

Below are the addresses of said lots (“Real Property”):

604 N Main Street, Las Vegas,	NV 89101
634 N Main Street, Las Vegas,	NV 89101
601 1st Street, Las Vegas,	NV 89101
603 1st Street, Las Vegas,	NV 89101
605 1st Street, Las Vegas,	NV 89101
607 1st Street, Las Vegas,	NV 89101
625 1st Street, Las Vegas,	NV 89101
617 1st Street, Las Vegas,	NV 89101
701 1st Street, Las Vegas,	NV 89101
703 1st Street, Las Vegas,	NV 89101
705 1st Street, Las Vegas,	NV 89101

The following table summarizes the carrying values of the investment in land development as of December 31, 2007:

Land vested from LLC - transfer of title - historical cost	$2,800,000
Land development investments	11,125,795
Accrued interest	1,229,680
Total Investment in Land Development	$15,551,475

Emvelco Corp.
Notes to Consolidated Financial Statements

As of December 31, 2007, the Company’s subsidiary, AGL, owns 100% of the shares of Sitnica d.o.o. Sitnica holds title to 25 adjacent plots of land in Samobor, Croatia. The aggregate land is approximately 74.7 thousand square meters and was appraised for $17,299,230. The appraisal was performed by an independent professional appraisal firm in Israel and is based on fair value on July 11, 2007. The fair value was based on comparing market values of similar real estate which have similar characteristics in the Croatia market. Also, there are no lease agreements on the land and the property was evaluated as one lot. As of December 31, 2007, Sitnica’s investment in land development increased to $17,498,582.

As at 31 December 2007, the contractual rights of the subsidiary in these assets included the following rights in land in Samobor, Croatia:

Detail - Lot Number	Sq.m.
3782	1,574
3783	1,965
3780	1,554
3783	1,965
3777	5,927
3778	6,289
3779	6,992
3723	3,257
3724/1	3,227
3724/2	3,007
3722/2	3,420
3732/1	2,454
3743	1,664
3740	2,604
3737	3,038
3738	1,562
3742	1,612
3731	5,224
3744	2,588
3726	899
3727/2	714
3727/1	1,947
3737	3,038
3738	1,562
3776	6,618
74,701

The following table summarizes the carrying values of the investment in land development as of December 31, 2007:

Investment in Land Development - Verge	$15,551,475
Investment in Land Development - Sitnica	17,498,582
Investment in Land Development - Total for AGL	33,050,057
Less: minority interest in subsidiary’s net assets (41.7%)	(13,781,874)
Investment in Land Development - Company’s portion	$19,268,183

6. Loans to Emvelco RE Corp

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bear interest at an annual rate of 12% and the line of credit has a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development. On November 2, 2007, the Company exercised the Verge option, thereby reducing the amount outstanding by $10 million. Additionally, the Verge option requires that the Company pays TIGH, the then parent of ERC, another $5 million when construction begins on the Verge Project. As of December 31, 2007, the Company has accrued and recorded that payment as a reduction to this loan receivable balance. As of December 31, 2007, the outstanding loan receivable balance is $4,538,976.

Emvelco Corp.
Notes to Consolidated Financial Statements

7. Payable to Land Sellers

Amounts payable to the sellers of the Sitnica land are included in accounts payable and accrued expense. Pursuant to the Upswing Agreement, AP Holdings, a related party, paid 10% of the agreed amount of the land. The Company paid AP Holdings the amount due from the Upswing agreement, however Sitnica still owes the sellers of the land the remaining 90% as well as 5% of the cost of the land is due to the tax authorities for a purchase land local tax - See note 17 - Subsequent events.

The following table summarizes the carrying values of the amounts due to the Sitnica land sellers as of December 31, 2007:

Due to land sellers - 90%	$11,960,466
Sales tax due to Croatia tax authorities 5%	649,746
Total amounts due for land purchase - Total for AGL	12,610,212
Less: minority interest in subsidiary’s net assets (41.7%)	(5,258,428)
Investment in Land Development - Company’s portion	$7,351,754

8. Convertible Notes Payable and Debt Discount

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company's Form 8-K’s - See Disposal of ERC, Verge and Acquisition of AGL), the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange - the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL). Based on closing of said transaction, on July 23, 2007 the Company issued a straight note to Upswing for the amount of $2,000,000. This promissory note is made and entered into based upon a series of agreements by and between Maker and Holder dated as of June 5, 2007, July 20, 2007 and July 23, 2007, wherein the actual Closing of the transactions which are the subject matter of the Appswing Agreements known as the Kidron Industrial Holdings, Ltd. Transaction (the “Kidron Transaction”) has taken place and therefore this note is final and earned, as referenced in the Appswing Agreement dated July 20, 2007 (the “Closing”) and the Company becoming the majority shareholder of Kidron with a controlling interest of not less than 50.1%. The Unpaid Principal Balance of this note shall bear interest until due and payable at a rate equal to 8 % per annum. The principal hereof shall be due and payable in full in no event sooner than January 22, 2008, (the "Maturity Date"). The amount of 51% of the Company holdings in AGL, are pledged to secure said note.

As the Company defaulted on said note, on April 11, 2008 the parties amended the note terms, by adding a contingent convertible feature to the note, as well as extend its Maturity Date in no event sooner than January 22, 2013. The outstanding debt represented by this Note (including accrued Interest) may be converted to ordinary common shares of the Company only if The Company issues during any six (6) month period subsequent to the date of this Note, 25,000,000 (twenty five million) or more shares of its common stock. Holder may, at any time after the occurrence of the preceding event, have the right to convert this note in whole or in part into The Company common shares at a conversion price of $0.08 per share.

The Company recorded in intangible assets related to the discount on the issuance of debt. The estimated value of the conversion feature is approximately $976,334, and will be reported as interest expense over the anticipated repayment period of the debt. As of December 31, 2007, the unamortized debt discount intangible asset is $890,202 to be amortized over the life of the loan. The amount of $195, 266 represents the current portion to be expensed in 2008.

As of December 31, 2007, the outstanding balance for the notes payable to the third party is $2,277,633 including interest.

Emvelco Corp.
Notes to Consolidated Financial Statements

9. Acquisition - Atia Group Limited

On November 2, 2007, the Company acquired approximately 58.3% of the outstanding stock of the Atia Group Limited (AGL). AGL owns and manages two real estate development companies, Verge Living Corporation (Verge), which is in the process of building a condominium development in Las Vegas, Nevada and Sitnica, which is developing land in Croatia. The Company's consideration paid to acquire 58.3% of AGL’s outstanding stock was as follows:

Conversion of loan receivable from Emvelco RE Corporation	$10,000,000
Amount due to TIGH, parent of ERC, upon groundbreaking of Verge project	5,000,000
Convertible note payable to Upswing	4,250,000
Conversion of note receivable from related party	450,000
Transaction related fees	569,753
Consideration paid to acquire 58.3% of AGL	20,269,753

The book value of AGL’s net assets at the transaction date was substantially lower than the consideration paid. As such, the Company recorded goodwill, calculated as follows:

Book value of AGL’s net assets at November 2, 2007	$15,161,881
Minority interest in subsidiary’s net assets	(6,322,504)
Company’s portion of AGL’s net assets	8,839,376

Consideration paid to acquire 58.3% of AGL	20,269,753

Goodwill recorded at November 2, 2007	11,430,377

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value using a market approach. As such, the Company recorded an impairment of goodwill at December 31, 2007 in the amount of $10,245,377

Emvelco Corp.
Notes to Consolidated Financial Statements

10. Dispositions

Completed sale of Navigator

On February 16, 2007, the Company entered into a Sale and Purchase Agreement (the “Agreement”) with Marivaux Investments Limited (“MIL”) and Fleminghouse Investments Limited (“FIL” and collectively with MIL, the “Buyers”). Pursuant to the Agreement, the Company sold 100% of the Company’s interest in Navigator (a wholly-owned subsidiary of the Company) for $4,034,191 consisting of $3,200,000 in cash and 622,531 shares of the Company’s common stock, excluding estimated transaction costs, success fees and a guarantee provision of approximately $124,000. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company canceled the Emvelco common stock acquired during the disposition.

The sale of Euroweb Slovakia, Euroweb Hungary, Euroweb Romania, and Navigator all met the criteria for presentation as a discontinued operation under the provisions of SFAS 144, and therefore amounts relating to Euroweb Slovakia, Euroweb Hungary, Euroweb Romania and Navigator have been reclassified as discontinued operations for all periods presented.

The following table provides a detail of the results of discontinued operations per component for the year ended December 31, 2006, as follows:

2006
Loss from discontinued Navigator operations	$(853,982)
Impairment of Navigator assets	(5,598,438)
Gain on sale of Euroweb Hungary and Euroweb Romania, net of tax of $0	15,975,778
(Loss)/income from discontinued Euroweb Hungary operations, net of tax of $0 and $0 respectively	(928,122)
Income from discontinued Euroweb Romania operations, net of tax of $0 and $0 respectively	596,640
Income from discontinued operations, net of tax	$9,191,876

Emvelco Corp.
Notes to Consolidated Financial Statements

The following information is a summary of the major classes of assets and liabilities from Navigator’s consolidated balance sheet as at December 31, 2006:

Description	2006
Cash and cash equivalents	$43,769
Trade account receivable, net	1,386,358
Prepaid, unbilled receivable and other current assets	135,086
Customer contracts	1,742,341
Goodwill	2,482,540
Property and equipment, net	1,069,089
Total assets of discontinued operations	6,859,183

Trade account payable	(997,745)
Other current liabilities, deferred revenue, and accrued expenses	(486,546)
Deferred tax liability	(209,061)
Short term and long term bank loans and overdrafts	(1,131,640)
Total liabilities of discontinued operations	(2,824,992)

Net assets of discontinued operations	$4,034,191

11. Income taxes

The net income before income taxes by tax jurisdiction for the years ended December 31, 2007 and 2006 was as follows:

	2007	2006
Net income before income taxes:
Domestic	$(10,658,187)	$6,912,591
Foreign	(241,603)	-
Total	$(10,899,790)	$6,912,591

The provision for income taxes from continuing operations reflected in the consolidated statements of operations is zero; as such, there are no separate components.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss from continuing operations before income taxes. The sources and tax effects of the differences for the years ended December 31, 2007 and 2006 is summarized as follows:

	2007		2006
	Amount	%	Amount	%
Computed expected tax
Expense/(Benefit)	$(3,814,926)	(35.00)	$2,419,407	35.00

Change in Valuation Allowance	3,814,926	(35.00)	(2,419,407)	(35.00)
Total expense/(benefit)	$0	0%	$0	0%

Emvelco Corp.
Notes to Consolidated Financial Statements

For U.S. Federal income tax purposes, the Company had unused net operating loss carry forwards at December 31, 2006 of approximately $15.2 million available to offset future taxable income. From the $15.2 million of losses, $1.2 million expire in various years from 2008-2010, $1.6 million expires in 2011, and the remaining $12.4 million expire in various years from 2016 through 2026. In addition, the Company has a capital loss carryover for US income tax purposes of approximately $5.4 million. $2.1 million of the loss is from 2004 and will expire after 2009. The remainder of the capital loss, $3.3 million, will expire after 2010.

In May 2006, the Company sold Euroweb Hungary and Euroweb Romania, which resulted in the utilization of approximately $10M of the capital loss carry forwards and net operating loss carry forwards. As further discussed in Note 10, the results of operations of Euroweb Hungary and Euroweb Romania are presented as discontinued operations in the consolidated statements of operations.

The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss and capital loss carry forwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes the Company experienced an “ownership change” in the second half of 2006, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carry forwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carry forwards.

The Company recorded a full valuation allowance against the net deferred tax assets. In assessing deferred tax assets, management considers whether it is more likely than some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and tax loss carry forwards become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefit of these deductible differences, net of existing valuation allowances at December 31, 2007.

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

Taxation of companies in Israel:

The Company’s subsidiary AGL is taxed in Israel under the provisions of the Israel Tax Ordinance (New Version) 1961 (hereinafter - the “Ordinance”). Until 31 December 2007, AGL was subject to the Income Tax Law (Inflationary Adjustments) - 1985, whereby the results of operations for tax purposes are measured on a "real" basis" by adjusting the income for changes in the ICPI. Commencing on 1 January 2008, this law has been cancelled and transition provisions were set out. Accordingly, the results of operations will be measured for tax purposes on a nominal basis. Tax rates applicable to the income of the Company: On July 25, the Israeli parliament passed an amendment to the Income Tax Ordinance (No. 147) - 2005 (hereinafter - the “Amendment”) which stipulates, among other things, that the corporate tax rate will be gradually reduced to the following tax rates: 2006 - 31%; 2007 - 29%; 2008 - 27%; 2009 - 26%; 2010 and thereafter - 25%.

Taxation in Croatia (Sitnica)

Corporate tax -  Regular income is taxed in Croatia (hereinafter - "Croatian Corporate Tax") at a rate of 20%. Therefore, income from construction, sale or rental of real estate in Croatia is liable for Croatian Corporate Tax at this rate. Tax losses may be carried forward over a five-year period but they cannot be carried back to prior periods. There is no limit to the amount of the loss that can be carried forward.

Recognition of financing expenses for tax purposes -  Financing expenses are tax deductible in Croatia. However, a distinction is made between loans from third parties and loans granted or guaranteed by related parties. According to the thin financing rules in Croatia, the company may not take into account for tax purposes interest charges on loans received from foreign shareholders holding at least 25% of the share capital or voting rights in the Company, if the amount of the loan is four times the share of the shareholder in the capital of the borrower at any given point in time during the tax period. This law applied to loans granted by a third party but guaranteed by a shareholder.

VAT and purchase tax - The sale of apartments and commercial properties is subject to VAT of 22%. However, the part of the purchase price attributed to land is exempt from VAT, but is subject to purchase tax of 5%. According to Croatian law, the purchaser is required to pay the purchase tax and the VAT. This law is also applicable to the sale of buildings for business purposes.

Emvelco Corp.
Notes to Consolidated Financial Statements

12. Stockholders’ Equity

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

In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group acts as agent for our stock repurchase program. As of December 31, 2007, the Company held 657,362 treasury shares.

There were no options or warrants exercised in the years ended December 31, 2007 and 2006, respectively.

Pursuant to the Sale Agreement of Navigator, the Company received 622,531 shares of the Company’s common stock as partial consideration.. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company canceled the Emvelco common stock acquired during the disposition in the amount of $834,192.

Emvelco Corp.
Notes to Consolidated Financial Statements

13. Commitments and Contingencies

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

The Company entered into a two-year employment agreement with Moshe Schnapp as President and Director of the Company, which commenced on April 15, 2005 and provided for annual compensation in the amount of $250,000 to be paid in the form of the Company’s shares of common stock. The number of shares to be received by Mr. Schnapp was calculated based on the average closing price 10 days prior to the commencement of each employment year. At April 14, 2006, Mr. Schnapp received 82,781 Emvelco shares of common stock of which 58,968 were issued in January 2006. In July 2006, the Company issued the remaining 46,007 shares of common stock for services from January 1, 2006 through July 30, 2006. Mr. Schnapp resigned as President and Director in August 2006. Mr. Schnapp waived his rights to any further compensation, and committed to assist the Company until it will file the financials of 2006.

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

In addition, on August 14, 2006, the Company amended the agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia will receive 111,458 Emvelco shares of common stock for his first year service. Mr. Attia also agreed to not directly or indirectly compete with the business of the Company or Emvelco RE during his employment and for a period of two years following termination of employment. No shares were issued to Mr. Attia in 2006. The board of directors of AGL approved the employment agreement between AGL and Mr. Yossi Attia, the controlling shareholder and CEO of the Company. The agreement goes into effect on the date that the aforementioned allotments are consummated and stipulates that Mr. Attia will serve as the CEO of AGL in return for a salary that costs AGL an amount of US$ 10 thousand a month. Mr. Attia is also entitled to reimbursement of expenses in connection with the affairs of AGL, in accordance with AGL policy, as set from time to time. In addition Mr. Attia is entitled to an annual bonus of 2.5% of the net, pre-tax income of the Company in excess of NIS 8 million.

The board of directors of AGL approved an employment agreement between the Company and Mr. Shalom Attia, the controlling shareholder and CEO of AP Holdings Ltd. The agreement goes into effect on the date that the aforementioned allotments are consummated and stipulates that Mr. Shalom Attia will serve as the VP - European Operations of AGL in return for a salary that costs the Company an amount of US$ 10 thousand a month. Mr. Attia is also entitled to reimbursement of expenses in connection with the affairs of the Company, in accordance with Company policy, as set from time to time. In addition, Mr. Shalom Attia is entitled to an annual bonus of 2.5% of the net, pre-tax income of AGL in excess of NIS 8 million.

The aforementioned agreements were ratified by the general shareholders meeting of AGL on 30 October 2007.

(b) Construction Loans

During 2006 and 2007, the Company and ERC entered into several loan agreements with different financial institutions in connection with the financing of the different real estate projects (see Note 3).

(c) Closing the AGL Transaction:

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company's Form 8-K’s - See Disposal of ERC, Verge and Acquisition of AGL), the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange - the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL). Based on closing of said transaction, on July 23, 2007 the Company issued a straight note to Upswing for the amount of $2,000,000. This Promissory Note is made and entered into based upon a series of agreements by and between Maker and Holder dated as of June 5, 2007, July 20, 2007 and July 23, 2007, wherein the actual Closing of the transactions which are the subject matter of the Appswing Agreements known as the Kidron Industrial Holdings, Ltd. Transaction (the “Kidron Transaction”) has taken place and therefore this note is final and earned, as referenced in the Appswing Agreement dated July 20, 2007 (the “Closing”) and the Company becoming the majority shareholder of Kidron with a controlling interest of not less than 50.1%. The Unpaid Principal Balance of this note shall bear interest until due and payable at a rate equal to 8 % per annum. The principal hereof shall be due and payable in full in no event sooner than January 22, 2008, (the "Maturity Date"). 51% of the Company holdings in AGL, are pledge to secure said note.

As the Company defaulted on said note, on April 11 2008 the parties amended the note terms, by adding a contingent convertible feature to the note, as well as extend its Maturity Date in no event sooner than January 22, 2013. The outstanding debt represented by this Note (including accrued Interest) may be converted to ordinary common shares of the Company only if The Company issues during any six (6) month period subsequent to the date of this Note, 25,000,000 (twenty five million) or more shares of its common stock. Holder may, at any time after the occurrence of the preceding event, have the right to convert this Note in whole or in part into The Company common shares at a conversion price of $0.08 per share.

As part of the AGL closing, the Company undertook to indemnify the AGL in respect of any tax to be paid by Verge, deriving from the difference between (a) Verge's taxable income from the Las Vegas project, up to an amount of $21.7 million and (b) the book value of the project in Las Vegas for tax purposes on the books of Verge, at the date of the closing of the transfer of the shares of Verge to the Company. Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $11 million. The Company believes it as no exposure under said indemnification. Atia Projekt undertook to indemnify AGL in respect of any tax to be paid by Sitnica, deriving from the difference between (a) Verge's taxable income from the Samobor project, up to an amount of $5.14 million and (b) the book value of the project in Samobor for tax purposes on the books of Sitnica, at the date of the closing of the transfer of the shares of Sitnica to the Company. Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $0.9 million. The Atia Projekt undertook to bear any additional purchase tax (if any is applicable) that Sitnica would have to pay in respect of the transfer of the contractual rights in investment real estate in Croatia, from the Atia Projekt to Sitnica.

(d) Trafalgar Commitment for Future Equity Facility to AGL:

On January 30, 2008, Atia Group Ltd. f/k/a Kidron Industrial Holdings, Ltd. ("Atia Group"), of which the Company is a principal shareholder, notified the Company that it had entered into two (2) material agreements (wherein the Company was not a party but will be directly affected by their terms) with Trafalgar Capital Specialized Investment Fund ("Trafalgar"). Specifically, Attia Group and Trafalgar entered into a Committed Equity Facility Agreement ("CEF") in the amount of 45,683,750 New Israeli Shekels (approximately US$12,000,000.00 per the exchange rate at the Closing) and a Loan Agreement ("Loan Agreement") in the amount of US $500,000 (collectively, the "Finance Documents") pursuant to which Trafalgar grants Atia Group financial backing. The Company is not a party to the Finance Documents.

The CEF sets forth the terms and conditions upon which Trafalgar will advance funds to Atia Group. Trafalgar is committed under the CEF until the earliest to occur of: (i) the date on which Trafalgar has made payments in the aggregate amount of the commitment amount (45,683,750 New Israeli Shekels); (ii) termination of the CEF; and (iii) thirty-six (36) months. In consideration for Trafalgar providing funding under the CEF, the Atia Group will issue Trafalgar ordinary shares, as existing on the dual listing on the Tel Aviv Stock Exchange (TASE) and the London Stock Exchange (LSE) in accordance with the CEF. As a further inducement for Trafalgar entering into the CEF, Trafalgar shall receive that number of ordinary shares as have an aggregate value calculated pursuant to the CEF, of U.S. $1,500,000.

The Loan Agreement provides for a discretionary loan in the amount of $500,000 ("Loan") and bears interest at the rate of eight and one-half percent (8½%) per annum. The Loan is to be used by Atia Group for the sole purpose of investment in its subsidiary Sitnica d.o.o. which controls the Samobor project in Croatia. The security for the Loan shall be a pledge of Atia Group's shareholder equity (75,000 shares) in Verge Living Corporation.

The aforementioned transactions as set forth under a non-binding term sheet were reported on the Company's Form 8K on December 5, 2007.

Simultaneously, on the same date as the aforementioned Finance Documents, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Trafalgar. The Share Exchange Agreement provides that the Company must deliver, from time to time, and at the request of Trafalgar, those shares of Atia Group, in the event that the ordinary shares issued by Atia Group pursuant to the terms of the Finance Documents are not freely tradable on the Tel Aviv Stock Exchange or the London Stock Exchange. In the event that an exchange occurs, the Company will receive from Trafalgar the same amount of shares that were exchanged. The closing and transfer of each increment of the Exchange Shares shall take place as reasonably practicable after receipt by the Company of a written notice from Trafalgar that it wishes to enter into such an exchange transaction. To date, all of the Company's shares in Atia Group are restricted by Israel law for a period of six (6) months since the issuance date, and then such shares may be released in the amount of one percent (1%) (From the total outstanding shares of Atia Group which is the equivalent of approximately 1,250,000 shares per quarter), subject to volume trading restrictions.

Trafalgar is an unrelated third party comprised of a European Euro Fund registered in Luxembourg. The Company, its subsidiaries, officers and directors are not affiliates of Trafalgar.

(d) Acquisition of DCG:

If the DCG acquisition is consummated, DCG will become a wholly-owned subsidiary of the Company and outstanding membership interest will be exchanged by the holders thereof for shares of the Company. The shares of Emvelco common stock that holders of DCG’s membership interest will be entitled to receive pursuant to the Agreement and Plan of Exchange are expected to represent approximately 83% of the shares of the Company immediately following the consummation of the Agreement and Plan of Exchange of DCG, which upon actual production of gas will represent approximately 91% of the shares of the Company. DCG headquartered in Bel Air is a newly formed LLC which holding certain development rights for gas drilling in Crockett County, Texas.

 (e) Lease Agreements

The rent expense related to office leases was $34,475 and $13,200 in 2007 and 2006, respectively.

Future minimum payments of obligations under operating leases at December 31, 2006 are as follows:

2008	2009	2010	2011	2012	Thereafter
$92,400	$92,400	$26,400	$13,200	$—	$—

(f) Legal Proceedings

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

Emvelco Corp.
Notes to Consolidated Financial Statements

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

The Company filed a complaint in the Superior Court for the County of Los Angeles, against a foreign attorney. The case was filed on February 14, 2007, and service of process has been done. In the complaint the Company is seeking judgment against this attorney in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. Defendant has not yet appeared in the action. The Company believes that it has a meritorious claim for the return of monies deposited with defendant in a trust capacity, and, from the documents in the Company’s possession, there is no reason to doubt the validity of the claim. During April 2007 defendant returned $92,694 (70,000 Euros at the relevant time) which netted to $72,694 post legal expenses; the Company has granted him a 15-day extension to file his defense. Post the extension and in lieu of not filing a defense, the Company filed for a default judgment. On October 25, 2007 the Company obtained a California Judgment by court after default against the attorney for the sum of $249,340.65. However, management does not have any information on the collectibles of said judgment that entered in court.

Verge, a wholly owned subsidiary of the Company’s subsidiary via AGL, is involved in legal proceedings in connection with the ongoing Chapter 11 bankruptcy proceedings of Prudential Americana LLC of Las Vegas, NV. Through February 29, 2008, Prudential is the broker of record for the condominium project being developed by Verge. Verge currently has approximately $50,000 on deposit as an advanced payment of the brokerage commissions. Verge presently owes, according to Prudential, $70,000 in monthly progress billings and Verge contends that it is entitled to offset the $50,000 against these progress billings. Verge believes Prudential breached fiduciary duties in connection with Prudential’s performance as a broker and has filed a Proof of Claim in Chapter r11 proceedings in excess of $9 million. As of today, the Company does not believe it will have a material liability in relation to these charges.

On November 21, 2007 LM Construction filed a demand for arbitration proceeding against the Company in connection with amounts due for general contracting services provided by them during the construction of the Company Sales Center. The Company agreed to enter into arbitration, deny any wrong doing and counterclaim damages. Amount in dispute are approximately $67,585 and are included in other current liabilities on the balance sheet.

Navigator Acquisition - Registration Rights

The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. As March 31, 2008, the Company is in default of said agreement and therefore made a provision for compensation for $150,000 to represent agreed upon final compensation to Navigator.

Indemnities Provided Upon Sale of Subsidiaries

On April 15, 2005, the Company sold Euroweb Slovakia. According to the securities purchase contract (the “Contract”); the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties, or obligations as set in the Contract up to an aggregate amount of $540,000. The buyer shall not be entitled to make any claim under the Contract after the fourth anniversary of the date of the Contract. No claims have been made to-date. At December 31, 2007 the Company accrued $35,000 as the estimated fair value of this indemnity.

On May 23, 2006, the Company sold Euroweb Hungary and Euroweb Romania. According to the share purchase agreement (the “SPA”), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties or obligations as provided for in the SPA. The Company shall not incur any liability with respect to any claim for breach of representation and warranty or indemnity, and any such claim shall be wholly barred and unenforceable unless notice of such claim is served upon Emvelco by buyer no later than 60 days after the buyer’s approval of Euroweb Hungary and Euroweb Romania’s statutory financial reports for the fiscal year 2006, but in any event no later than June 1, 2007. In the case of Clause 8.1.6 (Taxes) or Clause 9.2.4 of SPA, the time period is five years from the last day of the calendar year in which the closing date occurs. No claims have been made to date. At December 31, 2007, the Company has accrued $201,020 as the estimated fair value of this indemnity.

Sub-Prime Crisis

The mortgage credit markets in the U.S. have been experiencing difficulties as a result of the fact that many debtors are finding it difficult to obtain financing (hereinafter - the “Sub-prime crisis”). The sub-prime crisis resulted from a number of factors, as follows: an increase in the volume of repossessions of houses and apartments, an increase in the volume of bankruptcies of mortgage companies, a significant decrease in the available resources for purposes of financing through mortgages, and in the prices of apartments. The financing of the project of the Verge subsidiary is contingent upon the future impact of the sub-prime crisis on the financial institutions operating in the U.S. The sub-prime crisis may have an impact on the ability of the Verge subsidiary to procure the financing required to complete its construction project and on the terms of the financing, if procured, and it may also impact in the ability of the customers of the Company to procure mortgages, if necessary, and on the terms under which the mortgages will be obtained.

Emvelco Corp.
Notes to Consolidated Financial Statements

14. Stock Option Plan and Employee Options

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

Emvelco Corp.
Notes to Consolidated Financial Statement

Through December 31, 2005, the Company did not recognize compensation expense under APB 25 for the options granted to the Chief Executive Officer and the five employees as the options had a zero intrinsic value at the date of grant. The adoption of SFAS 123R on January 1, 2006 resulted in a compensation charge of $36,817 and $21,241 for the years ended December 31, 2007 and 2006, respectively.

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

On March 22, 2005, the Company granted an aggregate of 200,000 options to two of the Company’s Directors. These stock options vest at the rate of 50,000 options on each September 22 of 2005, 2006, 2007 and 2008, respectively. The exercise price of the options ($3.40) was equal to the market price on the date the options were granted. Through December 31, 2005, the Company did not recognize compensation expense under APB 25 as the options had a zero intrinsic value at the date of grant. The adoption of SFAS 123R on January 1, 2006 resulted in a compensation charge of $36,817 and $128,284 for the years ended December 31, 2007 and 2006, respectively. One of the directors was elected as Chief Executive Officer from August 14, 2006.

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

(b) Other Options

On October 13, 2003, the Company granted two Directors 100,000 options each, at an exercise price (equal to the market price on that day) of $4.21 per share, with 25,000 options vesting on each April 13, 2004, 2005, 2006 and 2007. There were 100,000 options outstanding as of December 31, 2006. The adoption of SFAS 123R on January 1, 2006 resulted in a compensation charge of $6,599 and $31,824 during the years ended December 31, 2007 and 2006, respectively.

The following table summarizes the total number of shares for which options have been issued (Stock Option Plan, 2004 Incentive Plan, Employment Agreements and grants to Directors) and are outstanding:

	2007		2006
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, January 1,	330,000	$3.77	705,000	$4.20
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	(375,000)	4.59
Outstanding, December 31	330,000	$3.77	330,000	$3.77

Emvelco Corp.
Notes to Consolidated Financial Statements

No options were exercised during the years ended December 31, 2007 and 2006.

The following table summarizes information about shares subject to outstanding options as of December 31, 2007, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
100,000	$4.21	$4.21	1.79	100,000	$4.21
30,000	$4.78	$4.78	2.32	30,000	$4.78
200,000	$3.40	$3.40	3.31	150,000	$3.40
330,000	$3.40-$4.78	$3.77	2.66	280,000	$3.84

(c) Warrants

On June 7, 2005, the Company granted 100,000 warrants to a consulting company as compensation for investor relations services at exercise prices as follows: 40,000 warrants at $3.50 per share, 20,000 warrants at $4.25 per share, 20,000 warrants at $4.75 per share and 20,000 warrants at $5 per share. The warrants have a term of five years and increments vest proportionately at a rate of a total 8,333 warrants per month over a one year period. The warrants are being expensed over the performance period of one year. In February 2006, the Company terminated its contract with the consultant company providing investor relation services. The warrants granted under the contract were reduced time-proportionally to 83,330, based on the time in service by the consultant company.

Emvelco Corp.
Notes to Consolidated Financial Statements

15. Related party transactions

On October 3, 2006, ERC entered into an Operating Agreement with D’vora Greenwood (Attia), an individual (“D’vora”) in connection with Stanley. Stanley will develop three adjacent single family residences located at 2234 and 2240 Stanley Hills Drive and 2214 N. Merrywood Drive, Los Angeles, California 90046. ERC owns 66.67% of the outstanding interest of the Stanley. D’vora owns the remaining interest. D’vora owned the Stanley Property prior to the purchase by the Stanley, is the sister of Yossi Attia. The structuring of Stanley was negotiated as an arm length transaction and was based on a current appraisal received from an independent third party. Outstanding balance of the purchase price of the Property towards D’vora was $308,321 as of December 31, 2006.

On December 31, 2006, ERC acquired 100% interest in Verge Living Corporation from a third party, TIHG. Verge had a 33.33% equity investment in AP Holdings with a fair value of $3,000,000. The majority owner and sole director of AP Holdings is Mr. Shalom Atia, who is Yossi Attia’s brother.

During 2007, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of December 31, 2007, the Company owes Mr., Attia $516,084.

There are no other relationship among AP Holdings, Shalom Atia and Yossi Attia.

The Company via ERC rented its office premises in Las Vegas from Yossi Attia for a monthly fee of $2,000.

Verge loaned to Mr. Darren Dunckel, the sum of $93,822, of which $90,000 was paid-off via Mr. Dunckel employment agreement, and the balance of $3,822 is included in Prepaid and other current assets as of December 31, 2006. As of December 31, 2007, the balance for advances to Mr. Dunckel was paid off. Mr. Dunckel has entered into various transactions and agreements with the Company on behalf of ERC, Verge and TIHG (all such transactions have been reported on the Company filings of Form 8Ks). On December 31, 2006, Mr. Dunckel executed the Agreement and Plan of Exchange on behalf of TIHG which was issued shares in ERC in consideration for the exchange of TIHG's interest in Verge. Pursuant to that certain Stock Transfer and Assignment of Contract Rights Agreement dated as of May 14, 2007, the Company transferred its shares in ERC in consideration for the assignment of rights to that certain Investment and Option Agreement, and amendments thereto, dated as of June 19, 2006 which gives rights to certain interests and assets. Mr. Dunckel has represented and executed the foregoing agreements on behalf of ERC, Verge and TIHG as well as executed agreements on behalf of Verge to transfer 100% of Verge.

The Company issued Mrs. D’vora Greenwood (Attia), through an offering of the Company’s securities pursuant to a Private Placement Memorandum, 200,000 shares along with 400,000 warrants - See note 17 - Subsequent Events.

16. Treasury Stock

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

As of December 31, 2007, the Company held 657,362 treasury shares.

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

Emvelco Corp.
Notes to Consolidated Financial Statements

17. Subsequent events

On January 30, 2008, AGL of which the Company is a principal shareholder notified the Company that it had entered into two (2) material agreements (wherein the Company was not a party but will be directly affected by their terms) with Trafalgar Capital Specialized Investment Fund ("Trafalgar"). Specifically, AGL and Trafalgar entered into a Committed Equity Facility Agreement ("CEF") in the amount of 45,683,750 New Israeli Shekels (approximately US$12,000,000.00 per the exchange rate at the Closing) and a Loan Agreement ("Loan Agreement") in the amount of US $500,000 (collectively, the "Finance Documents") pursuant to which Trafalgar grants AGL financial backing. The Company is not a party to the Finance Documents. The CEF sets forth the terms and conditions upon which Trafalgar will advance funds to AGL. Trafalgar is committed under the CEF until the earliest to occur of: (i) the date on which Trafalgar has made payments in the aggregate amount of the commitment amount (45,683,750 New Israeli Shekels); (ii) termination of the CEF; and (iii) thirty-six (36) months. In consideration for Trafalgar providing funding under the CEF, the AGL will issue Trafalgar ordinary shares, as existing on the dual listing on the Tel Aviv Stock Exchange (TASE) and the London Stock Exchange (LSE) in accordance with the CEF. As a further inducement for Trafalgar entering into the CEF, Trafalgar shall receive that number of ordinary shares as have an aggregate value calculated pursuant to the CEF, of U.S. $1,500,000. The Loan Agreement provides for a discretionary loan in the amount of $500,000 ("Loan") and bears interest at the rate of eight and one-half percent (8½%) per annum. The Loan is to be used by AGL for the sole purpose of investment in its subsidiary Sitnica d.o.o. which controls the Samobor project in Croatia. The security for the Loan shall be a pledge of AGL’s shareholder equity (75,000 shares) in Verge Living Corporation.

Simultaneously, on the same date as the aforementioned Finance Documents, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Trafalgar. The Share Exchange Agreement provides that the Company must deliver, from time to time, and at the request of Trafalgar, those shares of AGL, in the event that the ordinary shares issued by AGL pursuant to the terms of the Finance Documents are not freely tradable on the Tel Aviv Stock Exchange or the London Stock Exchange. In the event that an exchange occurs, the Company will receive from Trafalgar the same amount of shares that were exchanged. The closing and transfer of each increment of the Exchange Shares shall take place as reasonably practicable after receipt by the Company of a written notice from Trafalgar that it wishes to enter into such an exchange transaction. To date, all of the Company's shares in AGL are restricted by Israel law for a period of six (6) months since the issuance date, and then such shares may be released in the amount of one percent (1%) (From the total outstanding shares of AGL which is the equivalent of approximately 1,250,000 shares per quarter), subject to volume trading restrictions.

Further to the signing of the investment agreement with Trafalgar, the board of directors of AGL decided to allot Trafalgar 69,375,000 ordinary shares of AGL, no par value each (the "offered shares") which, following the allotment, will constitute 5.22% of the capital rights and voting rights in AGL, both immediately following the allotment and fully diluted. The offered shares will be allotted piecemeal, at the following dates: (i) 18,920,454 shares will be allotted immediately following receipt of approval of the stock exchange to the listing for trade of the offered shares. (ii) 25,227,273 of the offered shares will be allotted immediately following receipt of all of the necessary approvals in order for the offered shares to be swapped on 30 April 2008 against a quantity of shares equal to those held by Emvelco Corp. at that same date.

The balance of the offered shares, a quantity of up to 25,277,273 shares, will be allotted immediately after receipt of the approval of the Israel Securities Authority for the issuance of a shelf prospectus. Notwithstanding, if the approval of the shelf prospectus will not be granted by the Israel Securities Authority by the beginning of May 2008, only 12,613,636 shares will be allotted to Trafalgar at that same date

Trafalgar is an unrelated third party comprised of a European Euro Fund registered in Luxembourg. The Company, its subsidiaries, officers and directors are not affiliates of Trafalgar.

On 10 February 2008, the Israeli Tax Authority issued a notification (hereinafter the - "Notification") of the setting up of a joint forum together with professional organizations, the goal of which is to work out various standard related issues that arose as part of the implementation of IFRS in Israel and the practical application thereof in tax returns. It was also decided by the Tax Authority that taxable income will continue to be computed pursuant to the guidelines that were in effect in Israel prior to the adoption of IFRS (except for Accounting Standard No. 29, Adoption of IFRS). The calculation of taxable income, as above, will be carried out during an interim period until it is decided how to apply IFRS to Israeli tax laws.

On February 11, 2008, The Company was notified by the NASDAQ Staff that it has regained compliance with Marketplace Rule 5310(c)(4) since the closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days. The matter is now closed.

On February 14, 2008, the Company raised Three Hundred Thousand Dollars ($300,000) from the private offering of two (2) Private Placement Memorandums dated as of February 1, 2008 ("PPMs"). One PPM was in the amount of One Hundred Thousand Dollars ($100,000) and the other was in the amount of Two Hundred Thousand Dollars ($200,000). The offering is for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The money raised from the Private Placement of the Company shares will be used for working capital and business operations of the Company. The PPMs were done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement.

The Company has entered into a term sheet which provides that the Company will purchase and receive from an entity that owns certain gas development rights, all the mineral acreage and land rights for drilling on that certain property located in Texas (the “Gas Lease Rights”). Specifically, the Company will purchase all the outstanding membership interests of Davy Crockett Gas Company, LLC, a Nevada limited liability company (“DCG”), which currently owns the Gas Lease Rights. The purchase price shall be $25 million as the first increment and an additional $5 million, payable with 5 million shares at $1.00 per share for each increment, released for each of the first five wells going into production for a total of $50 million. In consideration of the actual assignment of the Gas Lease Rights, the Company shall issue a minimum of 25,000,000 new EMVELCO shares to the Seller, wherein the share price shall be at an agreed upon price of $1.00 per share in exchange for all the shares of the entity that may be transferring the Gas Lease Rights. The purchase price may be increased up to $250 million based on actual proven developed product. The Company is still undertaking due diligence in connection with proof of good title to the Gas Lease Rights. The transaction was presented to the Board of Directors for approval at a meeting on March 13, 2008. The terms and provisions of the Gas Lease Rights and acquisition thereof is delineated in the Agreement and Plan of Exchange (the “Agreement and Plan of Exchange”). The transaction is subject to a Proxy Statement to be delivered to Shareholders. If the DCG acquisition is consummated, DCG will become a wholly-owned subsidiary of the Company and outstanding membership interest will be exchange by the holders thereof for shares of the Company. The shares of Emvelco common stock that holders of DCG’s membership interest will be entitled to receive pursuant to the Agreement and Plan of Exchange are expected to represent approximately 83% of the shares of the Company immediately following the consummation of the Plan of Exchange of DCG. If the fifth well goes into production, the DCG membership interest will then own 91% of the Company. DCG, headquartered in Bel Air, is a newly formed LLC, which holding certain development rights for gas drilling in Crockett County, Texas.

On January 12, 2008, with effective counterpart signature on February 20, 2008, Verge, the 100% subsidiary of the AGL, of which the Company is a principal shareholder, entered into an Agreement between Owner and Owner's Representative effective as of January 12, 2008 (the "Verge Project Management Agreement") with TWG Consultant, LLC ("TWG") to appoint TWG as Owner Representative in regards to the construction of the Verge Project. Pursuant to the Verge Project Management Agreement, TWG will design and oversee the actual construction of the Verge Project as well as being the onsite manager to supervise and be the liaison with local governmental authorities, general contractor and subcontractors, lenders and vendors as well as preparing the budget and status reports on the Verge Project. As consideration for TWG's services, Verge will pay the following fees: 1. All direct costs associated with the Verge Project, including employment of a construction inspector (superintendent/structural engineer - at an estimated cost of $12,500 per month), a part-time office clerk and office and administrative expenses. Collectively, said costs are estimated at $20,000 per month. 2. Monthly advances of $24,750 for two personnel senior management. 3. A bonus to be paid in the amount of 5% of the earnings before tax depreciation and amortization (EBTDA) of the Verge Project, but not less than $1 million.

On March 30, 2008, the Company raised $200,000 from the private offering of Private Placement Memorandum ("PPM"). The private placements were for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years (for 200,000 Company common stock), and additional 200,000 warrants to be exercised at $2.00 for four years (for 200,000 Company common stock). Said Warrants may be exercised to ordinary common shares of the Company only if the Company issues subsequent to the date of this PPM, 25,000,000 (twenty five million) or more shares of its common stock. The money raised from the private placement of the Company’s shares will be used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia did not participate in the board meeting which approved this PPM.

During the first and second quarters of 2008, Sitnica advanced approximately Euro 1.2 million to the Land Sellers, as well as paid in full the purchase tax on said land. Sitnica borrowed the needed funds from Mr. Shalom Atia as a loan which bear no interest.