Form 10-Q
period 2008-03-31
EMVELCO CORP.
filed 2008-05-20
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 001-12000

EMVELCO CORP.
 (Exact name of registrant as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1061 ½ N Spaulding Ave., West Hollywood, California 90046
(Address of principal executive offices)

+1 (323) 822-1750	+1 (323) 822-1784
Issuer’s telephone number	Issuer’s facsimile number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	5,608,681
(Class)	(Outstanding at May 20, 2008)

Transitional Small Business Disclosures Format (Check one): Yes ☐      No ☒

EMVELCO CORP.

EMVELCO CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$489,565	$369,576
Accounts receivable	217,809	218,418
Prepaid assets	765	---
Restricted cash, certificate of deposit (Note 3)	12,968,204	13,008,220
Intangible, debt discount on conversion option, current (Note 5)	195,266	195,266
Loan to Affiliated Party - Emvelco RE Corp (Note 4)	5,327,486	4,538,976

Total current assets	19,199,095	18,330,456

Fixed assets, net	28,908	32,425
Construction in progress	2,755,569	2,215,725
Intangible, debt discount on conversion option, net of current portion (Note 5)	646,120	694,936
Investment in land development (Note 6)	35,227,993	33,050,052
Goodwill (Note 9)	1,185,000	1,185,000
Total assets	$59,042,685	$55, 508.594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 7)	14,944,199	15,380,205
Due to related party	535,616	516,084
Secured bank loans (Note 3)	8,408,924	8,401,154
Note payable to AFG	1,660,000	---
Other current liabilities	305,520	305,520
Total current liabilities	25,854,259	24,602,963

Liability for escrow refunds	4,540,054	4,489,235
Fees due on closing	2,410,896	2,384,176
Convertible Note Payable to Third Party (Note 5)	2,221,066	2,277,633
Deferred taxes	880,007	812,711
Note Payable to Trafalgar	502,942	---
Other long term liabilities	2,224,652	1,919,964
Total liabilities	38,633,876	36,486,682

Commitments and contingencies (Note 9)
Minority interest in subsidiary’s net assets	9,438,510	6,145,474

Stockholders' equity
Common stock, $.001 par value - Authorized 35,000,000 shares; 5,889,074 shares
issued of which 5,108,681 and 4,609,181 shares are outstanding, respectively	5,109	4,609
Additional paid-in capital	53,790,032	53,281,396
Accumulated deficit	(41,131,419)	(38,289,630)
Accumulated other comprehensive income	424,796	(2,226)
Treasury stock - 1,280,393 Common shares, at cost	(2,118,219)	(2,117,711)
Total stockholders' equity	10,970,299	12,876,438

Total liabilities and stockholders' equity	$59,042,685	$55,508,594

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$-	$-

Cost of revenues	-	-

Operating expenses

Compensation and related costs	76,101	81,188
Consulting, professional and directors fees	2,641,649	209,071
Other selling, general and administrative expenses	285,311	75,162

Total operating expenses	3,003,060	365,421

Operating loss	(3,003,060)	(365,421)

Interest income	196,343	618,405
Interest expense	(104,491)	(56,851)
Other Income from securities net	---	6,378

Net (loss) income before minority interest	(2,911,208)	202,511

Less minority interest in loss of consolidated subsidiary	69,419	---

Net (loss) income	(2,841,789)	202,511

Other comprehensive income (loss)	427,022	-

Comprehensive income (loss)	(2,414,767)	202,511

Net income (loss) per share, basic and diluted	$(0.59)	$0.04

Weighted average number of shares outstanding, basic and diluted	4,797,055	5,083,950

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
	Number of		Paid-in	Accumulated	Income	Treasury	Stockholders'
	shares	Amount	Capital	Deficit	(Loss)	Stock	Equity
Balances, January 1, 2006	5,784,099	$5,784	$51,558,123	$(34,302,431)	$99,681	-	$17,361,157
Foreign currency translation loss	-	-	-	-	(94,142)	-	(94,142)
Compensation charge on share options and warrants issued to employees, directors and consultants	-	-	341,206				341,206
Issuance of shares to the President	104,975	105	325,500	-	-	-	325,605
Treasury stock	(476,804)	(476)	-	-	-	(994,884)	(995,360)
Net income for the year	-	-	-	6,912,591	-	-	6,912,591
Balances, December 31, 2006	5,412,270	$5,413	$52,224,829	$(27,389,840)	$5,539	$(994,884)	$23,851,057
Foreign currency translation loss					(7,765)		(7,765)
Compensation charge on share options and warrants issued to consultants			80,233				80,233
Treasury stock - Open Market	(180,558)	(181)	-	-	-	(288,636)	(288,817)
Treasury stock - Navigator Sale	(622,531)	(623)	-	-	-	(834,191)	(834,814)
Discount on Appswing Note Payable			976,334
Net loss for the period	-	-	-	(10,899,790)	-	-	(10,899,790)
Balances, December 31, 2007	4,609,181	$4,609	$53,281,396	$(38,289,630)	$(2,226)	$(2,117,711)	$12,876,438
Foreign currency translation loss					427,022		427,022
Compensation charge on share options and warrants issued to consultants			9,136				9,136
Treasury stock - Open Market	(500)					(508)	(508)
Issuance of shares	500,000	500	499,500				500,000
Net loss for the period				(2,841,789)			(2,841,789)
Balances, March 31, 2008	5,108,681	$5,109	53,790,032	(41,131,419)	424,796	(2,118,219)	$10,970,299

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net (loss) income	$(2,841,789)	$202,511
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	52,333	--
Share-based compensation expense	9,136	--
Change in minority interest of subsidiary’s net assets	3,293,036	--
Foreign exchange rate adjustment	427,022	--
Accrued interest, net	14,345	--
Net change in assets and liabilities
Accounts receivable	609	--
Prepaid assets	(765)	15,998
Restricted cash, certificate of deposit (Note 3)	40,016	(102,822)
Construction in progress	(539,844)	--
Accounts payable and accrued expenses	(436,006)	138,911
Other current liabilities	--	(191,475)
Liability for escrow refunds	50,819	--
Fees due on closing	26,720	--
Due to related party	19,532	--
Deferred income taxes	67,296	--
Other long term liabilities	304,688	--
Net cash provided by operating activities	487,148	63,123

Cash flows from investing activities:
Cash received from sale of discontinued operations - Navigator	--	3,200,000
Loan advances to ERC	(788,510)	(4,918,373)
Advances to affiliate - Micrologic	---	(100,000)
Investment in land development	(2,177,941)	--
Net cash used in investing activities	(2,966,451)	(1,818,373)

Cash flows from financing activities:
Proceeds from bank loans	39,800	2,755,000
Repayment of bank loans	---	(3,000,000)
Repayment of convertible note	(100,000)	--
Proceeds from Trafalgar note payable	500,000	--
Proceeds from issuance of stock	500,000	--
Payments to acquire treasury stock	(508)	(153,224)
Proceeds from AFG loan	1,660,000	--
Net cash provided by (used in) financing activities	2,599,292	(398,224)

Net decrease in cash and cash equivalents	119,989	(2,153,474)
Cash and cash equivalents, beginning of period	369,576	2,852,620
Cash and cash equivalents, end of period	$489,565	$699,146

Supplemental disclosure:
Cash paid for interest	$17,063	$56,851
Cash received for interest	108,193	618,405
Summary of non-cash transactions:
Accrued interest capitalized into Investment in real property	$212,856	$--
Treasury shares acquired in sale of subsidiary	--	834,191

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization and Business

Emvelco Corp. (“Emvelco”), formerly known as Euroweb International Corp., is a Delaware Corporation, which was incorporated on November 9, 1992. Emvelco and its consolidated subsidiaries are collectively referred to herein as the “Company”. The Company's authorized capital stock consists of 35,000,000 shares with a par value of $0.001 per share. As of March 31, 2008, there are 5,108,681 shares issued and outstanding.

The Company invests in real estate development, and in the financing of businesses through Emvelco RE Corp. (“ERC”) and its subsidiaries in the United States of America (“US”). The Company commenced operations in the investment real estate industry through the acquisition of an empty, non-operational, wholly-owned subsidiary, ERC, which was acquired in June 2006. Primary activity of ERC includes investment, development and subsequent sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies, directly or via majority or minority owned affiliates. The Company’s headquarters are located in West Hollywood, California.

On February 16, 2007, the Company entered into a Sale and Purchase Agreement (the “Navigator Agreement”) to sell a 100% of Navigator Informatika Rt. (“Navigator”), a wholly-owned subsidiary of the Company. For the year ended December 31, 2006, the operations of Navigator have been presented as discontinued operations in the Company’s consolidated financial statements (see Note 10). In 2006, the Navigator assets were examined for impairment and the net assets of Navigator were written down to fair value of $4,034,191. The resulting impairment charge was $5,598,438, which is presented in the financial statements in the income from discontinued operations in 2006.

On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the "TIHG Agreement") with ERC, ERC's principal shareholder TIHG and ERC's wholly owned subsidiary Verge. Pursuant to the TIHG Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the "ERC Shares") in ERC to TIHG to submit to ERC for cancellation and return to Treasury.

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

The transaction was closed on November 2, 2007. Upon closing, Verge and Sitnica became fully owned subsidiaries of AGL. The Company owns 40.2% as of March 31, 2008 and 58.3% as of December 31, 2008 of AGL and consolidates AGL’s results in these financial statements.

As a result of the transactions above, the Company’s ownership structure at March 31, 2008 was as follows:

•	40.2% of Atia Group Limited

•	10% of Micrologic

•	Atia Group Limited owns:
100% of Verge Living Corporation
100% of Sitnica

On May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC (“DCG”) and the members of Davy Crockett Gas Company, LLC (“DCG Members”). Pursuant to the DCG Agreement, the Company acquired and, the DCG Members sold, 100% of the outstanding securities in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air, California is a newly formed designated  LLC which holds certain development rights for gas drilling in Crockett County, Texas. (See Note13 - Subsequent Events)

2. Summary of Significant Accounting Policies

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

The consolidated financial statements include the accounts of Emvelco and the subsidiaries it controls. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity. The Company owns 58.3% of AGL as of December 31, 2007 and effective January 1, 2008 and upon full approval of DCG transaction 40.20% of AGL, and consolidates AGL’s results in these financial statements for the period from November 2, 2007 through December 31, 2007 and for the three months ended on March 31, 2008).

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Form 10K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Based on the transactions, which were closed on November 2, 2007, the Company owned 58.3% of Atia Group Limited (AGL) as of December 31, 2007 and 40.20% as of March 31, 2008 effective since January 1, 2008 per DCG agreement. Since the company is the primary beneficiary, the financial statements of AGL are consolidated into these financial statements.

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

Foreign currency translation

The Company considers the United States Dollar (“US Dollar” or "$") to be the functional currency of Emvelco and its subsidiaries, the owned subsidiary, AGL, which reports it’s financial statements in New Israeli Sheqel.(N.I.S) The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars.

For non-US subsidiaries that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at period-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the period. Translation adjustments are recorded in “Accumulated other comprehensive income” within stockholders’ equity.

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

The Company did not have any marketable securities within continuing operations for the three month period ended March 31, 2008 and the year ended December 31, 2007.

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

Equipment purchased under capital leases is stated at the lower of fair value and the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of leased equipment using the straight-line method over the shorter of estimated useful life and the lease term. During the three month period ended March 31, 2008 and the year ended December 31, 2007, the Company did not enter into any capital leases.

Recurring maintenance on property and equipment is expensed as incurred.

Any gain or loss on retirements and disposals is included in the results of operations in the period of the retirement or disposal. No retirements and disposals occurred for the period ended March 31, 2008 and year ended December 31, 2007 for the Company’s continuing operations.

Goodwill and intangible assets

Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of identifiable net assets acquired at the acquisition date. There was goodwill recorded in the transaction with AGL totaling $11.4 million in the fourth quarter of 2007.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the effect of dilutive potential common shares issuable upon exercise of stock options and warrants. There were no dilutive options and warrants for the three month periods ended March 31, 2008 and 2007.

Comprehensive income

Comprehensive income includes all changes in equity except those resulting from investments by and distributions to owners.

Business segment reporting

Based on the closing of the AGL transaction on November 2, 2007, the Company manages its continuing operations in two geographic locations, however both locations primarily manage the real estate development business and accordingly the Company has concluded that it has one operating segment, investment and real estate development.

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

The Company did not grant any share-based payments during the period ended March 31, 2008 and the year ended December 31, 2007.

The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the years ended December 31, 2007:

Categories of cost and expenses	Year ended December 31, 2007	Three months ended March 31, 2008

Compensation and related costs	$36,817	$4,568
Consulting, professional and directors fees	43,416	4,568
Total stock-based compensation expense	$80,233	$9,136

There was no expense related to options and warrants granted to consultants recorded in the year ended December 31, 2007 and the three months ended March 31, 2008 .

Recently Issued but Not Yet Adopted Accounting Standards

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141-R, “Business Combinations.” SFAS 141-R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141-R will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated the impact, if any, that SFAS 141-R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning October 1, 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

3. Lines of Credit and Restricted Cash

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

As of March 31, 2008, the outstanding balance on the line of credit including interest was $8,408,924 and the balance of the related certificate of deposit including interest was $8,428,149.

At March 31, 2008, the outstanding loan balances were as follows:

Project name	Bank name/financial institution	Principal Amount	Annual Interest Rate	Expiration

General financing (line of credit)	EastWestBank	$8,000,000	5.87%	2008
Total principal amounts of loans		$8,000,000
Less current portion		-
Long term portion of loans		$8,000,000

The Company’s debt repayment schedule, excluding interest, as of March 31, 2008 is due in full during 2008.

4. Loans to Emvelco RE Corp (ERC)

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bear interest at an annual rate of 12% and the line of credit has a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development. On November 2, 2007, the Company exercised the Verge option, thereby reducing the amount outstanding by $10 million. Additionally, the Verge option requires that the Company pays TIGH, the then parent of ERC, another $5 million when construction begins on the Verge Project. As of March 31, 2008, the Company has accrued and recorded that payment as a reduction to this loan receivable balance. As of March 31, 2008, the outstanding loan receivable balance is $5,327,486.

5. Convertible Notes Payable and Debt Discount

The Company recorded an intangible assets related to the discount on the issuance of debt (see Note 9 - Upswing Transaction - Commitments and Contingencies). The estimated value of the conversion feature is approximately $976,334, and will be reported as interest expense over the anticipated repayment period of the debt. As of March 31, 2008, the unamortized debt discount intangible asset is $841,386 to be amortized over the life of the loan. The amount of $195, 266 represents the current portion to be expensed in 2008. As of March 31, 2008, the outstanding balance for the notes payable to the third party is $2,221,066 including interest.

6. Investment in land Developments

As of March 31, 2008, the Company’s subsidiary, AGL, owns 100% of the shares of Verge Living Corporation (Verge). Verge holds title to 11 adjacent lots in Las Vegas, Nevada and intends to develop approximately about 296 (number of units may be changed due to realignment of the design) condominiums plus commercial retail in down town Las Vegas. Construction is planned to commence during 2008, subject of obtaining financing and a construction permit from the City of Las Vegas.

Below are the addresses of said lots (“Real Property”):

604 N Main Street, Las Vegas, NV 89101
634 N Main Street, Las Vegas, NV 89101
601 1st Street, Las Vegas, NV 89101
603 1st Street, Las Vegas, NV 89101
605 1st Street, Las Vegas, NV 89101
607 1st Street, Las Vegas, NV 89101
625 1st Street, Las Vegas, NV 89101
617 1st Street, Las Vegas, NV 89101
701 1st Street, Las Vegas, NV 89101
703 1st Street, Las Vegas, NV 89101
705 1st Street, Las Vegas, NV 89101

As of March 31, 2008, the Company’s subsidiary, AGL, owns 100% of the shares of Sitnica d.o.o. Sitnica holds title to 25 adjacent plots of land in Samobor, Croatia. The aggregate land is approximately 74.7 thousand square meters and was appraised for $17,299,230. The appraisal was performed by an independent professional appraisal firm in Israel and is based on fair value on July 11, 2007. The fair value was based on comparing market values of similar real estate which have similar characteristics in the Croatia market. Also, there are no lease agreements on the land and the property was evaluated as one lot.

As at 31 March 2008, the contractual rights of the subsidiary in these assets included the following rights in land in Samobor, Croatia:

Detail - Lot Number	Sq.m.

3782	1,574
3783	1,965
3780	1,554
3783	1,965
3777	5,927
3778	6,289
3779	6,992
3723	3,257
3724/1	3,227
3724/2	3,007
3722/2	3,420
3732/1	2,454
3743	1,664
3740	2,604
3737	3,038
3738	1,562
3742	1,612
3731	5,224
3744	2,588
3726	899
3727/2	714
3727/1	1,947
3737	3,038
3738	1,562
3776	6,618
74,701

The following table summarizes the carrying values of the investment in land development as of March 31, 2008:

Investment in Land Development - Verge	$15,805,895
Investment in Land Development - Sitnica	19,422,098
Investment in Land Development - Total for AGL	$35,227,993

7. Accounts payable and accrued expenses

Amounts payable to the sellers of the Sitnica land are included in accounts payable and accrued expense. Pursuant to the Upswing Agreement, AP Holdings, a related party, paid 10% of the agreed amount of the land. The Company paid AP Holdings the amount due from the Upswing agreement, however Sitnica still owes the sellers of the land the remaining 90% as well as 5% of the cost of the land is due to the tax authorities for a purchase land local tax amounting to $13,682,394 as of March 31, 2008.

8. Dispositions

Completed sale of Navigator

On February 16, 2007, the Company entered into a Sale and Purchase Agreement (the “Navigator Agreement”) with third parties: Marivaux Investments Limited (“MIL”) and Fleminghouse Investments Limited (“FIL” and collectively with MIL, the “Buyers”). Pursuant to the Navigator Agreement, the Company sold 100% of the Company’s interest in Navigator (a wholly-owned subsidiary of the Company) for $4,034,191 consisting of $3,200,000 in cash and 622,531 shares of the Company’s common stock, excluding estimated transaction costs, success fees and a guarantee provision of approximately $124,000. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company canceled the Emvelco common stock acquired during the disposition.

The sale of Euroweb Slovakia, Euroweb Hungary, Euroweb Romania, and Navigator all met the criteria for presentation as a discontinued operation under the provisions of SFAS 144, and therefore amounts relating to Euroweb Slovakia, Euroweb Hungary, Euroweb Romania and Navigator have been reclassified as discontinued operations for all periods presented.

9. Commitments and Contingencies

(a) Employment Agreements

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

Effective July 1, 2006, Verge entered into a non written year employment agreement with Darren C Dunckel as the President of the Company which commenced on July 11, 2006 and provides for annual compensation in the amount of $120,000, the employment expense which was capitalized related to such agreement was $120,000 for the year ended December 31, 2007, and $30,000 was recorded and capitalized into Investment in Land Development for the three month period ended March 31, 2008

(b) Construction Loans

During 2007, the Company entered into several loan agreements with different financial institutions in connection with the financing of the different real estate projects (see Note 3).

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

 (d) Lease Agreements

Future minimum payments of obligations under operating leases at March 31, 2008 are as follows:

2008	2009	2010	2011	2012		Thereafter
$92,400	$92,400	$26,400	$13,200	$	---	$	---

(e) Legal Proceedings

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

(f) Navigator Acquisition - Registration Rights

The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. As March 31, 2008, the Company was in default of said agreement and therefore made a provision for compensation for $150,000 to represent agreed upon final compensation to Navigator.

(g) Indemnities Provided Upon Sale of Subsidiaries

On April 15, 2005, the Company sold Euroweb Slovakia. According to the securities purchase contract (the “Contract”); the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties, or obligations as set in the Contract up to an aggregate amount of $540,000. The buyer shall not be entitled to make any claim under the Contract after the fourth anniversary of the date of the Contract. No claims have been made to-date. At March 31, 2008 the Company accrued $35,000 as the estimated fair value of this indemnity.

On May 23, 2006, the Company sold Euroweb Hungary and Euroweb Romania. According to the share purchase agreement (the “SPA”), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties or obligations as provided for in the SPA. The Company shall not incur any liability with respect to any claim for breach of representation and warranty or indemnity, and any such claim shall be wholly barred and unenforceable unless notice of such claim is served upon Emvelco by buyer no later than 60 days after the buyer’s approval of Euroweb Hungary and Euroweb Romania’s statutory financial reports for the fiscal year 2006, but in any event no later than June 1, 2007. In the case of Clause 8.1.6 (Taxes) or Clause 9.2.4 of SPA, the time period is five years from the last day of the calendar year in which the closing date occurs. No claims have been made to date. At March 31, 2008, the Company has accrued $201,020 as the estimated fair value of this indemnity.

(h) Sub-Prime Crisis

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

(i) Israeli Tax Authority issued a notification

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

(j) Agreement between Owner and Owner's Representative

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

10. Stockholders’ Equity

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

In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group acts as agent for our stock repurchase program. As of March 31, 2008, the Company held 657,862 treasury shares.

There were no options or warrants exercised in the three month period ended March 31, 2008 and year ended December 31, 2007

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

On March 30, 2008, the Company raised $200,000 from the private offering of Private Placement Memorandum ("PPM"). The private placements were for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years (for 200,000 Company common stock), and additional 200,000 warrants to be exercised at $2.00 for four years (for 200,000 Company common stock). Said Warrants may be exercised to common shares of the Company only if the Company issues subsequent to the date of this PPM, 25,000,000 (twenty five million) or more shares of its common stock. The money raised from the private placement of the Company’s shares will be used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia did not participate in the board meeting which approved this PPM.

11. Stock Option Plan and Employee Options

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

As of March 31, 2008 and December 31, 2007 and 2006, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the period ended March 31, 2008 and the year ended December 31, 2007.

The following table summarizes information about shares subject to outstanding options as of December 31, 2007, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
100,000	$4.21	$4.21	1.79	100,000	$4.21
30,000	$4.78	$4.78	2.32	30,000	$4.78
200,000	$3.40	$3.40	3.31	150,000	$3.40

330,000	$3.40-4.78	$3.77	2.66	280,000	$3.84

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

12. Treasury Stock

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

As of March 31, 2008, the Company held 1,280,393 treasury shares.

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

13. Subsequent events

On April 29, 2008, the Company entered into Amendment No. 1 ("Amendment No. 1") to that certain Share Exchange Agreement between the Company and Trafalgar Capital Specialized Investment Fund, ("Trafalgar"). Amendment No. 1 states that due to the fact that the Israeli Securities Authority ("ISA") delayed the issuance of the Implementation Shares issuable from the Atia Group to Trafalgar, that the Share Exchange Agreement shall not apply to 69,375,000 of the Implementation Shares issuable under the CEF. All other terms of the Share Exchange Agreement remain in full force and effect.

On May 1, 2008, Emvelco Corp. (the "Company") entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC (“DCG”) and the members of Davy Crockett Gas Company, LLC (“DCG Members”). Pursuant to the Agreement, the Company acquired and, the DCG Members sold, 100% of the outstanding securities in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air, California is a newly formed designated  LLC which holds certain development rights for gas drilling in Crockett County, Texas.

In consideration for 100% of the outstanding securities in DCG, the Company issued the DCG Members promissory notes in the aggregate amount of $25,000,000 payable together with interest in May 2010 (the “DCG Notes”). Additional $5,000,000 in DCG Notes are issuable upon each of the first through fifth wells going into production. Further, the DCG Members may be entitled to receive additional DCG Notes up to an additional amount of $200,000,000 (the “Additional DCG Notes”) subject to the revenue generated from the land rights held by DCG located in Crockett County, Texas less concession fees and taxes. The principal amount of Additional DCG Convertible Notes to be issued shall be determined by subtracting $50,000,000 from the product of DCG’s gross revenue by .50. The conversion price for the Additional Convertible Notes will be the Company’s market price, which is the 90 day average closing price prior to the anniversary.

The DCG Notes bear interest of 8% and are convertible into shares of common stock, subject to shareholder approval, at $1.00 per share. If the shareholders of the Company do not authorize providing the DCG Members with the ability to convert the DCG Notes or if the DCG Members elect to not convert the DCG Notes, regardless of whether shareholder approval is obtained, the Company will be forced to pay all amounts owed under the DCG Notes in May 2010 in cash.

C. Properties Ltd., a Barbados company (the “Advisor”) shall be paid a fee for rendering consulting services in connection with this transaction (the “Advisor’s Fee”). The Advisor’s Fee is be the greater of (i) five percent (5%) of the dollar value of the DCG Notes and the Additional DCG Notes issued to the DCG Members not to exceed $12,500,000 or (ii) $10,000,000; which is to be paid by the Company. The Advisor has agreed that in lieu of cash payment it will receive shares of stock of the Atia Group Ltd. (the “Atia Shares”) of which 200,000,000 shares were transferred by the Company to the Advisor at Closing effective as of January 1, 2008, 200,000,000 shares were transferred by the Company to the Advisor upon the first DCG well going into production, 200,000,000 shall be transferred by the Company to the Advisor upon the second DCG well going into production and 134,060,505 shares shall be transferred by the Company to the Advisor upon the third DCG well going into production. In addition, upon a fourth DCG well going into production, the Company shall transfer an additional 50,366,671 shares of Atia Group Ltd.

During the first and second quarters of 2008, Sitnica advanced approximately Euro 1.2 million to the Land Sellers, as well as paid in full the purchase tax on said land. Sitnica borrowed the needed funds from Mr. Shalom Atia as a loan which bears no interest.

On April 25, 2008, a certain consultant, who was disengaged by the Company, recorded liens on the property amounting over $1.2 million dollars without submitting documentation to proof his demands. On May 7, 2008, the consultant noticed the Company about his intention to record additional liens amounting to $7.35 million dollars. The Company position is that said consultant caused damages that might jeopardize the entire project, and therefore the Company may file a complaint against the consultant.

On May 13, 2008, AGL, of which the Company is a principal shareholder, notified the Company that AGL is in the advanced stages of negotiations in entering into an agreement with PORR Solutions, an Austrian company ("PORR"), whereby PORR will acquire half of AGL's ownership interest in Sitnica d.o.o., a Croatian company and currently a 100% wholly owned subsidiary of AGL ("Sitnica"). Sitnica holds title to development properties in Samobor (the "Properties"). PORR will also assist in obtaining financing to pay off certain of Sitnica's purchase financing debt held by the seller of the Properties.

On May 6, 2008 the Company issued 500,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2008, the Company and its subsidiaries have four projects in development as follows:

(a)	Verge project

On June 19, 2006, ERC entered into the Investment Agreement with Verge, pursuant to which ERC, within its sole discretion, has agreed to provide secured loans to Verge not to exceed the amount of $10,000,000. The loan is secured via first trust deed as well as Lender ALTA title policy for $10,000,000. Verge is an asset company developing the Verge Property, consisting of real property in downtown Las Vegas, Nevada, where it intends to build up to 296 condominiums (number of units may be changed due to realignment and redesign) plus commercial space. Verge obtained entitlements to the Verge Property, and has advised that it expects to break ground in 2008. Sales commenced during 2007. Each loan provided to Verge is due on demand or upon maturity on January 14, 2008. The Company and Verge agreed to extend the term of the agreement until funds are available for repayment, which is expected in the year ending December 31, 2008. Interest continues to accrue at 12% per annum. All loans are secured by a first deed of trust, assignment of rents and security agreement with respect to the property, along with ALTA (American Land Title Association) title policy. If ERC requests that the funds be paid on demand prior to maturity, then Verge shall be entitled to reduce the amount requested to be prepaid by 10%. The 10% discount will be paid to Verge in the form of shares of common stock of Emvelco, which will be computed by dividing the dollar amount of the 10% discount by the market price of Emvelco’ S shares of common stock. The terms of the loans require that ERC to be paid-off the greater of (i) the principal including 12% interest per annum or (ii) 33% of all gross profits derived from the Property. During the first quarter the Company borrowed $1,660,000 from a third party, for the benefit of Verge, and subordinate accordingly the Company security to said third party up too the amount it borrowed.

Said line of credit granted by the Company to Verge was increased via an Amendment to the Investment Agreement up to $20 Million with the same original terms.

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

As of March 31, 2008, Verge is a wholly owned subsidiary of the Company’s majority owned subsidiary, the Atia Group Limited (“AGL”). The Company owns 40.20 of the outstanding stock of AGL (50.83% as of December 31, 2007).

(b)	Sitnica d.o.o.

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

The Company, formed and organized 610 N. crescent Heights, LLC, a California limited liability company (the "CH LLC") on August 13, 2007 as wholly owned subsidiary to purchase and develop that certain property located at 610 North Crescent Heights, Los Angeles, California 90048 (the "CH Property"). The CH Property was acquired for $900,000 not including closing costs. On November 13, 2007 the CH LLC finalized a construction loan with East West Bank of $1,440,000. The CH Property is completed and is listed for sale.

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

The Company operates in financial investment and investments in real estate development for subsequent sales, Investment and Financing Activities, directly or through its subsidiaries currently in the USA and Croatia.

Acquisitions

Acquisition of AGL

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

Said transaction was closed on November 2, 2007. Upon closing, Verge became a fully owned subsidiary of AGL and the Company owns 40.20% of AGL and consolidates AGL’s results in the financial statements.

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

(c) On May 1, 2008, the Company entered into the DCG Agreement with DCG and the DCG Members. Pursuant to the DCG Agreement, the Company acquired and, the DCG Members sold, 100% of the outstanding securities in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air, California is a newly formed designated  LLC which holds certain development rights for gas drilling in Crockett County, Texas..

(d) Subject to obtaining adequate financing and actual consuming of DCG transaction, the Company anticipates that it will be spending approximately $20,000,000 over the next 12 month period pursuing its stated plan of investment operation, subject of obtaining financing on acceptable terms. The Company’s present cash reserves are not sufficient for it to carry out its plan of operation without substantial additional financing. The Company is currently attempting to arrange for financing through mezzanine arrangements, debt or equity that would enable it to proceed with its plan of investment operation.

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

The Company’s primary source of liquidity came from divesting its ISP business in Central Eastern Europe, which was concluded on May 2006, when it completed the disposal of Euroweb Hungary and Euroweb Romania to Invitel. In February 2007, the Company closed the disposal of Navigator, which added approximately $3.2 million net of cash to its internal source of liquidity.

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

Effective July 1, 2006, Verge entered into a non written year employment agreement with Darren C Dunckel as the President of the Company which commenced on July 11, 2006 and provides for annual compensation in the amount of $120,000, the employment expense which was capitalized related to such agreement was $120,000 for the year ended December 31, 2007, and $30,000 was recorded and capitalized into Investment in Land Development for the three month period ended March 31, 2008.

During 2007 the Company and ERC entered into several loan agreements with different financial institutions in connection with the financing of the different real estate projects.

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

Results of Operations

Three Months Period Ended March 31, 2008 Compared to Three Months Period Ended March 31, 2007

The consolidated statements of operations for the periods ended March 31, 2008 and 2007 are compared in the sections below :

Three months ended March 31,	2008	2007
Total revenues	$--	$--

The Company did not recognize revenues as based on its accounting policy sales did not occurred during these first quarters. The Company closed all sales of three properties during the third quarter of 2007.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the three months ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007
Total cost of revenues	$--	$--

The Company did not recognize costs of sales as based on its accounting policy sales did not occurred during these first quarters. The Company closed all sales of three properties during the third quarter of 2007.

Compensation and related costs

The following table summarizes compensation and related costs for the three months ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007
Compensation and related costs	$76,101	$81,188

Overall compensation and related costs decreased by 6.26%, or $5,087 primarily due to the sales of our European activities decrease materially our compensation and related costs.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the three months ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007
Consulting, director and professional fees	$2,641,649	$209,071

Overall consulting, professional and director fees increased by 126.35%, or $2,432,578, primarily as the result of a fee charge of $2,342,812 to C. Properties - as a fee associate with DCG transaction and increase in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee over last period.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007
Other selling, general and administrative expenses	$285,311	$75,162

Overall, other selling, general and administrative expenses increased by 379.59%, or $210,149, primarily attributable to the acquisition of AGL and incurring costs in lieu overall expenses of AGL.

Interest income and expense

The following table summarizes interest income and expense for the three months ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007
Interest income	$196,344	$618,405
Interest expense	$(104,491)	$(56,851

The decrease in interest income is attributable to the Company investing strategy pending establishment of the real estate development business, as well as loans Verge, together with capitalized 10 million dollars into Verge equity as part of the AGL transaction, which reduced materially the amounts entitled to interest income. The increase in interest expense is due to the increase line of credits as well as short time borrowing outstanding during the three months ended March 31, 2008.

Liquidity and Capital Resources

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months.

As of March 31, 2008, our cash, cash equivalents and marketable securities were $489,565, an increase of approximately $119,989 from the end of fiscal year 2007. The increase in our cash, cash equivalents and marketable securities is the result of our investment policy.

Cash flow provided by/(used in) operating activities for the three months ended March 31, 2008 and 2007 was $487,148 and $63,123, respectively. The change is primarily due to a large net loss in the three month period ended March 31, 2008 of approximately $2.8 million, which was offset by $3.3 million representing a change in minority interest of a subsidiary’s net assets.

Cash flow provided by/(used in) investing activities for the three months ended March 31, 2008 and 2007 was $(3.0) million and $(1.8) million, respectively. The change was primarily due to the investment in land development in 2008 of approximately $2.1 million as well as a reduction in loan advances to ERC.

Cash provided by/(used in) financing activities was approximately $2.6 million for the three months ended March 31, 2008 and $(0.4) million for the three months ended March 31, 2007. This increase is due to increased funding from AFG loans for approximately $1.7 million, Trafalgar loans for approximately $0.5 million, and stock issuance for $0.5 million.

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months.

The Company holds restricted Certificates of Deposit (CD’s) with the Bank to access a revolving line of credit. These deposits are interest bearing and approximated $8.4 million as of March 31, 2008. On November 8, 2007, the lines of credits were increased and extended as the following: $4,180,000 until October 16, 2008 and $4,229,000 until September 1, 2008. Both lines bear interest of 5.87% and are secured by restricted cash deposited in CD’s with the bank.

In the event the Company makes future acquisitions or investments, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may consider the sale of non-strategic assets.

Inflation and Foreign Currency

The Company maintains its books in local currency: Kuna for Sitnica, N.I.S for AGL and US Dollars for the Parent Company registered in the State of Delaware.

The Company’s operations are primarily in the United States through its wholly owned subsidiaries. Some of the Company’s customers are in Croatia. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies, primarily the Croatian Kuna, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

Effect of Recent Accounting Pronouncements

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141-R, “Business Combinations.” SFAS 141-R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141-R will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated the impact, if any, that SFAS 141-R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning October 1, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4. Controls and Procedures

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq. ) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

Changes in Internal Controls over Financial Reporting.   There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this report.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2006, the Company's Board of Directors approved a program to repurchase (the “Repurchase Program”), from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group is acting as agent for our stock repurchase program. As of March 31, 2008, the Company acquired 1,280,693 shares of its common stock at a cost of $2,118,219.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits (numbers below reference Regulation S-B, Item 601)

(3) 1.1	Certificate of Incorporation filed November 9, 1992(1)

2	Amendment to Certificate of Incorporation filed July 9, 1997(2)

3	Restated Certificate of Incorporation filed May 29, 2003

4.4	Restated By-laws (filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004)

(10) 1	Shares Purchase Agreement between PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company, and Emvelco Corp., a Delaware corporation (3)

(10) 2	Guaranty by Emvelco International Corp., a Delaware corporation, in favor of PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company (3)

(10) 3
Shares Purchase Agreement between Vitonas Investments Limited, a Hungarian corporation, Certus Kft., a Hungarian corporation, Rumed 2000 Kft., a Hungarian corporation and Emvelco International Corp., a Delaware corporation, dated as of February 23, 2004. (4)

(10) 4	Share Purchase Agreement by and between Emvelco International Corp. and Invitel Tavkozlesi Szolgaltato Rt. (5)

(10) 5	Investment Agreement, dated as of June 19, 2006, by and between EWEB RE Corp. and AO Bonanza Las Vegas, Inc. (6)

(10) 6	Sale and Purchase Agreement, dated as of February 16, 2007, by and between Emvelco Corp. and Marivaux Investments Limited (7)

(10) 7	Stock Transfer and Assignment of Contract Rights Agreement, dated as of May 14, 2007 among Emvelco Corp., Emvelco RE Corp., The International Holdings Group Ltd., and Verge Living Corporation (8)

(10) 8	Memorandum of Understanding, dated as of May 31, 2007, among Emvelco Corp., Emvelco RE Corp., and Yossi Attia

(10).9	Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated May 1, 2008 (9)

(10).10	Form of Convertible Note dated May 1, 2008 (9)

(31) 1	Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of EMVELCO Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) 2	Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of EMVELCO Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5) Filed as an exhibit to Form 8-K on December 21, 2005.

(6) Filed as an exhibit to Form 8-K on June 23, 2006

(7) Filed as an exhibit to Form 8-K on February 20, 2007

(8) Filed as an exhibit to Form 8-K on May 16, 2007

(9) Filed as an exhibit to the Form 8K Current Report filed May 7, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California, on May 20, 2008.

EMVELCO CORP.

By:	/s/ Yossi Attia
Yossi Attia
Chief Executive Officer and Principal Financial Officer