Form 10-Q
period 2008-06-30
EMVELCO CORP.
filed 2008-08-19
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 001-12000

EMVELCO CORP.
 (Exact name of registrant - registrant as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10990 Wilshire Blvd., Suite 1220, Los Angeles, CA 90024
(Address of principal executive offices)

+1 (310) 473-0853	+1 (310) 473-4970
Issuer’s telephone number	Issuer’s facsimile number

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	81,975,213
(Class)	(Outstanding at August 19, 2008)

Transitional Small Business Disclosures Format (Check one): Yes ☐ No ☒

EMVELCO CORP.

EMVELCO CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$541,405	$369,576
Accounts receivable	---	218,418
Restricted cash, certificates of deposit (Notes 3, 15)	8,471,653	13,008,220
Loan to Affiliated Party - Emvelco RE Corp. (Note 4)	---	4,538,976
Loan to Affiliated Party- Verge Living Corporation	694,898	---
Intangible, debt discount on conversion option, current (Notes 5, 15)	195,266	195,266
Real Estate Investments - For Sale (Note 6)	---	2,215,725
Gas rights on real property (Note 16)	450,000	---
Total current assets from continued operations	10,353,222	20,546,181
Total current assets from discontinued operations (Note 8)	3,315,740	---
Total current assets	13,668,962	20,546,181

Fixed assets, net	---	32,425
Intangible, debt discount on conversion option, net of current portion (Note 5)	597,302	694,936
Investment in land development	---	33,050,052
Goodwill	49,990,000	1,185,000
Total assets	$64,256,264	$55, 508.594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	412,599	15,380,205
Due to related party	1,181,608	516,084
Secured bank loans (Notes 3, 15)	8,419,147	8,401,154
Other current liabilities	480,520	305,520
Total current liabilities from continued operations	10,493,874	24,602,963
Total current liabilities from discontinued operations (Note 8)	2,558,095	---
Total current liabilities	13,051,969	24,602,963

Liability for escrow refunds	---	4,489,235
Fees due on closing	---	2,384,176
Convertible Note Payable to Third Party (Notes 5, 15)	2,150,356	2,277,633
Deferred taxes	---	812,711
Due to former members of DCG	1,037,904	---
Other long term liabilities	---	1,919,964
Total liabilities	16,240,229	36,486,682

Commitments and contingencies (Note 9)
Minority interest in subsidiary’s net assets	525,000	6,145,474

Stockholders' equity (Note 10)
Preferred stock, $.001 par value - Authorized 5,000,000 shares; 100,000 shares issued and outstanding at June 30, 2008	100	---
Common stock, $.001 par value - Authorized 35,000,000 shares; 6,956,181 and 4,609,181 shares are outstanding, respectively	6,956	4,609
Additional paid-in capital	105,918,045	53,281,396
Accumulated deficit	(56,310,538)	(38,289,630)
Accumulated other comprehensive income	(2,226)	(2,226)
Treasury stock - 1,282,893 and 1,279,893 common shares, at cost, respectively	(2,121,302)	(2,117,711)
Total stockholders' equity	47,491,035	12,876,438

Total liabilities and stockholders' equity	$64,256,264	$55,508,594

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
	Six months ended		Three months ended
	June 30		June 30
	2008	2007	2008	2007

Revenues	---	---	---	---

Cost of revenues (Exclusive of depreciation and amortization shown separately below)	---	---	---	---

Operating expenses
Compensation and related costs	184,384	238,546	108,283	157,358
Consulting, directors, professional fees and provisions	12,094,484	430,684	1,922,998	221,613
Other selling, general and administrative expenses	137,835	203,430	75,115	128,268
Software development expense	---	98,900	---	98,900
Total operating expenses	12,416,703	971,560	2,106,396	606,139
Operating loss	(12,416,703)	(971,560)	(2,106,396)	(606,139)

Interest income	356,615	889,175	216,390	270,770
Interest expense	(811,960)	(137,329)	(707,469)	(80,478)
Net interest income (expense)	(455,345)	751,846	(491,079)	190,292

Other income	---	13,899	---	7,521
Bad debt expense	(5,148,860)	---	(5,148,860)	---

Net Loss from continued operations	(18,020,908)	(205,815)	(7,746,335)	(408,326)

Income from continued operations	---	---	---	---

Net loss	(18,020,908)	(205,815)	(7,746,335)	(408,326)

Other comprehensive (loss) income	---	---	---	---

Comprehensive Loss	(18,020,908)	$(205,815)	(7,746,335)	$(408,326)

Net income (Loss) per share, basic and diluted	$(3.46)	$(0.04)	$(1.38)	$(0.09
Weighted average number of shares outstanding, basic and diluted	5,203,590	4,862,553	5,607,928	4,646,023
See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Comprehensive		Total
	Number of		Number of		Paid-in	Accumulated	Income	Treasury	Stockholders'
	shares	Amount	shares	Amount	Capital	Deficit	(Loss)	Stock	Equity
Balances, January 1, 2007			$5,412,270	$5,413	$52,224,829	$(27,389,840)	$5,539	$(994,884)	$23,851,057
Foreign currency translation loss							(7,765)		(7,765)
Compensation charge on share options and warrants issued to consultants					80,233				80,233
Treasury stock - Open Market			(180,558)	(181)	-	-	-	(288,636)	(288,817)
Treasury stock - Navigator Sale			(622,531)	(623)	-	-	-	(834,191)	(834,814)
Discount on Appswing Note Payable					976,334				976,334
Net loss for the period			-	-	-	(10,899,790)	-	-	(10,899,790)
Balances, December 31, 2007			4,609,181	$4,609	$53,281,396	$(38,289,630)	$(2,226)	$(2,117,711)	$12,876,438
Compensation charge on share options and warrants issued to consultants					1,838,074				1,838,074
Treasury stock - Open Market			(3,000)	(3)				(3,591)	(3,594)
Issuance of shares - preferred	100,000	100			49,999,900				50,000,000
Issuance of shares - common			2,350,000	2,350	798,675				801,025
Net loss for the period						(18,020,908)			(18,020,908)
Balances, June 30, 2008	100,000	100	6,956,181	$6,956	$105,918,045	$(56,310,538)	$(2,226)	$(2,121,302)	$47,491,035

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Operating activities from continuing operations	(687,817)	(1,113,019)

Net cash provided by (used in) operating activities	(687,817)	(1,113,019)

Cash flows from investing activities:
Cash proceeds received from Vortex Ocean 1 member	525,000	---
Cash proceeds received from former DCG members	10,000	---
Cash received from sale of discontinued operations - Navigator	---	3,200,000
Loan advances to ERC	(701,085)	(7,360,021)
Purchase of patents	---	(4,347)

Net cash used in investing activities	(166,085)	(4,164,368)

Cash flows from financing activities:
Proceeds from secured bank loans	17,993	5,811,261
Repayment of bank loans	---	(3,000,000)
Proceeds from related party	410,307	---
Principal payments on loans payable	(200,000)	---
Payments to acquire treasury stock	(3,594)	(289,439)
Proceeds from issuance of stock	801,025	---

Net cash used in financing activities	1,025,731	2,521,822

Net decrease in cash and cash equivalents	171,829	(2,755,565)
Cash and cash equivalents, beginning of period	369,576	2,826,533
Cash and cash equivalents, end of period	541,405	70,968

Supplemental disclosure:
Cash paid for interest	(4,725)	(137,329)
Cash received for interest	216,271	889,175

Summary of non-cash transactions:
Treasury shares acquired in sale of subsidiary	---	834,191

See accompanying notes to condensed consolidated financial statements.

EMVELCO CORP.
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization and Business

Emvelco Corp., formerly known as Euroweb International Corp., is a Delaware Corporation, which was incorporated on November 9, 1992 (“Emvelco”). Emvelco and its consolidated subsidiaries are collectively referred to herein as the “Company”. The Company's authorized capital stock consists of 400,000,000 common shares with a par value of $0.001 per share (as of June 30, 2008 35,000,000 were authorized capital stock), and 5,000,000 preferred stocks. As of June 30, 2008, there are 6,959,181 common shares issued and outstanding with a par value of $0.001 per share and 100,000 preferred stocks with value of $500 per share.

Through December 31, 2008, the Company invested in the development real estate development, and in the financing businesses through Emvelco RE Corp. (“ERC”) and its subsidiaries in the United States of America (“US”) and in Europe. The Company commenced operations in the investment real estate industry through the acquisition of an empty, non-operational, wholly-owned subsidiary, ERC, which was acquired in June 2006. Primary activity of ERC includes investment, development and subsequent sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies, directly or via majority or minority owned affiliates. The Company’s headquarters are located in Los Angeles, California. In 2008, the Company changed its business model to focus on the gas and oil industry, which was approved by its shareholders.

Based on series of agreements commonly known as “reverse merger” which were formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and its members ("DCG Members"). Pursuant to the DCG Agreement, the Company acquired and the DCG Members sold, 100% of the outstanding securities in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air, California. As a newly formed designated LLC, DCG holds certain development rights for gas drilling in Crockett County, Texas. DCG has entered into the final DCG Agreement with the Company, which provided that the members sold all of their membership units to the Company in exchange for 50 million preferred shares of the Company. The sales price was $50 million, as calculated by the 50 million shares at an agreed price of $1.00.

The Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce and more effectively manage its regulatory and administrative costs, and to enable Company management to better focus on its business of developing the natural gas drilling rights recently acquired in connection with the acquisition of DCG.
As a result of the series of these reverse merger transactions described above, the Company’s ownership structure at June 30, 2008 is as follows:

100% of DCG
50% of Vortex Ocean One, LLC
7% of Micrologic - for future sale
100% of 610 N. Crescent Heights, LLC and 50% of 13059 Dickens, LLC - both properties for sale

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

DCG, a wholly owned subsidiary is a limited liability company and was organized in Nevada on February 22, 2008. The Company's members’ capital accounts consist of 10,000 units. As of June 30, 2008, 10,000 member’s units are issued and outstanding. DCG has obtained drilling rights from a third party in Wolfcamp Canyon Sandstone Field in West Texas and intends to enter the natural gas production & exploration, drilling, and extraction business. DCG has the option to purchase rights on up to 180 in-fill drilling locations on about specific 3,600 acres, based on a 20 acres spacing. The field was first developed in the 1970s on a 160 acre well spacing and was later reduced based on a small radius of the wells drainage. The spacing has subsequently been reduced to 40 acres, 20 acres, and 10 acres accordingly. DCG’s drilling program is based on 20 acres spacing.

DCG has obtained a reserve evaluation report from an independent engineering firm, which classifies the gas reserves as “proven undeveloped”. According to the independent well evaluation, each well contains approximately 400 MMCF (400,000 cubic feet) of recoverable natural gas.

2. Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Form 10K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Based on the transactions, which were closed on November 2, 2007, the Company owned 58.3% of Atia Group Limited (AGL) as of December 31, 2007. This interest was divested as of effective January 1st, 2008 upon completion of the DCG transaction,- reverse merger. Since the company is the primary beneficiary through December 31, 2007, the financial statements of AGL are consolidated into these financial statements. However, as of January 1, 2008, the balance sheet and results of operations of AGL are not consolidated into these financial statements. The Company previously issued interim financial statements dated as of March 31, 2008 and for the three month period ending March 31, 2008. Those financial statements included the consolidation of the AGL. In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, the Company disclosed the accounting change results in financial statements that are, in effect, the statements of a different reporting entity. The change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods (see Note 13). As of and for the periods ending June 30, 2008, the balance sheets and results of operations of DCG, 610 Crescent Heights, LLC, Dickens LLC and Vortex Ocean One, LLC are consolidated into these financial statements.

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

Foreign currency translation

The Company considers the United States Dollar (“US Dollar” or "$") to be the functional currency of the Company and its subsidiaries, the prior owned subsidiary, AGL, which reports it’s financial statements in New Israeli Sheqel.(“N.I.S”) The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars.

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

The Company did not have any marketable securities within continuing operations for the six month period ended June 30, 2008.

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

Equipment purchased under capital leases is stated at the lower of fair value and the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of leased equipment using the straight-line method over the shorter of estimated useful life and the lease term. During the six month period ended June 30, 2008 and the year ended December 31, 2007, the Company did not enter into any capital leases.

Recurring maintenance on property and equipment is expensed as incurred.

Any gain or loss on retirements and disposals is included in the results of operations in the period of the retirement or disposal. No retirements and disposals occurred for the period ended June 30, 2008 and year ended December 31, 2007 for the Company’s continuing operations.

Goodwill and intangible assets

Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of identifiable net assets acquired at the acquisition date. There was goodwill recorded in the transaction with AGL totaling $1.2 million as of December 31, 2007. Since this subsidiary was divested as of January 1, 2008 in compliance with the C Properties Agreement, this goodwill was impaired during the first quarter of 2008 and presented as a consulting, director and professional fees in the P&L. As a result of the acquisition of DCG, the Company recorded Goodwill for a total of $49,990,000 as the former members of DCG were given conversion rights under the preferred stock arrangement for 50,000,000 common shares at a $1.00 price per share less the contribution of $10,000.

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

Intangible assets that have finite useful lives, whether or not acquired in a business combination, are amortized over their estimated useful lives, and also reviewed for impairment in accordance with SFAS 144. On July 22, 2007, the Company entered into a $2 million note payable agreement with Appswing, which included an option to convert the debt into equity. Accordingly, the Company recorded in intangible assets related to the discount on the issuance of debt. The estimated value of the conversion feature is approximately $976,334, and will be reported as interest expense over the anticipated repayment period of the debt. Said note was partially converted during August 2008 - See subsequent events.

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

The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the period ended June 30, 2008 and the year ended December 31, 2007:

Categories of cost and expenses	Six Months ended June 30, 2008		Year ended December 31, 2007

Compensation and related costs	$	---	$36,817
Consulting, professional and directors fees*)		1,838,074	43,416
Total stock-based compensation expense		$1,838,074	$80,233

*) The expense related to options and warrants granted to consultants recorded in the year period ended June 30, 2008 was $1,820,827.

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

Gas Rights on Real Property, plant, and equipment

Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired. Interest costs incurred to finance expenditures during the construction phase of multiyear projects are capitalized as part of the historical cost of acquiring the constructed assets. The project construction phase commences with the development of the detailed engineering design and ends when the constructed assets are ready for their intended use. Capitalized interest costs are included in property, plant and equipment and are depreciated over the service life of the related assets.

The Company uses the “successful efforts” method to account for its exploration and production activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method. The Company records an asset for exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense.

Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved natural gas reserves. Significant unproved properties are assessed for impairment individually and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that the Company expects to hold the properties. The valuation allowances are reviewed at least annually. Other exploratory expenditures, including geophysical costs, other dry hole costs and annual lease rentals, are expensed as incurred.

Unit-of-production depreciation is applied to property, plant and equipment, including capitalized exploratory drilling and development costs, associated with productive depletable extractive properties. Unit-of-production rates are based on the amount of proved developed reserves of natural gas and other minerals that are estimated to be recoverable from existing facilities using current operating methods. Under the unit-of-production method, natural gas volumes are considered produced once they have been measured through meters at custody transfer or sales transaction points at the outlet valve on the lease or field storage tank.

Gains on sales of proved and unproved properties are only recognized when there is no uncertainty about the recovery of costs applicable to any interest retained or where there is no substantial obligation for future performance by the Company’s. Losses on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties is less than the carrying value. Proved oil and gas properties held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using annually updated corporate plan investment evaluation assumptions for natural gas commodity prices. Annual volumes are based on individual field production profiles, which are also updated annually. Cash flow estimates for impairment testing exclude derivative instruments. Impairment analyses are generally based on proved reserves. Where probable reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the impairment evaluation. Impairments are measured by the amount the carrying value exceeds the fair value.

Restoration, Removal and Environmental Liabilities

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of natural gas substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable.

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company will include estimated future costs of abandonment and dismantlement in the full cost amortization base and amortize these costs as a component of our depletion expense in the accompanying financial statements.

Business segment reporting

Though the company has minor holdings of real estate properties which designated for sale (see subsequent events - for actual sales of all real estate holdings or interests), the Company manages its operations in one business segment, the natural gas production, exploration, drilling, and extraction business.

3. Lines of Credit and Restricted Cash

The Company’s real estate investment operations required substantial up-front expenditures for land development contracts and construction. Accordingly, the Company required a substantial amount of cash on hand, as well as funds accessible through lines of credit with banks or third parties, to conduct its business.  The Company has financed its working capital needs on a project-by-project basis, primarily with loans from banks and debt via the All Inclusive Trust Deed Agreement (AITDA), and with the existing cash of the Company. On August 28, 2006, the Company entered into a $4,000,000 Revolving Line of Credit (“line of credit”) with a commercial bank. As security for this credit facility, the Company deposited $4,000,000 into a certificate of deposit (“CD”) as collateral for a two year period. The CD earns interest at a rate of 5.25% annually, and any interest earned on the CD is restricted from withdrawal and must remain in the account for the entire term. On November 21, 2006, the Company deposited an additional $4,000,000 into another CD with the same restrictions on withdrawal. This CD matures on November 21, 2008 and the deposit bears an interest rate of 5.12% annually. The interest rate on the line of credit is 5.87% annually.

As of June 30, 2008, the outstanding balance on the line of credit including interest was $8,419,147 and the balance of the related certificate of deposit including interest was $8,471,653 (See - Subsequent events for partial pay-off)

4. Loans to Emvelco RE Corp (ERC)

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bear interest at an annual rate of 12% and the line of credit has a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development. On November 2, 2007, the Company exercised the Verge option to purchase a multi-use condominium and commercial property in Las Vegas, Nevada,, thereby reducing the amount outstanding by $10 million. Additionally, the Verge option requires that the Company pays TIGH, the then parent of ERC, another $5 million when construction begins on the Verge Project. As of June 30, 2008, the Company has accrued and recorded that payment as a reduction to this loan receivable balance. As of June 30, 2008, the outstanding loan receivable balance is $5,148,860. Due to the Company change of strategy, and in lieu of the turmoil in the real estate industry including the sub-prime crisis, the parties entered negotiations in order to restructure the debt and potentially its payment. As such, the Company fully reserved the receivable and charged bad debt expense on the statement of operations for the six month period ending June 30, 2008.

5. Convertible Notes Payable and Debt Discount

The Company recorded an intangible assets related to the discount on the issuance of debt. The estimated value of the conversion feature is approximately $976,334, and will be reported as interest expense over the anticipated repayment period of the debt. As of June 30, 2008, the unamortized debt discount intangible asset is $792,570 to be amortized over the life of the loan. The amount of $195,267 represents the current portion to be expensed through June 30, 2009. As of June 30, 2008, the outstanding balance for the notes payable to the third party is $2,150,356 including interest. During August 2008, a portion of $2,000,000 note was converted into common shares of the Company (See - Subsequent events).

6. Real Estate Investments for Sale

The Company owns 100% of subsidiary 610 N. Crescent Heights, LLC, which is located in Los Angeles, CA. On April 2008, the Company obtained Certificate of Occupancy from the City of Los Angles, and listed the property for sale at selling price of $2,000,000. As of June 30, 2008, the Company has capitalized construction costs for the property totaling $1,850,616 (See - Subsequent events)

The Company owns 50% of 13059 Dickens, LLC, as reported by the Company on Form 8-K on December 21, 2007, through a joint venture with a third party at no cost to the Company. As all balances due under this venture is via All Inclusive Trust Deed, and in lieu of the Company new strategy, the Company entered advance negotiation of selling its interest to the other party, as no cost to the Company, or liability, by conveying back title of said property, and releasing the Company from any associated liability. As of June 30, 2008, the project is under construction and the related capitalized costs are $1,278,048 (See - Subsequent events).

7. Acquisitions

Davy Crockett Gas Company, LLC

Based on series of agreements commonly known as “reverse merger” which was formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange with DCG.(See - Notes 1, 2)

Vortex Ocean One, LLC

On June 30, 2008, the Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary DCG (as reported on the Company's Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One.

8. Dispositions

Completed divesture of Atia Group Limited (AGL) shares

On August 19, 2008, the Company entered into a Final Fee Agreement (the “Consultant Agreement”) with a third party, C. Properties Ltd. (“Consultant”). Pursuant to the Consultant Agreement (See - Subsequent events), the Company agreed with the Consultant to exchange the Company’s interest in AGL as a final fee of its DCG acquisition. The Company had to pay Consultant certain fees in accordance with the Consultant Agreement; the Consultant has agreed that, in lieu of cash payment, it will receive an aggregate of up to 734,060,505 shares of stock of the Atia Group Ltd. (the “Atia Shares”). The Consultant was not advised on the restructuring of the acquisition of DCG by the Company and in order to compensate the Consultant and avoid any potential litigation, the Company has agreed to waive the above production requirements and transfer all Atia Shares immediately which such transfer shall be considered effective January 1, 2008.

Subsequent Sale of Real Estate Properties

As of June 30, 2008, the Company made a determination that it was not going to continue in the real estate development business as it pursues activities in the oil and gas industry. As such, the related assets and liabilities are shown as discontinued operation on the balance sheet.

On August 16, 2008 610 N. Crescent Heights, LLC, entered into a sale and escrow agreement with third parties, for the sale of the real property located in 610 North Crescent Heights, Los Angeles, for $1,990,000. Said escrow instructions are contingent upon potential buyer’s sales of their existing house.

On August 19, 2008, the Dickens LLC conveyed title and full reconveyance of its AITD to Kobi Loria, reversing the Company’s joint venture with Mr. Loria, for no cost or liability to the Company.

9. Commitments and Contingencies

(a) Employment Agreements

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. On August 14, 2006, the Company amended the agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year.

On August 19, 2008 the Company entered into employment agreement with its new elected Chairman of the Board of Directors (See - Subsequent events).

(b) Construction Loans

During 2007, the Company entered into several loan agreements with different financial institutions in connection with the financing of the different real estate projects (see Note 3).

(c) AGL Transaction:

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company's Form 8-K’s - See Disposal of ERC, Verge and Acquisition of AGL), the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange - the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL). Based on closing of said transaction, on July 23, 2007 the Company issued a straight note to Upswing for the amount of $2,000,000. This Promissory Note is made and entered into based upon a series of agreements by and between Maker and Holder dated as of June 5, 2007, July 20, 2007 and July 23, 2007, wherein the actual Closing of the transactions which are the subject matter of the Appswing Agreements known as the Kidron Industrial Holdings, Ltd. Transaction (the “Kidron Transaction”) has taken place and therefore this note is final and earned, as referenced in the Appswing Agreement dated July 20, 2007 (the “Closing”) and the Company becoming the majority shareholder of Kidron with a controlling interest of not less than 50.1%. The Unpaid Principal Balance of this note shall bear interest until due and payable at a rate equal to 8 % per annum. The principal hereof shall be due and payable in full in no event sooner than January 22, 2008, (the "Maturity Date"). 51% of the Company holdings in AGL, were pledged to secure said note.

As the Company defaulted on said note on April 11, 2008, the parties amended the note terms, by adding a contingent convertible feature to the note, as well as extend its Maturity Date in no event sooner than January 22, 2013. The outstanding debt represented by this Note (including accrued Interest) may be converted to ordinary common shares of the Company only if The Company issues during any six (6) month period subsequent to the date of this Note, 25,000,000 (twenty five million) or more shares of its common stock. Holder may, at any time after the occurrence of the preceding event, have the right to convert this Note in whole or in part into The Company common shares at a conversion price of $0.08 per share. Based on notices dated August 8, 2008, said note were partially converted on August 18, 2008 - See subsequent events.

As part of the AGL closing, the Company undertook to indemnify the AGL in respect of any tax to be paid by Verge, deriving from the difference between (a) Verge's taxable income from the Las Vegas project, up to an amount of $21.7 million and (b) the book value of the project in Las Vegas for tax purposes on the books of Verge, at the date of the closing of the transfer of the shares of Verge to the Company. Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $11 million. The Company believes it as no exposure under said indemnification. Atia Project undertook to indemnify AGL in respect of any tax to be paid by Sitnica, deriving from the difference between (a) Verge's taxable income from the Samobor project, up to an amount of $5.14 million and (b) the book value of the project in Samobor for tax purposes on the books of Sitnica, at the date of the closing of the transfer of the shares of Sitnica to the Company. Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $0.9 million. The Atia Projekt undertook to bear any additional purchase tax (if any is applicable) that Sitnica would have to pay in respect of the transfer of the contractual rights in investment real estate in Croatia, from the Atia Projekt to Sitnica.

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

On August 19, 2008 the Company disposed all its AGL holdings as a final fee - See subsequent events. The buyer of AGL shares took upon itself to indemnify the Company in any event of required indemnification needed by the Company.

 (d) Lease Agreements

Future minimum payments of obligations under operating lease at June 30, 2008 are as follows:

2008	2009	2010	2011	2012		Thereafter
$12,000	$24,000	$24,000	$24,000	$	---	$	---

On August 11, 2008 the Company (with acceptance date of August 16, 2008 by the owner) entered a 3 years Lease & Purchase Option agreement for operation offices committing to pay $5,400 per month for the next 36 months commencing September 1, 2008 (See - Subsequent events).

(e) Legal Proceedings

Except as set forth below, there are no known significant legal procedures that have been filed and are outstanding or pending against the Company.

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

Other than described above, as of June 30, 2008 the company or its subs are not side to any litigation.

(f) Navigator Acquisition - Registration Rights

The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. As June 30, 2008 (effective March 31, 2008), the Company was in default of said agreement and therefore made a provision for compensation for $150,000 to represent agreed final compensation.

(g) Indemnities Provided Upon Sale of Subsidiaries

On April 15, 2005, the Company sold Euroweb Slovakia. According to the securities purchase contract (the “Contract”); the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties, or obligations as set in the Contract up to an aggregate amount of $540,000. The buyer shall not be entitled to make any claim under the Contract after the fourth anniversary of the date of the Contract. No claims have been made to-date. At June 30, 2008 the Company accrued $35,000 as the estimated fair value of this indemnity.

On May 23, 2006, the Company sold Euroweb Hungary and Euroweb Romania. According to the share purchase agreement (the “SPA”), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties or obligations as provided for in the SPA. The Company shall not incur any liability with respect to any claim for breach of representation and warranty or indemnity, and any such claim shall be wholly barred and unenforceable unless notice of such claim is served upon the Company by buyer no later than 60 days after the buyer’s approval of Euroweb Hungary and Euroweb Romania’s statutory financial reports for the fiscal year 2006, but in any event no later than June 1, 2007. In the case of Clause 8.1.6 (Taxes) or Clause 9.2.4 of SPA, the time period is five years from the last day of the calendar year in which the closing date occurs. No claims have been made to date. At June 31, 2008, the Company has accrued $201,020 as the estimated fair value of this indemnity.

(h) Sub-Prime Crisis

The mortgage credit markets in the U.S. have been experiencing difficulties as a result of the fact that many debtors are finding it difficult to obtain financing (hereinafter - the “Sub-prime crisis”). The sub-prime crisis resulted from a number of factors, as follows: an increase in the volume of repossessions of houses and apartments, an increase in the volume of bankruptcies of mortgage companies, a significant decrease in the available resources for purposes of financing through mortgages, and in the prices of apartments. The financing of the project of the Verge subsidiary is contingent upon the future impact of the sub-prime crisis on the financial institutions operating in the U.S. The sub-prime crisis may have an impact on the ability of the Company subsidiaries (610 Crescent Height LLC & Dickens LLC) to procure the financing required for buyers needed to make a purchase, complete its construction project and on the terms of the financing, if procured, and it may also impact in the ability of the customers of the Company to procure mortgages, if necessary, and on the terms under which the mortgages will be obtained. Said crisis put ERC in a fragile none -cash situation, which brought management to make provision for doubtful debts on all monitories balances associated with real estate of ERC.

(i) Voluntarily delist from The NASDAQ Stock Market,

On June 6, 2008, the Company provided NASDAQ with notice of its intent to voluntarily delist from The NASDAQ Stock Market, which notice was amended on June 10, 2008. The Company is voluntarily delisting to reduce and more effectively manage its regulatory and administrative costs, and to enable Company management to better focus on its business on developing the natural gas drilling rights recently acquired in connection with the acquisition of Davy Crockett Gas Company, LLC, which was announced on May 9, 2008. The Company has requested that its shares be suspended from trading on NASDAQ at the open of the market on June 16, 2008. Following clearance by the Financial Industry Regulatory Authority ("FINRA") of a Form 211 application filed by a market maker in the Company's stock.

(j) Vortex Ocean One, LLC

On June 30, 2008, the "Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) Membership Interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary DCG (as reported on the Company's Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008).

10. Stockholders’ Equity

(a) Common Stocks:

Effective August 14, 2006, the Company entered into a two-year employment agreement with Yossi Attia as the Chief Executive Officer of the Company, which provided for annual compensation in the amount of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia was calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia will receive 111,458 Emvelco shares of common stock for his first year service. No shares have been issued in connection with his services in 2006 or for services in 2007 and 2008.

In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group acts as agent for our stock repurchase program. As of June 30, 2008, the Company held 660,362 treasury shares.

There were no options or warrants exercised in the six month period ended June 30, 2008 and year ended December 31, 2007

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

On February 14, 2008, the Company raised Three Hundred Thousand Dollars ($300,000) from the private offering pursuant to two (2) Private Placement Memorandums dated as of February 1, 2008 ("PPMs"). One PPM was in the amount of One Hundred Thousand Dollars ($100,000) and the other was in the amount of Two Hundred Thousand Dollars ($200,000). The offering is for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The money raised from the Private Placement of the Company shares will be used for working capital and business operations of the Company. The PPMs were done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement.

On March 30, 2008, the Company raised $200,000 from the private offering pursuant to a Private Placement Memorandum ("PPM"). The private placements was for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years (for 200,000 Company common stock), and additional 200,000 warrants to be exercised at $2.00 for four years (for 200,000 Company common stock). Said Warrants may be exercised to common shares of the Company only if the Company issues subsequent to the date of this PPM, 25,000,000 (twenty five million) or more shares of its common stock. The money raised from the private placement of the Company’s shares will be used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia did not participate in the board meeting which approved this PPM.

On May 6, 2008 the Company issued 500,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

On June 6, 2008, the Company raised $300,000 from the private offering pursuant to a Private Placement Memorandum ("PPM"). The private placement was for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The money raised from the private placement of the Company’s shares will be used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. Based on information which came to the Company, and in lieu of the Company position which was sent to the investor on June 18, 2008 the investor is in default for not comply with his commitment to invest additional $225,000 - the company vested said 300,000 issued shares under a trustee,

On June 11, 2008, the Company entered into a Services Agreement with Mehmet Haluk Undes (the "Undes Services Agreement") pursuant to which the Company engaged Mr. Undes for purposes of assisting the Company in identifying, evaluating and structuring mergers, consolidations, acquisitions, joint ventures and strategic alliances in Southeast Europe, Middle East and the Turkic Republics of Central Asia. Pursuant to the Undes Services Agreement, Mr. Undes has agreed to provide the Company services related to the identification, evaluation, structuring, negotiating and closing of business acquisitions, identification of strategic partners as well as the provision of legal services. The term of the agreement is for five years and the Company has agreed to issue Mr. Undes 525,000 shares of common stock that shall be registered on a Form S8 no later than July 1, 2008. Such actual issuance was made on August 15, 2008.

On June 30, 2008 - Concurrent with the formation and organization of Vortex One, whereby the Company contributed 525,000 shares of common stock (the "Vortex One Shares"), a common stock purchase warrant purchasing 200,000 shares of common stock at an exercise price of $1.50 per share (the "Vortex One Warrant") and the initial well that the Company intends to drill. However, the Vortex One Warrants may only be converted to shares of common stock if the Company issues 25,000,000 or more of its common stock so that there is at least 30,000,000 authorized shares at the time of any conversion term. Ibgui contributed $525,000. The Vortex One Warrants were immediately transferred to Ibgui. 80% of all available cash flow shall be initially contributed to Ibgui until the full $525,000 has been repaid and the Company shall receive the balance. Following the payment of $525,000 to Ibgui, the cash flow shall be split equally.

On August 8, 2008, assigned holders of the Upswing Note gave notice to the Company of their intention to convert their original note dated June 5, 2007 into 25 million common shares of the Company (See subsequent events).

(b) Preferred Stocks:

As disclosed in Form 8-Ks filed on May 7, 2008 and May 9, 2008, on May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and the members of Davy Crockett Gas Company, LLC ("DCG Members"). Pursuant to the DCG Agreement, the Company acquired and, the DCG Members sold, 100% of the outstanding securities in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air; California is a newly formed designated LLC which holds certain development rights for gas drilling in Crockett County, Texas. In consideration for 100% of the outstanding securities in DCG, the Company issued the DCG Members promissory notes in the aggregate amount of $25,000,000 payable together with interest in May 2010 (the "DCG Notes"). Additional $5,000,000 in DCG Notes are issuable upon each of the first through fifth wells going into production. Further, the DCG Members may be entitled to receive additional DCG Notes up to an additional amount of $200,000,000 (the "Additional DCG Notes") subject to the revenue generated from the land rights held by DCG located in Crockett County, Texas less concession fees and taxes.

On June 11, 2008, the Company, the DCG Members and DCG entered into an amendment to the DCG Agreement, pursuant to which the DCG Members agreed to replace all notes that they received as consideration for transferring their interest in DCG to the Company for an aggregate of 100,000 shares of Series A Preferred Stock (the "Series A Stock") with the rights and preferences set forth below.

The shares of Series A Stock is convertible, at any time at the option of the Company subject to increasing the authorized shares of the Company from 35 million to 400 million, into shares of common stock of the Company determined by dividing the stated value by the conversion price. The initial aggregate stated value is $50,000,000 and the initial conversion price is $1.00 per share. In the event that the net operating income for the Crockett County, Texas property for any year is zero or negative, then the stated value shall be reduced by 10%.

Holders of the Series A Stock are entitled to receive, without any further action from the Company's Board of Directors but only if such funds are legally available, non-cumulative dividends equal to 25% of the net operating income derived from oil and gas production on the Crockett County, Texas property on an annual audited basis.

In the event of any liquidation, winding up, change in control or fundamental transaction of the Company, the holders of Series A Preferred will be entitled to receive, in preference to holders of common stock, an amount equal to the outstanding stated value and any accrued but unpaid dividends. We granted the DCG Members piggyback registration rights. The Series A Stock is non-voting. The Company has the right, at anytime; to redeem the Series A Preferred Stock by paying the holders the outstanding stated value as well as accrued dividends.

The preferred shares were converted into 50,000,000 common shares of the Company (See - Subsequent events).

11. Stock Option Plan and Employee Options

2004 Plan:
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

As of June 30, 2008 and December 31, 2007, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the six months period ended June 30, 2008 and the year ended December 31, 2007.

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

(d) Shares

On May 6, 2008 the Company issued 500,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration

On June 11, 2008, the Company entered into a Services Agreement with Mehmet Haluk Undes (the "Undes Services Agreement") pursuant to which the Company engaged Mr. Undes for purposes of assisting the Company in identifying, evaluating and structuring mergers, consolidations, acquisitions, joint ventures and strategic alliances in Southeast Europe, Middle East and the Turkic Republics of Central Asia. Pursuant to the Undes Services Agreement, Mr. Undes has agreed to provide us services related to the identification, evaluation, structuring, negotiating and closing of business acquisitions, identification of strategic partners as well as the provision of legal services. The term of the agreement is for five years and the Company has agreed to issue Mr. Undes 525,000 shares of common stock that shall be registered on a Form S8 no later than July 1, 2008.

In July, 2008 the Company issued 16,032 shares of its common stock, $0.001 par value per share, to Robin Ann Gorelick, the Company Secretary, in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration

Following the above securities issuance, the 2004 Plan was closed, and no more securities can be issued under this plan.

2008 Stock Incentive Plan:

On July 28, 2007 the shareholders of the Company approved in a special meeting the adoption of the 2008 Stock Incentive Plan - (See - Subsequent events).

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

Pursuant to the Sale Agreement of Navigator, the Company got on closing (February 2, 2007) 622,531 shares of the Company’s common stock as partial consideration. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company canceled the Emvelco common stock acquired during the disposition in the amount of $834,192.

As of June 30, 2008, the Company held 660,362 treasury shares that were purchased in the open market.

13. Change in the Reporting Entity

In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.

On August 19, 2008 the Company entered into final fee agreement with C. Properties (“Consultant”), where the Company had to pay Consultant certain fees in accordance with the agreement entered with the Consultant, the Consultant has agreed that, in lieu of cash payment, it will receive an aggregate of up to 734,060,505 shares of stock of the Atia Group Ltd. (the “Atia Shares”), and the Consultant was not advised on the restructuring of the acquisition of DCG by the Corporation, and in order to compensate the Consultant and avoid any potential litigation, the Company has agreed to waive the above production requirements and transfer ALL Atia Shares immediately which such transfer shall be considered effective January 1, 2008.

Based on the agreement, the Company disposed all its holdings in AGL effective January 1, 2008, and these financials reflect such disposal. Further, the Company previously issued interim financial statements dated as of March 31, 2008 and for the three month period ending March 31, 2008. Those financial statements included the consolidation of the AGL. Since the agreement with Consultant was retroactively applied to January 1, 2008, the following tables explain the effect of the change of the Company’s financial balances without consolidating AGL:

	As of March 31, 2008
	Previously issued interim Q1 financial statements (Unaudited)	Effect of change of reporting entity (Unaudited)	Revised Balances (Unaudited)

Total current assets	$19,199,095	$(3,336,133)	$15,862,962
Total assets	59,042,685	(39,582,768)	19,459,917
Total current liabilities	(25,854,259)	14,280,521	(11,573,738)
Total liabilities	(38,633,876)	22,614,420	(16,019,456)
Minority interest in subsidiary’s net assets	(9,438,510)	9,438,510	---
Total stockholders' equity	(10,970,299)	7,529,837	(3,440,462)
Total liabilities and stockholders' equity	$(59,042,685)	$39,582,768	$(19,459,917)

	Three Months Ended March 31, 2008
	Previously issued interim Q1 financial statements (Unaudited)		Effect of change of reporting entity (Unaudited)		Revised Balances (Audited)
Revenues	$	---	$	---	$	---
Cost of revenues		---		---		---
Total operating expenses		3,003,060		7,307,247		10,310,307
Operating loss		(3,003,060)		(7,307,247)		(10,310,307)
Net (loss) income before minority interest		(2,911,208		(7,363,366)		(10,274,573)
Less minority interest in loss of consolidated subsidiary		69,419		(69,419)		---
Net (loss) income		(2,841,789)		(7,432,785)		(10,274,573)
Other comprehensive income (loss)		427,022		(427,022)		---
Comprehensive income (loss)		$(2,414,767)		$(7,859,807)		$(10,274,573)
Net income (loss) per share, basic and diluted		$(0.59)			$	$(2.14)
Weighted average number of shares outstanding, basic and diluted		4,797,055				4,797,055

15. Subsequent events

On July 1, 2008, DC Gas entered into a Drilling Contract (Model Turnkey Contract) ("Drilling Contract") with a third party - Ozona Natural Gas Company LLC ("Ozona") - see detailed - Supplemental Oil and Gas Disclosures

Effective July 16, 2008, the Board of Directors of the Company approved that certain Mergers and Acquisitions Consulting Agreement (the "M&A Agreement") between the Company and TransGlobal Financial LLC, a California limited liability company ("TransGlobal"). Pursuant to the M&A Agreement, TransGlobal agreed to assist the Company in the identification, evaluation, structuring, negotiation and closing of business acquisitions for a term of five years. As compensation for entering into the M&A Agreement, TransGlobal shall receive a 20% carried interest in any transaction introduced by TransGlobal to the Company that is closed by the Company. At TransGlobal's election, such compensation may be paid in restricted shares of common stock of the Company equal to 20% of the transaction value. Mike Mustafoglu, who is the Chairman of Transglobal Financial, was elected on July 28, 2008 at a special shareholder meeting as the Company’s Chairman of the Board of Directors.

In July, 2008 the Company issued 16,032 shares of its common stock, $0.001 par value per share, to Robin Ann Gorelick, the Company Secretary, in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration

On July 28, 2008 - the Company held a special meeting of the shareholders for four initiatives, consisting of approval of a new board of directors, approval of the conversion of preferred shares to common shares, an increase in the authorized shares and a stock incentive plan. All initiatives were approved by the majority of shareholders. The 2008 Employee Stock Incentive Plan (the "2008 Incentive Plan") authorized the board to issue up to 5,000,000 shares of Common Stock under the plan. Any stockholder of the Company who wishes to obtain a copy of the actual plan document may do so upon written request to the Company's Secretary at the Company's principal offices

On August 1, 2008, all holders of the Company’s preferred stock notified the Company about converting said 100,000 preferred stocks into 50 million common shares of the Company. The conversion of preferred shares to common shares marks the completion of the acquisition of Davy Crockett Gas Company, LLC. The Company accepted such notice and instructed the Company’s transfer agent on August 15, 2008 to issue said 50 million common shares to the former members of DCG, as reported and detailed on the Company’s 14A fillings.

On August 8, 2008, 11 assignee holders of the Upswing Note noticed the Company of converting their original note dated June 5, 2007 - effective July 23, 2007 - into 25 million common shares of the Company. The portion of the accrued interest’s to-date of the note in the amount of $171,565 was not converted into shares. The Company accepted these notices, and is in the process of notifying its transfer agent to issue the converted shares on August 18, 2008.

As described in Note 3, On August 28, 2006, the Company entered into a $4,000,000 Revolving Line of Credit (“line of credit”) with a commercial bank. As security for this credit facility, the Company deposited $4,000,000 into a certificate of deposit (“CD”) as collateral for a two year period. The CD earns interest at a rate of 5.25% annually, and any interest earned on the CD is restricted from withdrawal and must remain in the account for the entire term. On August 8, 2008 the Company requested the bank to pay-off said line from said CD, and not renew it further.

On August 11, 2008 the Company (with counter signature of August 16, 2008) entered a three (3) year Lease & Purchase Option agreement, commencing September 1, 2008 - for operation offices committing to pay $5,400 per month for the next 36 months. The option agreement allows the Company to deduct all lease payments from the future purchase price (which set today at $1,275,000 - before deductions) in case of exercise such purchase.

On August 16, 2008 610 N. Crescent Heights, LLC, entered into a sale and escrow agreement with third parties, for the sale of the real property located in 610 North Crescent Heights, Los Angeles, for $1,990,000. Said escrow instructions are contingent upon potential buyer’s sales of their existing house.

On August 19, 2008 the Dickens LLC conveyed title and full reconveyance of its AITD to Kobi Loria, basically reversing the Company JV with Mr. Loria, for no cost or liability to the Company.

Based upon a swap agreement dated August 19, 2008, which was executed between C. Properties Ltd. (“C. Properties”) and KSD Pacific, LLC (“KSD”), which is controlled by Mr. Yossi Attia Family Trust), where KSD will sell to C. Properties, and C. Properties will purchase from KSD, all its holdings of the Company which amount to 1,505,644 shares of common stock of the Company for a purchase price of 734,060,505 shares of common stock of AGL

On August 19, 2008, the Company entered into that certain Employment Agreement with Mike Mustafoglu, effective July 1, 2008, pursuant to which Mr. Mustafoglu agreed to serve as the Chairman of the Board of Directors of the Company for a period of five years. Mr. Mustafoglu will receive (i) a salary of $240,000; (ii) a performance bonus of 10% of net income before taxes, which will be allocated by Mr. Mustafoglu and other key executives at the sole discretion of Mr. Mustafoglu; and (iii) a warrant to purchase 10 million shares of common stock of the Company at an exercise price equal to the lesser of $.50 or 50% of the average market price of the Company’s common stock during the 20 day period prior to exercise on a cashless basis (the “Mustafoglu Warrant”). The Mustafoglu Warrant shall be released from escrow on an equal basis over the employment period of five years. As a result, 2,000,000 shares of the Mustafoglu Warrant will vest per year.

Disposal of Atia Group LTD shares:

On August 19, 2008 the Company entered into final fee agreement with C. Properties Ltd. (“Consultant”), where the Company had to pay Consultant certain fees in accordance with the agreement entered with the Consultant, the Consultant has agreed that, in lieu of cash payment, it will receive an aggregate of up to 734,060,505 shares of stock of the Atia Group Ltd. (the “Atia Shares”), and the Consultant was not advised on the restructuring of the acquisition of DCG by the Corporation, and in order to compensate the Consultant and avoid any potential litigation, the Company has agreed to waive the above production requirements and transfer ALL Atia Shares immediately which such transfer shall be considered effective January 1, 2008.

Based on the agreement, the Company disposed all its holdings in AGL effective January 1, 2008, and the company financials reflect such disposal.

As of June 31, 2008, the Company’s subsidiary, AGL, owns 100% of the shares of Verge Living Corporation (Verge). Verge holds title to 11 adjacent lots in Las Vegas, Nevada and intends to develop approximately about 296 (number of units may be changed due to realignment of the design) condominiums plus commercial retail in down town Las Vegas. Construction is planned to commence during 2008, subject of obtaining financing and a construction permit from the City of Las Vegas.

Below are the addresses of said lots (“Real Property”):

604 N Main Street, Las Vegas, NV 89101
634 N Main Street, Las Vegas, NV 89101
601 1st Street, Las Vegas,         NV 89101
603 1st Street, Las Vegas,         NV 89101
605 1st Street, Las Vegas,         NV 89101
607 1st Street, Las Vegas,         NV 89101
625 1st Street, Las Vegas,         NV 89101
617 1st Street, Las Vegas,         NV 89101
701 1st Street, Las Vegas,         NV 89101
703 1st Street, Las Vegas,         NV 89101
705 1st Street, Las Vegas,         NV 89101

As of June 30, 2008, the Company’s subsidiary, AGL, owns 100% of the shares of Sitnica d.o.o. Sitnica holds title to 25 adjacent plots of land in Samobor, Croatia. The aggregate land is approximately 74.7 thousand square meters and was appraised for $17,299,230. The appraisal was performed by an independent professional appraisal firm in Israel and is based on fair value on July 11, 2007. The fair value was based on comparing market values of similar real estate which have similar characteristics in the Croatia market. Also, there are no lease agreements on the land and the property was evaluated as one lot.

As at 31 June 2008, the contractual rights of the subsidiary in these assets included the following rights in land in Samobor, Croatia:

Detail - Lot Number	Sq.m.
3782	1,574
3783	1,965
3780	1,554
3783	1,965
3777	5,927
3778	6,289
3779	6,992
3723	3,257
3724/1	3,227
3724/2	3,007
3722/2	3,420
3732/1	2,454
3743	1,664
3740	2,604
3737	3,038
3738	1,562
3742	1,612
3731	5,224
3744	2,588
3726	899
3727/2	714
3727/1	1,947
3737	3,038
3738	1,562
3776	6,618
74,701

Name changed:

Effective August 19, 2008, upon closing of these report, the Company changed its name to: VORTEX RESOURCES CORP. Said name changed was made under a merger via section 253 of the General Corporation Law of the State of Delaware. All future filling of the Company will be done under its new name, and the company will be assigned a new symbol.

16. Supplemental Oil and Gas Disclosures

The accompanying table presents information concerning the Company's natural gas producing activities as required by Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities from continuing operations are as follows:

As of June 30, 2008
Proved undeveloped natural properties	$450,000
Unproved properties	--
Total	450,000
Accumulated depreciation, depletion, amortization , and impairment	--
Net capitalized costs	$450,000

All of these reserves are located in DCG field located in the United States of America. There have been no natural gas development or production costs incurred in the period ended June 30, 2008.

Estimated Quantities of Proved Oil and Gas Reserves

The following table presents the Company's estimate of its net proved crude oil and natural gas reserves as of June 30, 2008 elated to continuing operations. The Company's management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent natural gas reserve engineers.

MMCF (thousand cubic feet)
Proved undeveloped natural gas reserves at February 22, 2008	--
Purchases of drilling rights for minerals in place for period February 22, 2008 (inception of DCG) to June 30, 2008 - 4 wells at 400 MCF each	1,600
Revisions of previous estimates	--
Extensions and discoveries	--
Sales of minerals in place	--
Proved undeveloped natural gas reserves at June 30, 2008	1,600

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following disclosures concerning the standardized measure of future cash flows from proved crude oil and natural gas are presented in accordance with SFAS No. 69. The standardized measure does not purport to represent the fair market value of the Company's proved crude oil and natural gas reserves. An estimate of fair market value would also take into account, among other factors, the recovery of reserves not classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Under the standardized measure, future cash inflows were estimated by applying period-end prices at December 31, 2006 adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis of the properties. Operating loss carry forwards, tax credits, and permanent differences to the extent estimated to be available in the future were also considered in the future income tax calculations, thereby reducing the expected tax expense. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

Set forth below is the Standardized Measure relating to proved undeveloped natural gas reserves for the period ending June 30, 2008:

Period ending June 30, 2008 (in thousands)
Future cash inflows, net of royalties	$231,230
Future production costs	(38,702)
Future development costs	(25,800)
Future income tax expense	--
Net future cash flows	166,728
Discount	(117,475)
Standardized Measure of discounted future net cash relating to proved reserves	49,253

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas Reserves. The table above shows the first standardized measure of discounted future net cash flows for the Company. Accordingly, there are no changes to disclose.

Drilling Contract:

On July 1, 2008, DC Gas entered into a Drilling Contract (Model Turnkey Contract) ("Drilling Contract") with Ozona Natural Gas Company LLC ("Ozona"). Pursuant to the Drilling Contract, Ozona has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells shall take place in secession. The drilling operations on the first well are due to funding provided by Vortex One. Such drilling took place, and the Vortex One well has successfully hit natural gas at a depth of 4,783 feet. Due to this success with the first well, the Company will commence drilling on its second well on August 18, 2008. The Company plans to drill at least four (4) wells within the next two months and put them into production.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read together with all prior fillings of the Company (along with Item 1 of this report), in order to get a comprehensive understanding of the Company strategy, which can be consider as modify substantially, and was approved as final under all covenants via a special shareholders’ meeting on July 28, 2008.

As of June 30, 2008, the Company and its subsidiaries major assets are in the industry of Resources and Energy - Gas and oil Segment.

Operating Assets:

As a result of the completion of the acquisition of DCG,, we are an independent oil and gas company based in Los Angeles, California. DC Gas is engaged in the development, production and marketing of natural gas and oil. Its operations are focused in West Texas where it intends to be a producer of oil and natural gas with competitive finding and development costs. The Company acquired DC Gas as part of its strategic acquisition plan and strategy as an emerging company that focuses on innovative transactions and structures. DCG has obtained a reserve evaluation report from an independent engineering firm, which classifies the gas reserves as “proven undeveloped”. According to the independent well evaluation, each well contains approximately 400 MMCF (400 thousands cubic feet) of recoverable natural gas, which may be increased with advanced recovery techniques.

On June 30, 2008, the Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary DCG (as reported on the Company's Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One. The Company intends to obtain financing to develop the DCG rights via accredited investors in similar format to the Vortex Ocean transaction. .

Assets for Sale:

Crescent Heights project
The Company, formed and organized 610 N. Crescent Heights, LLC, a California limited liability company (the "CH LLC") on August 13, 2007 as wholly owned subsidiary to purchase and develop that certain property located at 610 North Crescent Heights, Los Angeles, California 90048 (the "CH Property"). The CH Property was acquired for $900,000 not including closing costs. On November 13, 2007 the CH LLC finalized a construction loan with East West Bank of $1,440,000. The CH Property is completed and is listed for sale. On August 15, 2008 the LLC entered into a Sale and Escrow Instruction Agreements with third parties for $1,990,000.

Dickens project
The Company, formed and organized 13059 Dickens, LLC, a California limited liability company (the "Dickens LLC") on November 20, 2007, to purchase and develop that certain property located at 13059 Dickens Street, Studio City, California 91604 (the "Dickens Property"). On December 5, 2007, the Dickens LLC entered into an All Inclusive Deed of Trust, All Inclusive Promissory Note in the principal amount of $1,065,652, Escrow Instructions and Grant Deed in connection with the purchase of the Dickens Property. Pursuant to the All Inclusive Deed of Trust and All Inclusive Promissory Note, the Dickens LLC purchased the Dickens Property for the total consideration of $1,065,652 from Kobi Louria ("Seller"), an unrelated third party and fifty percent (50%) owner of the Dickens LLC. The Company and Seller formed the Dickens LLC to own and operate the Dickens Property and to develop a single family residence at the location. The Dickens LLC is owned 50/50 by the Company and Seller. Escrow closed on December 18, 2007. The Dickens Property is under construction. The Company reversed the transaction on August 19, 2008 with its partner to be released from the project at no cost or liability to the Company.

Assets Sold - Via final disposition of the Company holdings in Atia Group Ltd (“AGL”):

The Acquisition of AGL

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

Said transaction was closed on November 2, 2007. Upon closing, Verge became a fully owned subsidiary of AGL and the Company owns 40.20% of AGL and consolidates AGL’s results in prior financial statements. On August 19, 2008 the Company entered into final fee agreement with C. Properties (“Consultant”), where the Company had to pay Consultant certain fees in accordance with the agreement entered with the Consultant, the Consultant has agreed that, in lieu of cash payment, it will receive an aggregate of up to 734,060,505 shares of stock of the Atia Group Ltd. (the “Atia Shares”), and the Consultant was not advised on the restructuring of the acquisition of DCG by the Corporation, and in order to compensate the Consultant and avoid any potential litigation, the Company has agreed to waive the above production requirements and transfer ALL Atia Shares immediately which such transfer shall be considered effective January 1, 2008. Moreover, Based on a swap agreement dated August 19, 2008, was executed between C. Properties and KSD Pacific, LLC (“KSD” - which controlled by Mr. Yossi Attia Family Trust), where KSD will sell to C. Properties, and C. Properties will purchase from KSD, all its holdings of the Company which amount to 1,505,644 shares of common stock of the Company for a purchase price of 734,060,505 shares of common stock of AGL.

Based on series of agreements commonly know as “reveres merger” which formalized On May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the "Agreement") with DCG and it’s members, the Company disposed all its holdings in AGL, paying it as a fee as described above, effective January 1, 2008. The two main assets of AGL that were actually disposed by the Company are described here:

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
The Company operates in financial investment and investments in resources and energy developments (Gas & Oil) for subsequent sales, Investment and Financing Activities, directly or through its subsidiaries currently in the USA.

Plan of operation

The Company’s plan of operation for the next 12 months will include the following components:

We plan to finance and invest in development of existing operating projects (DCG and Vortex) and dispose of the remaining real estate assets; namely, Dickens, and Crescent Heights projects, including obtaining financing of DCG for the purpose of commencing or continuing the drilling projects in 2008. Our plan is to proceed with financial investments in energy (Gas & Oil) and resources. This phase of development will include the following elements:

(a) Attempting to raise bond or debt financing through DCG and/or the Company if possible. Any cash receipt from financing will be utilized partly by the Company’s financial investment in gas and oil in the US and overseas, based on available opportunities,. In connection with DCG financing, the Company anticipates spending approximately $1,000,000 on professional fees over the next 12 months in order to facilitate our financial investment, by creating more strength to the financial investments of the Company.

(b) The Company anticipates spending approximately $250,000 on professional fees over the next 12 months in order to satisfy its reporting obligations.

(c) Subject to obtaining adequate financing on acceptable terms, the Company anticipates that it will be spending approximately $20,000,000 over the next 12 month period pursuing its stated plan of investment operation - via a drilling program. The Company’s present cash reserves are not sufficient to carry out its plan of operation without substantial additional financing. The Company is currently attempting to arrange for financing through mezzanine arrangements, debt or equity that would enable it to proceed with its plan of investment operation. However, there is no guarantee that we will be able to close such financing transaction or, if financing is available, that the terms will be acceptable to the Company.

(d) As disclosed on the Company 8-K and in this Report, the Vortex One commenced drilling of its first well, and had successfully hit natural gas at a depth of 4,783 feet. The Company commenced the drilling of its first well in the Wolfcamp Canyon reservoir through operator Ozona Natural Gas Company LLC (“Ozona”). Due to this success with the first well, the Company ordered drilling on its second well to commence on August 18, 2008. The Company plans to drill at least four (4) wells within the next two months and put them into production, if successful. The Company has an inventory of at least 86 drilling locations of which 48 are identified as Proved Undeveloped (PUD) and the rest as Probable.

(e) Gas and Oil - Market, competition and Environmental Matters:

Market Overview

We believe the current market conditions for the energy sectors are adequate from the demand side without sufficient growth in supply to meet the growing energy needs. These trends are creating opportunities that DCG hopes to capitalize on. Some of these opportunities include the consolidation and rationalization of global energy assets. The emergence of unconventional resources i.e. tight gas sands, shale gas, oil sands and coal bed methane to name a few. There are also niche opportunities in established producing regions in emerging markets. In the renewable and alternative energy segments investment opportunities are growing as a result of global trends that are influencing governmental policies.

Competition

We operate in the highly competitive oil and gas areas of acquisition and exploration, areas in which other competing companies have substantially larger financial resources, operations, staffs and facilities. Such companies may be able to pay more for prospective oil and gas properties or prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Environmental Matters

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose ''strict liability'' for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as ''hazardous wastes.'' This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the ''Superfund'' law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a ''hazardous substance'' into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term ''hazardous substances.'' At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of ''solid wastes'' and ''hazardous wastes,'' certain oil and gas materials and wastes are exempt from the definition of ''hazardous wastes.'' This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

We believe that the operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

The Company believes that its liquidity will not be enough for implementing its plan, If actual fund raising will not be adequate, the Company will not continue spending its existing cash, and therefore it can avoid liquidity problems. The Company’s actual expenditures and business plan may differ from the one stated above. Its board of directors may decide not to pursue this plan as a whole or part of it. In addition, the Company may modify the plan based on available financing.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions for a number of reasons. Our accounting policies are stated in details in Note 2 to the Consolidated Financial Statements. We identified the following accounting policies as critical to understanding the results of operations and representative of the more significant judgments and estimates used in the preparation of the consolidated financial statements: impairment of goodwill, allowance for doubtful accounts, acquisition related assets and liabilities, accounting of income taxes and analysis of FIN46R as well as FASB 67.

•
Investment in Real Estate and Commercial Leasing Assets. Real estate held for sale and construction in progress is stated at the lower of cost or fair value less costs to sell and includes acreage, development, construction and carrying costs and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. When events or circumstances indicate than an asset’s carrying amount may not be recoverable, an impairment test is performed in accordance with the provisions of SFAS 144. For properties held for sale, if estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the assets carrying value to fair value less costs to sell is required. For properties held for use, if the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows. Based on said GAAP, the Company made a provision to doubtful debs, on all ERC balances.

Our expected future cash flows are affected by many factors including:

a) The economic condition of the US and World wide markets;

b) The performance of the underline assets in the markets where our properties are located;

c) Our financial condition, which may influence our ability to develop our properties; and

d) Governmental regulations.

Because any one of these factors could substantially affect our estimate of future cash flows, this is a critical accounting policy because these estimates could result in us either recording or not recording an impairment loss based on different assumptions. Impairment losses are generally substantial charges. We are currently in the beginning state of development of gas properties, therefore no impairment is required. Any impairment charge would more likely than not have a material effect on our results of operations.

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

In lieu of our new strategy (developing Gas and Oil Properties), our accounting including supplemental Oil and Gas Disclosures stated in details in Notes to the Consolidated Financial Statements. The disclosed information presents the Company's natural gas producing activities as required by Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities.".

Commitments and contingencies

Our Commitments and contingencies are stated in details in Notes to the Consolidated Financial Statements, which include as mandatory required supplemental information about gas and oil. On this section management give a more detailed disclosures to specific commitments and contingencies that were in place (for disposed properties) prior of completion of the DCG acquisition which changed the Company strategic substantially.

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

Results of Operations

Six Months Period Ended June 30, 2008 Compared to Six Months Period Ended June 30, 2007

Due to the new financial investment in Gas and Oil activity, which commenced in May 2008, the consolidated statements of operations for the periods ended June 30, 2008 and 2007 are not comparable. The financial figures for 2007 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware. This section of the report, should be read together with Note 13 of the Company consolidated financials - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.
The consolidated statements of operations for the periods ended June 30, 2008 and 2007 are compared (subject to the above description) in the sections below:

Six months ended June 30,	2008	2007
Total revenues	$--	$--

The Company did not recognize revenues as based on its accounting policy sales did not occurred during these first quarters. The Company closed all sales of three properties during the third quarter of 2007.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008	2007
Total cost of revenues	$--	$--

The Company did not recognize costs of sales as based on its accounting policy sales did not occurred during these first quarters. The Company closed all sales of three properties during the third quarter of 2007.

Compensation and related costs

The following table summarizes compensation and related costs for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008	2007
Compensation and related costs	$184,384	$238,546

Overall compensation and related costs decreased by 22.71%, or $54,162 primarily due to the reduction of our construction staff as the Company had three real estate projects under construction in 2007 and only two real estate projects under construction in 2008.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008	2007
Consulting, director and professional fees	$12,094,484	$430,684

Overall consulting, professional and director fees increased by 2,708.2%, or $11,663,800, primarily as the result of a fee charge of $9,782,768 to C. Properties as a fee associated with the DCG transaction and a $1,820,827 charge to stock compensation expense for various grants of shares and warrants in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee over last period.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008	2007
Other selling, general and administrative expenses	$137,835	$203,430

Overall, other selling, general and administrative expenses decreased by 32.24%, or $65,595, due to the deconsolidation of Micrologic after June 30, 2007.

Software development expense

The following table summarizes other selling, general and administrative expenses for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008		2007
Other selling, general and administrative expenses	$	---	$98,900

Overall, software development expenses decreased by 100.00%, or $98,900, due to the deconsolidation of Micrologic after June 30, 2007.

Interest income and expense

The following table summarizes interest income and expense for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008	2007
Interest income	$356,615	$889,175
Interest expense	$(811,960)	$(137,329)

The decrease in interest income is attributable to the Company investing strategy pending establishment of the real estate development business, as well as loans Verge, together with capitalized 10 million dollars into Verge equity as part of the AGL transaction, which reduced materially the amounts entitled to interest income. The increase in interest expense of 491.25% or $674,631 is primarily due to the interest accrued due to former DCG members as well as the increase line of credits and short time borrowing outstanding during the six months ended June 30, 2008.

Three Months Period Ended June 30, 2008 Compared to Three Months Period Ended June 30, 2007

Due to the new financial investment in Gas and Oil activity, which commenced in May 2008, the consolidated statements of operations for the periods ended June 30, 2008 and 2007 are not comparable. The financial figures for 2007 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware.

The consolidated statements of operations for the three months period ended June 30, 2008 and 2007 are compared in the sections below:

Three months ended June 30,	2008	2007
Total revenues	$--	$--

The Company did not recognize revenues as based on its accounting policy sales did not occurred during the second quarter. The Company closed all sales of three properties during the third quarter of 2007.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007
Total cost of revenues	$--	$--

The Company did not recognize costs of sales as based on its accounting policy sales did not occurred during the second quarter. The Company closed all sales of three properties during the third quarter of 2007.

Compensation and related costs

The following table summarizes compensation and related costs for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007
Compensation and related costs	$108,283	$157,358

Overall compensation and related costs decreased by 31.19%, or $49,075 primarily due to the reduction of our construction staff as the Company had three real estate projects under construction in 2007 and only two real estate projects under construction in 2008.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007
Consulting, director and professional fees	$1,922,998	$221,613

Overall consulting, professional and director fees increased by 767.73%, or $1,701,385, primarily as the result of the $1,820,827 charge to stock compensation expense for various grants of shares and warrants in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee over last period.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007
Other selling, general and administrative expenses	$75,115	$128,268

Overall, other selling, general and administrative expenses decreased by 41.44%, or $53,153, due to the deconsolidation of Micrologic after June 30, 2007.

Software development expense

The following table summarizes other selling, general and administrative expenses for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008		2007
Other selling, general and administrative expenses	$	---	$98,900

Overall, software development expenses decreased by 100.00%, or $98,900, due to the deconsolidation of Micrologic after June 30, 2007.

Interest income and expense

The following table summarizes interest income and expense for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007
Interest income	$216,390	$270,770
Interest expense	$(707,469)	$(80,478)

The decrease in interest income is attributable to the Company investing strategy pending establishment of the real estate development business, as well as loans Verge, together with capitalized 10 million dollars into Verge equity as part of the AGL transaction, which reduced materially the amounts entitled to interest income. The increase in interest expense is primarily due to the interest accrued due to former DCG members as well as the increase line of credits and short time borrowing outstanding during the three months ended June 30, 2008.

Liquidity and Capital Resources

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months.

As of June 30, 2008, our cash, cash equivalents and marketable securities were $541,405, an increase of approximately $171,829 from the end of fiscal year 2007. The increase in our cash, cash equivalents and marketable securities is primarily the result of our joint venture in Vortex Ocean One, whereas our partner contributed $525,000 in cash. This was offset by our net operating losses.

Cash flow used in operating activities for the six months ended June 30, 2008 and 2007 was $687,817 and $1,113,019, respectively. The change is primarily due to a net loss in a deconsolidated entity, Micrologic, in the six month period ended June 30, 2007 of approximately $261,579.

Cash flow used in investing activities for the six months ended June 30, 2008 and 2007 was $166,085 and $4,164,368 million, respectively. The change was primarily due to the significant reduction in loan advances of $6,658,936 to ERC offset slightly by the cash received from the sale of discontinued operations of Navigator of $3,200,000 in 2007.

Cash provided by financing activities was approximately $1,025,731 for the six months ended June 30, 2008 and $2,521,822for the six months ended June 30 2007. This increase is due to decreased net funding from secured bank loans of approximately $2.8 million, offset slightly by approximately $800,000 raised through the issuance of stock in 2008.

The Company holds restricted Certificates of Deposit (CD’s) with the Bank to access a revolving line of credit. These deposits are interest bearing and approximated $8.4 million as of June 30, 2008. On November 8, 2007, the lines of credits were increased and extended as the following: $4,180,000 until October 16, 2008 and $4,229,000 until September 1, 2008. Both lines bear interest of 5.87% and are secured by restricted cash deposited in CD’s with the bank.  On August 2008, the company notified the bank, not to extend the first deposit, and pay it off from the CD.

In the event the Company makes future acquisitions or investments, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may consider the sale of non-strategic assets.

Inflation and Foreign Currency

The Company maintains its books in local currency: on sold assets - Kuna for Sitnica, N.I.S for AGL and US Dollars for the Parent Company registered in the State of Delaware.

The Company’s operations are primarily in the United States through its wholly owned subsidiaries. Some of the Company’s customers were in Croatia. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies, primarily the Croatian Kuna, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141-R, “Business Combinations.” SFAS 141-R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any no controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141-R will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated the impact, if any, that SFAS 141-R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

Not applicable,

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

Our management, including our chief executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2006, the Company's Board of Directors approved a program to repurchase (the “Repurchase Program”), from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group is acting as agent for our stock repurchase program. As of June 30, 2008, the Company acquired 660,362 shares of its common stock at the open market.

On June 6, 2008, the Company raised $300,000 from the private offering pursuant to a Private Placement Memorandum ("PPM"). The private placement was for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The money raised from the private placement of the Company’s shares will be used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. Based on information which came to the Company, and in lieu of the Company position which was sent to the investor on June 18, 2008 the investor is in default for not comply with his commitment to invest additional $225,000 - the company vested said 300,000 issued shares under a trustee,

On June 30, 2008 - Concurrent with the formation and organization of Vortex One, whereby the Company contributed 525,000 shares of common stock (the "Vortex One Shares"), a common stock purchase warrant purchasing 200,000 shares of common stock at an exercise price of $1.50 per share (the "Vortex One Warrant") and the initial well that the Company intends to drill. However, the Vortex One Warrants may only be converted to shares of common stock if the Company issues 25,000,000 or more of its common stock so that there is at least 30,000,000 authorized shares at the time of any conversion term. Ibgui contributed $525,000. The Vortex One Warrants were immediately transferred to Ibgui. 80% of all available cash flow shall be initially contributed to Ibgui until the full $525,000 has been repaid and the Company shall receive the balance. Following the payment of $525,000 to Ibgui, the cash flow shall be split equally.

On August 8, 2008, 11 assignee holders of the Upswing Note noticed the Company of converting their original note dated June 5, 2007 - effective July 23, 2007 - into 25 million common shares of the Company. The portion of the accrued interest’s to-date of the note in the amount of $171,565 was not converted into shares. The Company accepted these notices, and is in the process of notifying its transfer agent to issue the converted shares on August 18, 2008.

As disclosed in Form 8-Ks filed on May 7, 2008 and May 9, 2008, on May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and the members of Davy Crockett Gas Company, LLC ("DCG Members"). Pursuant to the DCG Agreement, as amended, the Company acquired and, the DCG Members sold, 100% of the outstanding securities in DCG in consideration of 100,000 shares of preferred stock were converted into 50,000,000 common shares of the Company.

Effective July 16, 2008, the Board of Directors of the Company approved that certain Mergers and Acquisitions Consulting Agreement (the "M&A Agreement") between the Company and TransGlobal Financial LLC, a California limited liability company ("TransGlobal"). Pursuant to the M&A Agreement, TransGlobal agreed to assist the Company in the identification, evaluation, structuring, negotiation and closing of business acquisitions for a term of five years. As compensation for entering into the M&A Agreement, TransGlobal shall receive a 20% carried interest in any transaction introduced by TransGlobal to the Company that is closed by the Company. At TransGlobal's election, such compensation may be paid in restricted shares of common stock of the Company equal to 20% of the transaction value. Mike Mustafoglu, who is the Chairman of Transglobal Financial, was elected on July 28, 2008 at a special shareholder meeting as the Company’s Chairman of the Board of Directors.

All of the above securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On August 19, 2008, the Company entered into that certain Employment Agreement with Mike Mustafoglu, effective July 1, 2008, pursuant to which Mr. Mustafoglu agreed to serve as the Chairman of the Board of Directors of the Company for a period of five years. Mr. Mustafoglu will receive (i) a salary of $240,000; (ii) a performance bonus of 10% of net income before taxes, which will be allocated by Mr. Mustafoglu and other key executives at the sole discretion of Mr. Mustafoglu; and (iii) a warrant to purchase 10 million shares of common stock of the Company at an exercise price equal to the lesser of $.50 or 50% of the average market price of the Company's common stock during the 20 day period prior to exercise on a cashless basis (the "Mustafoglu Warrant"). The Mustafoglu Warrant shall be released from escrow on an equal basis over the employment period of five years. As a result, 2,000,000 shares of the Mustafoglu Warrant will vest per year.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 2008 the Company held SPECIAL MEETING OF STOCKHOLDERS, for the purposes of considering and voting upon:

1.
A proposal to approve the potential issuance of up to 50,000,000 shares of our common stock, par value $0.001 per share upon the conversion of our Series A Convertible Preferred Stock and the resulting change of control that will occur in connection with the share issuance.

2.	A proposal to approve an amendment to our certificate of incorporation to increase the authorized shares of our common stock from 35,000,000 to 400,000,000.

3.	A proposal elect six (6) directors of the Company to serve until the 2008 Annual Meeting of Stockholders or until their successors have been duly elected and qualified;

4.	A proposal to adopt the 2008 Stock Incentive Plan; and

5.	Such other business as properly may come before the special meeting or any adjournments or postponements thereof.

All four initiatives received overwhelming support by the shareholders who participated in the vote.

ITEM 5.  OTHER INFORMATION

Effective July 16, 2008, the Board of Directors of the Company approved that certain Mergers and Acquisitions Consulting Agreement (the "M&A Agreement") between the Company and TransGlobal Financial LLC, a California limited liability company ("TransGlobal"). Pursuant to the M&A Agreement, TransGlobal agreed to assist the Company in the identification, evaluation, structuring, negotiation and closing of business acquisitions for a term of five years. As compensation for entering into the M&A Agreement, TransGlobal shall receive a 20% carried interest in any transaction introduced by TransGlobal to the Company that is closed by the Company. At TransGlobal's election, such compensation may be paid in restricted shares of common stock of the Company equal to 20% of the transaction value. Mike Mustafoglu, who is the Chairman of Transglobal Financial, was elected on July 28, 2008 at a special shareholder meeting as the Company Board of director Chairman.

On July 28, 2008 - the Company held a special meeting of the shareholders for four initiatives, consisting of approval of a new board of directors, approval of the conversion of preferred shares to common shares, an increase in the authorized shares and a stock incentive plan. All initiatives were approved by the majority of shareholders. The 2008 Employee Stock Incentive Plan (the "2008 Incentive Plan") authorized the board to issue up to 5,000,000 shares of Common Stock under the plan. Any stockholder of the Company who wishes to obtain a copy of the actual plan document may do so upon written request to the Company's Secretary at the Company's principal offices

Based upon a swap agreement dated August 19, 2008, which was executed between C. Properties Ltd. and KSD Pacific, LLC (“KSD” - which is controlled by Mr. Yossi Attia Family Trust), where KSD will sell to C. Properties, and C. Properties will purchase from KSD, all its holdings of the Company which amount to 1,505,644 shares of common stock of the Company for a purchase price of 734,060,505 shares of common stock of AGL

On August 19, 2008, the Company entered into that certain Employment Agreement with Mike Mustafoglu, effective July 1, 2008, pursuant to which Mr. Mustafoglu agreed to serve as the Chairman of the Board of Directors of the Company for a period of five years. Mr. Mustafoglu will receive (i) a salary of $240,000; (ii) a performance bonus of 10% of net income before taxes, which will be allocated by Mr. Mustafoglu and other key executives at the sole discretion of Mr. Mustafoglu; and (iii) a warrant to purchase 10 million shares of common stock of the Company at an exercise price equal to the lesser of $.50 or 50% of the average market price of the Company’s common stock during the 20 day period prior to exercise on a cashless basis (the “Mustafoglu Warrant”). The Mustafoglu Warrant shall be released from escrow on an equal basis over the employment period of five years. As a result, 2,000,000 shares of the Mustafoglu Warrant will vest per year.

On August 1, 2008, all holders of the Company preferred stocks notified the Company about converting said 100,000 preferred stocks into 50 million common shares of the Company. The conversion of preferred shares to common shares marks the completion of the acquisition of Davy Crockett Gas Company, LLC. The Company accepted such notice and instructed the Company’s transfer agent on August 15, 2008 to issue said 50 million common shares to the former members of DCG, as reported and detailed on the company’s 14A fillings.

On August 8, 2008, 11 sub-assignee holders of the Upswing Note noticed the Company of converting their original note dated June 5, 2007 - effective July 23, 2007 - into 25 million common shares of the Company. The portion of the accrued interest’s to-date of the note in the amount of $171,565 was not converted into shares. On August 18, 2008, the Company instructed its transfer agent to issue said 25 million shares.

Voluntarily delist from The NASDAQ Stock Market:

On June 6, 2008, the Company provided NASDAQ with notice of its intent to voluntarily delist from The NASDAQ Stock Market, which notice was amended on June 10, 2008. The Company is voluntarily delisting to reduce and more effectively manage its regulatory and administrative costs, and to enable Company management to better focus on its business on developing the natural gas drilling rights recently acquired in connection with the acquisition of Davy Crockett Gas Company, LLC, which was announced on May 9, 2008. The Company has requested that its shares be suspended from trading on NASDAQ at the open of the market on June 16, 2008. Following clearance by the Financial Industry Regulatory Authority ("FINRA") of a Form 211 application filed by a market maker in the Company's stock.

ITEM 6. EXHIBITS

Exhibits (numbers below reference Regulation S-B, Item 601)

3.1	Certificate of Incorporation filed November 9, 1992(1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997(2)

3.3	Restated Certificate of Incorporation filed May 29, 2003

3.4	Restated By-laws (filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004)

3.5	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock of Emvelco Corp. (9)

3.6	Certificate of Amendment to the Restated Certificate of Incorporation (13)

10.1	Shares Purchase Agreement between PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company, and Euroweb International Corp., a Delaware corporation (3)

10.2	Guaranty by Euroweb International Corp., a Delaware corporation, in favor of PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company (3)

10.3
Shares Purchase Agreement between Vitonas Investments Limited, a Hungarian corporation, Certus Kft., a Hungarian corporation, Rumed 2000 Kft., a Hungarian corporation and Euroweb International Corp., a Delaware corporation, dated as of February 23, 2004. (4)

10.4	Share Purchase Agreement by and between Euroweb International Corp. and Invitel Tavkozlesi Szolgaltato Rt. (5)

10.5	Investment Agreement, dated as of June 19, 2006, by and between Euroweb RE Corp. and AO Bonanza Las Vegas, Inc. (6)

10.6	Sale and Purchase Agreement, dated as of February 16, 2007, by and between Emvelco Corp. and Marivaux Investments Limited (7)

10.7	Stock Transfer and Assignment of Contract Rights Agreement, dated as of May 14, 2007 among Emvelco Corp., Emvelco RE Corp., The International Holdings Group Ltd., and Verge Living Corporation (8)

10. 8	Memorandum of Understanding, dated as of May 31, 2007, among Emvelco Corp., Emvelco RE Corp., and Yossi Attia

10.9	Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated May 1, 2008 (9)

10.10	Form of Convertible Note dated May 1, 2008 (9)

10.11	Services Agreement dated June 11, 2008 by and between EMVELCO Corp. and Mehmet Haluk Undes (10)

10.12	Amendment No. 1 to the Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated June 11, 2008 (9)

10.13	Limited Liability Company Operating Agreement of Vortex Ocean One, LLC, a Nevada limited liability company (11)

10.14	Form of Subscription Agreement (11)

10.15	Form of Common Stock Purchase Agreement (11)

10.16	Drilling Agreement (11)

10.17	Employment Agreement by and between Emvelco Corp. and Mike M. Mustafoglu

10.18	Mergers and Acquisitions Consulting Agreement between the Company and TransGlobal Financial LLC (12)

10.19	Stock Purchase Warrant issued to Mike M. Mustafoglu

31 1	Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of EMVELCO Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 2	Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of EMVELCO Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6) Filed as an exhibit to Form 8-K on June 23, 2006

(7) Filed as an exhibit to Form 8-K on February 20, 2007

(8) Filed as an exhibit to Form 8-K on May 16, 2007

(9) Filed as an exhibit to the Form 8K Current Report filed May 7, 2008

(10) Filed as an exhibit to the Form 8K Current Report filed June 13, 2008

(11) Filed as an exhibit to the Form 8K Current Report filed July 9, 2008

(12) Filed as an exhibit to the Form 8K Current Report filed July 17, 2008

(13) Filed as an exhibit to the Form 8K Current Report filed August 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California, on August 19, 2008.

EMVELCO CORP.

By:	/s/Yossi Attia
Yossi Attia
Chief Executive Officer and Principal Financial Officer