Form 10-Q
period 2008-09-30
VORTEX RESOURCES CORP.
filed 2008-11-14
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 001-12000

VORTEX RESOURCES CORP.
 (Exact name of registrant - registrant as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210
(Address of principal executive offices)

(310) 461-3559	(310) 461-1901
Issuer’s telephone number	Issuer’s facsimile number

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	82,380,919
(Class)	(Outstanding at November 12, 2008)

Transitional Small Business Disclosures Format (Check one): Yes ☐ No ☒

VORTEX RESOURCES CORP.

INDEX
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet as of September 30, 2008 and as of December 31, 2007	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended and three months ended September 30, 2008 and 2007	4

	Condensed Consolidated Statements of Stockholders' equity for the nine months ended September 30, 2008	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

PART II.	Other Information	44

Signature		52

VORTEX RESOURCES CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,152,027	$369,576
Accounts receivable	—	218,418
Restricted cash, certificates of deposit (Note 3)	4,192,210	13,008,220
Loan to Affiliated Party - Emvelco RE Corp. (Note 4)	—	4,538,976
Prepaid expenses and other current assets	224,687	—
Intangible, debt discount on conversion option, current (Note 5)	762,888	195,266
Real Estate Investments – For Sale (Note 6)	—	2,215,725
Gas rights on real property (Note 15)	1,217,313	—
Total current assets	8,549,125	20,546,181

Fixed assets, net	—	32,425
Intangible, debt discount on conversion option, net of current portion (Note 5)	762,888	694,936
Investment in land development	—	33,050,052
Goodwill (Notes 2, 7)	49,990,000	1,185,000
Total assets	$59,302,013	$55,508,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$409,533	$15,380,205
Due to related parties	407,325	516,084
Convertible secured note payable to third party – current portion (Note 5)	504,000	—
Secured bank loans (Note 3)	4,721,489	8,401,154
Other current liabilities	350,421	305,520
Total current liabilities	6,392,768	24,602,963

Liability for escrow refunds	—	4,489,235
Fees due on closing	—	2,384,176
Convertible Secured Note Payable to third party (Note 5)	1,096,000	2,277,633
Unsecured notes payable to third parties (Note 5)	1,270,000
Deferred taxes	—	812,711
Due to former members of DCG (Note 7)	1,065,469	—
Other long term liabilities		1,919,964
Total liabilities	9,824,237	36,486,682

Commitments and contingencies (Note 9)
Minority interest in subsidiary’s net assets (Note 7)	525,000	6,145,474
Stockholders' equity (Note 10)
Preferred stock, $.001 par value - Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value - Authorized 400,000,000 shares; 86,626,919 and 4,609,181 shares are issued, respectively; 82,126,919 and 4,609,181 shares are outstanding, respectively	82,127	4,609
Additional paid-in capital	108,202,723	53,281,396
Accumulated deficit	(59,329,848)	(38,289,630)
Accumulated other comprehensive income	(2,226)	(2,226)
Treasury stock - 0 and 1,279,893 common shares, at cost, respectively	—	(2,117,711)
Total stockholders' equity	48,952,776	12,876,438

Total liabilities and stockholders' equity	$59,302,013	$55,508,594

See accompanying notes to condensed consolidated financial statements.

VORTEX RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine months ended		Three months ended
	September 30		September 30
	2008	2007	2008	2007

Revenues – Sales of Real Estate Properties	$1,990,000	$6,950,000	$1,990,000	$6,950,000

Cost of revenues (Exclusive of depreciation and amortization shown separately below)	1,933,569	6,436,006	1,933,569	6,436,006

Operating expenses
Compensation and related costs	1,049,065	328,547	864,682	90,001
Consulting, directors, professional fees and provisions	12,655,015	597,281	560,531	166,597
Other selling, general and administrative expenses	168,813	354,689	30,977	151,259
Software development expense	—	136,236	—	37,336
Total operating expenses	13,872,893	1,416,753	1,456,190	445,193

Operating (loss) income	(13,816,462)	(902,759)	(1,399,759)	68,801

Interest income	473,597	1,425,314	116,982	536,139
Interest expense	(1,674,334)	(205,957)	(862,374)	(68,628)
Net interest (expense) income	(1,200,737)	1,219,357	(745,392)	467,511

Other income	—	13,899	—	—
Loss from abandoned project	(185,257)	—	(185,257)	—
Bad debt expense	(5,837,762)	—	(688,902)	—

Net loss	(21,040,218)	330,497	(3,109,310)	536,312

Other comprehensive (loss) income	—	(153)	—	(153)

Comprehensive (loss) income	$(21,040,218)	$330,344	$(3,109,310)	$536,159

Net income (Loss) per share, basic and diluted	$(1.10)	$0.07	$(0.07)	$0.12
Weighted average number of shares outstanding, basic and diluted	19,046,024	4,777,034	46,429,968	4,609,181

See accompanying notes to condensed consolidated financial statements.

VORTEX RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
	Number of		Paid-in	Accumulated	Income	Treasury	Stockholders'
	shares	Amount	Capital	Deficit	(Loss)	Stock	Equity
Balances, January 1, 2007	5,412,270	$5,413	$52,224,829	$(27,389,840)	$5,539	$(994,884)	$23,851,057
Foreign currency translation loss					(7,765)		(7,765)
Compensation charge on share options and warrants issued to consultants			80,233				80,233
Treasury stock - Open Market	(180,558)	(181)	-	-	-	(288,636)	(288,817)
Treasury stock - Navigator Sale	(622,531)	(623)	-	-	-	(834,191)	(834,814)
Discount on Appswing Note Payable			976,334				976,334
Net loss for the period	-	-	-	(10,899,790)	-	-	(10,899,790)
Balances, December 31, 2007	4,609,181	$4,609	$53,281,396	$(38,289,630)	$(2,226)	$(2,117,711)	$12,876,438
Compensation charge on share options and warrants issued to employees and consultants			2,576,860				2,576,860
Treasury stock - Open Market	(3,000)	(3)				(3,591)	(3,594)
Issuance of preferred shares and subsequent conversion into common shares	50,000,000	50,000	49,950,000				50,000,000
Issuance of shares - common	2,520,738	2,521	1,014,993				1,017,514
Conversion of note payable into common shares	25,000,000	25,000	1,975,000				2,000,000
Cancellation of treasury shares			(2,121,302)			2,121,302	—
Discount on Trafalgar Note Payable			1,525,776				1,525,776
Net loss for the period				(21,040,218)			(21,040,218)
Balances, June 30, 2008	82,126,919	$82,127	$108,202,723	$(59,329,848)	$(2,226)	$—	$48,952,776

See accompanying notes to condensed consolidated financial statements.

VORTEX RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Net cash provided by (used in) operating activities	$2,510,809	$(1,845,079)

Cash flows from investing activities:
Proceeds from sale of affiliate	—	500,000
Advances to related party	—	(130,000)
Cash received from sale of discontinued operations - Navigator	—	3,200,000
Loan advances to Verge	(241,837)	(2,450,288)
Loan advances to ERC	(294,361)	(6,039,981)
Construction in progress	—	(903,626)
Cash proceeds received from Vortex Ocean One member	525,000	—
Cash proceeds received from former DCG members	10,000	—
Investment in gas rights on real property	(767,313)	—
Repayments from Verge	328,300	—

Net cash used in investing activities	(440,211)	(5,823,895)

Cash flows from financing activities:
Proceeds from secured bank loans	17,993	8,174,009
Repayment of bank loans	(4,249,590)	(3,000,000)
Proceeds from related party	889,530	—
Repayment to related party	(1,000,000)	—
Proceeds from loans payable	3,240,000	—
Principal payments on loans payable	(200,000)	—
Payments to acquire treasury stock	(3,594)	(289,439)
Proceeds from issuance of stock	1,017,514	—

Net cash (used in) provided from financing activities	(288,147)	4,884,570

Effect of exchange rate changes on cash and cash equivalents	—	(153)

Net increase (decrease) in cash and cash equivalents	1,782,451	(2,784,557)
Cash and cash equivalents, beginning of period	369,576	2,852,620
Cash and cash equivalents, end of period	$2,152,027	$68,063

Supplemental disclosure:
Cash paid for interest	$4,725	$10,126
Cash received for interest	$305,803	$76,060

Summary of non-cash transactions:
Appswing note payable converted into 25,000,000 shares	$2,000,000	$—
Acquisition of DC Gas Preferred shares subsequently converted into 50,000,000 common shares	$50,000,000	—

See accompanying notes to condensed consolidated financial statements.

VORTEX RESOURCES CORP.
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization and Business

Vortex Resources Corp formerly known as Emvelco Corp., is a Delaware Corporation, which was incorporated on November 9, 1992 (“Vortex”). Vortex and its consolidated subsidiaries are collectively referred to herein as the “Company”. The Company's authorized capital stock consists of 400,000,000 common shares with a par value of $0.001 per share, and 5,000,000 preferred stocks. As of September 30, 2008, there are 86,626,919 common shares issued and 82,126,919 common shares outstanding with a par value of $0.001 per share.

Through December 31, 2007, the Company invested in the real estate development, and in the financing business through Emvelco RE Corp. (“ERC”) and its subsidiaries in the United States of America (“US”) and in Europe. The Company commenced operations in the investment real estate industry through the acquisition of an empty, non-operational, wholly-owned subsidiary, ERC, which was acquired in June 2006. Primary activity of ERC includes investment, development and subsequent sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies, directly or via majority or minority owned affiliates. The Company’s headquarters are located in Beverly Hills , California.

In 2008, the Company changed its business model to focus on the gas and oil industry, which was approved by its shareholders. Effective August 19, 2008, the Company changed its name to Vortex Resources Corp., which was accomplished by merger of a wholly owned subsidiary into the Company with the Company being the survivor entity.

Based on series of agreements commonly known as “reverse merger” which were formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and its members ("DCG Members"). Pursuant to the DCG Agreement, the Company acquired and the DCG Members sold, 100% of the outstanding membership in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air, California. As a newly formed designated LLC, DCG holds certain development rights for gas drilling in Crockett County, Texas. DCG has entered into the final DCG Agreement with the Company, which provided that the members sold all of their membership units to the Company in exchange for 50 million preferred shares of the Company. The sales price was $50 million, as calculated by the 50 million shares at an agreed price of $1.00.

The Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce, and more effectively manage, its regulatory and administrative costs, and to enable Company’s management to better focus on its business of developing the natural gas drilling rights recently acquired in connection with the acquisition of DCG.

As a result of the series of these reverse merger transactions described above, the Company’s ownership structure at September 30, 2008 is as follows:

100% of DCG
50% of Vortex Ocean One, LLC
7% of Micrologic, which may be sold
100% of 610 N. Crescent Heights, LLC and 50% of 13059 Dickens, LLC – both properties sold

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

DCG, a wholly owned subsidiary is a limited liability company and was organized in Nevada on February 22, 2008. The Company's members’ capital accounts consist of 10,000 units. As of September 30, 2008, 10,000 member’s units are issued and outstanding. DCG has obtained drilling rights from a third party in Wolfcamp Canyon Sandstone Field in West Texas and entering the natural gas production & exploration, drilling, and extraction business. DCG has the option to purchase rights on up to 180 in-fill drilling locations on about specific 3,600 acres, based on a 20 acres spacing. The field was first developed in the 1970s on a 160 acre well spacing and was later reduced based on a small radius of the wells drainage. The spacing has subsequently been reduced to 40 acres, 20 acres, and 10 acres accordingly. DCG’s drilling program is based on 20 acres spacing.

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

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Based on the transactions, which were closed on November 2, 2007, the Company owned 58.3% of Atia Group Limited (AGL) as of December 31, 2007. This interest was divested as of effective January 1st, 2008 upon completion of the DCG reverse merger transaction. Since the company is the primary beneficiary through December 31, 2007, the financial statements of AGL are consolidated into these 2007 financial statements. However, as of January 1, 2008, the balance sheet and results of operations of AGL are not consolidated into these financial statements. The Company previously issued interim financial statements dated as of March 31, 2008 and for the three month period ending March 31, 2008. Those financial statements included the consolidation of the AGL. In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, the Company disclosed the accounting change results in financial statements that are, in effect, the statements of a different reporting entity. The change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods (see Note 13). As of and for the periods ending September 30, 2008, the balance sheets and results of operations of DCG, 610 Crescent Heights, LLC, Dickens LLC and Vortex Ocean One, LLC are consolidated into these financial statements.

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

The Company did not have any marketable securities within continuing operations for the six month period ended September 30, 2008.

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

Any gain or loss on retirements and disposals is included in the results of operations in the period of the retirement or disposal. No retirements and disposals occurred for the period ended September 30, 2008 and year ended December 31, 2007 for the Company’s continuing operations.

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

Intangible assets that have finite useful lives, whether or not acquired in a business combination, are amortized over their estimated useful lives, and also reviewed for impairment in accordance with SFAS 144. On July 22, 2007, the Company entered into a $2 million note payable agreement with Appswing, which included an option to convert the debt into equity. Accordingly, the Company recorded in intangible assets related to the discount on the issuance of debt. The estimated value of the conversion feature is approximately $976,334, and will be reported as interest expense over the anticipated repayment period of the debt. Said note was converted during August 2008 – See subsequent events – as such all value of the conversion feature is approximately $976,334 was recorded as interest expense.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the effect of dilutive potential common shares issuable upon exercise of stock options and warrants.

Comprehensive income

Comprehensive income includes all changes in equity except those resulting from investments by and distributions to shareholders.

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

The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the period ended September 30, 2008 and the year ended December 31, 2007:

Categories of cost and expenses	Nine Months ended September30, 2008	Year ended December 31, 2007

Compensation and related costs	$738,786	$36,817
Consulting, professional and directors fees	1,838,074	43,416
Total stock-based compensation expense	$2,576,860	$80,233

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non–financial assets and non–financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, effective January 1, 2008, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. Since the Company has no investments available for sale, the adoption of this pronouncement has no material impact to the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective January 1, 2008, we adopted SFAS No. 159 and have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

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

Business segment reporting

Though the company had minor holdings of real estate properties which have been sold as of September 30, 2008, the Company manages its operations in one business segment, the natural gas production, exploration, drilling, and extraction business.

3. Lines of Credit and Restricted Cash

The Company’s real estate investment operations required substantial up-front expenditures for land development contracts and construction. Accordingly, the Company required a substantial amount of cash on hand, as well as funds accessible through lines of credit with banks or third parties, to conduct its business.  The Company had financed its working capital needs on a project-by-project basis, primarily with loans from banks and debt via the All Inclusive Trust Deed Agreement (AITDA), and with the existing cash of the Company. On August 28, 2006, the Company entered into a $4,000,000 Revolving Line of Credit (“line of credit”) with a commercial bank. As security for this credit facility, the Company deposited $4,000,000 into a certificate of deposit (“CD”) as collateral for a two year period. The CD earns interest at a rate of 5.25% annually, and any interest earned on the CD is restricted from withdrawal and must remain in the account for the entire term. On November 21, 2006, the Company deposited an additional $4,000,000 into another CD with the same restrictions on withdrawal. This CD matures on November 21, 2008 and the deposit bears an interest rate of 5.12% annually. The interest rate on the line of credit is 5.87% annually.

As of September 30, 2008, the Company partially paid off the line of credit and the Company intends to pay off the balance of the line in full in November 2008.

4. Loans to Emvelco RE Corp (ERC) and Verge Living Corporation (“Verge”)

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances beared interest at an annual rate of 12% and the line of credit had a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development. On November 2, 2007, the Company exercised the Verge option to purchase a multi-use condominium and commercial property in Las Vegas, Nevada,, thereby reducing the amount outstanding by $10 million. Additionally, the Verge option required that the Company pays TIGH, the then parent of ERC, another $5 million when construction began on the Verge Project. As of September 30, 2008, the Company has accrued and recorded that payment as a reduction to this loan receivable balance. As of September 30, 2008, the outstanding loan receivable balances by ERC and Verge are $4,992,181,and $845,580, respectively. Due to the Company change of strategy, and in lieu of the turmoil in the real estate industry including the sub-prime crisis, the parties entered negotiations in order to restructure the debt and potentially its payment. As such, the Company fully reserved the receivable and charged bad debt expense on the statement of operations for the nine month period ending September 30, 2008.

5. Convertible Notes Payable and Debt Discount

Appswing:

The Company recorded an intangible asset related to the discount on the issuance of debt. The estimated value of the conversion feature was approximately $976,334, and would have been reported as interest expense over the anticipated repayment period of the debt. The $2,000,000 note was converted into common stock on August 13, 2008. Accordingly, the Company recognized amortization of the discount in the aggregate amount of $232,581 from inception to interest expense and the remaining $743,752 of the intangible asset related to the discount on the issuance of debt was expensed.

Trafalgar:

The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Buyer") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes"). Pursuant to the terms of the Agreement, the Company and the Buyer closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008, with escrow instruction to be closed on October 1, 2008. The Buyer, at its sole discretion, has the option to close on a second financing for $400,000 in Notes (which has been exercised as discussed below) and a third financing for $750,000 in Notes. Pursuant to the terms of the Agreement, the Company agreed to pay to the Buyer a commitment fee of 4% of the commitment amount, a structuring fee of $15,000, a facility draw down fee of 4%, issue the Buyer 150,000 shares of common stock, pay a due diligence fee to the Buyer of $15,000 and pay an advisory fee of $100,000 to TAS Holdings Limited.

The Notes bear interest at 8.5% with such interest payable on a monthly basis with the first two payments due at closing. The Notes are due in full in September 2010. In the event of default, the Buyer may elect to convert the interest payable in cash or in shares of common stock at a conversion price using the closing bid price of when the interest is due or paid. The Notes are convertible into common stock, at the Buyer's option, at a conversion price equal to 85% of the volume weighted average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share. If on the conversion or redemption of the Notes, the Euro to US dollar spot exchange rate (the "Exchange Rate") is higher that the Exchange Rate on the closing date, then the number of shares shall be increased by the same percentage determined by dividing the Exchange Rate on the date of conversion or redemption by the Exchange Rate on the closing date. The Company is required to redeem the Notes starting on the fourth month in equal installments of $56,000 with a final payment of $480,000 with respect to the initial funding of $1,600,000. We are also required to pay a redemption premium of 7% on the first redemption payment, which will increase 1% per month. The Company may prepay the Notes in advance, which such prepayment will include a redemption premium of 15%. In the event the Company closes on a funding in excess of $4,000,000, the Buyer, in its sole election, may require that the Company redeem the Notes in full. On any principal or interest repayment date, in the event that the Euro to US dollar spot exchange rate is lower than the Euro to US dollar spot exchange rate at closing, then we will be required to pay additional funds to compensate for such adjustment.

Pursuant to the terms of the Notes, the Company shall default if (i) the Company fails to pay amounts due within 15 days of maturity, (ii) failure of the Company to comply with any provision of the Notes upon ten days written notice; (iii) bankruptcy or insolvency or (iv) any breach of the Agreement and such breach is not cured upon ten days written notice. Upon default by the Company, the Buyer may accelerate full repayment of all Notes outstanding and all accrued interest thereon, or may convert all Notes outstanding (and accrued interest thereon) into shares of common stock (notwithstanding any limitations contained in the Agreement and the Notes). The Buyer has a secured lien on three of our wells and would be entitled to foreclose on such wells in the event an event of default is entered. In the event that the foregoing was to occur, significant adverse consequences to the Company would be reasonably anticipated.

So long as any of the principal or interest on the Notes remains unpaid and unconverted, the Company shall not, without the prior written consent of the Buyer, (i) issue or sell any common stock or preferred stock, (ii) issue or sell any Company preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock, (iii) incur debt or enter into any security instrument granting the holder a security interest in any of the assets of the Company or (iv) file any registration statement on Form S-8.

The Buyer has contractually agreed to restrict their ability to convert the Notes and receive shares of our common stock such that the number of shares of the Company common stock held by a Buyer and its affiliates after such conversion or exercise does not exceed 9.9% of the Company's then issued and outstanding shares of common stock.

The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008 and still holds an option to close on additional financing for $750,000 in Notes. The terms of the second financing for $400,000 are identical to the terms of the $1,600,000 Note, as disclosed in detail on the Company filing on October 2, 2008 on Form 8-K - Unregistered Sale of Equity Securities, Financial Statements and Exhibits. The Notes are convertible into our common stock, at the Buyer's option, at a conversion price equal to 85% of the volume weighed average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share.

As of the date hereof, the Company is obligated on the Notes issued to the Buyer in connection with this offering. The Notes are a debt obligation arising other than in the ordinary course of business, which constitute a direct financial obligation of the Company.

The Notes were offered and sold to the Buyer in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Buyer is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The Company recorded an intangible asset related to the discount on the issuance of debt. The estimated value of the conversion feature was approximately $1,525,776 and will be reported as interest expense over the anticipated repayment period of the debt.

Star:

On September 1, 2008, the Company entered into a note payable with Star Equity Investments LLC, a third party, for $1 million was effective January 1, 2008. The proceeds from this note were used to pay off the Company’s debt to Mr. Attia, a related party. The note bears 12% interest commencing October 1st, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.75 per share.

6. Real Estate Investments for Sale

The Company owns 100% of subsidiary 610 N. Crescent Heights, LLC, which is located in Los Angeles, CA. On April 2008, the Company obtained Certificate of Occupancy from the City of Los Angles, and listed the property for sale at selling price of $2,000,000. At September 30, 2008, the Company sold the property for the gross sale price of $1,990,000 and recorded costs of sales totaling $1,933,569, which were previously capitalized construction costs.

The Company owns 50% of 13059 Dickens, LLC, as reported by the Company on Form 8-K on December 21, 2007, through a joint venture with a third party at no cost to the Company. As all balances due under this venture is via All Inclusive Trust Deed, and in lieu of the Company new strategy, the Company entered advanced negotiations with regards to selling its interest to the other party, as no cost to the Company, or liability, by conveying back title of said property, and releasing the Company from any associated liability. As of September 30, 2008, the project was sold back to the third party, by reversing the transaction, at no cost to the Company.

7. Acquisitions

Davy Crockett Gas Company, LLC

Based on series of agreements commonly known as a “reverse merger” which was formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange with DCG. (See Notes 1, 2)

Vortex Ocean One, LLC

On June 30, 2008, the Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary DCG (as reported on the Company's Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One. Mr. Ibgui paid $525,000 as consideration for his 50% ownership in Vortex One and the Company issued 525,000 common shares at an establish $1.00 per share price for its 50% ownership in Vortex One.

On October 29, 2008, the Company entered into a settlement arrangement with Mr. Ibgui, whereby the Company agree to transfer the 525,000 common shares previously owned by Vortex One to Mr. Ibgui in exchange for settlement of all disputes between the two parties. (See Note 14 – Subsequent Events)

8. Dispositions

Completed divesture of Atia Group Limited (AGL) shares

On August 19, 2008, the Company entered into a Final Fee Agreement (the “Consultant Agreement”) with a third party, C. Properties Ltd. (“Consultant”). Pursuant to the Consultant Agreement (See - Subsequent events), the Company agreed with the Consultant to exchange the Company’s interest in AGL as a final fee in connection with its DCG acquisition. The Company had to pay Consultant certain fees in accordance with the Consultant Agreement and the Consultant had agreed that, in lieu of cash payment, it would receive an aggregate of up to 734,060,505 shares of stock of the Atia Group Ltd. (the “Atia Shares”). The Consultant was not advised about the restructuring of the acquisition of DCG by the Company and in order to compensate the Consultant and avoid any potential litigation, the Company has agreed to waive the above production requirements set forth in the Consultant Agreement and transfer all of the Atia Shares immediately which such transfer shall be considered effective January 1, 2008.

On August 16, 2008 610 N. Crescent Heights, LLC, entered into a sale and escrow agreement with third parties, for the sale of the real property located at 610 North Crescent Heights, Los Angeles, for $1,990,000. Said escrow was closed as of September 30, 2008.

On August 19, 2008, the Dickens LLC conveyed title and full reconveyance of its AITD to third party, reversing the Company’s joint venture with said third party, at no cost or liability to the Company.

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

(c) AGL Transaction:

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company's Form 8-K’s – See Disposal of ERC, Verge and Acquisition of AGL), the Company, the Company's chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the "Investors") entered into an Agreement (the "Upswing Agreement") with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as "Upswing"). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange – the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL). Based on closing of said transaction, on July 23, 2007 the Company issued a straight note to Upswing for the amount of $2,000,000. This Promissory Note is made and entered into based upon a series of agreements by and between Maker and Holder dated as of June 5, 2007, July 20, 2007 and July 23, 2007, wherein the actual Closing of the transactions which are the subject matter of the Appswing Agreements known as the Kidron Industrial Holdings, Ltd. Transaction (the “Kidron Transaction”) has taken place and therefore this note is final and earned, as referenced in the Appswing Agreement dated July 20, 2007 (the “Closing”) and the Company becoming the majority shareholder of Kidron with a controlling interest of not less than 50.1%. The Unpaid Principal Balance of this note shall bear interest until due and payable at a rate equal to 8 % per annum. The principal hereof shall be due and payable in full in no event sooner than January 22, 2008, (the "Maturity Date"). 51% of the Company holdings in AGL, were pledged to secure said note.

As the Company defaulted on said note on April 11, 2008, the parties amended the note terms, by adding a contingent convertible feature to the note, as well as extend its Maturity Date in no event sooner than January 22, 2013. The outstanding debt represented by this Note (including accrued Interest) may be converted to ordinary common shares of the Company only if The Company issues during any six (6) month period subsequent to the date of this Note, 25,000,000 (twenty five million) or more shares of its common stock. Holder may, at any time after the occurrence of the preceding event, have the right to convert this Note in whole or in part into The Company common shares at a conversion price of $0.08 per share. Based on notices dated August 8, 2008, said note were partially converted on August 18, 2008 – See subsequent events.

As part of the AGL closing, the Company undertook to indemnify the AGL in respect of any tax to be paid by Verge, deriving from the difference between (a) Verge's taxable income from the Las Vegas project, up to an amount of $21.7 million and (b) the book value of the project in Las Vegas for tax purposes on the books of Verge, at the date of the closing of the transfer of the shares of Verge to the Company. Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $11 million. The Company believes it as no exposure under said indemnification. Atia Project undertook to indemnify AGL in respect of any tax to be paid by Sitnica, deriving from the difference between (a) Verge's taxable income from the Samobor project, up to an amount of $5.14 million and (b) the book value of the project in Samobor for tax purposes on the books of Sitnica, at the date of the closing of the transfer of the shares of Sitnica to the Company. Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $0.9 million. The Atia Project undertook to bear any additional purchase tax (if any is applicable) that Sitnica would have to pay in respect of the transfer of the contractual rights in investment real estate in Croatia, from the Atia Project to Sitnica.

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

Disposal of Atia Group LTD shares: On August 19, 2008 the Company entered into final fee agreement with C. Properties Ltd. (“Consultant”), where the Company had to pay Consultant certain fees in accordance with the agreement entered with the Consultant, the Consultant had agreed that, in lieu of cash payment, it would receive an aggregate of up to 734,060,505 shares of stock of the Atia Group Ltd. (the “Atia Shares”). The Consultant was not advised on the restructuring of the acquisition of DCG by the Company and in order to compensate the Consultant and avoid any potential litigation, the Company has agreed to waive the production requirements set forth in the Consultant Agreement and transfer all of the Atia Shares immediately which such transfer shall be considered effective January 1, 2008.

Based on the agreement, the Company disposed all its holdings in AGL effective January 1, 2008, and the company financials reflect such disposal.

 (d) Lease Agreements

Future minimum payments of obligations under operating lease at September 30, 2008 are as follows:

2008	2009	2010	2011	2012	Thereafter
$7,500	$30,000	$30,000	$30,000	$—	$—

The Company head office is located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis, paying $219 per month. The Company’s operation office is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month.

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

A consultant that was terminated by an ex-affiliate of the Company, named the Company as a defendant in a litigation that the Company has neither any interest nor liability. The Company position is that naming the Company in said litigation is malicious. The Company filled an answer to said complaint requesting dismissal.

Other than described above, as of September 30, 2008 the Company or its subs are not side to any litigation.

(f) Navigator Acquisition – Registration Rights

The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. As of September 30, 2008 (effective March 31, 2008), the Company was in default of said agreement and therefore made a settlement provision for compensation in the amount of $150,000 in the form of a note to represent agreed upon final compensation. Further, the Company negotiated with said party to allow the potential conversion of said note into common shares of the Company at the conversion rate of $0.75 per share, or the issuance of 200,000 shares. The parties have not concluded the negotiations as of the release date of this Report.

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

On May 23, 2006, the Company sold Euroweb Hungary and Euroweb Romania. According to the share purchase agreement (the “SPA”), the Company will indemnify the buyer for all damages incurred by the buyer as the result of seller’s breach of certain representations, warranties or obligations as provided for in the SPA. The Company shall not incur any liability with respect to any claim for breach of representation and warranty or indemnity, and any such claim shall be wholly barred and unenforceable unless notice of such claim is served upon the Company by buyer no later than 60 days after the buyer’s approval of Euroweb Hungary and Euroweb Romania’s statutory financial reports for the fiscal year 2006, but in any event no later than June 1, 2007. In the case of Clause 8.1.6 (Taxes) or Clause 9.2.4 of SPA, the time period is five years from the last day of the calendar year in which the closing date occurs. No claims have been made to date. At September 30, 2008, the Company has accrued $201,020 as the estimated fair value of this indemnity.

(h) Sub-Prime Crisis

The mortgage credit markets in the U.S. have been experiencing difficulties as a result of the fact that many debtors are finding it difficult to obtain financing (hereinafter – the “Sub-prime crisis”). The sub-prime crisis resulted from a number of factors, as follows: an increase in the volume of repossessions of houses and apartments, an increase in the volume of bankruptcies of mortgage companies, a significant decrease in the available resources for purposes of financing through mortgages, and in the prices of apartments. The financing of the project of the Verge subsidiary is contingent upon the future impact of the sub-prime crisis on the financial institutions operating in the U.S. Said crisis put ERC as well as Verge Living Corporation in a fragile none –cash situation, which brought management to make provision for doubtful debts on all monitories balances associated with real estate of ERC and Verge.

The Sub-prime crisis has also had a significant negative impact on the pricing of natural gas and oil. The Company anticipates that the drop in the commodities prices will present difficulties in obtaining financing for the drilling of wells and there is no assurance that the Company will be able to implement its business plan in a timely manner.

In order to reduce the Company risks and more effectively manage its business and to enable Company management to better focus on its business on developing the natural gas drilling rights, the board of directors is pending a discussion and resolution limiting the Company business only to the USA. Adopting said limitation will be in conflict with the Company employment and consulting agreements with its chairman, and the Company entered into negotiation with its chairman for amending the terms of the agreements

(i) Voluntarily delisting from The NASDAQ Stock Market

On June 6, 2008, the Company provided NASDAQ with notice of its intent to voluntarily delist from The NASDAQ Stock Market, which notice was amended on June 10, 2008. The Company is voluntarily delisting to reduce and more effectively manage its regulatory and administrative costs, and to enable Company management to better focus on its business on developing the natural gas drilling rights recently acquired in connection with the acquisition of Davy Crockett Gas Company, LLC, which was announced on May 9, 2008. The Company requested that its shares be suspended from trading on NASDAQ at the open of the market on June 16, 2008, which was done. Following clearance by the Financial Industry Regulatory Authority ("FINRA") of a Form 211 application was filed by a market maker in the Company's stock.

(j) Vortex Ocean One, LLC

On June 30, 2008, the "Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership Interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary. To date there has been no production of the Well by Vortex One or DCG and a dispute has arisen between the Parties with regards to the Vortex One and other matters, so in order to fulfill its obligations to Investor and avoid any potential litigation, Vortex One has agreed to issue the Shares directly into the name of the Ibgui. Vortex One hereby agreed to cause the transfer of the Shares to Investor and direct the transfer agent to issue 525,000 Shares in the name of the Ibgui effective as of the Effective Date, which is November 4, 2008.
.
(k) Pending Project under Due Diligence:

Barnett Shale, Fort Worth area of Texas Project - On September 2, 2008, the Company entered into a Memorandum of Understanding (the "MOU") to enter into a definitive asset purchase agreement with Blackhawk Investments Limited, a Turks & Caicos company ("Blackhawk") based in London, England. Blackhawk exercised its exclusive option to acquire all of the issued and allotted share capital in Sandhaven Securities Limited ("SSL"), and its underlying oil and gas assets in NT Energy. SSL owns approximately 62% of the outstanding securities of NT Energy, Inc., a Delaware company ("NT Energy"). NT energy holds rights to mineral leases covering approximately 12,972 acres in the Barnett Shale, Fort Worth area of Texas containing proved and probable undeveloped natural gas reserves. SSL was a wholly owned subsidiary of Sandhaven Resources plc ("Sandhaven"), a public company registered in Ireland, and listed on the Plus exchange in London.

In consideration of Blackhawk exercising its option to acquire the leases and transferring such leases to the Company, the Company will pay $180,000,000 by issuing Blackhawk or its designees shares of common stock of the Company, based upon the average share price of the Company on the Over the Counter Bulletin Board during the 30 days preceding the execution of the MOU, which was $1.50 per share, representing 120,000,000 shares as the total consideration, under said MOU. However, the number of shares to be delivered shall be adjusted on the six month anniversary of the closing of the asset acquisition (the "Closing"), using the volume weighted average price for the six months following the Closing. Blackhawk, SSL, NT Energy, Sandhaven and the advisors described below as well as each of the officers, directors and affiliates of the aforementioned will agree to not engage in any activities in the stock of the Company.

In addition, the Company will be required to pay fees to two advisors of $6,000,000 payable with the Company shares, and, therefore, issue an additional 3,947,368 of the Company shares of common stock, along with 300% warrant coverage, representing warrants to purchase an aggregate of 11,842,106 shares of common stock on a cashless basis for a period of two years with an exercise price of $2.00 per share, if the transaction closes. Although both parties have agreed to obtain shareholder approval prior to the Closing, the Company is not required by any statute to do so.

The above transaction is subject to the drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. The due diligence period is 21 days from the execution of the MOU. There is no guarantee that the Company will be able to close the above transaction or that the transaction will be closed on the above stated terms.

Upon successful closing of the above transaction, the Company will grant TransGlobal Financial LLC, a California limited liability company ("TransGlobal"), a 20% carried interest in the transaction, as disclosed by the Company filing on Form 8-K on July 17, 2008. Mr. Mike Mustafoglu, the Chairman of the Board of Directors of the Company, is an executive officer, director and shareholder of Transglobal.

The MOU was amended on October 28, 2008 to reflect the terms below:

In consideration of Blackhawk exercising its option to acquire the leases and transferring such leases to the Company, the Company will pay $130,000,000 by issuing Blackhawk or its designee’s shares of common stock of the Company using a price per share of $1.50 resulting in the issuance of 86,666,667 shares of common stock. However, the number of shares to be delivered shall be adjusted on the six month anniversary of the closing of the asset acquisition (the "Closing"), using the volume weighted average price for the six months following the Closing. Blackhawk, SSL, NT Energy, Sandhaven and the advisors described below as well as each of the officers, directors and affiliates of the aforementioned will agree to not engage in any activities in the stock of the Company.

In addition, the Company will be required to pay fees to two advisors of $4,400,000 payable with the Company shares, and, therefore, issue an additional 2,933,333 of the Company shares of common stock, along with 300% warrant coverage, representing warrants to purchase an aggregate of 8,799,999 shares of common stock on a cashless basis for a period of two years with an exercise price of $2.00 per share, if the transaction closes. Although both parties have agreed to obtain shareholder approval prior to the Closing, the Company is not required by any statute to do so.

(l) Trafalgar Convertible Note:

In connection with said note and as collateral for performance by the Company under the terms of said note, the Company issued to Trafalgar 4,500,000 common shares to be placed as security for said note.

(m) Short Term Loan – by Investor:

On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes a third party, for a short term loan (“bridge”) of $220,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of $1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 200,000 cashless warrants from September 15, 2008 at exercise price of $1.50 for a period of 2 years.

10. Stockholders’ Equity

(a) Common Stock:

In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group acts as agent for our stock repurchase program. As of June 30, 2008, the Company held 660,362 treasury shares, which were retired completely as canceled during August and September 2008.

Pursuant to the Sale Agreement of Navigator, the Company received 622,531 shares of the Company’s common stock as partial consideration. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company canceled the common stock acquired during the disposition in the amount of $834,192.

There were no options or warrants exercised in the nine month period ended September 30, 2008 and year ended December 31, 2007

As of September 30, 2008, the Company has no treasury shares.

On February 14, 2008, the Company raised Three Hundred Thousand Dollars ($300,000) from private offerings pursuant to two (2) Private Placement Memorandums dated as of February 1, 2008 ("PPMs"). One PPM was in the amount of One Hundred Thousand Dollars ($100,000) and the other was in the amount of Two Hundred Thousand Dollars ($200,000). The offering is for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The money raised from the Private Placement of the Company shares will be used for working capital and business operations of the Company. The PPMs were done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement.

On March 30, 2008, the Company raised $200,000 from a private offering pursuant to a Private Placement Memorandum ("PPM"). The private placement was for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years (for 200,000 shares of Company common stock), and additional 200,000 warrants to be exercised at $2.00 for four years (for 200,000 shares of Company common stock). Said Warrants may be exercised to common shares of the Company only if the Company issues subsequent to the date of the PPM, 25,000,000 (twenty five million) or more shares of its common stock. The money raised from the private placement of the Company’s shares were used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia did not participate in the board meeting which approved this PPM.

On May 6, 2008 the Company issued 500,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

On June 6, 2008, the Company raised $300,000 from the private offering pursuant to a Private Placement Memorandum ("PPM"). The private placement was for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The money raised from the private placement of the Company’s shares was used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. Based on information presented to the Company, and in lieu of the Company position which was sent to the investor on June 18, 2008 the investor is in default for not complying with his commitment to invest an additional $225,000 and the Company vested said 300,000 shares under a trustee.

On June 11, 2008, the Company entered into a Services Agreement with Mehmet Haluk Undes (the "Undes Services Agreement") pursuant to which the Company engaged Mr. Undes for purposes of assisting the Company in identifying, evaluating and structuring mergers, consolidations, acquisitions, joint ventures and strategic alliances in Southeast Europe, Middle East and the Turkic Republics of Central Asia. Pursuant to the Undes Services Agreement, Mr. Undes has agreed to provide the Company services related to the identification, evaluation, structuring, negotiating and closing of business acquisitions, identification of strategic partners as well as the provision of legal services. The term of the agreement is for five years and the Company has agreed to issue Mr. Undes 525,000 shares of common stock that was issued on August 15, 2008.

On June 30, 2008 and concurrent with the formation and organization of Vortex One, whereby the Company contributed 525,000 shares of common stock (the "Vortex One Shares"), a common stock purchase warrant purchasing 200,000 shares of common stock at an exercise price of $1.50 per share (the "Vortex One Warrant") and the initial well that the Company intends to drill. However, the Vortex One warrants may only be converted to shares of common stock if the Company issues 25,000,000 or more of its common stock so that there is at least 30,000,000 authorized shares at the time of any conversion term. As of September 30, 2008 there are 86,626,919 common shares issued and 82,126,919 shares outstanding. Mr. Ibgui contributed $525,000. The Vortex One warrants were immediately transferred to Ibgui. Eighty percent (80%) of all available cash flow shall be initially contributed to Ibgui until the full $525,000 has been repaid and the Company shall receive the balance. Following the payment of $525,000 to Ibgui, the cash flow shall be split equally.

In July 2008, the Company issued 16,032 shares of its common stock, $0.001 par value per share, to Robin Ann Gorelick, the Company Secretary, in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

On July 28, 2008, the Company held a special meeting of the shareholders for four initiatives, consisting of approval of a new board of directors, approval of the conversion of preferred shares to common shares, an increase in the authorized shares and a stock incentive plan. All initiatives were approved by the majority of shareholders. The 2008 Employee Stock Incentive Plan (the "2008 Incentive Plan") authorized the board to issue up to 5,000,000 shares of Common Stock under the plan.

On August 23, 2008, the Company issued 100,000 shares of its common stock 0.001 par value per share, to Robert M. Yaspan, the Company lawyer, in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration

On August 8, 2008, assigned holders of the Upswing Note gave notice to the Company of their intention to convert their original note dated June 5, 2007 into 25 million common shares of the Company. The portion of the accrued interest from inception of the note in the amount of $171,565 was not converted into shares. The Company accepted these notices and issued the said shares.

On August 1, 2008, all holders of the Company’s preferred stock notified the Company about converting said 100,000 preferred stock into 50 million common shares of the Company. The conversion of preferred shares to common shares marks the completion of the acquisition of Davy Crockett Gas Company, LLC. The Company accepted such notice and instructed the Company’s transfer agent on August 15, 2008 to issue said 50 million common shares to the former members of DCG, as reported and detailed on the Company’s 14A filings.

Based upon a swap agreement dated August 19, 2008, which was executed between C. Properties Ltd. (“C. Properties”) and KSD Pacific, LLC (“KSD”), which is controlled by Mr. Yossi Attia Family Trust, where KSD will sell to C. Properties, and C. Properties will purchase from KSD, all its holdings of the Company which amount to 1,505,644 shares of common stock of the Company for a purchase price of 734,060,505 shares of common stock of AGL.

In connection of selling a convertible note to Trafalgar (see Note 5 ), the Company issued on September 25, 2008 the amount of 54,706 common shares at $0.001 par value per share to Trafalgar as a fee. As part of collateral to said note, the Company issued to Trafalgar 4,500,000 common stock 0.001 par values per shares, as security for the Note.

(b) Preferred Stock:

As disclosed in Form 8-Ks filed on May 7, 2008 and May 9, 2008, on May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and the members of Davy Crockett Gas Company, LLC ("DCG Members"). Pursuant to the DCG Agreement, the Company acquired and, the DCG Members sold, 100% of the outstanding securities in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air; California is a newly formed designated LLC which holds certain development rights for gas drilling in Crockett County, Texas. In consideration for 100% of the outstanding securities in DCG, the Company issued the DCG Members promissory notes in the aggregate amount of $25,000,000 payable together with interest in May 2010 (the "DCG Notes"). An additional amount of $5,000,000 in DCG Notes are issuable upon each of the first through fifth wells going into production. Further, the DCG Members may be entitled to receive additional DCG Notes up to an additional amount of $200,000,000 (the "Additional DCG Notes") subject to the revenue generated from the land rights held by DCG located in Crockett County, Texas less concession fees and taxes.

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

On August 1, 2008, all holders of the Company’s preferred stock notified the Company of their intention to convert said 100,000 preferred stock into 50 million common shares of the Company. The conversion of preferred shares to common shares marks the completion of the acquisition of Davy Crockett Gas Company, LLC. The Company accepted such notice and instructed the Company’s transfer agent on August 15, 2008 to issue said 50 million common shares to the former members of DCG, as reported and detailed on the Company’s 14A filings.

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

As of December 31, 2007, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the nine months period ended September 30, 2008 and the year ended December 31, 2007.

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

As part of some Private Placement Memorandums (See Note - 10 Stockholder’s Equity) the Company issued warrants that can be summarized in the following table:

Name	Date	Terms	No. of Warrants	Exercise Price
Party 1	3/30/2008	2 years from Issuing	200,000	$1.50
Party 1	3/30/2008	2 years from Issuing	200,000	$2.00
Party 2	6/05/2008	2 years from Issuing	300,000	$1.50
Party 3	6/30/2008	2 years from Issuing	200,000	$1,50
Mustafuglo – Company Chairmen	8/19/2008	5 years from issuing, vesting 20% per year	10,000,000	$0.50 or 50% of the 20 prior days avg. stock price
Party 4	9/5/2008	2 years from Issuing	200,000	$1.50

Cashless Warrants:

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

On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes a third party, for a short term loan (“bridge”) of up to $275,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of 1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 200,000 cashless warrants as from September 15, 2008 at exercise price of $1.50 for a period of 2 years

(d) Shares

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

On August 13, 2008, the Company issued 16,032 shares of its common stock, $0.001 par value per share, to Robin Ann Gorelick, the Company Secretary, in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration

Following the above securities issuance, the 2004 Plan was closed, and no more securities can be issued under this plan.

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

On August 23 the Company issued 100,000 shares of its common stock 0.001 par value per share, to Robert M. Yaspan, the Company lawyer, in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration

12. Treasury Stock

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

All, the Company 660,362 treasury shares were retired and canceled during August and September 2008. As of September 30, 2008 the Company has no treasury shares in its possession.

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

On August 19, 2008 the Company entered into final fee agreement with C. Properties (“Consultant”), where the Company had to pay Consultant certain fees in accordance with the agreement entered with the Consultant, the Consultant has agreed that, in lieu of cash payment, it will receive an aggregate of up to 734,060,505 shares of stock of the Atia Group Ltd. (the “Atia Shares”), and the Consultant was not advised on the restructuring of the acquisition of DCG by the Corporation, and in order to compensate the Consultant and avoid any potential litigation, the Company has agreed to waive the above production requirements and transfer all the Atia Shares immediately, with such transfer considered effective January 1, 2008.

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

	As of March 31, 2008
	Previously issued interim Q1 financial statements (Unaudited)	Effect of change of reporting entity (Unaudited)	Revised Balances (Unaudited)

Total current assets	$19,199,095	$(3,336,133)	$15,862,962
Total assets	59,042,685	(39,582,768)	19,459,917
Total current liabilities	(25,854,259)	14,280,521	(11,573,738)
Total liabilities	(38,633,876)	22,614,420	(16,019,456)
Minority interest in subsidiary’s net assets	(9,438,510)	9,438,510	—
Total stockholders' equity	(10,970,299)	7,529,837	(3,440,462)
Total liabilities and stockholders' equity	$(59,042,685)	$39,582,768	$(19,459,917)

	Three Months Ended March 31, 2008
	Previously issued interim Q1 financial statements (Unaudited)	Effect of change of reporting entity (Unaudited)		Revised Balances (Audited)
Revenues	$—		$—	$—
Cost of revenues	—		—	—
Total operating expenses	3,003,060		7,307,247	10,310,307
Operating loss	(3,003,060)		(7,307,247)	(10,310,307)
Net (loss) income before minority interest	(2,911,208		(7,363,366)	(10,274,573)
Less minority interest in loss of consolidated subsidiary	69,419		(69,419)	—
Net (loss) income	(2,841,789)		(7,432,785)	(10,274,573)
Other comprehensive income (loss)	427,022		(427,022)	—
Comprehensive income (loss)	$(2,414,767)		$(7,859,807)	$(10,274,573)
Net income (loss) per share, basic and diluted	$(0.59	$		$(2.14)
Weighted average number of shares outstanding, basic and diluted	4,797,055			4,797,055

 14. Subsequent events

As described in Note 3, On August 28, 2006, the Company entered into a $4,000,000 Revolving Line of Credit (“line of credit”) with a commercial bank. As security for this credit facility, the Company deposited $4,000,000 into a certificate of deposit (“CD”) as collateral for a two year period. The CD earns interest at a rate of 5.25% annually, and any interest earned on the CD is restricted from withdrawal and must remain in the account for the entire term. On August 8, 2008 the Company requested the bank to pay-off said line from said CD, and not renew it further. Partial pay-off was done during the nine month ended September 30, 2008 and the balance of the line was paid off in full on November 2008.

The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Buyer") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes"). Pursuant to the terms of the Agreement, the Company and the Buyer closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008. The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008 and still holds an option to close on additional financing for $750,000 in Notes.

The terms of the second financing for $400,000 are identical to the terms of the $1,600,000 Note, as disclosed in detail on the Company filing on October 2, 2008 on Form 8-K - Unregistered Sale of Equity Securities, Financial Statements and Exhibits. The Notes are convertible into our common stock, at the Buyer's option, at a conversion price equal to 85% of the volume weighed average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share.

On November 4, 2008 the Company instructed its transfer agent to issued 254,000 shares of its common stock 0.001 par value per share to two employees and one consultant, in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration

On November 7, 2008, the Company instructed its transfer agent to issue 224,896 shares of its common stock 0.001 par value per share to three directors, in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration. Said issuing was done based on 30 days average for the share price. The balance of $170,846 included in these financial statements among credit balances.

15. Supplemental Oil and Gas Disclosures

The accompanying table presents information concerning the Company's natural gas producing activities as required by Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities from continuing operations are as follows:

As of September 30, 2008
Proved undeveloped natural properties	$1,217,313
Unproved properties	—
Total	1,217,313
Accumulated depreciation, depletion, amortization , and impairment	—
Net capitalized costs	$1,217,313

All of these reserves are located in DCG field located in the United States of America. There have been no natural gas development or production costs incurred in the period ended September 30, 2008.

Estimated Quantities of Proved Oil and Gas Reserves

The following table presents the Company's estimate of its net proved crude oil and natural gas reserves as of September 30, 2008 elated to continuing operations. The Company's management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent natural gas reserve engineers.

MMCF (thousand cubic feet)
Proved undeveloped natural gas reserves at February 22, 2008	—
Purchases of drilling rights for minerals in place for period February 22, 2008 (inception of DCG) to September 30, 2008 – 4 wells at 400 MCF each	1,600
Revisions of previous estimates	—
Extensions and discoveries	—
Sales of minerals in place	—
Proved undeveloped natural gas reserves at September 30, 2008	1,600

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

Set forth below is the Standardized Measure relating to proved undeveloped natural gas reserves for the period ending September 30, 2008:

Period ending September 30, 2008 (in thousands)
Future cash inflows, net of royalties	$231,230
Future production costs	(38,702)
Future development costs	(25,800)
Future income tax expense	—
Net future cash flows	166,728
Discount	(117,475)
Standardized Measure of discounted future net cash relating to proved reserves	49,253

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas Reserves. The table above shows the first standardized measure of discounted future net cash flows for the Company. Accordingly, there are no changes to disclose.

Drilling Contract:

On July 1, 2008, DC Gas entered into a Drilling Contract (Model Turnkey Contract) ("Drilling Contract") with Ozona Natural Gas Company LLC ("Ozona"). Pursuant to the Drilling Contract, Ozona has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells shall take place in secession. The drilling operations on the first well are due to funding provided by Vortex One. Such drilling took place, and the Vortex One well has successfully hit natural gas at a depth of 4,783 feet. Due to this success with the first well, the Company commenced drilling on its second well on August 18, 2008, and it’s remaining 2 other locations parallel The Company plans to complete drilling of said four (4) wells within the next month and put them into production.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read together with all prior filings of the Company (along with Item 1 of this report), in order to get a comprehensive understanding of the Company strategy, which can be consider as modify substantially, and was approved as final under all covenants via a special shareholders’ meeting on July 28, 2008.

As of September 30, 2008, the Company and its subsidiaries’ major assets are in the industry of Resources and Energy – oil and gas segment.

Operating Assets:

As a result of the completion of the acquisition of DCG,, we are an independent oil and gas company based in Beverly Hills (Corporate Offices) and Los Angeles (Operations Offices), California. DC Gas is engaged in the development, production and marketing of natural gas and oil. Our operations are focused in West Texas where it intends to be a producer of oil and natural gas with competitive finding and development costs. The Company acquired DC Gas as part of its strategic acquisition plan and strategy as an emerging company that focuses on innovative transactions and structures. DCG has obtained a reserve evaluation report from an independent engineering firm, which classifies the gas reserves as “proven undeveloped”. According to the independent well evaluation, each well contains approximately 400 MMCF (400 thousands cubic feet) of recoverable natural gas, which may be increased with advanced recovery techniques.

On June 30, 2008, the Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary DCG (as reported on the Company's Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One. The Company intends to continue to obtain financing to develop the DCG rights via accredited investors in similar format to the Vortex Ocean transaction. .

Assets Sold – Real Estate:

Crescent Heights project
The Company formed and organized 610 N. Crescent Heights, LLC, a California limited liability company (the "CH LLC") on August 13, 2007 as wholly owned subsidiary to purchase and develop that certain property located at 610 North Crescent Heights, Los Angeles, California 90048 (the "CH Property"). The CH Property was acquired for $900,000 not including closing costs. On November 13, 2007 the CH LLC finalized a construction loan with East West Bank of $1,440,000. The CH Property is completed and is sold on August 15, 2008, as the LLC entered into a Sale and Escrow Instruction Agreements with third parties for $1,990,000 in gross proceeds.

   Dickens project

The Company formed and organized 13059 Dickens, LLC, a California limited liability company (the "Dickens LLC") on November 20, 2007, to purchase and develop that certain property located at 13059 Dickens Street, Studio City, California 91604 (the "Dickens Property"). On December 5, 2007, the Dickens LLC entered into an All Inclusive Deed of Trust, All Inclusive Promissory Note in the principal amount of $1,065,652, Escrow Instructions and Grant Deed in connection with the purchase of the Dickens Property. Pursuant to the All Inclusive Deed of Trust and All Inclusive Promissory Note, the Dickens LLC purchased the Dickens Property for the total consideration of $1,065,652 from Kobi Louria ("Seller"), an unrelated third party and fifty percent (50%) owner of the Dickens LLC. The Company and Seller formed the Dickens LLC to own and operate the Dickens Property and to develop a single family residence at the location. The Dickens LLC is owned 50/50 by the Company and Seller. Escrow closed on December 18, 2007. The Dickens Property is under construction. The Company reversed the transaction on August 19, 2008 with its partner to be released from the project at no cost or liability to the Company.

As of September 30, 2008 the Company does not have any interests in real estate developments.

Assets Sold – Via final disposition of the Company holdings in Atia Group Ltd (“AGL”):

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

Based on series of agreements commonly know as a “reverse merger” which formalized On May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the "Agreement") with DCG and it’s members, the Company disposed all its holdings in AGL, paying it as a fee as described above, effective January 1, 2008. The two main assets of AGL that were actually disposed by the Company are described here:

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

On October 20, 2008 AGL sold all its holding with Verge to a third party for a consideration of one million dollars to be paid on December 31, 2009. The Company considers itself as a secured debtor in possession of Verge. AGL did not get consent from the Company of said sale. The Company based on US GAAP expensed all the debts of Verge to bad debts. Such expenses does not waiver any of the Company rights which secured with a second trust deed on Verge property.

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

Plan of operation

The Company operates in financial investment and investments in resources and energy developments (Gas & Oil) for subsequent sales, Investment and Financing Activities, directly or through its subsidiaries currently in the USA. The Company’s plan of operation for the next 12 months will include the following components:

We plan to finance and invest in development of existing operating projects (DCG and Vortex), including obtaining financing of DCG for the purpose of commencing or continuing the drilling projects in 2008. Our plan is to proceed with financial investments in energy (Gas & Oil) and resources. This phase of development will include the following elements:

(a) Attempting to raise bond or debt financing through DCG and/or the Company if possible. Any cash receipt from financing will be utilized partly by the Company’s financial investment in gas and oil in the US and overseas, based on available opportunities,. In connection with DCG financing, the Company anticipates spending approximately $1,200,000 on professional fees over the next 12 months in order to facilitate our financial investment, by creating more strength to the financial investments of the Company.

(b) The Company anticipates spending approximately $250,000 on professional fees over the next 12 months in order to satisfy its reporting obligations.

(c) Subject to obtaining adequate financing on acceptable terms, the Company anticipates that it will be spending approximately $20,000,000 over the next 12 month period pursuing its stated plan of investment operation for the drilling program. The Company’s present cash reserves are not sufficient to carry out its plan of operation without substantial additional financing. The Company is currently attempting to arrange for financing through mezzanine arrangements, debt or equity that would enable it to proceed with its plan of investment operation. However, there is no guarantee that we will be able to close such financing transaction or, if financing is available, that the terms will be acceptable to the Company.

(d) As disclosed on the Company 8-K and in this Report, DC Gas commenced drilling of its first well and had successfully hit natural gas at a depth of 4,783 feet, though was not connected to the main pipe line as of September 30, 2008. The Company commenced the drilling of its wells in the Wolfcamp Canyon reservoir through operator Ozona Natural Gas Company LLC (“Ozona”). The Company plans to drill and complete at least four (4) wells within the next month and put them into production, if successful. The Company has an inventory of at least 86 drilling locations of which 48 are identified as Proved Undeveloped (PUD) and the rest as Probable.

(e) As disclosed on the Company 8-K’s, the Company is in the process of due diligence on two projects which the Company signed memorandum of understanding. - see Note 9 - Commitments & Contingencies in the financial statements under “Pending Projects under Due Diligence”. The Company has no assurance or ability to predict if the contingent projects will be closed under definitive agreements.

(e) Gas and Oil – Market, competition and Environmental Matters:

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

Our expected future cash flows are affected by many factors including:

a) The economic condition of the US and World wide markets – especially during these current times of world wide financial crisis.

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

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President of ERC which commenced on July 1, 2006 and provides for annual compensation of $240,000 and an annual bonus of not less than $120,000 per year, as well as an annual car allowance for the same period. Mr. Attia will be entitled to a special bonus equal to 10% of the earnings before interest, depreciation and amortization (“EBITDA”) of ERC, which such bonus is payable in shares of common stock of the Company; provided, however, the special bonus is only payable in the event that Mr. Attia remains continuously employed by ERC and Mr. Attia shall not have sold shares of common stock of the Company on or before the payment date of the Special Bonus unless such shares were received in connection with the exercise of an option that was scheduled to expire within one year of the date of exercise. In addition, on August 14, 2006, the Company amended the Agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia was calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia will receive 111,458 shares of the Company’s common stock for his first year service. No shares have been issued to date. The financial statements accrued the liability toward Mr. Attia employment agreements. The board of directors of AGL approved the employment agreement between AGL and Mr. Yossi Attia, the controlling shareholder and CEO of the Company. The agreement goes into effect on the date that the aforementioned allotments are consummated and stipulates that Mr. Attia will serve as the CEO of AGL in return for a salary that costs AGL an amount of US$ 10 thousand a month. Mr. Attia is also entitled to reimbursement of expenses in connection with the affairs of AGL, in accordance with AGL policy, as set from time to time. In addition, Mr. Attia is entitled to an annual bonus of 2.5% of the net, pre-tax income of the Company in excess of NIS 8 million. The board of directors of AGL approved an employment agreement between the Company and Mr. Shalom Attia, the controlling shareholder and CEO of AP Holdings Ltd. The agreement goes into effect on the date that the aforementioned allotments are consummated and stipulates that Mr. Shalom Attia will serve as the VP – European Operations of AGL in return for a salary that costs the Company an amount of US$10 thousand a month. Mr. Attia is also entitled to reimbursement of expenses in connection with the affairs of the Company, in accordance with Company policy, as set from time to time. In addition, Mr. Shalom Attia is entitled to an annual bonus of 2.5% of the net, pre-tax income of AGL in excess of NIS 8 million. The aforementioned agreements were ratified by the general shareholders meeting of AGL on 30 October 2007.

Based upon a swap agreement dated August 19, 2008, which was executed between C. Properties Ltd. (“C. Properties”) and KSD Pacific, LLC (“KSD”), which is controlled by Mr. Yossi Attia Family Trust, where KSD will sell to C. Properties, and C. Properties will purchase from KSD, all its holdings of the Company which amount to 1,505,644 shares of common stock of the Company for a purchase price of 734,060,505 shares of common stock of AGL

On September 1, 2008 Star Equity Investment LLC a third party acquired from Mr. Attia, a $1 million note due by the Company since January 1, 2008. Said note is bearing 12% interest commencing October 1st, 2008 and can be converted (including interest) into common shares of the Company at a fixed price of $0.75 per share.

Effective July 1, 2006, Verge entered into a non written year employment agreement with Darren C Dunckel as the President of the Company which commenced on July 11, 2006 and provides for annual compensation in the amount of $120,000, the employment expense which was capitalized related to such agreement was $120,000 for the year ended December 31, 2007.

As of the date of closing this filing, the Company via its sub, completed the drilling of all 4 wells at the estimated cost of $2,100,000 for 4 wells (not including option payments). The Company also exercised its fifth well option (by paying per the master agreement $50,000 option fee on November 5, 2008). In lieu of the world financial markets crisis, the Company approached the land owners on DCG mineral rights, requesting an amendment to allow DCG an additional six (6) months before it is required to exercise another option to secure a Term Assignment of Oil and Gas Lease pursuant to the terms of the original Agreement dated March 5, 2008. The land owner’s representative has not yet answered the Company’s request as of the filing of this report.

Off Balance Sheet Arrangements

There are no material off balance sheet arrangements.

Results of Operations

Nine Months Period Ended September 30, 2008 Compared to Nine Months Period Ended September 30, 2007

Due to the new financial investment in Gas and Oil activity, which commenced in May 2008, the consolidated statements of operations for the periods ended September 30, 2008 and 2007 are not comparable. The financial figures for 2007 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware. This section of the report, should be read together with Note 13 of the Company consolidated financials - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.

The consolidated statements of operations for the periods ended September 30, 2008 and 2007 are compared (subject to the above description) in the sections below:

Nine months ended September 30,	2008	2007
Total revenues	$1,990,000	$6,950,000-

Revenues increased by 71% or $4,960,000 primarily due to the sale of the three properties in 2007, the Laurel property, the Harper property, and the Edinburgh properties compared to only one sale of property in 2008 for the 610 Crescent Heights property.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007
Total cost of revenues	$1,933,569	$6,436,006

Cost of revenues decreased by 70% or $4,502,437 primarily due to the sale of the three properties in 2007, the Laurel property, the Harper property, and the Edinburgh properties compared to only one sale of property in 2008 for the 610 Crescent Heights property.

Compensation and related costs

The following table summarizes compensation and related costs for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007
Compensation and related costs	$1,049,065	$328,547

Overall compensation and related costs increased by 224% or $737,406 primarily due to the stock compensation expense recognized in 2008 for stock options granted to an executive officer of the Company in the amount of $729,537..

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007
Consulting, director and professional fees	$12,655,015	$597,281

Overall consulting, professional and director fees increased by 2019%, or $12,057,814, primarily as the result of a fee charge of $9,782,768 to C. Properties as a fee associated with the DCG transaction and a $1,848,348 charge to stock compensation expense for various grants of shares and warrants in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee over last period.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007
Other selling, general and administrative expenses	$168,813	$354,689

Overall, other selling, general and administrative expenses decreased by 52%, or $185,877, due to the deconsolidation of Micrologic after June 30, 2007. The former subsidiary of the Company incurred substantial S,G&A costs in 2007. Micrologic was not consolidated into the Company’s financial statements in 2008.

Software development expense

The following table summarizes other selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007
Software development expense	$—	$136,236

Overall, software development expenses decreased by 100.00%, or $136,236, due to the deconsolidation of Micrologic after June 30, 2007. The former subsidiary of the Company incurred substantial software development costs in 2007. Micrologic was not consolidated into the Company’s financial statements in 2008.

Interest income and expense

The following table summarizes interest income and expense for the nine months ended September 30, 2008 and 2007:

Nine months ended June 30,	2008	2007
Interest income	$473,597	$1,425,314
Interest expense	$(1,674,334)	$(205,957)

The decrease in interest income is attributable to the Company investing strategy pending establishment of the real estate development business, as well as loans Verge, together with capitalized 10 million dollars into Verge equity as part of the AGL transaction, which reduced materially the amounts entitled to interest income. The increase in interest expense of 713% or $1,468,377 is primarily due to expense recognized for a debt discount relating to a convertible note payable transaction in the amount of $743,752. The remaining increase is due to the interest accrued due to former DCG members as well as the increase line of credits and short time borrowing outstanding during the nine months ended September 30, 2008.

Three Months Period Ended September 30, 2008 Compared to Three Months Period Ended September 30, 2007

Due to the new financial investment in Gas and Oil activity, which commenced in May 2008, the consolidated statements of operations for the periods ended September 30, 2008 and 2007 are not comparable. The financial figures for 2007 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware.

The consolidated statements of operations for the three months period ended September 30, 2008 and 2007 are compared in the sections below:

Three months ended September 30,	2008	2007
Total revenues	$1,990,000	$6,950,000

Revenues increased by 71% or $4,960,000 primarily due to the sale of the three properties in 2007, the Laurel property, the Harper property, and the Edinburgh properties compared to only one sale of property in 2008 for the 610 Crescent Heights property. All four of the properties closed in the third quarter of 2007 and 2008, respectively.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
Total cost of revenues	$1,933,569	$6,436,006

Cost of revenues decreased by 70% or $4,502,437 primarily due to the sale of the three properties in 2007, the Laurel property, the Harper property, and the Edinburgh properties compared to only one sale of property in 2008 for the 610 Crescent Heights property. All four of the properties closed in the third quarter of 2007 and 2008, respectively.

Compensation and related costs

The following table summarizes compensation and related costs for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
Compensation and related costs	$864,682	$90,001

Overall compensation and related costs increased by 880%, or $791,568 primarily due to the stock compensation expense recognized in the third quarter of 2008 for stock options granted to an executive officer of the Company in the amount of $729,537..

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
Consulting, director and professional fees	$560,531	$166,579

Overall consulting, professional and director fees increased by 236% or $393,952, primarily as the result a charge to stock compensation expense for various grants of shares and warrants in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers’ fees over last period.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
Other selling, general and administrative expenses	$30,977	$151,259

Overall, other selling, general and administrative expenses decreased by 80%, or $120,202, due to the deconsolidation of Micrologic after June 30, 2007. The former subsidiary of the Company incurred substantial S,G&A costs in 2007. Micrologic was not consolidated into the Company’s financial statements in 2008.

Software development expense

The following table summarizes other selling, general and administrative expenses for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
Software development expenses	$—	$37,336

Overall, software development expenses decreased by 100.00%, or $37,336, due to the deconsolidation of Micrologic after June 30, 2007.

Interest income and expense

The following table summarizes interest income and expense for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
Interest income	$116,982	$536,139
Interest expense	$(862,347)	$(68,628)

The decrease in interest income is attributable to the Company investing strategy pending establishment of the real estate development business, as well as loans Verge, together with capitalized 10 million dollars into Verge equity as part of the AGL transaction, which reduced materially the amounts entitled to interest income. The increase in expense is primarily due to an amount recognized for a debt discount relating to a convertible note payable transaction in the amount of $743,752. The remaining increase is due to interest accrued due to former DCG members as well as the increase line of credits and short time borrowing outstanding during the three months ended September 30, 2008.

Liquidity and Capital Resources

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months.

As of September 30, 2008, our cash, cash equivalents and marketable securities were $2,152,057, an increase of approximately $1,782,451 from the end of fiscal year 2007. The increase in our cash, cash equivalents and marketable securities is primarily the result of the sale of real estate property and closing the first phase loan from Trafalgar.

Cash flow provided from operating activities for the nine months ended September 30, 2008 was $2,510,809 and cash flow used in operating activities was $1,845,079 for the nine months ended. September 30, 2007 the change is primarily due to the sale of the 610 Crescent Heights property on September 30, 2008, whereby the restricted cash was released from escrow and amounts due were not paid until October 2008.

Cash flow used in investing activities for the nine months ended September 30, 2008 and 2007 was $440,211 and $5,823,895, respectively. The change was primarily due to the significant reduction in loan advances to ERC and Verge of approximately $8,600,000 offset slightly by the cash received from the sale of discontinued operations of Navigator of $3,200,000 in 2007.

Cash used in financing activities was approximately $288,147 for the nine months ended September 30, 2008 and cash provided by financing activities was $4,884,570 for the nine months ended September 30 2007. This change is due to the repayment of a bank loan in 2008, which was provided in 2007.

The Company holds restricted Certificate of Deposit (CD) with the Bank to access a revolving line of credit. This deposit is interest bearing and approximated $4.196 million as of September 30, 2008. On November 8, 2007, the lines of credits were increased and extended as the following: $4,180,000 until October 16, 2008 and $4,229,000 until September 1, 2008. Both lines bear interest of 5.87% and are secured by restricted cash deposited in CD’s with the bank.  On August 2008, the company notified the bank, not to extend the deposits, and pay it off from the CD.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non–financial assets and non–financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, effective January 1, 2008, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. Since the Company has no investments available for sale, the adoption of this pronouncement has no material impact to the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective January 1, 2008, we adopted SFAS No. 159 and have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

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

A consultant that was terminated by an ex-affiliate of the Company, named the Company as a defendant in a litigation that the Company has neither any interest nor liability. The Company position is that naming the Company in said litigation is malicious. The Company filed an answer to said complaint requesting dismissal.

Other than described above, as of September 30, 2008 the Company or its subs is not side to any litigation.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group acts as agent for our stock repurchase program. As of June 30, 2008, the Company held 660,362 treasury shares, which were retired completely as canceled during August and September 2008.

Pursuant to the Sale Agreement of Navigator, the Company received 622,531 shares of the Company’s common stock as partial consideration.. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company canceled the Company common stock acquired during the disposition in the amount of $834,192.

There were no options or warrants exercised in the six month period ended September 30, 2008 and year ended December 31, 2007

As of September 30, 2008, the Company has no treasury shares.

On February 14, 2008, the Company raised Three Hundred Thousand Dollars ($300,000) from private offerings pursuant to two (2) Private Placement Memorandums dated as of February 1, 2008 ("PPMs"). One PPM was in the amount of One Hundred Thousand Dollars ($100,000) and the other was in the amount of Two Hundred Thousand Dollars ($200,000). The offering is for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The money raised from the Private Placement of the Company shares will be used for working capital and business operations of the Company. The PPMs were done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement.

On March 30, 2008, the Company raised $200,000 from the private offering pursuant to a Private Placement Memorandum ("PPM"). The private placement was for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years (for 200,000 shares of Company common stock), and additional 200,000 warrants to be exercised at $2.00 for four years (for 200,000 shares of Company common stock). Said Warrants may be exercised to common shares of the Company only if the Company issues subsequent to the date of this PPM, 25,000,000 (twenty five million) or more shares of its common stock. The money raised from the private placement of the Company’s shares will be used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia did not participate in the board meeting which approved this PPM.

On May 6, 2008 the Company issued 500,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

On June 6, 2008, the Company raised $300,000 from the private offering pursuant to a Private Placement Memorandum ("PPM"). The private placement was for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The money raised from the private placement of the Company’s shares will be used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. Based on information which came to the Company, and in lieu of the Company position which was sent to the investor on June 18, 2008 the investor is in default for not complying with his commitment to invest an additional $225,000; therefore the company vested the respective 300,000 shares under a trustee.

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

On August 23 the Company issued 100,000 shares of its common stock 0.001 par value per share, to Robert M. Yaspan, the Company lawyer, in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration

On August 8, 2008, assigned holders of the Upswing Note gave notice to the Company of their intention to convert their original note dated June 5, 2007 into 25 million common shares of the Company. The portion of the accrued interest’s to-date of the note in the amount of $171,565 was not converted into shares. The Company accepted these notices and issued the said shares.

On August 1, 2008, all holders of the Company’s preferred stock notified the Company about converting said 100,000 preferred stocks into 50 million common shares of the Company. The conversion of preferred shares to common shares marks the completion of the acquisition of Davy Crockett Gas Company, LLC. The Company accepted such notice and instructed the Company’s transfer agent on August 15, 2008 to issue said 50 million common shares to the former members of DCG, as reported and detailed on the Company’s 14A filings.

Based upon a swap agreement dated August 19, 2008, which was executed between C. Properties Ltd. (“C. Properties”) and KSD Pacific, LLC (“KSD”), which is controlled by Mr. Yossi Attia Family Trust, where KSD will sell to C. Properties, and C. Properties will purchase from KSD, all its holdings of the Company which amount to 1,505,644 shares of common stock of the Company for a purchase price of 734,060,505 shares of common stock of AGL

In connection of selling a convertible note to Trafalgar (see Note 5 ) the Company issued on September 25, 2008 the amount of 54,706 common stock 0.001 par value per share to Trafalgar as a fee. As part of collateral to said note, the Company issued to Trafalgar 4,500,000 common stock 0.001 par values per shares, as security for the Note.

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

The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Buyer") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes"). Pursuant to the terms of the Agreement, the Company and the Buyer closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008, with escrow instruction to be closed on October 1, 2008. The Buyer, at its sole discretion, has the option to close on a second financing for $400,000 in Notes (which has been exercised as described below) and a third financing for $750,000 in Notes. Pursuant to the terms of the Agreement, the Company agreed to pay to the Buyer a commitment fee of 4% of the commitment amount, a structuring fee of $15,000, a facility draw down fee of 4%, issue the Buyer 150,000 shares of common stock, pay a due diligence fee to the Buyer of $15,000 and pay an advisory fee of $100,000 to TAS Holdings Limited.

The Notes bear interest at 8.5% with such interest payable on a monthly basis with the first two payments due at closing. The Notes are due in full in September 2010. In the event of default, the Buyer may elect to convert the interest payable in cash or in shares of common stock at a conversion price using the closing bid price of when the interest is due or paid. The Notes are convertible into common stock, at the Buyer's option, at a conversion price equal to 85% of the volume weighted average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share. If on the conversion or redemption of the Notes, the Euro to US dollar spot exchange rate (the "Exchange Rate") is higher that the Exchange Rate on the closing date, then the number of shares shall be increased by the same percentage determined by dividing the Exchange Rate on the date of conversion or redemption by the Exchange Rate on the closing date. The Company is required to redeem the Notes starting on the fourth month in equal installments of $56,000 with a final payment of $480,000 with respect to the initial funding of $1,600,000. We are also required to pay a redemption premium of 7% on the first redemption payment, which will increase 1% per month. The Company may prepay the Notes in advance, which such prepayment will include a redemption premium of 15%. In the event the Company closes on a funding in excess of $4,000,000, the Buyer, in its sole election, may require that the Company redeem the Notes in full. On any principal or interest repayment date, in the event that the Euro to US dollar spot exchange rate is lower than the Euro to US dollar spot exchange rate at closing, then we will be required to pay additional funds to compensate for such adjustment.

Pursuant to the terms of the Notes, the Company shall default if (i) the Company fails to pay amounts due within 15 days of maturity, (ii) failure of the Company to comply with any provision of the Notes upon ten days written notice; (iii) bankruptcy or insolvency or (iv) any breach of the Agreement and such breach is not cured upon ten days written notice. Upon default by the Company, the Buyer may accelerate full repayment of all Notes outstanding and all accrued interest thereon, or may convert all Notes outstanding (and accrued interest thereon) into shares of common stock (notwithstanding any limitations contained in the Agreement and the Notes). The Buyer has a secured lien on three of our wells and would be entitled to foreclose on such wells in the event an event of default is entered. In the event that the foregoing was to occur, significant adverse consequences to the Company would be reasonably anticipated.

So long as any of the principal or interest on the Notes remains unpaid and unconverted, the Company shall not, without the prior written consent of the Buyer, (i) issue or sell any common stock or preferred stock, (ii) issue or sell any Company preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock, (iii) incur debt or enter into any security instrument granting the holder a security interest in any of the assets of the Company or (iv) file any registration statement on Form S-8.

The Buyer has contractually agreed to restrict their ability to convert the Notes and receive shares of our common stock such that the number of shares of the Company common stock held by a Buyer and its affiliates after such conversion or exercise does not exceed 9.9% of the Company's then issued and outstanding shares of common stock.

The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008 and still holds an option to close on additional financing for $750,000 in Notes. The terms of the second financing for $400,000 are identical to the terms of the $1,600,000 Note, as disclosed in detail on the Company filing on October 2, 2008 on Form 8-K - Unregistered Sale of Equity Securities, Financial Statements and Exhibits. The Notes are convertible into our common stock, at the Buyer's option, at a conversion price equal to 85% of the volume weighed average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share.

As of the date hereof, the Company is obligated on the Notes issued to the Buyer in connection with this offering. The Notes are a debt obligation arising other than in the ordinary course of business, which constitute a direct financial obligation of the Company.

The above securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the investors were an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

ITEM 6. EXHIBITS

Exhibits (numbers below reference Regulation S-B, Item 601)

3.1	Certificate of Incorporation filed November 9, 1992(1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997(2)

3.3	Restated Certificate of Incorporation filed May 29, 2003

3.4	Restated By-laws (filed as an exhibit to the Form 10-QSB for the quarter ended September 30, 2004)

3.5	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock of Emvelco Corp. (9)

3.6	Certificate of Amendment to the Restated Certificate of Incorporation (13)

4.1	Securities Purchase Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (14)

4.2	Convertible Note issued to Trafalgar Capital Specialized Investment Fund, Luxembourg (14)

4.3	Security Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (14)

4.4	Pledge Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (14)

10.1	Shares Purchase Agreement between PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company, and Euroweb International Corp., a Delaware corporation (3)

10.2	Guaranty by Euroweb International Corp., a Delaware corporation, in favor of PanTel Tavkozlesi es Kommunikacios rt., a Hungarian company (3)

10.3
Shares Purchase Agreement between Vitonas Investments Limited, a Hungarian corporation, Certus Kft., a Hungarian corporation, Rumed 2000 Kft., a Hungarian corporation and Euroweb International Corp., a Delaware corporation, dated as of February 23, 2004. (4)

10.4	Share Purchase Agreement by and between Euroweb International Corp. and Invitel Tavkozlesi Szolgaltato Rt. (5)

10.5	Investment Agreement, dated as of June 19, 2006, by and between Euroweb RE Corp. and AO Bonanza Las Vegas, Inc. (6)

10.6	Sale and Purchase Agreement, dated as of February 16, 2007, by and between Emvelco Corp. and Marivaux Investments Limited (7)

10.7	Stock Transfer and Assignment of Contract Rights Agreement, dated as of May 14, 2007 among Emvelco Corp., Emvelco RE Corp., The International Holdings Group Ltd., and Verge Living Corporation (8)

10. 8	Memorandum of Understanding, dated as of May 31, 2007, among Emvelco Corp., Emvelco RE Corp., and Yossi Attia

10.9	Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated May 1, 2008 (9)

10.10	Form of Convertible Note dated May 1, 2008 (9)

10.11	Services Agreement dated June 11, 2008 by and between EMVELCO Corp. and Mehmet Haluk Undes (10)

10.12	Amendment No. 1 to the Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated June 11, 2008 (9)

10.13	Limited Liability Company Operating Agreement of Vortex Ocean One, LLC, a Nevada limited liability company (11)

10.14	Form of Subscription Agreement (11)

10.15	Form of Common Stock Purchase Agreement (11)

10.16	Drilling Agreement (11)

10.17	Employment Agreement by and between Emvelco Corp. and Michael M. Mustafoglu (15)

10.18	Mergers and Acquisitions Consulting Agreement between the Company and TransGlobal Financial LLC (12)

31 1	Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of VORTEX RESOURCES CORP. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 2	Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of VORTEX RESOURCES CORP. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10) Filed as an exhibit to the Form 8K Current Report filed June 13, 2008

(11) Filed as an exhibit to the Form 8K Current Report filed July 9, 2008

(12) Filed as an exhibit to the Form 8K Current Report filed July 17, 2008

(13) Filed as an exhibit to the Form 8K Current Report filed August 1, 2008

(14) Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on October 2, 2008.

(15) Incorporated by reference to the Form 10Q filed with the Securities and Exchange Commission on August 19, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California, on November 14, 2008.

VORTEX RESOURCES CORP.

By:	/s/Yossi Attia
Yossi Attia
Chief Executive Officer and Principal Financial Officer