Form 10-K
period 2008-12-31
VORTEX RESOURCES CORP.
filed 2009-04-15
CIK 905428

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________

Commission File Number 001-12000

VORTEX RESOURCES CORP.
(Name of small business issuer as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210
 (Address of principal executive offices)

Issuer’s telephone number, including area code: (310) 461-3559

Issuer’s facsimile number, including area code: (310) 461-1901

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.001 per share	OTC BB

Preferred Stocks Series B par value $0.001 Per share	OTC BB

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The registrant’s total revenues for the year ended December 31, 2008 were $0.

The aggregate market value of the registrant’s common stock (the only class of voting  stock) held by non-affiliates of the Company as of April 14, 2009 was $5,889,256 based on the closing price of the registrant’s common stock on such date of $0.625 as reported by the Over the Counter Bulletin Board.

At April 15, 2009, 97,884,347 shares of common stock were outstanding of which 9,422,809 were held by non-affiliates of the Company (said number of shares is post reverse split of 1:100 that became effective on February 24, 2009).

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☐

ITEM 1.	DESCRIPTION OF BUSINESS

History of Business

Vortex Resources Corp, formerly known as (“f/k/a”) Euroweb International Corp. and Emvelco Corp., is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993. Vortex Resources Corp. and its consolidated subsidiaries are collectively referred to herein as “Vortex” or the “Company”. Vortex’s business that was first implemented in 1997 was identifying, developing and operating companies within emerging industries for the purpose of consolidation and sale if favorable market conditions exist. Through December 31, 2007, the Company invested in the real estate development, and in the financing business through Emvelco RE Corp. (“ERC”) and its subsidiaries in the United States of America (“US”) and in Europe. The Company commenced operations in the investment real estate industry through the acquisition of an empty, non-operational, wholly-owned subsidiary ERC, which was acquired in June 2006. Primary activity of ERC included investment, development and subsequent sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies, directly or via majority or minority owned affiliates. The Company’s headquarters are located in Beverly Hills, California.

Through its subsidiaries and series of agreements with ERC, the Company developed and sold in 2007 three properties in the Los Angeles vicinity. The balance of the Company real estate interests were sold during 2008. The Company does not have currently any further properties in the real estate industry.

In 2008, the Company changed or amended its business model to focus on the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders. Effective August 19, 2008, the Company changed its name to Vortex Resources Corp., which was accomplished by merger of a wholly owned subsidiary into the Company with the Company being the survivor entity. On May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the “DCG Agreement”) with Davy Crockett Gas Company, LLC (“DCG”) and its members (“DCG Members”). Pursuant to the DCG Agreement, the Company acquired and the DCG Members sold, 100% of the outstanding membership in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air, California.  As a newly formed designated LLC, DCG holds certain development rights for gas drilling in Crockett County, Texas. DCG has entered into the final DCG Agreement with the Company, which provided that the members sold all of their membership units to the Company in exchange for 50 million preferred shares of the Company. The sales price was $50 million, as calculated by the 50 million shares at an agreed price of $1.00

The Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce, and more effectively manage, its regulatory and administrative costs, and to enable Company’s management to better focus on its business of developing the natural gas drilling rights recently acquired in connection with the acquisition of DCG.

DCG, a wholly owned subsidiary is a limited liability company and was organized in Nevada on February 22, 2008. The Company’s members’ capital accounts consist of 10,000 units. As of December 31, 2008, 10,000 member’s units are issued and outstanding.  DCG has obtained drilling rights from a third party in Wolfcamp Canyon Sandstone Field in West Texas and entering the natural gas production & exploration, drilling, and extraction business.  DCG has the option to purchase rights on up to 180 in-fill drilling locations on about specific 3,600 acres, based on a 20 acres spacing.  The field was first developed in the 1970s on a 160 acre well spacing and was later reduced based on a small radius of the wells drainage. The spacing has subsequently been reduced to 40 acres, 20 acres, and 10 acres accordingly. DCG’s drilling program is based on 20 acres spacing.

DCG has obtained a current reserve evaluation report from an independent engineering firm, which classifies the gas reserves as “proven undeveloped”.  According to the independent well evaluation, each well contains approximately 355 MMCF (355,000 cubic feet) of recoverable natural gas.

As a result of the series of these reverse merger transactions described above, the Company’s ownership structure at December 31, 2008 is as follows (designated for sale – see subsequent events):

100% of DCG – discontinued operations
50% of Vortex Ocean One, LLC
7% of Micrologic, (Via EA Emerging Ventures Corp)
100% of 610 N. Crescent Heights, LLC and 50% of 13059 Dickens, LLC – both properties divested

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Vortex Strategy

2008 - INVESTMENTS AND DEVELOPMENT OF RESOURCES

In 2008, the Company changed or amended its business model to focus on the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders. Effective August 19, 2008, the Company changed its name to Vortex Resources Corp., which was accomplished by merger of a wholly owned subsidiary into the Company with the Company being the survivor entity. On May 1, 2008, the Company entered into the DCG Agreement with DCG and divested during 2008 its real estate interests.

Although the Company primarily focuses on the operation and development of its core businesses, the Company pursues consolidations and sale opportunities as presented in order to develop its core businesses as well as outside of its core business.  The Company may invest in other unidentified industries that the Company deems profitable. If the opportunity presents itself, the Company will consider implementing its consolidation strategy with its subsidiaries and any other business that it enters into a transaction. However, except as set forth below, the Company does not presently have any plans, proposals or arrangements to redeploy its remaining capital funds or engage in any specific acquisitions. The Company has not yet identified any additional specific industries in which to invest, other than disclosed on subsequent events, which are part of this filing.

On January 20, 2009, the Company entered into a Term Sheet (the “Term Sheet”) with Yasheng Group (“Yasheng”) a group of companies engaged in the agriculture, chemicals and biotechnology businesses in the Peoples Republic of China and the export of such products to the United States, Canada, Australia, Pakistan and various European Union countries. Yasheng is also developing a logistics centre and eco-trade cooperation zone in California (the “Project”). Yasheng purchased 80 acres of property located in Victorville, California (the “Project Site”) to be utilized for the Project. It is intended that the Project will be implemented in two phases, first, the logistic centre, and then the development of an eco-trade cooperation zone. The preliminary budget for the development of the Project is estimated to be approximately $400M. As set forth in the Term Sheet, Yasheng has received an option to merge all or part of its assets as well as the Project into the Company. As an initial stage, Yasheng will contribute the Project Site to the Company which will be accomplished through either the transferring title to the Project Site directly to the Company or the acquisition of the entity holding the Project Site by the Company. As consideration for the Project, the Company will issue Yasheng 130,000,000 shares of common stock (on a post reverse split basis). In addition, the Company will be required to issue Capitol Properties, an advisor, 100,000,000 shares of common stock (on a post reverse split basis).  At the second stage, if Yasheng exercises its option within its sole discretion, it may merge additional assets that it owns into the Company in consideration for shares of common stock of the Company. In the event that Yasheng exercises this option, the number of shares to be delivered by the Company will be calculated by dividing the value of the assets by the volume weighted average price for the ten days preceding the closing date. The value of the assets contributed by Yasheng will be based upon the asset value set forth in its audited financial statements. On March 2009, the Company and Yasheng entered into an amendment of the Term Sheet (the “Amendment”), pursuant to which the parties agreed to explore various areas including an alliance with third parties, a joint venture with various Russian agencies floating nuclear power plants and the lease of an existing logistics center in Inland Empire, California; in accordance with the Amendment, the Company, as an advance issuance, has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the above ventures

The above transaction is subject to the drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. As such, there is no guarantee that the Company will be able to successfully close the above transaction.

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained a current reserve report for the Company’s interest in DCG and Vortex One, which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirety.

2007 - INVESTMENTS AND REAL ESTATE DEVELOPMENT IN THE UNITED STATES OF AMERICA

In June 2006, the Company commenced its financial investments in the real estate industry through the acquisition of ERC. ERC was a shell corporation with no operations seeking opportunities in the real estate industry. Based on the parameters set by the Board of Directors, ERC’s opportunities were limited as follows:

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

OTHER INVESTMENTS

EA Emerging Ventures Corp. (“EVC”).

On August 30, 2006, the Company entered into an agreement by and between the Company and Ashfield Finance LLC (“Ashfield”), a Delaware limited liability company to form, develops and initially funds EVC, a Nevada Corporation. The agreement was developed for the purpose of identifying Electronic Design Automation (“EDA”) and IT development projects, as well as potential financing of real estate properties related thereto and other business ventures and investments. EVC was owned 50% by the Company and 50% by Ashfield. The Company shall provide the initial funds for implementation of the business purposes of the joint venture and shall be entitled to a first priority return on any proceeds or income received by EVC. Ashfield shall provide services in the area of business, finance and taxation advice and has entered into a Consulting Agreement with EVC regarding these services. In consideration for such services, Ashfield shall receive its 50% interest as well as a payment of $10,000 per month. EVC is evaluated various projects, yet at the relevant time, had not presented the Company with a specific project for consideration. AS lack of vital project to EVC, the company and Ashfield amended their holdings, so the Company own 100% of EVC effective from inception. The company vested its holding in Micrologic via EVC.

Micrologic, Inc.

On October 11, 2006, as the first transaction in connection with the agreement with Ashfield (where Ashfield and EVC accepted no consideration) (see above), the Company entered into a Term Sheet that will be formally documented in a contract with associated exhibits, License Agreement and Warrants by and between the Company and Dr. Danny Rittman - a third party, in connection with the formation and initial funding of Micrologic, Inc. (“Micrologic”), a Nevada corporation, for the design and production of EDA applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBox TM  tools suite which shortens the time to market factor. NanoToolBox TM is a smart platform that is designed to accelerate IC’s design time and shrink time to market factor. The Term Sheet provides for an initial investment by the Company of up to $1.0 million, with warrants to purchase additional equity for additional investment. Initially, the Company owned 25.1% and Dr. Rittman owned 74.9% of Micrologic, Inc. however, the Company has no influence over the operation of Micrologic.

The Company’s interest in Micrologic has been consolidated as of January 1, 2007 in accordance with FIN46R, “Consolidation of Variable Interest Entities”, due to Micrologic’s sole reliance on the Company to finance its’ ongoing business activities. Emvelco has exposure to a majority of the expected losses and/or expected residual returns of Micrologic.  On November 15, 2007, the Company entered into a Settlement and Release Agreement and Amendment No. 1 (the “Amendment”) to that certain Term Sheet Agreement (the “Agreement”) which was entered into by and between Dr. Danny Rittman (“Rittman”) and the Company and which the Amendment is entered into by and between the same parties. Pursuant to the Agreement, the Company was obligated to fund Micrologic $1 million and has funded $400,000 to date. Pursuant to the Amendment, the Company shall only be required to fund an additional $50,000 for a total investment of $450,000, and shall receive 100,000 shares of Micrologic (vested via EVC) represents about ten percent (10%) equity ownership in Micrologic, prior to further dilution.

The Amendment also contains a settlement and release clause releasing the parties from any further obligations to each other.  As of December 31, 2007, the Company has consolidated the results of operation of Micrologic, however, pursuant to the Settlement and Release Agreement, the Company did not consolidate the balance sheet at December 31, 2007, nor will it consolidate future results of operations. During 2008, Micrologic raised about $1,500,000 in gross proceeds via private placement to third parties. Post the placement, the Company was diluted to about 6.161% holding with Micrologic, and to about 5.294% based on fully diluted basis per said placement.

DCG Transaction:

Based on series of agreements commonly known as “reverse merger” which were formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the “DCG Agreement”) with Davy Crockett Gas Company, LLC (“DCG”) and its members (“DCG Members”). Pursuant to the DCG Agreement, the Company acquired and the DCG Members sold, 100% of the outstanding membership in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air, California.  DCG held certain development rights for gas drilling in Crockett County, Texas. DCG has entered into the final DCG Agreement with the Company, which provided that the members sold all of their membership units to the Company in exchange for 50 million preferred shares of the Company. The sales price was $50 million, as calculated by the 50 million shares at an agreed price of $1.00.

Based on a new current reserve report (see supplemental information on gas and oil – financial statements), in lieu of the world economy turmoil and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” -  goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based a market approach.  For the year ended December 31, 2008, an analysis was performed on the goodwill associated with the investment in DCG, and impairment was charged against the P&L for approximately $35.0 million.

Vortex Ocean One, LLC

On June 30, 2008, the Company formed a limited liability company with Tiran Ibgui, an individual (“Ibgui”), named Vortex Ocean One, LLC (the “Vortex One”). The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company’s wholly owned subsidiary DCG (as reported on the Company’s Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One.  Mr. Ibgui paid $525,000 as cash consideration for his 50% ownership in Vortex One and the Company issued 525,000 common shares at an establish $1.00 per share price for its 50% ownership in Vortex One. In essence the agreements between the Company and Ibgui, allow him to recover his cash investment based on obtaining 80% from any future proceeds from specific 4 wells, and then after Ibgui has retained his investment, the parties would share future income based on 50/50 split. Mr. Ibgui was also granted security in form of mortgage 4 wells, until he recovered his investment in full. In October and November 2008, the Company entered into settlement arrangements with Mr. Ibgui, whereby the Company agree to transfer the 525,000 common shares previously owned by Vortex, as well as pledging its interests with the 4 wells.

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained a current reserve report for the Company’s interest in DCG and Vortex One, which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely. On October 29, 2008, the Company entered into a settlement arrangement with Mr. Ibgui, whereby the Company agreed to transfer the 525,000 common shares previously owned by Vortex One to Mr. Ibgui. Further, in February 28, 2009, Ibgui, as the secured lender to Vortex One, directed Vortex One to assign the term assignments with 80% of the proceeds being delivered to Ibgui, as secured lender, and 20% of the proceeds being delivered to the Company - as per the original agreement.

The transaction closed on February 28, 2009 in consideration of a cash payment in the amount of $225,000, a 12 month promissory note in the amount of $600,000 and a 60 month promissory note in the amount of $1,500,000. Mr. Ibgui paid $25,000 fee, and from the net consideration of $200,000 Mr. Ibgui paid the Company its 20% portion of $40,000 on March 3, 2009. No relationship exists between Ibgui, the assignee of the leases and the Company and/or its affiliates, directors, officers or any associate of an officer or director.

Crescent Heights and Dickens LLC

The Company formed and organized 610 N Crescent Heights LLC and 13059 Dickens LLC, for the purpose of developing two separate single family homes for future sales.. The Company owns 100% of subsidiary 610 N. Crescent Heights, LLC, which is located in Los Angeles, CA.  On April 2008, the Company obtained Certificate of Occupancy from the City of Los Angles, and listed the property for sale at selling price of $2,000,000. At September 30, 2008, the Company sold the property for the gross sale price of $1,990,000.   The Company has resolved to discontinue its real estate operations.  (Note 10)

The Company owns 50% of 13059 Dickens, LLC, as reported by the Company on Form 8-K on December 21, 2007, through a joint venture with a third party at no cost to the Company. As all balances due under this venture is via All Inclusive Trust Deed, and in lieu of the Company new strategy, the Company entered advanced negotiations with regards to selling its interest to the other party at no cost to the Company, or liability, by conveying back title of said property, and releasing the Company from any associated liability. As of September 30, 2008, the project was sold back to the third party, by reversing the transaction, at no cost to the Company.

We formed and organized 13059 Dickens LLC, a California limited liability company (the “Dickens LLC”) on November 20, 2007 to purchase and develop that certain property located at 13059 Dickens Street, Studio City, California 91604 (the “Dickens Property”). On December 5, 2007, the Dickens LLC entered into an All Inclusive Deed of Trust, All Inclusive Promissory Note in the principal amount of $1,065,652.39, Escrow Instructions and Grant Deed in connection with the purchase of the Dickens Property. Pursuant to the All Inclusive Deed of Trust and All Inclusive Promissory Note, the Dickens LLC purchased the Dickens Property for the total consideration of $1,065,652.39 from Kobi Louria (“Seller”), an unrelated third party and fifty percent (50%) owner of the Dickens LLC. The Company and Seller formed the Dickens LLC to own and operate the Dickens Property and to develop a single family residence at the location. The Dickens LLC is owned 50/50 by the Company and Seller.

History of Acquisitions and Dispositions - ISP and IT industry

The Company participated in the ISP market in Central Europe through various acquisitions of companies in that geographic area. In 2005, the scope of the Company’s business activity was changed by the decision to sell the Company’s operations in the ISP market and furthermore by the acquisition of Navigator, a company active in the IT services industry. In 2007, the Board also approved the exit from IT service industry, and completed the exit with the sale of Navigator. Currently, the Company has no operations in Hungary. A history of the Company’s acquisitions and disposals within the ISP and IT industry are presented below.

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

On October 7, 2005, the Company acquired all of the outstanding shares of Navigator, a Hungary-based provider of IT outsourcing, applications development and IT consulting services. Consideration paid in the amount of $10,760,772 consisted of $8,500,000 in cash and 441,566 shares of the Company’s common stock valued at $1,752,134 excluding registration cost, and $508,638 in transaction costs (consisting primarily of professional fees incurred related to attorneys, accountants and valuation advisors). On December 19, 2005, the Company entered into a share purchase agreement with Invitel for the sale of Euroweb Hungary and Euroweb Romania. The purchase price for the subsidiaries specified in the share purchase agreement was approximately $30 million. As part of the closing, approximately $6 million of the cash proceeds paid by Emvelco were paid to Euroweb Hungary in exchange for the 85% ownership of Navigator currently held by Euroweb Hungary. This cash was used by Euroweb Hungary for the repayment of an approximately $6 million bank loan obtained for the acquisition of Navigator. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006.  On February 16, 2007, the Company completed the disposal of Navigator. The purchase price paid to the Company is $3,200,000 in cash and the transfer to the Company of 622,531 shares of the Company. On May 3, 2007 the Company surrendered 622,531 stock certificates together with stock powers to American Stock Transfer & Trust Company, the Company’s transfer agent for cancellation and return to Treasury.

Romania

On May 19, 2000, the Company purchased all of the Internet related assets of Sumitkom Rokura, S.R.L., an ISP in Romania, for $1,561,125 in cash. The acquisition was accounted for as an asset purchase with a value of $1,150,000 being assigned to the customer lists acquired. On June 14, 2000, the Company acquired all of the outstanding shares of capital stock of Mediator S.A., an ISP in Romania for $2,040,000 in cash and the assumption of a $540,000 liability to the former owner payable in annual installments of $180,000, commencing on June 1, 2001. Goodwill arising on this purchase was $2,455,223. Immediately after the purchase, the name of this company was changed to Euroweb Romania. This acquisition was effective as of July 1, 2000. On December 19, 2005, The Company entered into a share purchase agreement with Invitel for the sale of Euroweb Hungary and Euroweb Romania. The purchase price for the subsidiaries specified in the share purchase agreement was approximately $30 million. As part of the closing, approximately $6 million of the cash proceeds paid by Emvelco were paid to Euroweb Hungary in exchange for the 85% ownership of Navigator currently held by Euroweb Hungary. This cash was used by Euroweb Hungary for the repayment of an approximately $6 million bank loan obtained for the acquisition of Navigator. The closing of the sale of Euroweb Hungary and Euroweb Romania occurred on May 23, 2006.

History of Acquisitions and Dispositions - Financial Investment and Real Estate Industry

On June 11, 2006, the Company commenced operations in the financial aspects of the real estate industry through the acquisition of a non-operational, wholly-owned subsidiary, ERC, which was acquired for a stock purchase price totally $1,000. The primary activity of ERC includes development and subsequent sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies, directly or via majority or minority owned affiliates. In the third quarter of 2006, ERC acquired the following non-operational asset holding companies: 51% in Huntley for a purchase price of $510, 66.67% of Stanley for a purchase price $667 and 100% of Lorraine for a capital contribution of $1,000. On December 31, 2006, The Company and its wholly-owned subsidiary ERC entered into an Exchange Agreement with Verge and its sole shareholder, TIHG. The Exchange Agreement closed on December 31, 2006. Pursuant to the Exchange Agreement, ERC issued 1,308 new shares to TIHG in exchange for 100% of the outstanding securities of Verge, resulting in TIHG having voting control over ERC. Subsequent to the exchange, The Company owned 43.33% of ERC, while TIHG owned the remaining 56.67%. Verge became a wholly-owned subsidiary of ERC.

On May 14, 2007, pursuant to the Stock Transfer Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) in ERC to TIHG to submit to ERC for cancellation and return to Treasury. ERC, TIHG and Verge agreed to assign to the Company all rights in and to the Investment Agreement. On October 15, 2007, The Company delivered that certain Notice of Exercise of Options (“Notice”) to ERC, TIHG, Verge and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties. Pursuant to the Notice, The Company, subject to performance under the Upswing Agreement (see below) intends to exercise its option (the “Verge Option”) to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Verge Option was exercisable in the amount of $5,000,000 payable in cash, but in no event is the option exercisable prior to Verge breaking ground, plus conversion of $10,000,000 loans given to Verge into Equity as consideration for 75,000 shares of Verge. Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, exercised its option (the “Sitnica Option”) to purchase ERC’s derivative rights and interest in Sitnica d.o.o. through ERC’s holdings (one-third (1/3) interest) in AP Holdings Limited (“AP Holdings”), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. (excluding ERC’s interest in AP Holdings). The Sitnica Option to be exercised in the amount of $4,000,000, payable by reducing the outstanding loan amount owing to the Company under the Investment Agreement by $3,550,000 and reducing the Company’s deposit with Shalom Atia, Trustee of AP Holdings, by $450,000. Based on the actual closing and exchange of shares with AGL, where Sitnica became fully owned subsidiary of AGL, the Company did not exercise its Sitnica option.

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company’s Form 8-K filed June 11, 2007), the Company, the Company’s chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC and Verge (collectively, the “Investors”) entered into an Agreement (the “Upswing Agreement”) with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as “Upswing”). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange – the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (““AGL”). In addition, the Investors intend to transfer rights and control of various real estate projects to AGL. The Investors and AGL then effected a transaction, pursuant to which the Investors and/or the Investors’ affiliates acquired about 76% of the AGL in consideration of the transfer of the rights to the various real estate projects (including Verge) to AGL (the “Transaction”). Upswing, among other items, advised the Investors on the steps necessary to effectuate the contemplated transfer of real estate project rights to AGL. Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, intended to exercise its option (the “Sitnica Option”) to purchase ERC’s derivative rights and interest in Sitnica d.o.o. through ERC’s holdings (one-third (1/3) interest) in AP Holdings Limited (“AP Holdings”), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. (excluding ERC’s interest in AP Holdings). The Sitnica Option was exercisable in the amount of $4,000,000, payable by reducing the outstanding loan amount owing to the Company under the Investment Agreement by $3,550,000 and reducing the Company’s deposit with Shalom Atia, Trustee of AP Holdings, by $450,000. On October 15, 2007, The Company delivered that certain Notice of Exercise of Options (“Notice”) to ERC, TIHG, Verge and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties. Pursuant to the Notice, Emvelco, subject to performance under the Upswing Agreement, intends to exercise its option (the “Verge Option”) to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Verge Option was exercisable in the amount of $5,000,000 payable in cash, but in no event is the option exercisable prior to Verge breaking ground, plus conversion of $10,000,000 loans given to Verge into Equity as consideration for 75,000 shares of Verge. The transaction was closed on November 2, 2007. Upon closing, Verge became a fully owned subsidiary of AGL and the Company owned 58.3% of AGL and consolidates AGL’s results in its 2007 financial statements.

As part of the AGL closing, the Company undertook to indemnify the AGL in respect of any tax to be paid by Verge, deriving from the difference between (a) Verge’s taxable income from the Las Vegas project, up to an amount of $21.7 million and (b) the book value of the project in Las Vegas for tax purposes on the books of Verge, at the date of the closing of the transfer of the shares of Verge to the Company.  Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $11 million. The Company believes it as no exposure under said indemnification. Atia Project undertook to indemnify AGL in respect of any tax to be paid by Sitnica, deriving from the difference between (a) Verge’s taxable income from the Samobor project, up to an amount of $5.14 million and (b) the book value of the project in Samobor for tax purposes on the books of Sitnica, at the date of the closing of the transfer of the shares of Sitnica to the Company.  Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $0.9 million. The Atia Project undertook to bear any additional purchase tax (if any is applicable) that Sitnica would have to pay in respect of the transfer of the contractual rights in investment real estate in Croatia, from the Atia Project to Sitnica. On April 29, 2008, the Company entered into Amendment No. 1 (“Amendment No. 1”) to that certain Share Exchange Agreement between the Company and Trafalgar Capital Specialized Investment Fund, (“Trafalgar”). Amendment No. 1 states that due to the fact that the Israeli Securities Authority (“ISA”) delayed the issuance of the Implementation Shares issuable from the Atia Group to Trafalgar, that the Share Exchange Agreement shall not apply to 69,375,000 of the Implementation Shares issuable under the Committed Equity Facility. All other terms of the Share Exchange Agreement remain in full force and effect.

The above transactions were closed on November 2, 2007. Upon closing, Verge and Sitnica became fully owned subsidiaries of AGL and the Company owns 58.3% of AGL and consolidates AGL’s results in 2007 financial statements.

Disposal of Atia Group LTD shares: On August 19, 2008 the Company entered into a final fee agreement with C. Properties Ltd. (“Consultant”), where the Company had to pay Consultant certain fees in accordance with the agreement entered into with the Consultant, the Consultant had agreed that, in lieu of cash payment, it would receive an aggregate of up to 734,060,505 shares of stock of the Atia Group Ltd. (the “Atia Shares”). The Consultant was not advised on the restructuring of the acquisition of DCG by the Company and in order to compensate the Consultant and avoid any potential litigation, the Company has agreed to waive the production requirements set forth in the Consultant Agreement and transfer all of the Atia Shares immediately which such transfer shall be considered effective January 1, 2008. There was goodwill recorded in the transaction with AGL totaling $1.2 million as of December 31, 2007.  Since this subsidiary was divested as of January 1, 2008 in compliance with the C Properties Agreement, this goodwill was impaired during the first quarter of 2008 and presented as a consulting, director and professional fees in the P&L

Based on the agreement, the Company disposed all its holdings in AGL effective January 1, 2008, and the company financials reflect such disposal.

Products and Services

Year 2008 Forward

In 2008, the Company changed amended its business model to focus on the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders.. Based on series of agreements commonly known as “reverse merger” which were formalized on May 1, 2008, the Company entered into the DCG Agreement with DCG and DCG Members. Pursuant to the DCG Agreement, the Company acquired 100% of the outstanding membership in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air, California.  As a newly formed designated LLC, DCG holds certain development rights for gas drilling in Crockett County, Texas – See more discussion of Oil & Gas as supplemental information included in this filling.

On January 20, 2009, we entered into a Term Sheet (the “Term Sheet”) with Yasheng Group (“Yasheng”) a group of companies engaged in the agriculture, chemicals and biotechnology businesses in the Peoples Republic of China and the export of such products to the United States, Canada, Australia, Pakistan and various European Union countries.  Yasheng is also developing a logistics centre and eco-trade cooperation zone in California (the “Project”). Yasheng purchased 80 acres of property located in Victorville, California (the “Project Site”) to be utilized for the Project.  It is intended that the Project will be implemented in two phases, first, the logistic centre, and then the development of an eco-trade cooperation zone. The preliminary budget for the development of the Project is estimated to be approximately $400M.

As set forth in the Term Sheet, Yasheng has received an option to merge all or part of its assets as well as the Project into the Company.  As an initial stage, Yasheng will contribute the Project Site to the Company which will be accomplished through either the transferring title to the Project Site directly to the Company or the acquisition of the entity holding the Project Site by the Company.  As consideration for the Project, the Company will issue Yasheng 130,000,000 shares of common stock (on a post reverse split basis).  On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities, based on the pro-ration set in the January Term Sheet.

Year 2007

Upon completion of the sale of Navigator in February 2007 (which is presented as discontinued operations for the year ended December 31, 2006); the Company no longer operates within the IT outsourcing industry. The Company’s business that was first implemented in 1997 is identifying, developing and operating companies within emerging industries for the purpose of consolidation and sale if favorable market conditions exist. Although the Company primarily focuses on the operation and development of its core businesses, the Company pursues consolidations and sale opportunities as presented in order to develop its core businesses as well as outside of its core business.  Since June 2006, the Company has focused on the financial aspects of acquisition, development, management, rental and sale of commercial, multi-family and residential real estate properties located primarily the United States of America (“US”) and Croatia. The Company is also engaged in investment and financing activities, as well as conducting real estate operations on its own properties. During 2007, the Company developed and sold three properties and as of December 31, 2007 the Company had two additional properties under development.  In addition, the Company has entered into a term sheet and is conducting due diligence with respect an oil and gas oppurtunity.

Organization

Project management

The Company employs five full-time professionals including management personnel which are responsible for project management, bid-management and operations service management activities. Their main tasks involve creating business and interaction with subsidiaries and vendors.

Employees

As of April 15, 2009, the Company employed a total of five full-time employees, all of whom are in executive and administrative functions.  We believe that our employee relations are good.

Competition

2007 - The real estate development business is highly competitive and fragmented. We competed with numerous real estate developers of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we made. Our dedication to customer satisfaction is evidenced by our consumer and value-based brand approach to product development, and we believe that this dedication distinguishes us in the homebuilding industry and would contribute to our long-term competitive advantage. The real estate industry in the United States, however, is highly competitive. In each of our market areas, there is numerous real estate developers with which we compete. We also compete with the resale of existing house inventory. Any provider of housing units, for-sale or to rent, including apartment builders, may be considered a competitor. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as well as manufactured housing. We compete primarily on the basis of price, reputation, design, location and quality of our homes. The real estate industry is affected by a number of economic and other factors including: (1) significant national and world events, which impact consumer confidence; (2) changes in the costs of building materials and labor; (3) changes in interest rates; (4) changes in other costs associated with home ownership, such as property taxes and energy costs; (5) various demographic factors; (6) changes in federal income tax laws; (7) changes in government mortgage financing programs, and (8) availability of sufficient mortgage capacity. In addition to these factors, our business and operations could be affected by shifts in demand for new homes.

2008 - We believe the current market conditions for the energy sectors are less than adequate from the demand side as evidence by collapsing off mineral prices, especially oil and gas. Even though there is no sufficient growth in supply to meet the growing energy needs, the turmoil in the financial markets affected heavily the energy price. These trends are un-predicable by management, and maybe address by bigger corporations than that DCG hoped to capitalize on. Some of these opportunities include the consolidation and rationalization of global energy assets. The emergence of unconventional resources i.e. tight gas sands, shale gas, oil sands and coal bed methane to name a few. There are also niche opportunities in established producing regions in emerging markets. In the renewable and alternative energy segments investment opportunities are growing as a result of global trends that are influencing governmental policies. We operate in the highly competitive oil and gas areas of acquisition and exploration, areas in which other competing companies have substantially larger financial resources, operations, staffs and facilities. Such companies may be able to pay more for prospective oil and gas properties or prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Sub-Prime Lending and World Economy Crisis

The mortgage credit markets in the U.S. have been experiencing difficulties as a result of the fact that many debtors are finding it difficult to obtain financing (hereinafter – the “Sub-prime crisis”).  The sub-prime crisis resulted from a number of factors, as follows: an increase in the volume of repossessions of houses and apartments, an increase in the volume of bankruptcies of mortgage companies, a significant decrease in the available resources for purposes of financing through mortgages, and in the prices of apartments. The financing of the project on the Verge subsidiary was contingent upon the future impact of the sub-prime crisis on the financial institutions operating in the U.S.  Said crisis put ERC as well as Verge Living Corporation in a fragile none –cash situation (Verge noticed the Company that it filled Bankruptcy in the beginning of 2009), which brought management to make provision for doubtful debts on all monitories balances associated with real estate of ERC and Verge.

The Sub-prime crisis has also had a significant negative impact on the pricing of natural gas and oil (as well as other commodities and industries).  The Company anticipates that the drop in the commodities prices will present major difficulties in obtaining financing for the drilling of wells and there is no assurance that the Company will be able to implement its business plan in a timely manner. In order to reduce the Company risks and more effectively manage its business and to enable Company management to better focus on its business on developing the natural gas drilling rights, the board of directors is pending a discussion and resolution vacating the DCG project and limiting the Company business to be more focus in the USA. Per the Yasheng venture, the board pending such decision to further develops projects that in alliance with the Yasheng Group core of business, of which DCG being infill domestic play are not synergetic, on top of not being profitable per current reserve report.

The US economy, as well as the all world economy entered into turmoil so deep, that any reasonable predication is no longer relevant, and management need to address new issues on daily basis.

 Risk Factors

In addition to the other information contained in this Annual Report on Form 10-KSB, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations or future prospects could be materially adversely affected by operating results, and could cause our actual results to differ materially from our plans, projections, or other forward-looking statements included in “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this Report.

We have incurred a loss from continuing operations for the prior periods and we will again incur net losses if we are unable to generate sufficient revenue and control costs.

We incurred losses from continuing operations of $21,175,251 and $827,223 for the years ended December 31, 2008 and 2007, respectively. We may not achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Our future performance is dependent upon the successful development and marketing of our services and products and additional acquisition about which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions (as occurring on daily basis), increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations.

If we are unable to generate sufficient cash from operations, we may find it necessary to curtail our development activities.

Significant capital resources will be required to fund our development expenditures. Our performance continues to be dependent on future cash flows from our properties, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our properties.

Our results of operations and financial condition are greatly affected by the performance of the energy industry.

Our activities are subject to numerous major factors beyond our control, including local market conditions (our properties are located and in areas where our potential customers operates), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and funding availability and changes in demographic conditions. Energy markets, especially the sub-industry of gas have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

Gas & Oil investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on gas properties values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

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

Operations on properties in which we have an interest are subject to extensive federal, state and local laws that regulate the industry from drilling to production, as well as the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply. We believe that the future operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties, and in substantial compliance with all of the industry laws

The real estate business is very competitive and many of our competitors are larger and financially stronger than we are which may affect our sales activities and margins

The real estate business is highly competitive. We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the USA and Croatia.

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

Our success will be dependent on the personal efforts of future Chief Executive Officer, which we did not identify yet. We do not have and do not intend to obtain “key-man” insurance on the life of any of our officers. The success of our company is largely dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense, and there can be no assurance that we will be able to hire or retain additional qualified management. The inability to attract and retain qualified management and other personnel will have a material adverse effect on our company as our key personnel are critical to our overall management as well as the development of our technology, our culture and our strategic direction.

The number of shares that certain shareholder will be entitled to receive per conversion feature he has to his preferred shares, and super voting powers. As a result, your ownership percentage in the company may be diluted in the future.

As disclosed by the Company form 8-K that was filled on December 5, 2008 the Company entered into and closed an Agreement with shareholder pursuant to which the Company issued 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the “Series B Stock”). The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company’s board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009. In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.

The number of shares that certain Shareholders will be entitled to receive per the Yasheng Term Sheet -  As a result, a shareholder’s ownership percentage in the Company may be diluted in the future

In March 2009, the Company and Yasheng entered into an amendment of the Term Sheet (the “Amendment”), pursuant to which the parties agreed to explore various areas including an alliance with third parties, a joint venture with various Russian agencies floating nuclear power plants and the lease of an existing logistics center in Inland Empire, California; in accordance with the Amendment, the Company, as an advance issuance, has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the above matters;

If the Term Agreement and/or Plan of Exchange (if needed) with Yasheng is not consummated, we will need substantial additional funding to identify and develop our business opportunities and for our future operations.

In the event the Term Sheet and future Plan of Exchange with Yasheng is not consummated, we will need to identify additional business opportunities, which will require a commitment of substantial funds to conduct the costly and time-consuming research and due diligence approvals and bring our product candidates to market. We will need to raise substantial additional capital to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent we raise additional funds by issuing equity securities; our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock. Moreover, we may enter into financing transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the market price of our common stock.

 Risks Related to the Company’s Financial Results and Need for Financing

The combined company’s operations in the real estate and oil and gas areas may never achieve or sustain profitability.

DCG is a newly formed oil and gas development company and has no operating history.  As DCG was formed specifically to consummate this transaction, to date, DCG has not derived any revenue, and faces many difficulties in lieu of collapsing of gas prices. DCG does anticipate that it will generate revenue from the sale of oil and/or gas for foreseeable future. If DCG’s is unable to generate revenue through the sale of oil and gas or The Company is unable to generate sales in connection with the development of its other business opportunities, the company may never become profitable. Even if the company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. Based on pending board resolution, the Company will desert the DCG operation, in lieu of the turmoil in the world and US economy.

The Company  require substantial additional funding promptly after the consummation of the Agreement and Plan of Exchange to continue developing its  oil and gas operations, which may not be available to the combined company on acceptable terms, or at all. Any such financing will dilute your ownership interest in the combined company.

The Company will need to raise substantial additional capital to explore additional business opportunities as well as develop its oil and gas projects.  Until the combined company can generate a sufficient amount of revenue to finance its cash requirements, which the combined company may never do, the combined company expects to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Sales of additional equity securities will reduce your ownership percentage in the combined company. The combined company does not know whether additional financing will be available on acceptable terms, or at all.  If the combined company is not able to secure additional equity or debt financing when needed, the combined company may not be able to explore its real estate and oil and gas ventures. This could lower the economic value of these collaborations to the combined company.

Risks Related to the Company’s Oil and Gas Business

We acquired rights for oil and gas development properties that are located in Texas, making us vulnerable to risks associated with operating in one geographic area.

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

We do not have any long-term supply or similar agreements with governments or other authorities or entities for which we act as a producer. We are therefore dependent upon our ability to sell oil and gas at the prevailing wellhead market price, which collapse lately dramatically. There can be no assurance that Plan of Exchange will be available or that the prices they are willing to pay will remain stable.

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

You should not assume that the present value of future net revenues from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those presented using the present value estimate. Please note that in the last two quarters of 2008 the price of oil and gas decreases by more than 65% with huge volatility.

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

Neither the Company nor DCG has ever paid cash dividends on its common stock, nor do we not anticipate that the company will pay cash dividends on its common stock in the foreseeable future.

Neither The Company nor DCG has ever declared or paid cash dividends on its common stock. We do not anticipate that the combined Company will pay any cash dividends on its common stock in the foreseeable future. The combined Company intends to retain all available funds and any future earnings to fund the development and growth of its business. As a result, capital appreciation, if any, of the combined Company’s common stock will be your sole source of gain for the foreseeable future.

Possible Future Capital Needs.

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital for at least the next 12 months. The Company, however, required obtaining additional financial resources for the development of properties. Therefore, the Company need to raise additional funds in order to support more rapid expansion and capital expenditure, acquire complementary businesses or technologies or take advantage of unanticipated opportunities through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products or take advantage of future opportunities either of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

No Dividends.

It has been the policy of the Company not to pay cash dividends on its common stock. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

Potential Issuance of Additional Common and Preferred Stock.

The Company is currently authorized to issue up to 400,000,000 common shares. The Board of Directors of the Company will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Board of Directors of the Company is also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

ITEM 2.	DESCRIPTION OF PROPERTIES

2008 – Via the Company holdings in DCG which obtained drilling rights from a third party in Wolfcamp Canyon Sandstone Field in West Texas, the Company has the option to purchase rights on up to 180 in-fill drilling locations on about specific 3,600 acres, based on a 20 acres spacing.  The field was first developed in the 1970s on a 160 acre well spacing and was later reduced based on a small radius of the wells drainage. The spacing has subsequently been reduced to 40 acres, 20 acres, and 10 acres accordingly. The Company drilled four wells which had been connected to the main line, yet not producing due to a dispute with the driller, as well as other parties. Said wells were sold to a third party by the Company partner in Vortex One – for details, see – financial Statements – Subsequent events.

On September 2008 the Company headquarters was relocated to: 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210 in a month-to-month lease paying $219 per month. The Company getting operational and accounting service from ERC offices located at: 1061 ½ North Spaulding Ave., West Hollywood, CA 90046. In management’s opinion, the property is in good condition and its office space is currently adequate for its operating needs.

The following table lists the office space that the Company, as of December 31, 2007,

Lessee	Address of Property	Primary Use	Sq. feet	Rent Amount/ Month	Lease Terms

ERC	1061 ½ N. Spaulding Ave. Los Angeles, CA 90046	General operation,	1,500	$2,500	5 years from June 2006

Verge*)	Main Street Las Vegas, NV 89101 (Adjacent to Verge Property)	Sales Center for Verge project	Approximately 2 Acres of Vacant Land	$3,500	2 years from January 1, 2008

Verge	2406 Sexton, North Las Vegas,**) Nevada	Back office and storage	1,500	$2,000	Month-to-Month

*)
During 2007 Verge leased a different lot for Sale Center for $13,500 per month on month-to month basis. Verge surrender said lot on February 2008, and retains its security deposit back on March 7, 2008.

**)	Space was leased from Mr. Yossi Attia – the Company CEO

The following is a summary of property, or lots, owned by the Company as of December 31, 2007, which were intended for development (all properties in the list were disposed in 2008):

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
617 1st Street, Las Vegas, NV 89101
701 1st Street, Las Vegas, NV 89101
703 1st Street, Las Vegas, NV 89101
705 1st Street, Las Vegas, NV 89101
Plan to build up to 296 condos (number of units may be changed due to re-alignment) plus commercial retail in down town Las Vegas..

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

2006 Shareholder Lawsuit

On April 26, 2006, a lawsuit was filed in the Delaware Court of Chancery (the “Court”) by a stockholder of the Company against the Company, each of the Company’s Directors and certain stockholder of the Company that beneficially owned 39.81% of the Company’s outstanding common stock at the date of the lawsuit. The parties entered into a stipulation of settlement on April 3, 2007. The settlement will provide for dismissal of the litigation with prejudice and is subject to Court approval. As part of the settlement, the Company has agreed to attorneys’ fees and expenses to plaintiff’s counsel in the amount of $151,000. Pursuant to the stipulation of settlement, the Company sent out notices to the members of the class on May 3, 2007. A fairness hearing took place on June 8, 2007, and, as stated above, the Order was entered on June 8, 2007.

2007 Litigation

The Company filed a complaint in the Superior Court for the County of Los Angeles, against a foreign attorney. The case was filed on February 14, 2007, and service of process has been done. In the complaint the Company is seeking judgment against this attorney in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. Defendant has not yet appeared in the action. The Company believes that it has a meritorious claim for the return of monies deposited with defendant in a trust capacity, and, from the documents in the Company’s possession, there is no reason to doubt the validity of the claim. During April 2007 defendant returned $92,694 (70,000 Euros at the relevant time) which netted to $72,694 post legal expenses; the Company has granted him a 15-day extension to file his defense. Post the extension and in lieu of not filing a defense, the Company filed for a default judgment. On October 25, 2007 the Company obtained a California Judgment by court after default against the attorney for the sum of $249,340.65. However, management does not have any information on the collectability of said judgment that entered in court.

Verge Bankruptcy

Verge which was a wholly owned subsidiary of AGL, where AGL is a majority owned subsidiary of the Company filed for bankruptcy in Chapter 11 proceedings in February 2009.  As of today, the Company does not believe it will have a material liability in relation to these proceeding, yet the Company advised that in lieu of its past holdings (see AGL transaction) and current in-direct involvement (via Ocean One, and/or Trafalgar – see below) it may be named as defendants.

A consultant that was terminated by an ex-affiliate of the Company, named the Company as a defendant in litigation that the Company has neither any interest nor liability. The Company position is that naming the Company in said litigation is malicious. The Company filed an answer to said complaint requesting dismissal. In lieu of Verge bankruptcy proceeding an automatic stay was announced by Verge on the main complaint.

On November 21, 2007 a Construction Company filed a demand for arbitration proceeding against Verge in connection with amounts due for general contracting services provided by them during the construction of the Company Sales Center. Verge lost said arbitration, yet failed to pay the judgment.

Registration Settlement

The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. As of June 30, 2008 (effective March 31, 2008), the Company was in default of the Registration Rights Agreement and therefore made a provision for compensation for $150,000 to represent agreed final compensation (the “Penalty”).

The holder of the Penalty subsequently assigned the Penalty to three unaffiliated parties (the “Penalty Holders”). On December 26, 2008, the Company closed agreements with the Penalty Holders pursuant to which the Penalty Holders agreed to cancel any rights to the Penalty in consideration of the issuance 6,666,667 shares of common stock to each of the Penalty Holders. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Trafalgar Capital Litigation

The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established financial relationship which should create source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in this filling). The Company position is that the DCG transactions (among others) would not have been closed by the Company, unless Trafalgar will provide the needed financing needed for the drilling program.

On December 4, 2008 in lieu of the world economy crisis, the company addressed Trafalgar formally to summarize amendment to exiting business practice and modification of terms for existing As well as future financing. On January 16, 2009 based on Trafalgar default, the Company sent to Trafalgar notice of default together with off-set existing alleged notes due to Trafalgar to mitigate the Company losses.

Representative of the parties having negotiations, trying to resolve said adversaries between the parties, with the Company position that in any event the alleged notes to Trafalgar should be null and void by the Company. On April 14, 2009 the Company filled a complaint against Trafalgar and its affiliates, for breach of agreement and damages.

Vortex One

As described in this report, the Company via Vortex One commended its DCG’s drilling program, where Vortex One via its member Mr. Ibgui, was the first cash investor. Since said cash investment was done in July 2008, the Company defaulted on terms, period and presentations (based on third parties presentations). In lieu of series of defaults of third parties, Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments – see subsequent events. As Mr. Ibgui via Vortex One entered into future proceeds sale agreement with Verge, and since Verge is under Bankruptcy, the company was advised verbally that a complaint to establish the rights of Verge may be filled where the Company will be named as a party to said lawsuit.

Mustafoglu Litigation

On August 19, 2008, the Company entered into that certain Employment Agreement with Mike Mustafoglu, effective July 1, 2008, pursuant to which Mr. Mustafoglu agreed to serve as the Chairman of the Board of Directors of the Company for a period of five years. On December 24, 2008, Mike Mustafoglu resigned as Chairman of the Board of Directors of the Company to pursue other business interests. Further, that certain Mergers and Acquisitions Consulting Agreement between the Company and Tran Global Financial LLC, a California limited liability company (Mr. Mustafoglu is the Chairman of Tran Global) was terminated.  Via its consultant the Company issued a notice to Mr. Mustafoglu that it hold him responsible for all the damages the Company suffering and will suffer in lieu of his presentations, negligence and co-conspire with others to damage the Company.

On July 1, 2008, DCG entered into a Drilling Contract (Model Turnkey Contract) (“Drilling Contract”) with Ozona Natural Gas Company LLC (“Ozona”). Pursuant to the Drilling Contract, Ozona has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells scheduled for as later phase, by Ozona and Mr. Mustafoglu, as well as the wells locations. Based on Mr. Mustafoglu negligence and executed un-authorized agreements with third parties, the Company become adversary to Ozona and others with regards to surface rights, wells locations and further charges of Ozona which are not acceptable to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 3, 2008 the Company filled a Preliminary Information Statement on Schedule 14C with the SEC pursuant to which the Company informed its shareholders that pursuant to a written consent, dated November 24, 2008, a majority of the shares holders of the Company approved a 1 for 100 reverse split of the Company’s Common Stock.  A Definite Information Statement on Schedule 14C was filed with the SEC on January 9, 2009.  The reverse split was effectuated on February 24, 2009 and the Company’s symbol on the Over-the-Counter Bulletin Board was changed from VTEX into VXRC.

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

On November 1, 2007, the Company received a NASDAQ Staff Determination (the “Determination”) indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(4) requiring the Company to maintain a minimum bid price of $0.80 and that its securities are, therefore, subject to delisting from the NASDAQ Capital Market if it does not regain compliance by April 29, 2008. If the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days any time prior to April 29, 2008, then the NASDAQ Staff will provide written notification that it complies with the Rule.  On February 11, 2008, the Company received a decision letter from NASDAQ informing the Company that it has regained compliance with Marketplace Rule 5310(c)(4). The Staff letter noted that the closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days. On February 11, 2008, the Company received a decision letter from The NASDAQ Stock Market LLC (“NASDAQ”) informing the Company that it has regained compliance with Marketplace Rule 5310(c)(4). The Staff letter noted that the closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days.

During 2008 The Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce, and more effectively manage, its regulatory and administrative costs, and to enable Company’s management to better focus on its business of developing the resources industry – commencing natural gas drilling rights recently acquired in connection with the acquisition of DCG – The Company is traded on the OTCBB under the symbol VXRC (on February 24, 2009 the Company symbol was changed from VTEX into VXRC). Before that, the Company’s common stock was traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “EMVL”.

The following table sets forth the high and low bid prices for the Company’s common stock during the periods indicated as reported by NASDAQ or OTCBB.

	High ($)	Low ($)
Quarter Ended:
All Market Prices were multiply by 100 to reflect the reverse split that occurred on February 24, 2009

2007
March 31, 2007	193	130
June 30, 2007	160	117
September 30, 2007	156	92
December 31, 2007	110	40

2008
March 31, 2008	85	85
June 30, 2008	200	80
September 30, 2008	110	109
December 31, 2008	2	2

On April 14, 2009 the closing bid price on the OTCBB for the Company’s common stock was $0.625.

Holders of Common Stock

As of April 15, 2009, the Company had 97,884,347, shares of common stock outstanding and 131 shareholders of record. The Company was advised by its transfer agent, the American Stock Transfer & Trust Company, that according to a search made, the Company has approximately 3,351 beneficial owners who hold their shares in street names.

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

Equity Compensation Plans

The equity compensation plan information required by this Item is set forth in Part III, Item 11 of this Annual Report on Form 10-KSB.

Sale of Securities that were not registered Under the Securities Act of 1933

Common Stocks:

On February 14, 2008, the Company raised Three Hundred Thousand Dollars ($300,000) from private offerings pursuant to two (2) Private Placement Memorandums dated as of February 1, 2008 (“PPMs”). One PPM was in the amount of One Hundred Thousand Dollars ($100,000) and the other was in the amount of Two Hundred Thousand Dollars ($200,000). The offering is for Company common stock which shall be “restricted securities” and were sold at $1.00 per share. The money raised from the Private Placement of the Company shares will be used for working capital and business operations of the Company. The PPMs were done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement.

On March 30, 2008, the Company raised $200,000 from a private offering pursuant to a Private Placement Memorandum (“PPM”). The private placement was for Company common stock which shall be “restricted securities” and were sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years (for 200,000 shares of Company common stock), and additional 200,000 warrants to be exercised at $2.00 for four years (for 200,000 shares of Company common stock). Said Warrants may be exercised to common shares of the Company only if the Company issues subsequent to the date of the PPM, 25,000,000 (twenty five million) or more shares of its common stock. The money raised from the private placement of the Company’s shares was used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia did not participate in the board meeting which approved this PPM.

On May 6, 2008 the Company issued 500,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

On June 6, 2008, the Company raised $300,000 from the private offering pursuant to a Private Placement Memorandum (“PPM”). The private placement was for Company common stock which shall be “restricted securities” and were sold at $1.00 per share. The money raised from the private placement of the Company’s shares was used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. Based on information presented to the Company, and in lieu of the Company position which was sent to the investor on June 18, 2008 the investor is in default for not complying with his commitment to invest an additional $225,000 and the Company vested said 300,000 shares under a trustee.

On June 11, 2008, the Company entered into a Services Agreement with Mehmet Haluk Undes (the “Undes Services Agreement” or “Undes”) pursuant to which the Company engaged Mr. Undes for purposes of assisting the Company in identifying, evaluating and structuring mergers, consolidations, acquisitions, joint ventures and strategic alliances in Southeast Europe, Middle East and the Turkic Republics of Central Asia. Pursuant to the Undes Services Agreement, Mr. Undes has agreed to provide the Company services related to the identification, evaluation, structuring, negotiating and closing of business acquisitions, identification of strategic partners as well as the provision of legal services.

The term of the agreement is for five years and the Company has agreed to issue Mr. Undes 525,000 shares of common stock that was issued on August 15, 2008.

On June 30, 2008 and concurrent with the formation and organization of Vortex One, whereby the Company contributed 525,000 shares of common stock (the “Vortex One Shares”), a common stock purchase warrant purchasing 200,000 shares of common stock at an exercise price of $1.50 per share (the “Vortex One Warrant”) and the initial well that the Company intends to drill. However, the Vortex One warrants may only be converted to shares of common stock if the Company issues 25,000,000 or more of its common stock so that there is at least 30,000,000 authorized shares at the time of any conversion term.  As of September 30, 2008 there are 86,626,919 common shares issued and 82,126,919 shares outstanding. Mr. Ibgui contributed $525,000. The Vortex One warrants were immediately transferred to Ibgui. Eighty percent (80%) of all available cash flow shall be initially contributed to Ibgui until the full $525,000 has been repaid and the Company shall receive the balance. Following the payment of $525,000 to Ibgui, the cash flow shall be split equally.

In July 2008, the Company issued 16,032 shares of its common stock, $0.001 par value per share, to Robin Ann Gorelick, the Company Secretary, in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

On July 28, 2008, the Company held a special meeting of the shareholders for four initiatives, consisting of approval of a new board of directors, approval of the conversion of preferred shares to common shares, an increase in the authorized shares and a stock incentive plan. All initiatives were approved by the majority of shareholders.  The 2008 Employee Stock Incentive Plan (the “2008 Incentive Plan”) authorized the board to issue up to 5,000,000 shares of Common Stock under the plan.

On August 23, 2008, the Company issued 100,000 shares of its common stock 0.001 par value per share, to Robert M. Yaspan, the Company lawyer, in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration

On August 8, 2008, assigned holders of the Undes Note gave notices to the Company of their intention to convert their original note dated June 5, 2007 into 25 million common shares of the Company. The portion of the accrued interest from inception of the note in the amount of $171,565 was not converted into shares.  The Company accepted these notices and issued the said shares.

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

In connection of selling a convertible note to Trafalgar (see further disclosures in this report ), the Company issued on September 25, 2008 the amount of 54,706 common shares at $0.001 par value per share to Trafalgar as a fee. As part of collateral to said note, the Company issued to Trafalgar 4,500,000 common stock 0.001 par values per shares, as security for the Note.

On November 4, 2008, the Company issued 254,000 shares of its common stock 0.001 par value per share, to one consultant (200,000 shares) and two employees (54,000 shares), in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration.

On December 5, 2008 the Company cancelled 15,000,000 of its common shares held by certain shareholder, per comprehensive agreement detailed in this report under Preferred Stock section. Said 15,000,000 shares were surrounded to the Company for cancellation.

On December 26, 2008, the Company closed agreements with the Penalty Holders (See Item 3 of this report) pursuant to which the Penalty Holders agreed to cancel any rights to the Penalty in consideration of the issuance 6,666,667 shares of common stock to each of the Penalty Holders, totaling in issuing 20,000,000 of the Company common shares. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On January 23, 2009, the Company completed the sale of 5,000,000 shares of the Company’s common stock to one accredited investor for net proceeds of $75,000 (or $0.015 per common share). The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On March 2009, the Company and Yasheng entered into an amendment of the Term Sheet (the “Amendment”), pursuant to which the parties agreed to explore various areas including an alliance with third parties, a joint venture with various Russian agencies floating nuclear power plants and the lease of an existing logistics center in Inland Empire, California; in accordance with the Amendment, the Company, as an advance issuance, has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the above matters; The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As reported by the Company on its Form 10-Q filed on November 14, 2008, Star Equity Investments, LLC (“Star”) entered, on September 1, 2008, into that certain Irrevocable Assignment of Promissory Note, which resulted in Star being a creditor of the Company with a loan payable by the Company in the amount of $1,000,000 (the “Debt”). No relationship exists between Star and the Company and/or its affiliates, directors, officers or any associate of an officer or director. On March 11, 2009, the Company entered and closed an agreement with Star pursuant to which Star agreed to convert all principal and interest associated with the Debt into 8,500,000 shares of common stock and released the Company from any further claims. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Preferred Stock:

Series A  - As disclosed in Form 8-Ks filed on May 7, 2008 and May 9, 2008, on May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the “DCG Agreement”) with Davy Crockett Gas Company, LLC (“DCG”) and the members of Davy Crockett Gas Company, LLC (“DCG Members”). Pursuant to the DCG Agreement, the Company acquired and, the DCG Members sold, 100% of the outstanding securities in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air; California is a newly formed designated LLC which holds certain development rights for gas drilling in Crockett County, Texas.  In consideration for 100% of the outstanding securities in DCG, the Company issued the DCG Members promissory notes in the aggregate amount of $25,000,000 payable together with interest in May 2010 (the “DCG Notes”). Additional amounts of $5,000,000 in DCG Notes are issuable upon each of the first through fifth wells going into production. Further, the DCG Members may be entitled to receive additional DCG Notes up to an additional amount of $200,000,000 (the “Additional DCG Notes”) subject to the revenue generated from the land rights held by DCG located in Crockett County, Texas less concession fees and taxes.  On June 11, 2008, the Company, the DCG Members and DCG entered into an amendment to the DCG Agreement, pursuant to which the DCG Members agreed to replace all notes that they received as consideration for transferring their interest in DCG to the Company for an aggregate of 100,000 shares of Series A Preferred Stock (the “Series A Stock”) with the rights and preferences set forth below. The shares of Series A Stock is convertible, at any time at the option of the Company subject to increasing the authorized shares of the Company from 35 million to 400 million, into shares of common stock of the Company determined by dividing the stated value by the conversion price. The initial aggregate stated value is $50,000,000 and the initial conversion price is $1.00 per share. In the event that the net operating income for the Crockett County, Texas property for any year is zero or negative, then the stated value shall be reduced by 10%. Holders of the Series A Stock are entitled to receive, without any further action from the Company’s Board of Directors but only if such funds are legally available, non-cumulative dividends equal to 25% of the net operating income derived from oil and gas production on the Crockett County, Texas property on an annual audited basis. In the event of any liquidation, winding up, change in control or fundamental transaction of the Company, the holders of Series A Preferred will be entitled to receive, in preference to holders of common stock, an amount equal to the outstanding stated value and any accrued but unpaid dividends.

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

Series B - On December 5, 2008 the Company entered into and closed an Agreement  with T.A.S. Holdings Limited (“TAS”) (the “TAS Agreement”) pursuant to which TAS agreed to cancel the debt payable by the Company to TAS in the amount of approximately $1,065,000 and its 15,000,000 shares of common stock it presently holds in consideration of the Company issuing TAS 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the “Series B Stock”).

The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company’s board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009.

In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.

The Series B Stock restricts the ability of the holder to convert the Series B Stock and receive shares of the Company’s common stock such that the number of shares of the Company common stock held by TAS and its affiliates after such conversion does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock.

The Series B Stock was offered and sold to TAS in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. TAS is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company filed its Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the State of Delaware

Treasury Stock Repurchase

In June 2006, the Company’s Board of Directors approved a program to repurchase, from time to time, at management’s discretion, up to 700,000 shares of the Company’s common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. A licensed Stock Broker Firm is acting as agent for our stock repurchase program. Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

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

On November 20, 2008, the Company issued a press release announcing that its Board of Directors has approved a share repurchase program. Under the program the Company is authorized to purchase up to ten million of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Exchange Act and other rules that govern such purchases.

As of April 15, 2009 the Company has 100,000 treasury shares in its possession scheduled to be cancelled.

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read together with all prior filings of the Company (along with all items of this report), in order to get a comprehensive understanding of the Company strategy, which can be consider as modify substantially, and was approved as final under all covenants via a special shareholders’ meeting on July 28, 2008.

Recent Developments

On January 20, 2009, we entered into a Term Sheet (the “Term Sheet”) with Yasheng Group (“Yasheng”) a group of companies engaged in the agriculture, chemicals and biotechnology businesses in the Peoples Republic of China and the export of such products to the United States, Canada, Australia, Pakistan and various European Union countries.  Yasheng is also developing a logistics centre and eco-trade cooperation zone in California (the “Project”). Yasheng purchased 80 acres of property located in Victorville, California (the “Project Site”) to be utilized for the Project.  It is intended that the Project will be implemented in two phases, first, the logistic centre, and then the development of an eco-trade cooperation zone. The preliminary budget for the development of the Project is estimated to be approximately $400M.

As set forth in the Term Sheet, Yasheng has received an option to merge all or part of its assets as well as the Project into the Company.  As an initial stage, Yasheng will contribute the Project Site to the Company which will be accomplished through either the transferring title to the Project Site directly to the Company or the acquisition of the entity holding the Project Site by the Company.  As consideration for the Project, the Company will issue Yasheng 130,000,000 shares of common stock (on a post reverse split basis). On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities, based on the pro-ration set in the January Term Sheet.

As of December 31, 2008, the Company and its subsidiaries’ major assets were in the industry of Resources and Energy – oil and gas segment.

Operating Assets:

The Company is independent emerging resources company which focus is on the acquisition, exploration, and development of undervalued assets. The Company’s objective is to find, acquire and develop resources at the lowest cost possible and recycle its cash flows into new projects yielding the highest returns with controlled risk. The company competencies include financial services, mergers and acquisitions, accounting, real estate development, and natural resources explorations. As a result of the completion of the acquisition of DCG, the Company is independent oil and gas developer based in Beverly Hills (Corporate Offices), California. DCG is engaged in the development, production and marketing of natural gas and oil. Our operations are focused in West Texas where it intends to be a producer of oil and natural gas with competitive finding and development costs. The Company acquired DC Gas as part of its strategic acquisition plan and strategy as an emerging company that focuses on innovative transactions and structures. DCG has obtained a reserve evaluation report from an independent engineering firm, which classifies the gas reserves as “proven undeveloped”.  According to the independent well evaluation, each well contains approximately 355 MMCF (355 thousand cubic feet) of recoverable natural gas, which may be increased with advanced recovery techniques.

On June 30, 2008, the Company formed a limited liability company with Ibgui, Vortex One. The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company’s wholly owned subsidiary DCG (as reported on the Company’s Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One. The relations between the Company, Ibgui and Vortex one described in details in prior items of this report.

With regard to potential expansion of the Company business, as well as potential full or partial reverse merger with the Yasheng Group as disclosed by the Company on Form 8-K on January 26, 2009, please refer to Plan of operation discussion in this report.

Assets Sold – Real Estate:

Year 2008

Crescent Heights project - The Company formed and organized 610 N. Crescent Heights, LLC, a California limited liability company (the “CH LLC”) on August 13, 2007 as wholly owned subsidiary to purchase and develop that certain property located at 610 North Crescent Heights, Los Angeles, California 90048 (the “CH Property”). The CH Property was acquired for $900,000 not including closing costs. On November 13, 2007 the CH LLC finalized a construction loan with East West Bank of $1,440,000. The CH Property was completed and sold on August 15, 2008, as the LLC entered into a Sale and Escrow Instruction Agreements with third parties for $1,990,000 in gross proceeds, which was closed on September 30, 2008.

Dickens project - The Company formed and organized 13059 Dickens, LLC, a California limited liability company (the Dickens LLC”) on November 20, 2007, to purchase and develop that certain property located at 13059 Dickens Street, Studio City, California 91604 (the Dickens Property”). On December 5, 2007, the Dickens LLC entered into an All Inclusive Deed of Trust, All Inclusive Promissory Note in the principal amount of $1,065,652, Escrow Instructions and Grant Deed in connection with the purchase of the Dickens Property. Pursuant to the All Inclusive Deed of Trust and All Inclusive Promissory Note, the Dickens LLC purchased the Dickens Property for the total consideration of $1,065,652 from an unrelated third party (“Seller”), and fifty percent (50%) owner of the Dickens LLC. The Company and Seller formed the Dickens LLC to own and operate the Dickens Property and to develop a single family residence at the location. The Dickens LLC is owned 50/50 by the Company and Seller. Escrow closed on December 18, 2007. The Dickens Property is under construction. The Company reversed the transaction on August 19, 2008 with its partner to be released from the project at no cost or liability to the Company.

Disposal of AGL shares: On August 19, 2008 the Company entered into final fee agreement with Consultant, where the Company had to pay Consultant certain fees in accordance with the agreement entered with the Consultant, the Consultant had agreed that, in lieu of cash payment, it would receive an aggregate of up to 734,060,505 shares of stock of the AGL, which represent disposal of all the Company holdings with AGFL and its subsidiaries. Said transaction is detailed in Item 1 of this report, under the sub-title: “History of Acquisitions and Dispositions - Financial Investment and Real Estate Industry”.

As of December 31, 2008 the Company does not have any interests in real estate development.

Year 2007

As of December 31, 2007, the Company and its subsidiaries had four projects in development as follows (detailed description of said projects can be found on the Company’s 10-KSB for the year 2007):

Verge project via Verge - an asset company developing the Verge Property, consisting of real property in downtown Las Vegas, Nevada, where it intended to build up to 296 condominiums (number of units subject to changed due to realignment and redesign) plus commercial space. Verge obtained entitlements to the Verge Property. As of December 31, 2007, Verge was a wholly owned subsidiary of the Company’s majority owned subsidiary.  The Company owned 58.3% of the outstanding stock of AGL.

Sitnica d.o.o. - The Croatian subsidiary of AGL obtained the rights to 25 consecutive lots (hereinafter – the “Land” or the “Assets”) from the Atia Project at the value of these assets on the books of the Atia Project.  In view of the fact that these real estate assets are held for an as yet undetermined future use, Sitnica reported this real estate as investment real estate in accordance with Accounting Standard No. 16 of the Israel Accounting Standards Board.  The subsidiary elected to measure the investment real estate at fair value as its accounting policy.  This treatment is consistent with FAS 141, Business Combination. Gains deriving from a change between the cost of the assets and their fair value derive mainly from the consolidation of individual assets into one large lot, the value of which as a single unit is greater than the costs of its parts.

Crescent Heights Project - The Company formed and organized CH LLC as wholly owned subsidiary to purchase and develop the CH Property.

Dickens project - The Company, formed and organized the Dickens LLC to purchase and develop Dickens Property.

Plan of operation

The Company operates in financial investment and investments in resources and energy developments (Gas & Oil) for subsequent sales, Investment and Financing Activities, directly or through its subsidiaries currently in the USA. The Company’s plan of operation for the next 12 months will include the following components:

We plan to cease finance and invest in development of existing operating projects DCG and Vortex One in lieu of the financial crisis that the US economy (as well as the world) is facing, which lead to material decline in gas prices. Our plan is to freeze financial investments in energy (Gas & Oil) and resources, until we can obtain a better understanding of the direction of the economy.  Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained a current reserve report for the Company’s interest in DCG and Vortex One, which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely

While re-evaluating our future operations, future development of our business model will include the following elements:

Attempting to raise bond or debt financing if possible. Any cash receipt from financing will be utilized partly by the Company’s financial investment in gas and oil in the US and overseas, based on available opportunities, In connection with DCG financing, the Company anticipates spending approximately $200,000 on professional fees over the next 12 months in order to facilitate our financial investment, by creating more strength to the financial investments of the Company.

The Company anticipates spending approximately $250,000 on professional fees over the next 12 months in order to satisfy its reporting obligations.

The Company wills pursue the pending merger with the Yasheng Group, as disclosed prior in this report. Subject to obtaining adequate financing on acceptable terms, the Company anticipates that it will be spending approximately $2,000,000 over the next 12 month period pursuing its stated plan of investment operation. The Company’s present cash reserves are not sufficient to carry out its plan of operation without substantial additional financing. The Company is currently attempting to arrange for financing through mezzanine arrangements, debt or equity that would enable it to proceed with its plan of investment operation.   However, there is no guarantee that we will be able to close such financing transaction or, if financing is available, that the terms will be acceptable to the Company.

Gas and Oil – Market, competition and Environmental Matters:

Market Overview

We believe the current market conditions for the energy sectors are not adequate from the demand on top of major decline in gas prices. These current trends are creating major damages that DCG hopes to overcome. Some of these difficulties include the consolidation and rationalization of global energy assets. The emergence of unconventional resources i.e. tight gas sands, shale gas, oil sands and coal bed methane to name a few.

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

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose ‘‘strict liability’’ for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as ‘‘hazardous wastes.’’ This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the ‘‘Superfund’’ law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a ‘‘hazardous substance’’ into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term ‘‘hazardous substances.’’

At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of ‘‘solid wastes’’ and ‘‘hazardous wastes,’’ certain oil and gas materials and wastes are exempt from the definition of ‘‘hazardous wastes.’’ This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

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

Based on current reserve reports it seems as the goodwill associated with DCG acquisition, should be impair entirely. The investment in DCG presented by the Company is included separately on the profit and loss statement as discontinued operations, net of tax

The Yasheng Group Potential Merger - On January 20, 2009, the Company entered into a Term Sheet (the “Term Sheet”) with Yasheng Group (“Yasheng”) a group of companies engaged in the agriculture, chemicals and biotechnology businesses in the Peoples Republic of China and the export of such products to the United States, Canada, Australia, Pakistan and various European Union countries. Yasheng is also developing a logistics centre and eco-trade cooperation zone in California (the “Project”). Yasheng purchased 80 acres of property located in Victorville, California (the “Project Site”) to be utilized for the Project. It is intended that the Project will be implemented in two phases, first, the logistic centre, and then the development of an eco-trade cooperation zone. The preliminary budget for the development of the Project is estimated to be approximately $400M.

As set forth in the Term Sheet, Yasheng has received an option to merge all or part of its assets as well as the Project into the Company. As an initial stage, Yasheng will contribute the Project Site to the Company which will be accomplished through either the transferring title to the Project Site directly to the Company or the acquisition of the entity holding the Project Site by the Company.

As consideration for the Project, the Company will issue Yasheng 130,000,000 shares of common stock (on a post reverse split basis). In addition, the Company will be required to issue Capitol Properties, an advisor, 100,000,000 shares of common stock (on a post reverse split basis).

At the second stage, if Yasheng exercises its option within its sole discretion, it may merge additional assets that it owns into the Company in consideration for shares of common stock of the Company. In the event that Yasheng exercises this option, the number of shares to be delivered by the Company will be calculated by dividing the value of the assets by the volume weighted average price for the ten days preceding the closing date. The value of the assets contributed by Yasheng will be based upon the asset value set forth in its audited financial statements.

The Company and the YaSheng announced on February 19, 2009 that the Companies have engaged Gregory Sichenzia of Sichenzia Ross Friedman Ference LLP to represent the companies for the reverse merger of the two companies, more commonly known as Super 8K.

The above transaction is subject to the drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. As such, there is no guarantee that the Company will be able to successfully close the above transaction.

On March 2009, the Company and Yasheng entered into an amendment of the Term Sheet (the “Amendment”), pursuant to which the parties agreed to explore various areas including an alliance with third parties, a joint venture with various Russian agencies floating nuclear power plants and the lease of an existing logistics center in Inland Empire, California; in accordance with the Amendment, the Company, as an advance issuance, has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the above matters;

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions for a number of reasons. Our accounting policies are stated in details in Note 2 to the Consolidated Financial Statements. We identified the following accounting policies as critical to understanding the results of operations and representative of the more significant judgments and estimates used in the preparation of the consolidated financial statements: impairment of goodwill, allowance for doubtful accounts, acquisition related assets and liabilities, accounting of income taxes and analysis of FIN46R as well as FASB 67.

Investment in Real Estate and Commercial Leasing Assets. Real estate held for sale and construction in progress is stated at the lower of cost or fair value less costs to sell and includes acreage, development, construction and carrying costs and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. When events or circumstances indicate than an asset’s carrying amount may not be recoverable, an impairment test is performed in accordance with the provisions of SFAS 144. For properties held for sale, if estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the assets carrying value to fair value less costs to sell is required. For properties held for use, if the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows. Based on said GAAP, the Company made a provision to doubtful debts, on all ERC and Verge balances.

Our expected future cash flows are affected by many factors including:

a) The economic condition of the US and Worldwide markets – especially during these current times of worldwide financial crisis.

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

The disclosed information presents the Company’s natural gas producing activities as required by Statement of Financial Accounting Standards No.  69, “Disclosures about Oil and Gas Producing Activities.”.

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

On September 1, 2008 Star Equity Investment LLC a third party acquired from Mr. Attia, a $1 million note due by the Company since January 1, 2008. Said note is bearing 12% interest commencing October 1st, 2008 and can be converted (including interest) into common shares of the Company at a fixed price of $0.75 per share.  Equity Investment LLC noticed the Company that due to the Company default on said note, it willing to enter negotiations to modify its instrument. The parties agreed to settle by converting the note including interest into 8.5 million common shares of the Company. Said agreements are being drafted by the Company attorney.

As of the date of closing this filing, the Company via its sub, completed the drilling of all 4 wells at the estimated cost of $2,100,000 for 4 wells (not including option payments). The Company also exercised its fifth well option (by paying per the master agreement $50,000 option fee on November 5, 2008).  In lieu of the world financial markets crisis, the Company approached the land owners on DCG mineral rights, requesting an amendment to allow DCG an additional six (6) months before it is required to exercise another option to secure a Term Assignment of Oil and Gas Lease pursuant to the terms of the original Agreement dated March 5, 2008. The land owner’s representative has answered the Company’s request with discrepancies about the date as effective date.

The Company refers the reader to its Notes to the Consolidated Financial Statements which include material disclosing of all the Company’s Commitments and contingencies, as well as prior items which disclose Legal Proceeding.

Off Balance Sheet Arrangements

There are no materials off balance sheet arrangements.

Results of Operations

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Due to the new financial investment in Gas and Oil activity, which commenced in May 2008, the consolidated statements of operations for the years ended December 31, 2008 and 2007 are not comparable. The financial figures for 2007 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware. This section of the report, should be read together with Notes of the Company consolidated financials especially - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.

The consolidated statements of operations for the years ended December 31, 2008 and 2007 are compared (subject to the above description) in the sections below:

Revenues

The following table summarizes our revenues for the year ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Total revenues	$—	$—

There was a sale of a property in 2008 compared to three real estate properties in 2007.  There was no revenue from the majority owned subsidiary, AGL, for the period November 2, 2007 through December 31, 2007.  Since the board resolved to discontinue real estate operations during 2008, revenues of $1,990,000 and $6,950,000 from the real estate properties are included as part of discontinued operations for years ended December 31, 2008 and 2007, respectively.  (Note 10)

Cost of revenues

The following table summarizes our cost of revenues for the year ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Total cost of revenues	$—	$—

The cost of revenue decrease reflects the sales of one property compare to three real estate properties in 2007.  There was no cost of revenues from the majority owned subsidiary, AGL, for the period November 2, 2007 through December 31, 2007.  Since the board resolved to discontinue real estate operations during 2008, cost of sales of $2,221,929 and $6,505,506 for the real estate properties are included as part of discontinued operations for the years ended December 31, 2008 and 2007, respectively.  (Note 10)

There was no cost of revenue from the majority owned subsidiary, AGL for the period November 2, 2007 through December 31, 2007.

Compensation and related costs

The following table summarizes our compensation and related costs for the year ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Compensation and related costs	$558,074	$762,787

Overall compensation and related costs decreased by about 27%, or $204,713 primarily as the result of reduction of employees

Consulting, professional and director fees

The following table summarizes our consulting, professional and director fees for the year ended December 31, 2008 and 2007:

Year ended December 31	2008	2007
Consulting, professional and director fees	$13,049,759	$1,195,922

Overall consulting, professional and director fees increased by about 991%, or $11,853,837, primarily as the result of a fee charge of $9,782,768 to C. Properties as a fee associated with the DCG transaction and a $2,108,161 charge to stock compensation expense for various grants of shares and warrants in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee over last period.

Other selling, general and administrative expenses

The following table summarizes our other selling, general and administrative expenses for the year ended December 31, 2008 and 2007:

Year ended December 31	2008	2007
Other selling, general and administrative expenses	$442,822	$—

Since the board resolved to discontinue real estate operations during 2008, other selling, general and administrative expenses of $0 and $469,942 for the real estate properties are included as part of discontinued operations for the years ended December 31, 2008 and 2007, respectively.  (Note 10)

Goodwill impairment

The following table summarizes our goodwill impairment fees for the year ended December 31, 2008 and 2007:

Year ended December 31	2008	2007
Goodwill impairment	$34,990,000	$10,245,377

For the year ended December 31, 2008, an analysis was performed on the goodwill associated with the investment in DCG that occurred during the year (which was booked against Equity), and an impairment expense was charged against the P&L for approximately $35 million.  (Note

 For the year ended December 31, 2007, an analysis was performed on the goodwill associated with the investment in AGL, and an impairment expense was charged against the P&L for approximately $10.2 million.

Software development expense

The following table summarizes our software development expense for the year ended December 31, 2007:

Year ended December 31	2008	2007
Software development expense	$—	$136,236

In the year ended December 31, 2007, the Company consolidated the results of operations of Micrologic, which incurred $136,236 of software development expense.  There was no software development expense in the year ended December 31, 2008.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the year ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Depreciation	$—	$—

There is no depreciation expense in the years ended December 31, 2008 and 2007 due to the capitalization of depreciation into the Investment in Land Development accounts for the majority owned subsidiary.

Net interest income (expense)

The following table summarizes our net interest income for the year ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Interest income	$729,097	$1,665,379
Interest expense	$(1,950,268)	$—
Net interest income (expense)	$(1,221,171)	$1,665,379

The decrease in interest income is attributable to the Company investing strategy pending establishment of the real estate development business, as well as loans Verge, together with capitalized 10 million dollars into Verge equity as part of the AGL transaction, which reduced materially the amounts entitled to interest income. Since the board resolved to discontinue real estate operations during 2008, interest expense of $0 and $386,108 for the real estate properties are included as part of discontinued operations for the years ended December 31, 2008 and 2007, respectively.  (Note 10)

Additionally, the increase in interest expense is primarily due to interest expense recognized for a debt discounts relating to a convertible notes payable in the amount of $966,261. The remaining increase is due to the interest accrued due to former DCG members as well as the increase line of credits and short time borrowing outstanding during the year.

Liquidity and Capital Resources

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months, based on the management decision pending and/or vacating the Company drilling program, in lieu of the world financial crisis.

As of December 31, 2008, our cash, cash equivalents and marketable securities were $123,903, a decrease of approximately $245,000 from the end of fiscal year 2007. The decrease in our cash, cash equivalents and marketable securities is primarily the result of pay-off bank loans and conversion of notes payable.

Cash flow provided from operating activities for the year ended December 31, 2008 was $1,919,018 and cash flow used in operating activities was $87,636 for the year ended December 31, 2007, the change is primarily due to the sale of the 610 Crescent Heights property on September 30, 2008, whereby the restricted cash was released from escrow and amounts due were not paid until October 2008.

Cash flow used in investing activities for the year ended December 31, 2008 and 2007 was $1,822,898 and $3,882,323, respectively. The change was primarily due to the significant reduction in loan advances to ERC and Verge of approximately $8,600,000 offset slightly by the cash received from the sale of discontinued operations of Navigator of $3,200,000 in 2007.

Cash used in financing activities was approximately $341,792 for the year ended December 31, 2008 and cash provided by financing activities was $1,261,643 for the year ended December 30 2007. This change is due to the repayment of a bank loan in 2008, which was provided in 2007.

The Company held restricted Certificate of Deposits (CD) with the Bank to access a revolving line of credit. These deposits are interest bearing and approximated $4.196 million as of September 30, 2008. On November 8, 2007, the lines of credits were increased and extended as the following: $4,180,000 until October 16, 2008 and $4,229,000 until September 1, 2008. Both lines bear interest of 5.87% and are secured by restricted cash deposited in CD’s with the bank.  On August 2008, the company notified the bank, not to extend the deposits, and pay it off from the CD.

In the event the Company makes future acquisitions or investments, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may consider the sale of non-strategic assets. The Company currently anticipates that its available cash resources will not be sufficient to meet its prior anticipated working capital requirements, though it will be sufficient manage the existing business of the Company without further development.

Inflation and Foreign Currency

The Company maintains its books in local currency: on sold assets - Kuna for Sitnica, N.I.S for AGL and US Dollars for the Parent Company registered in the State of Delaware. The Company’s operations are primarily in the United States through its wholly owned subsidiaries. Some of the Company’s customers were in Croatia. As a result, fluctuations in currency exchange rates may significantly affect the Company’s sales, profitability and financial position when the foreign currencies, primarily the Croatian Kuna, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may, or will, affect the Company’s business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141-R, “Business Combinations.” SFAS 141-R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141-R will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated the impact, if any, that SFAS 141-R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning October 1, 2009.

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

Reference is made to the audited Consolidated Financial Statements of the Company as of December 31, 2008 and for the year ended December 31 2007, beginning with the index hereto on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DELOITTE RESIGNATION -

As the Company disclosed in its Form 8-K filed April 30, 2007, on April 25, 2007 (the “Resignation Date”), Deloitte Kft. (the “Former Auditor”) advised the Company that it has resigned as the Company’s independent auditor. The Former Auditor performed the audit for the one year period ended December 31, 2005, which report did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified as to audit scope or accounting principles. During the Company’s two most recent fiscal years and during any subsequent interim period prior to the Resignation Date, there were no disagreements with the Former Auditor, with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B.

Prior to the Resignation Date, the Former Auditor advised the Company that it had raised certain issues relating to the accounting of ERC. As of December 31, 2006, the Company owned 43.33% of the outstanding securities of ERC. The Former Auditor believed that this communication was a disclosable event pursuant to Item 304(a)(v). The issues raised by the Former Auditor related to the recording of the cost of real estate purchased by Verge (a wholly owned subsidiary of ERC), the production of records relating to loans made to VLC and the valuation of land in connection with Lorraine Properties, LLC (a wholly owned subsidiary of ERC). Management of the Company disagrees with the aforementioned statements and believes that it has adequately explained each of the above inquires made by the Former Auditor. Further, prior to being advised of the above issues, the Company maintained that ERC and its subsidiaries do not need to be consolidated in the Company’s financial statements, which such position was subsequently confirmed by a detailed analysis by management and an independent third party consultant of the accounting pronouncements governing consolidation.

The Former Auditor advised the Company that it intended to furnish a letter to the Company, addressed to the Staff, stating that it agreed with the statements made herein or the reasons why it disagreed. The letter from the Former Auditor was filed as an amendment to Form 8-K on May 14, 2007.

Appointment of New Auditors - Robison, Hill & Co. (“RHC”) -

On April 26, 2007, the Company engaged Robison, Hill & Co. (“RHC”) as its independent registered public accounting firm for the Company’s fiscal years ended December 31, 2007 and 2006. The decision to engage RHC as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors, and ratify the selection of Robison Hill & Co. as our independent auditors for the fiscal year ending December 31, 2007, by our shareholders meeting that took place on December 7, 2007.

During the two most recent fiscal years and through April 26, 2007, the Company has not consulted with RHC regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RHC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A.	CONTROLS AND PROCEDURES

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

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

Management, with the participation of our principal executive officer, financial and accounting officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations . Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Trafalgar:

The Company entered into a Securities Purchase Agreement (the “Agreement”) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Buyer”) on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the “Notes”). Pursuant to the terms of the Agreement, the Company and the Buyer closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008, with escrow instruction to be closed on October 1, 2008. The Buyer, at its sole discretion, has the option to close on a second financing for $400,000 in Notes (which has been exercised as discussed below) and a third financing for $750,000 in Notes. Pursuant to the terms of the Agreement, the Company agreed to pay to the Buyer a commitment fee of 4% of the commitment amount, a structuring fee of $15,000, a facility draw down fee of 4%, issue the Buyer 150,000 shares of common stock, pay a due diligence fee to the Buyer of $15,000 and pay an advisory fee of $100,000 to TAS Holdings Limited. The Notes bear interest at 8.5% with such interest payable on a monthly basis with the first two payments due at closing. The Notes are due in full in September 2010. In the event of default, the Buyer may elect to convert the interest payable in cash or in shares of common stock at a conversion price using the closing bid price of when the interest is due or paid. The Notes are convertible into  common stock, at the Buyer’s option, at a conversion price equal to 85% of the volume weighted average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share. If on the conversion or redemption of the Notes, the Euro to US dollar spot exchange rate (the “Exchange Rate”) is higher that the Exchange Rate on the closing date, then the number of shares shall be increased by the same percentage determined by dividing the Exchange Rate on the date of conversion or redemption by the Exchange Rate on the closing date. The Company is required to redeem the Notes starting on the fourth month in equal installments of $56,000 with a final payment of $480,000 with respect to the initial funding of $1,600,000. We are also required to pay a redemption premium of 7% on the first redemption payment, which will increase 1% per month. The Company may prepay the Notes in advance, which such prepayment will include a redemption premium of 15%. In the event the Company closes on a funding in excess of $4,000,000, the Buyer, in its sole election, may require that the Company redeem the Notes in full. On any principal or interest repayment date, in the event that the Euro to US dollar spot exchange rate is lower than the Euro to US dollar spot exchange rate at closing, then we will be required to pay additional funds to compensate for such adjustment.

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

The Buyer has contractually agreed to restrict their ability to convert the Notes and receive shares of our common stock such that the number of shares of the Company common stock held by a Buyer and its affiliates after such conversion or exercise does not exceed 9.9% of the Company’s then issued and outstanding shares of common stock.

The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008 and still holds an option to close on additional financing for $750,000 in Notes.  The terms of the second financing for $400,000 are identical to the terms of the $1,600,000 Note, as disclosed in detail on the Company filing on October 2, 2008 on Form 8-K - Unregistered Sale of Equity Securities, Financial Statements and Exhibits. The Notes are convertible into our common stock, at the Buyer’s option, at a conversion price equal to 85% of the volume weighed average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share. As of the date hereof, the Company is obligated on the Notes issued to the Buyer in connection with this offering. The Notes are a debt obligation arising other than in the ordinary course of business, which constitute a direct financial obligation of the Company.

The Notes were offered and sold to the Buyer in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The Buyer is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The Company recorded an intangible asset related to the discount on the issuance of debt. The estimated value of the conversion feature was approximately $1,525,776 and will be reported as interest expense over the anticipated repayment period of the debt.

As reported under Legal proceedings, the Company notified Trafalgar that Trafalgar is in breech with regard to the services to be performed in accordance with the $2,000,000 loan agreement. Pursuant to FASB 5, the $2,000,000 is recorded as a liability on the balance sheet since the outcome of the legal actions is undeterminable at this time. On April 14, 2009 the Company filled a complaint against Trafalgar and its affiliates.

Star

On September 1, 2008, the Company entered into a note payable with Star Equity Investments LLC (“STAR”), a third party, for $1 million was effective January 1, 2008. The proceeds from this note were used to pay off the Company’s debt to Mr. Attia, a related party.  The note bears 12% interest commencing October 1st, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.75 per share.  Per Star’s position the Company is default under said note, and the parties in negotiation to resolve adversaries’ procedure among them, based on issuing 8.5 million common shares of the Company for conversion the note and interest into equity. On March 11, 2009, the Company entered and closed an agreement with Star pursuant to which Star agreed to convert all principal and interest associated with the Debt into 8,500,000 shares of common stock and released the Company from any further claims. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Barnnet Shale

Barnett Shale, Fort Worth area of Texas Project - On September 2, 2008, the Company entered into a Memorandum of Understanding (the “MOU”) to enter into a definitive asset purchase agreement with Blackhawk Investments Limited, a Turks & Caicos company (“Blackhawk”) based in London, England. Blackhawk exercised its exclusive option to acquire all of the issued and allotted share capital in Sandhaven Securities Limited (“SSL”), and its underlying oil and gas assets in NT Energy. SSL owns approximately 62% of the outstanding securities of NT Energy, Inc., a Delaware company (“NT Energy”). NT energy holds rights to mineral leases covering approximately 12,972 acres in the Barnett Shale, Fort Worth area of Texas containing proved and probable undeveloped natural gas reserves. SSL was a wholly owned subsidiary of Sandhaven Resources plc (“Sandhaven”), a public company registered in Ireland, and listed on the Plus exchange in London. In consideration of Blackhawk exercising its option to acquire the leases and transferring such leases to the Company, the Company will pay $180,000,000 by issuing Blackhawk or its designees shares of common stock of the Company, based upon the average share price of the Company on the Over the Counter Bulletin Board during the 30 days preceding the execution of the MOU, which was $1.50 per share, representing 120,000,000 shares as the total consideration, under said MOU. However, the number of shares to be delivered shall be adjusted on the six month anniversary of the closing of the asset acquisition (the “Closing”), using the volume weighted average price for the six months following the Closing. Blackhawk, SSL, NT Energy, Sandhaven and the advisors described below as well as each of the officers, directors and affiliates of the aforementioned will agree to not engage in any activities in the stock of the Company. In addition, the Company will be required to pay fees to two advisors of $6,000,000 payable with the Company shares, and, therefore, issue an additional 3,947,368 of the Company shares of common stock, along with 300% warrant coverage, representing warrants to purchase an aggregate of 11,842,106 shares of common stock on a cashless basis for a period of two years with an exercise price of $2.00 per share, if the transaction closes. Although both parties have agreed to obtain shareholder approval prior to the Closing, the Company is not required by any statute to do so.

The MOU was amended on October 28, 2008 to reflect the terms below:

In consideration of Blackhawk exercising its option to acquire the leases and transferring such leases to the Company, the Company will pay $130,000,000 by issuing Blackhawk or its designee’s shares of common stock of the Company using a price per share of $1.50 resulting in the issuance of 86,666,667 shares of common stock. However, the number of shares to be delivered shall be adjusted on the six month anniversary of the closing of the asset acquisition (the “Closing”), using the volume weighted average price for the six months following the Closing. Blackhawk, SSL, NT Energy, Sandhaven and the advisors described below as well as each of the officers, directors and affiliates of the aforementioned will agree to not engage in any activities in the stock of the Company.

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

The above transaction was subject to the drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. During the  due diligence period the Blackhawk did not cooperate with the Company, and in lieu of involvement of Trafalgar as well as the adversaries procedure the parties has, the Company still evaluate its position in regard to said transaction which is void and null, yet causes or expose the company to unjustified risks.

Short Term Loan – by Investor

On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes, for a short term loan (“bridge”) of $220,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of $1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 200,000 cashless warrants from September 15, 2008 at exercise price of $1.50 for a period of 2 years.  The Company contest said warrants entitlements to the investor, based on a cause.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 2008:

Name	Age	Position with Company
Yossi Attia	47	Director, Chief Executive Officer, Principal Financial Officer, President

Stewart Reich	65	Director, , Audit and Compensation Committees Chairman

Robin Ann Gorelick	51	Secretary & Company Counsel

Mace Miller	41	Director, Audit and Compensation Committee’s member

Gerald Schaffer	85	Director, Audit and Compensation Committee’s member

Darren C Dunckel*)	40	Director, Verge President

Gregory Rubin	49	Director, Board Chairman

*     Resigned effective April 1, 2009

Yossi Attia has been self employed as a real estate developer since 2000. Mr. Attia was appointed to the Board of Directors (“Board”) on February 1, 2005, as CEO of ERC on June 15, 2006 and as the CEO and President of the Company on August 14, 2006. Prior to entering into the real estate development industry, Mr. Attia served as the Senior Vice President of Investments of Interfirst Capital from 1996 to 2000. From 1994 through 1996, Mr. Attia was a Senior Vice President of Investments with Sutro & Co. and from 1992 through 1994. Mr. Attia served as the Vice President of Investments of Prudential Securities. Mr. Attia received a Bachelor of Arts (“BA”) in economics and marketing from Haifa University in 1987 and a Masters of Business Administration (“MBA”) from Pepperdine University in 1995. Mr. Attia held Series 7 and 63 securities licenses from 1991 until 2002. Effective March 21, 2005, Mr. Attia was appointed as a member of the Audit Committee and the Compensation Committee. In June 2006, Mr. Attia was appointed as the CEO of ERC. Upon his appointment as the CEO of ERC, Mr. Attia was not considered an independent Director. Consequently, Mr. Attia resigned from all committees. In August 2006, Mr. Attia was appointed as the CEO and President of the Company. Upon closing the acquisition of AGL Mr. Attia was appointed as the CEO of AGL. Mr. Yossi Attia serves as chairmen of the board of AGL.

Stewart Reich, was Chairman of the Board since June 2004 until August 2008, was CEO and President of Golden Telecom Inc., Russia’s largest alternative voice and data service provider as well as its largest ISP, since 1997. In September 1992, Mr. Reich was employed as Chief Financial Officer (“CFO”) at UTEL (Ukraine Telecommunications), of which he was appointed President in November 1992. Prior to that, Mr. Reich held various positions at a number of subsidiaries of AT&T Corp. Mr. Reich have been a Director of the Company since 2002. Mr. Reich is head of the Audit and the Compensation Committees.

Gerald Schaffer was unanimously appointed to the Board of Directors of the Company on June 22, 2006, as well as a member of the Audit and Compensation Committees. Mr. Schaffer has been extensively active in corporate, community, public, and government affairs for many years, having served on numerous governmental boards and authorities, as well as public service agencies, including his current twenty-one year membership on the Board of Directors for the American Lung Association of Nevada. Additionally, Mr. Schaffer is a past member of the Clark County Comprehensive Plan Steering Committee, as well as a former Commissioner for Public Housing on the Clark County Housing Authority. For many years he served as a Planning Commissioner for the Clark County Planning Commission, which included the sprawling Las Vegas Strip. His tenure on these various governmental entities was enhanced by his extensive knowledge of the federal government. Mr. Schaffer is Chairman Emeritus of the Windsor Group and a founding member of both Windsor and its affiliate - Gold Eagle Gaming. Over the years the principals of Windsor have developed shopping and marketing centers, office complexes, hotel/casinos, apartments, residential units and a wide variety of large land parcels. Mr. Schaffer continues to have an active daily role in many of these subsidiary interests. He is also President of the Barclay Corporation, a professional consulting service, as well as the Barclay Development Corporation, dealing primarily in commercial land acquisitions and sales. Mr. Schaffer resides in Nevada and oversees the Company’s interest in the Verge project, specifically with compliance and obtaining governmental licensing.

Darren C. Dunckel was appointed on September 17, 2007 by the Board of Directors as a director of the Company. There are no understandings or arrangements between Mr. Dunckel and any other person pursuant to which Mr. Dunckel was selected as a director. Said appointment was ratified by our shareholders meeting on December 7, 2007. Mr. Dunckel presently does not serve on any Company committee. Mr. Dunckel may be appointed to serve as a member of a committee although there are no current plans to appoint Mr. Dunckel to a committee as of the date hereof. Mr. Dunckel does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.  From 2006 to the present, Mr. Dunckel serves as President of ERC as wells as Verge. a Nevada corporations and former subsidiaries of the Company . As President, he oversees management of real estate acquisitions, development and sales in the United States and Croatia where ERC holds properties. From 2005 to the present, Mr. Dunckel has been President of Verge. In connection with this position, Mr. Dunckel oversees management of the Verge Project, a 318 unit 30,000 sq ft commercial mixed use building in Las Vegas, Nevada. The Company was the initial financier of the Verge Project. Concurrently, Mr. Dunckel is the Managing Director of The International Holdings Group Ltd. (“TIHG”), the sole shareholder of ERC and as such manages the investment portfolio of this holding company. Since 2004, Mr. Dunckel is the President of MyDaily Corporation managing the operations of this financial services company. Prior to 2004, from 2002 through 2004, Mr. Dunckel was Vice President, Regional Director for the Newport Group managing the territory for financial and consulting services. From 2000 to 2002, Mr. Dunckel was Vice President, Regional Director for New York Life Investment Management consulting with financial advisors and corporations with respect to investments and financial services.

Mr. Dunckel has entered into various transactions and agreements with the Company on behalf of ERC, Verge and TIHG (all such transactions have been reported on the Company filings of Form 8Ks). On December 31, 2006, Mr. Dunckel executed the Agreement and Plan of Exchange on behalf of TIHG which was issued shares in ERC in consideration for the exchange of TIHG’s interest in Verge. Pursuant to that certain Stock Transfer and Assignment of Contract Rights Agreement dated as of May 14, 2007, the Company transferred its shares in ERC in consideration for the assignment of rights to that certain Investment and Option Agreement, and amendments thereto, dated as of June 19, 2006 which gives rights to certain interests and assets. Mr. Dunckel has represented and executed the foregoing agreements on behalf of ERC, Verge and TIHG as well as executed agreements on behalf of Verge to transfer 100% of Verge. On October 2008 a Group associated with Mr. Dunckel acquired from AGL all its holding in Verge. Verge was subsidiary of the company, and per disposal of AGL, the Company is not affiliated to Verge any longer.

Mace Miller was appointed on July 28, 2008 as a director of the Company, received his BBA in Accounting and an MBA with International Concentration from the University of Texas at El Paso in 1989 and 1992, respectively. Further, Mr. Mace received his law degree from the University of Texas at El Paso in 1992. From 2001 to 2006, Mr. Miller has been a principal with Raymond James Financial Services. Mr. Miller, since 2006, has been a partner with Coronado Capital Advisers, where he has been responsible for the administration and creation of proprietary hedge fund. He has been a frequent speaker at various international venues, including the Raymond James National Conference, on tax mitigation and anti-money laundering issues related to hedge funds. Recognized as an expert in international finance, Mr. Miller has consulted on numerous bond offerings in the United States and the Dominican Republic on behalf of institutions and investors alike. Mr. Miller is a licensed Attorney with the State of Texas.

Gregory Rubin, On August 19, 2008, the Company entered into that certain Employment Agreement with Mike Mustafoglu, effective July 1, 2008, pursuant to which Mr. Mustafoglu agreed to serve as the Chairman of the Board of Directors of the Company for a period of five years. On December 24, 2008, Mike Mustafoglu resigned as Chairman of the Board of Directors of the Company to pursue other business interest.  To fill the vacancy resulting from Mr. Mustafoglu’s resignation, the Board of Directors has appointed Dr. Gregory Rubin, as a director of the Company. Dr. Rubin will serve as the Chairman of the Board of Directors of the Company. Dr. Rubin has been a self employed dentist for the last 25 years. During the last 25 years, Dr. Rubin also has served various companies in industries ranging from health care management to oil and gas in various consulting roles. Dr. Rubin serves as the director for Central Asia Franchise Holdings, Ltd., Central Asia Construction and Development, Ltd., Nadir Energy & Mining Corporation, Grand Pacarama Gold Corporation and ADR OTC Markets, LLC. Based on agreements that the company is not side too, Dr. Rubin is partial owner of T.A.S – which is preferred shareholder of the Company, which has super power voting rights.

Robin Ann Gorelick, from 1992 to the present, has served as the Managing Partner at the Law Offices of Gorelick & Associates, specializing in the representation of various public and private business entities. Ms. Gorelick received her Juris Doctor (“JD”) and her BA in economics and political science from the University of California, Los Angeles in 1982 and 1979, respectively. Ms. Gorelick is admitted to practice law in California, the District of Columbia and Texas. On October 4, 2007, Robin Gorelick, resigned as a director of Emvelco the Company. Ms. Gorelick continues to act as general counsel and corporate secretary for the Company

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

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

2008 BOARD MEETINGS

In 2008, the Board had three (3) meetings telephonically and twenty (20) meetings through unanimous written consents and additional resolutions. No director attended less than 75% of all of the combined total meetings of the Board and the committees on which they served in 2008.

BOARD COMMITTEES

Audit Committee

The Audit Committee of the Board reviews the internal accounting procedures of the Company and consults with and reviews the services provided by our independent accountants. The Audit Committee consists of Gerald Schaffer, Stewart Reich and Mace Miller is independent members of the Board. The Audit Committee held two meetings in 2008. Mr. Reich serves as the financial expert on the Audit Committee.

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

Compensation Committee

The Compensation Committee of the Board performs the following: i) reviews and recommends to the Board the compensation and benefits of our executive officers; ii) administers the stock option plans and employee stock purchase plan; and iii) establishes and reviews general policies relating to compensation and employee benefits. The Compensation Committee consisted of Messrs Reich, Schaffer and Miller. No interlocking relationships exist between the Board or Compensation Committee and the Board or Compensation Committee of any other company. During the past fiscal year the Compensation Committee met one (1) time.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10 percent of the Company’s common stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, Directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the SEC and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2007. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2008, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, Directors and ten percent stockholders.

POLICY WITH RESPECT TO SECTION 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, unless an appropriate exemption applies, a tax deduction for the Company for compensation of certain executive officers named in the Summary Compensation Table will not be allowed to the extent such compensation in any taxable year exceeds $1 million. As no executive officer of the Company received compensation during 2007 approaching $1 million, and the Company does not believe that any executive officer’s compensation is likely to exceed $1 million in 2008, the Company has not developed an executive compensation policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Code.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, Directors and employees of the Company.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2008 to the Company’s CEO and our most highly compensated officers other than the CEO at December 31, 2008 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Total ($)
Yossi Attia	2008	$240,000	$120,000	$—	$—	$360,000
Robin Gorelick	2008	168,000	—	24,048	—	$192,048

Totals		$408,000	$120,000	$24,048	$—	$552,048

OUTSTANDING EQUITY AWARDS

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Yossi Attia (1)	100,000	(2)	—	—	$3.40	03/12/2011	50,000	(3)	$92,500	(3)	—	—

(1)	Mr. Attia was appointed as Chief Executive Officer of the Company on August 14, 2006.

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

DIRECTOR COMPENSATION

The following table sets forth with respect to the named Director, compensation information inclusive of equity awards and payments made in the year end December 31, 2008.

Name		Fees Earned or Paid in Cash	Fees Earned or Accrued but not Paid in Cash
Stewart Reich	$		$57,504
Ilan Kenig (Resigned during 2008)			25,002
Darren C Dunckel*)		120,000
Gerald Schaffer			50,004

Total		$120,000	$132,510

*) – As salary via Verge

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

* Fair market value of underlying securities (calculated by subtracting the exercise price of the options from the closing price of the Company’s common stock quoted on the OTC as of December 31, 2008, which was about $0.02 per share. None of Mr. Attia’s options are presently in the money.

EMPLOYMENT AND MANAGEMENT AGREEMENTS

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. On August 14, 2006, the Company amended the agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year. The board of directors of AGL approved the employment agreement between AGL and Mr. Yossi Attia, the controlling shareholder and CEO of the Company.  The agreement goes into effect on the date that the aforementioned allotments are consummated and stipulates that Mr. Attia will serve as the CEO of AGL in return for a salary that costs AGL an amount of US$ 10 thousand a month.  Mr. Attia is also entitled to reimbursement of expenses in connection with the affairs of AGL, in accordance with AGL policy, as set from time to time.  In addition Mr. Attia is entitled to an annual bonus of 2.5% of the net, pre-tax income of the Company in excess of NIS 8 million. The agreement was ratified by the general shareholders meeting of AGL on 30 October 2007

 On August 19, 2008, the Company entered into that certain Employment Agreement with Mike Mustafoglu, effective July 1, 2008, pursuant to which Mr. Mustafoglu agreed to serve as the Chairman of the Board of Directors of the Company for a period of five years. Mr. Mustafoglu will receive (i) a salary of $240,000; (ii) a performance bonus of 10% of net income before taxes, which will be allocated by Mr. Mustafoglu and other key executives at the sole discretion of Mr. Mustafoglu; and (iii) a warrant to purchase 10 million shares of common stock of the Company at an exercise price equal to  the lesser of $.50 or 50% of the average market price of the Company’s common stock during the 20 day period prior to exercise on a cashless basis (the “Mustafoglu Warrant”). The Mustafoglu Warrant shall be released from escrow on an equal basis over the employment period of five years. As a result, 2,000,000 shares of the Mustafoglu Warrant will vest per year.  Effective July 16, 2008, the Board of Directors of the Company approved that certain Mergers and Acquisitions Consulting Agreement (the “M&A Agreement”) between the Company and TransGlobal Financial LLC, a California limited liability company (“TransGlobal”). Pursuant to the M&A Agreement, TransGlobal agreed to assist the Company in the identification, evaluation, structuring, negotiation and closing of business acquisitions for a term of five years. As compensation for entering into the M&A Agreement, TransGlobal shall receive a 20% carried interest in any transaction introduced by TransGlobal to the Company that is closed by the Company. At TransGlobal’s election, such compensation may be paid in restricted shares of common stock of the Company equal to 20% of the transaction value. Mike Mustafoglu, who is the Chairman of TransGlobal Financial, was elected on July 28, 2008 at a special shareholder meeting as the Company’s Chairman of the Board of Directors.  On December 24, 2008, Mr. Mustafoglu resigned as Chairman of the Board of Directors of Company to pursue other business interests. Further, that certain Mergers and Acquisitions Consulting Agreement between the Company and TransGlobal was terminated. Mr. Mustafoglu is the Chairman of TransGlobal

The board of directors of AGL approved an employment agreement between the Company and Mr. Shalom Attia, the controlling shareholder and CEO of AP Holdings Ltd.  The agreement goes into effect on the date that the aforementioned allotments are consummated and stipulates that Mr. Shalom Attia will serve as the VP – European Operations of AGL in return for a salary that costs the Company an amount of US$ 10 thousand a month.  Mr. Attia is also entitled to reimbursement of expenses in connection with the affairs of the Company, in accordance with Company policy, as set from time to time.  In addition, Mr. Shalom Attia is entitled to an annual bonus of 2.5% of the net, pre-tax income of AGL in excess of NIS 8 million. The agreement was ratified by the general shareholders meeting of AGL on 30 October 2007.

Effective July 1, 2006, Verge entered into a non written year employment agreement with Darren C Dunckel as the President of Verge which commenced on July 11, 2006 and provides for annual compensation in the amount of $120,000, the employment expense which was capitalized related to such agreement was $120,000 for each year ended December 31, 2008 and 2007.

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

The Board has approved the modification of Directors’ compensation on its special meeting held on June 11, 2006. Directors who are also officers of the Company are not separately compensated for their services as a Director. Directors who are not officers receive cash compensation for their services as follows: $40,000 per year and an additional $5,000 if they sit on a committee and an additional $5,000 if they sit as the head of such committee. Non-employee directors are reimbursed for their expenses incurred in connection with attending meetings of the Board or any committee on which they serve and are eligible to receive awards under our 2004 Incentive Plan.

During 2008 the Board modified its member’s compensation to include only compensation only to committee’s member that was appointed by the prior board, as following: each member: $4,167 per month and chairman $4,792 per month.

STOCK OPTION PLAN

2004 Incentive Plan

a) Stock option plans

In 2004, the Board of Directors established the “2004 Incentive Plan” (“the Plan”), with an aggregate of 800,000 shares of common stock authorized for issuance under the Plan. The Plan was approved by the Company’s Annual Meeting of Stockholders in May 2004. In 2005, the Plan was adjusted to increase the number of shares of common stock issuable under such plan from 800,000 shares to 1,200,000 shares. The adjustment was approved at the Company’s Annual Meeting of Stockholders in June 2005. The Plan provides that incentive and nonqualified options may be granted to key employees, officers, directors and consultants of the Company for the purpose of providing an incentive to those persons. The Plan may be administered by either the Board of Directors or a committee of two directors appointed by the Board of Directors (the “Committee”). The Board of Directors or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share. Options granted under the Plan are generally exercisable for a period of up to ten years from the date of grant. Incentive options granted to stockholders that hold in excess of 10% of the total combined voting power or value of all classes of stock of the Company must have an exercise price of not less than 110% of the fair market value of the underlying stock on the date of the grant. The Company will not grant a nonqualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.

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

As of December 31, 2008, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the year ended December 31, 2008 and the year ended December 31, 2007.

The following table summarizes information about shares subject to outstanding options as of December 31, 2008, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

As part of some Private Placement Memorandums the Company issued warrants that can be summarized in the following table:

Name	Date	Terms	No. of Warrants	Exercise Price
Party 1	3/30/2008	2 years from Issuing	200,000	$1.50
Party 1	3/30/2008	2 years from Issuing	200,000	$2.00
Party 2	6/05/2008	2 years from Issuing	300,000	$1.50
Party 3	6/30/2008	2 years from Issuing	200,000	$1,50
Party 4	9/5/2008	2 years from Issuing	200,000	$1.50

Cashless Warrants:

On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes a third party, for a short term loan (“bridge”) of up to $275,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of 1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 200,000 cashless warrants as from September 15, 2008 at exercise price of $1.50 for a period of 2 years. The Company contests the validity of said warrants.

(d) Shares

On May 6, 2008 the Company issued 500,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration

On June 11, 2008, the Company entered into a Services Agreement with Mehmet Haluk Undes (the “Undes Services Agreement”) pursuant to which the Company engaged Mr. Undes for purposes of assisting the Company in identifying, evaluating and structuring mergers, consolidations, acquisitions, joint ventures and strategic alliances in Southeast Europe, Middle East and the Turkic Republics of Central Asia. Pursuant to the Undes Services Agreement, Mr. Undes has agreed to provide us services related to the identification, evaluation, structuring, negotiating and closing of business acquisitions, identification of strategic partners as well as the provision of legal services. The term of the agreement is for five years and the Company has agreed to issue Mr. Undes 525,000 shares of common stock that shall be registered on a Form S8 no later than July 1, 2008.

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

2008 Stock Incentive Plan:

On July 28, 2008 - the Company held a special meeting of the shareholders for four initiatives, consisting of approval of a new board of directors, approval of the conversion of preferred shares to common shares, an increase in the authorized shares and a stock incentive plan. All initiatives were approved by the majority of shareholders.  The 2008 Employee Stock Incentive Plan (the “2008 Incentive Plan”) authorized the board to issue up to 5,000,000 shares of Common Stock under the plan.

On August 23 the Company issued 100,000 shares of its common stock 0.001 par value per share, to Robert M. Yaspan, the Company lawyer, in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration

On November 4, 2008, the Company issued 254,000 shares of its common stock 0.001 par value per share, to one consultant (200,000 shares) and two employees (54,000 shares), in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of April 15, 2009. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. Please note that on February 24, 2009 the Company effected reverse split of 1:100. Therefore all amounts of shares in the following chart were converted accordingly.
Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Yossi Attia (2)	9,204	*
Robin Ann Gorelick (3)	0	*
Stewart Reich (4) (5)	1,000	*
Darren C. Dunckel (4)	0	*
Mace K. Miller (4)	0	*
Gerald Schaffer (4)	0	*
Corporate Group Services Ltd.	150,000	17.19%
Sully LLC	95,500	10.94%
Beacon Financial Corp.	95,000	10.88%
Atia Family Trust	8,204	*

All executive officers and directors as a group (consisting of 7 individuals)	10,204	1.17%

*	less than 1.00%

**	Executive officer and/or director of the Company.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days after March 15, 2009. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 15, 2009, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Pursuant to a Stock Purchase Agreement dated as of January 28, 2005, by and between KPN Telecom B.V. (“KPN Telecom”) - KPN Telecom B.V. is a subsidiary of Royal KPN N.V, a company incorporated under the laws of the Netherlands, and CORCYRA d.o.o., a Croatian company (“CORCYRA”), (the “Purchase Agreement”), KPN Telecom sold to CORCYRA (i) 289,855 shares (the “Initial Shares”) of our common stock for US $1,000,000 (the “Initial Closing”), (ii) 434,783 shares (the “Secondary Shares”) of our common stock for US $1,500,000 on April 28, 2006 and (iii) 781,006 shares of the Company’s common stock pursuant to the Second Special Closing of our common stock on January 26, 2007. The Initial Closing occurred on February 1, 2005. Pursuant to the Purchase Agreement, CORCYRA also agreed to purchase and, KPN agreed to sell, KPN Telecom’s remaining 1,604,405 shares of our common stock (the “Final Shares”) on December 1, 2006 (the “Final Closing”); provided, however, that upon 14 days’ prior written notice to KPN Telecom, CORCYRA may accelerate the Final Closing to an earlier month-end date as specified in such notice; provided, further, that the Final Closing is subject to the satisfaction or waiver of all of the conditions to closing set forth in the Purchase Agreement. Assuming the final closing occurred on December 1, 2006, the purchase price to be paid by CORCYRA at the final closing shall be equal to $5,801,817 (“Base Price”) plus the product of 1,601,405 multiplied by ..35, which in turn is multiplied by the difference of the average closing price for 60 trading days prior to the closing date less $3.45 (the “Additional Payment”). In addition, CORCYRA will be required to pay a premium of $28,560 per month. The Base Price to be paid decreases in the event that Corcyra closes prior to December 1, 2006.

Pursuant to Amendment No. 2 dated as of December 1, 2006, to the Purchase Agreement, CORCYRA and KPN agreed to split the purchase of the remaining 1,601,405 shares of Common Stock into two increments rather than purchasing all of the remaining stock in one tranche on December 1, 2006. In accordance with the terms of Amendment No. 2 781,006 shares of the Remaining Stock were purchased by CORCYRA from KPN on December 1, 2006 paying $3.85 per share. The balance of the Remaining Stock of 820,399 shares is scheduled to be purchased by CORCYRA from KPN on or before July 2, 2007; provided, however, that CORCYRA may accelerate the closing to an earlier month-end date as specified in such agreement. Accordingly, CORCYRA owned 1,505,644 shares of common stock and is deemed to own, pursuant to Rule 13d-3(d), promulgated under the Securities Exchange Act of 1934, as amended, the remaining 820,399 shares held by KPN Telecom.

Based on adversary between the parties (KPN and Corcyra) – of which the Company is not a party to such dispute - the remaining 820,399 shares (8,204 posts the reverse split) are in certain dispute. In our calculations above, we did not give effect to the dispute.

Mr. Attia was entitled to additional 111,458 shares of the Company per his employment agreement with the Company.

Effective March 22, 2005 the Board of Directors granted the two directors, Mr. Attia and Mr. Kenig (which resigned during 2008), 100,000 options each at an exercise price of $3.40 per share under the 2004 Incentive Plan. Each directors options vest in four equal installments of 25,000 shares on September 22, 2005, September 22, 2006, September 22, 2007 and September 22, 2008.

(3) An officer of the Company.

(4) A director of the Company.

(5) Includes an option to purchase 100,000 shares of common stock at an exercise price of $4.21 per share. 25,000 options vest on April 13, 2004, 25,000 options vest on April 13, 2005, 25,000 options vest on April 13, 2006, while 25,000 options vest on April 13, 2007

The foregoing table is based upon 87,280,919 shares of common stock outstanding as of December 31, 2008.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2007 The Company via ERC rented its office premises in Las Vegas from Yossi Attia for a monthly fee.

Mr. Dunckel a member of the Board serves as President of ERC as wells as Verge., Nevada corporations and former subsidiaries of the Company. As President, he oversees management of real estate acquisitions, development and sales in the United States and Croatia where ERC holds properties. Concurrently, Mr. Dunckel is the Managing Director of The International Holdings Group Ltd. (“TIHG”), the sole shareholder of ERC and as such manages the investment portfolio of this holding company. Mr. Dunckel has entered into various transactions and agreements with the Company on behalf of ERC, Verge and TIHG (all such transactions have been reported on the Company filings of Form 8Ks). On December 31, 2006, Mr. Dunckel executed the Agreement and Plan of Exchange on behalf of TIHG which was issued shares in ERC in consideration for the exchange of TIHG’s interest in Verge. Pursuant to that certain Stock Transfer and Assignment of Contract Rights Agreement dated as of May 14, 2007, the Company transferred its shares in ERC in consideration for the assignment of rights to that certain Investment and Option Agreement, and amendments thereto, dated as of June 19, 2006 which gives rights to certain interests and assets. Mr. Dunckel has represented and executed the foregoing agreements on behalf of ERC, Verge and TIHG as well as executed agreements on behalf of Verge to transfer 100% of Verge. Effective July 1, 2006, Verge entered into a non written year employment agreement with Darren C Dunckel as the President of Verge which commenced on July 11, 2006 and provides for annual compensation in the amount of $120,000, the employment expense which was capitalized related to such agreement was $120,000 for each year ended December 31, 2008 and 2007. Verge loaned to Mr. Darren Dunckel, the sum of $93,822, of which $90,000 was paid-off via Mr. Dunckel employment agreement, and the balance of $3,822 is included in Prepaid and other current assets as of December 31, 2006. As of December 31, 2007, the balance for advances to Mr. Dunckel was paid off. Based on agreements between company controlled by Mr. Dunckel and AGL, Mr. Dunckel acquired Verge from AGL. The Company is not side to these agreements.

Upon closing the acquisition of AGL Mr. Attia was appointed as the CEO of AGL. Mr. Yossi Attia serves as chairmen of the board of AGL.

The board of directors of AGL approved an employment agreement between the Company and Mr. Shalom Attia, the controlling shareholder and CEO of AP Holdings Ltd.  The agreement goes into effect on the date that the aforementioned allotments are consummated and stipulates that Mr. Shalom Attia will serve as the VP – European Operations of AGL in return for a salary that costs the Company an amount of US$ 10 thousand a month.  Mr. Attia is also entitled to reimbursement of expenses in connection with the affairs of the Company, in accordance with Company policy, as set from time to time.  In addition, Mr. Shalom Attia is entitled to an annual bonus of 2.5% of the net, pre-tax income of AGL in excess of NIS 8 million. The agreement was ratified by the general shareholders meeting of AGL on 30 October 2007.

On March 31, 2008, the Company raised $200,000 from a private offering of its securities pursuant to a Private Placement Memorandum (“PPM”). The private placement was for Company common stock which shall be “restricted securities” and were sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years (for 200,000 shares of the Company common stock), and an additional 200,000 warrants to be exercised at $2.00 for four years (for 200,000 shares of the Company common stock). Said Warrants may be exercised to ordinary common shares of the Company only if the Company issues subsequent to the date of the PPM, 25 million or more shares of its common stock. The money raised from the private placement of the Company’s shares will be used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia abstained from voting on this matter in the board meeting which approved this PPM.

On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes, for a short term loan (“bridge”) of $220,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of $1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 200,000 cashless warrants from September 15, 2008 at exercise price of $1.50 for a period of 2 years.  The Company contest said warrants entitlements to the investor, based on a cause.

On December 5, 2008 the Company entered into and closed an Agreement  with T.A.S. Holdings Limited (“TAS”) (the “TAS Agreement”) pursuant to which TAS agreed to cancel the debt payable by the Company to TAS in the amount of approximately $1,065,000 and its 15,000,000 shares of common stock it presently holds in consideration of the Company issuing TAS 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the “Series B Stock”).

The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company’s board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009.

In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.

The Series B Stock restricts the ability of the holder to convert the Series B Stock and receive shares of the Company’s common stock such that the number of shares of the Company common stock held by TAS and its affiliates after such conversion does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock.

The Series B Stock was offered and sold to TAS in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. TAS is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company filed its Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the State of Delaware

Based on agreements that the company is not side too, Dr. Rubin is partial owner of T.A.S.

ITEM 13.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 64 of this Form 10-KSB, and are incorporated herein by this reference

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by Deloitte Auditing and Consulting Kft. and affiliates, Fahn Kanne and Company, and Robison Hill and Company for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and 2007, respectively, and fees billed for other services rendered.

	2008	2007
Audit Fees	$41,800	$213,400
Audit-Related Fees		38,000
Tax Fees		20,570

Total	$41,800	$181,500

Fee of the independent Auditors in AGL:

The following is a breakdown of the fees, which are included in the totals above, of the external independent auditors of AGL:

	2007
	Hours	NIS’000	$US ‘000
Auditing services	1,510	375	94
Tax services	20	5	1

Total	1,530	380	95

The following is a breakdown of the fees of the independent Auditors of the Croatian subsidiary, Sitnica:

	2007
	Hours	NIS ‘000	$US ‘000
Auditing services	18	15	4

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

VORTEX RESOURCES CORP.

By	/s/ Yossi Attia
Yossi Attia
Chief Executive Officer and Director
(Principal Financial Officer) Dated: April 15, 2009

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Yossi Attia	Chief Executive Officer and Director	April 15, 2009
Yossi Attia	(Principal Executive Officer, Principal Financial and Accounting Officer)

By: /s/ Stewart Reich	Director	April 15, 2009
Stewart Reich

By: /s/ Robin Ann Gorelick	Secretary, & Corporate Counsel	April 15, 2009
Robin Ann Gorelick

By: /s/ Gerald Schaffer	Director	April 15, 2009
Gerald Schaffer

By: /s/ Mace Miller	Director	April 15, 2009
Mace Miller

By: /s/ Darren C Dunckel	Director	April 15, 2009
Darren C Dunckel

By: /s/ Gregory Rubin	Chairman of the Board and Director	April 15, 2009
Gregory Rubin

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation filed November 9, 1992(1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997(2)

3.3	Bylaws(1)

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock of Emvelco Corp. (19)

3.5	Certificate of Amendment to the Restated Certificate of Incorporation (22)

3.6	Certificate of Ownership of Emvelco Corp. and Vortex Resources Corp.(23)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock of Vortex Resources Corp. (26)

3.8	Certificate of Amendment to the Certificate of Incorporation (28)

4.1	Form of Common Stock Certificate(1)

4.2	Form of Subscription Agreement (3)

4.3	Securities Purchase Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

4.4	Convertible Note issued to Trafalgar Capital Specialized Investment Fund, Luxembourg (24)

4.5	Security Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

4.6	Pledge Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.1	Investment Agreement, dated as of June 19, 2006, by and between EWEB RE Corp. and AO Bonanza Las Vegas, Inc. (4)

10.2	Sale and Purchase Agreement, dated as of February 16, 2007, by and between Emvelco Corp. and Marivaux Investments Limited (5)

10.3	Stock Transfer and Assignment of Contract Rights Agreement, dated as of May 14, 2007 among Emvelco Corp., Emvelco RE Corp., The International Holdings Group Ltd., and Verge Living Corporation (6)

10.4	Agreement, dated as of June 5, 2007, among Emvelco Corp., Yossi Attia, Darren Dunckel, and Upswing, Ltd.(7)

10.5	Agreement(8)

10.6	All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents - Edinburgh Avenue (8)

10.7	All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents - Harper Avenue (8)

10.8	All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents - Laurel Avenue (8)

10.9	Notice of Exercise of Options(9)

10.10	Appswing Agreement (10)

10.11	Kidron Agreement (10)

10.12	Indemnification Agreement (11)

10.13	Notice of Exercise of Options(12)

10.14	Settlement and Release Agreement and Amendment No. 1. (13)

10.15	All Inclusive Deed of Trust (14)

10.16	All Inclusive Promissory Note (14)

10.17	Share Exchange Agreement - Amendment No. 1 (15)

10.18	Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated May 1, 2008 (16)

Exhibit No.	Description
10.19	Form of Convertible Note dated May 1, 2008 (16)

10.20	Services Agreement dated June 11, 2008 by and between EMVELCO Corp. and Mehmet Haluk Undes (18)

10.21	Amendment No. 1 to the Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated June 11, 2008 (19)

10.22	Limited Liability Company Operating Agreement of Vortex Ocean One, LLC, a Nevada limited liability company (20)

10.23	Form of Subscription Agreement (20)

10.24	Form of Common Stock Purchase Agreement (20)

10.25	Drilling Agreement (20)

10.26	Mergers and Acquisitions Consulting Agreement between the Company and TransGlobal Financial LLC (21)

10.26	Agreement dated December 3, 2008 and is made by and between Vortex Resource Corp. (the “Company”) and T.A.S. Holdings Limited (26)

10.27	Form of Agreement entered into by and between Vortex Resources Corp. and the Penalty Holders (27)

10.28	Agreement by and between Vortex Resources Corp. and Star Equity Investments, LLC (29)

31.1	Certification of the Chief Executive Officer and Principal Financial Officer of Emvelco Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer of Emvelco Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated June 6, 2008 (17)

99.2	Press Release dated June 10, 2008 (17)

99.3	Press Release (25)

(1) Exhibits are incorporated by reference to Registrant’s Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)

(2) Filed with Form 10-QSB for quarter ended June 30, 1998.

(3) Filed as an exhibit to Form 8-K on February 27, 2004.

(4) Filed as an exhibit to Form 8-K on March 9, 2004.

(5) Filed as an exhibit to Form 8-K on December 21, 2005.

(6) Filed as an exhibit to Form 8-K on May 16, 2007

(7) Filed as an exhibit to Form 8-K on June 11, 2007

(8) Filed as an exhibit to Form 8-K on July 12, 2007

(9)  Filed as an exhibit to Form 8-K on June 11, 2007

(10)  Filed as an exhibit to Form 8-K on July 26, 2007

(11) Filed as an exhibit to Form 8-K on September 26, 2007

(12) Filed as an exhibit to Form 8-K on October 19, 2007

(13) Filed as an exhibit to Form 8-K on November 19, 2007

(14) Filed as an exhibit to Form 8-K on December 21, 2007

(15)  Filed as an exhibit to Form 8-K on  May 5, 2008

(16) Filed as an exhibit to Form 8-K on  May 7, 2008

(17) Filed as an exhibit to Form 8-K on  June 10, 2008

(18) Filed as an exhibit to Form 8-K on  June 13, 2008

(19) Filed as an exhibit to Form 8-K on  June 17, 2008

(20) Filed as an exhibit to Form 8-K on  July 9, 2008

(21) Filed as an exhibit to Form 8-K on  July 17, 2008

(22) Filed as an exhibit to Form 8-K on  August 1, 2008

(23) Filed as an exhibit to Form 8-K on  September 4, 2008

(24) Filed as an exhibit to Form 8-K on  October 2, 2008

(25) Filed as an exhibit to Form 8-K on  November 20, 2008

(26) Filed as an exhibit to Form 8-K on  December 5, 2008

(27) Filed as an exhibit to Form 8-K on  December 31, 2008

(28) Filed as an exhibit to Form 8-K on  February 25, 2009

(29) Filed as an exhibit to Form 8-K on  March 19, 2009

VORTEX RESOURCES CORP.

Consolidated Financial Statements

As of December 31, 2008 and As of December 31, 2007 and for the Years Ended December 31, 2008 and 2007

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Vortex Resources Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Vortex Resources Corp., (f/k/a Emvelco Corp.) and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financials statements of Atia Group Ltd., a 58.3% owned subsidiary, which statements reflect total assets of $11,748,000 as of December 31, 2007 and total revenues of $-0- for the period from November 2, 2007 (date of acquisition) to December 31, 2007.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Atia Group Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vortex Resources Corp., and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the financing of the Company’s projects is dependent on the future effect of the so called sub-prime mortgage crisis on financial institutions.  This sub-prime crisis may affect the availability and terms of financing of the completion of the projects as well as the availability and terms of financing may affect the Company’s ability to obtain relevant financing, if required.  The sub-prime mortgage crisis has raised substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
April 13, 2009

Vortex Resources Corp.
Consolidated Balance Sheet
As of December 31, 2008 and 2007
Amounts in US dollars

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$123,903	$369,576
Accounts receivable	—	218,418
Intangible, debt discount on Notes with conversion option, current (Note 7)	953,610	195,266
Total current assets from continued operations	1,077,513	783,260
Total current assets from discontinued operations (Note 10)	2,600,000	17,547,196
Total current assets	3,677,513	18,330,456

Fixed assets, net	—	32,425
Intangible, debt discount on Notes with conversion option, net of current portion (Note 7)	731,101	—
Total Non Current assets from discontinued operations (Note 10, Note19)		37,145,713

Total assets	$4,408,614	$55,508,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	813,064	—
Convertible notes payable to third party – current portion (Note 7)	1,165,900	—
Other current liabilities	89,400	305,520
Total current liabilities from continued operations	2,068,364	305,520
Total current liabilities from discontinued operations (Note 10)	—	24,297,443
Total current liabilities	2,068,364	24,602,963

Convertible Notes Payable to Third Party (Note 7)	2,474,000	2,277,633

Total Non Current liabilities from discontinued operations (Note 10)	—	9,606,086
Total non Current liabilities	4,542,364	36,486,682

Commitments and contingencies (Note 13)	—	—
Minority interest in subsidiary’s net assets	525,000	6,145,474

Stockholders’ equity
Preferred stock, 1,000,000 series B convertible, $1.20 stated value - Authorized and
outstanding 1,200,000 and 0 shares, respectively	1,200,000	—
Common stock, $.001 par value - Authorized 400,000,000 shares;
91,780, 919 and 4,609,181 shares issued; 87,280,919 and 4,609,181 shares outstanding, respectively	87,281	4,609
Additional paid-in capital	93,038,051	53,281,396
Accumulated deficit	(94,957,047)	(38,289,630)
Accumulated other comprehensive loss	(2,226)	(2,226
Treasury stock – 100,000 and 1,279,893 common shares at cost, respectively (Note 16)	(24,809)	(2,117,711)
Total stockholders’ equity	(658,750)	12,876,438

Total liabilities and stockholders’ equity	$4,408,614	$55,508,594

See accompanying notes to consolidated financial statements.

Vortex Resources Corp.
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2008 and 2007
Amounts in US dollars

	2008	2007
Revenues from Sales	$—	$—

Cost of revenues	—	—

Operating expenses
Compensation and related costs	558,073	762,787
Consulting, professional and directors fees	13.049,759	1,195,922
Other selling, general and administrative expenses	413,576	—
Software development expense	—	136,236
Depreciation and amortization	—	—
Total operating expenses	14,021,409	2,094,945

Operating loss	(14,021,409)	(2,094,945)

Interest income	729,097	1,665,379
Interest expense	(1,922,983)	—
Net interest income (expense)	(1,193,886)	1,665,379 (386,108

Other income	—	13,899
Bad debt expense	(5,959,956)	—

Loss before income taxes	(21,175,251)	(415,667)

Income tax expense	—	—

Loss from continuing operations	(21,175,251)	(415,667)

Loss from discontinued operations & Goodwill impairment, net of tax (Note 10)	(35,435,635)	(10,656,933)

Net Loss before minority interest in loss of consolidated subsidiary	(56,610,886)	(11,072,600)

Less minority interest in loss of consolidated subsidiary	(56,531)	172,810

Net loss	(56,667,417)	(10,899,790)

Other comprehensive loss	—	(7,765)

Comprehensive (loss)	$(56,667,417)	$(10,907,555)

Loss per share from continuing operations, basic	(108.90)	(5.00)
Loss per share from discontinued operations, basic	(181.75)	(225.00)
Net Loss per share, basic	(290.65)	(230.00)
Loss per share from continuing operations, diluted	(106.07)	(5.00)
Loss per share from discontinued operations, diluted	(177.02)	(225.00)
Net Loss per share, diluted	(283.09)	(230.00)
Weighted average number of shares outstanding, basic	194,967	47,343
Weighted average number of shares outstanding, diluted	200,175	47,343

See accompanying notes to consolidated financial statements.

VORTEX RESOURCES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 and 2007
Amounts in US dollars

	Preferred Stock			Common Stock				Other
	Number of shares	Amount		Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balances, January 1, 2007		$		5,412,270	$5,413	$52,224,829	$(27,389,840)	$5,539	$(994,884)	$23,851,057
Foreign currency translation loss								(7,765)		(7,765)
Compensation charge on share options and warrants issued to consultants						80,233				80,233
Treasury stock - Open Market				(180,558)	(181)	—	—	—	(288,636)	(288,817)
Treasury stock - Navigator Sale				(622,531)	(623)	—	—	—	(834,191)	(834,814)
Discount on Note Payable						976,334				976,334
Net loss for the period				—	—	—	(10,899,790)	—	—	(10,899,790)
Balances, December 31, 2007				4,609,181	$4,609	$53,281,396	$(38,289,630)	$(2,226)	$(2,117,711)	$12,876,438
Compensation charge on shares, options and warrants issued to consultants				254,000	254	2,018,161				2,018,415
Treasury stock - Open Market				(103,000)	(103)				(28,400)	(28,503)
Issuance of preferred shares and subsequent conversion into common shares				50,000,000	50,000	49,950,000				50,000,000
Issuance of shares - common				2,520,738	2,521	1,014,993				1,017,514
Conversion of notes payable into common shares				45,000,000	45,000	2,105,000				2,150,000
Cancellation of treasury shares						(2,121,302)			2,121,302	—
Discount on Note Payable						1,907,220				1,907,220
Surrendered 15M shares				(15,000,000)	(15,000)	(14,985,000)				(1,500,000)
Conversion of note to Series B preferred	1,000,000		1,200,000			(132,417)				1,067,583
Net loss for the period							(56,667,417)			(56,667,417)
Balances, December 31, 2008	1,000,000		$1,200,000	87,280,919	$87,281	$93,038,051	$(94,957,047)	$(2,226)	$(24,809)	$(658,750)

See accompanying notes to consolidated financial statements.

Vortex Resources Corp.
Consolidated Statements of Cash Flows
Year Ended December 31, 2008 and 2007
Amounts in US dollars

	2008	2007

Net cash provided by operating activities	$1,919,018	$87,636

Cash flows from investing activities:
Investment in certificate of deposit and restricted cash	—	(559,765)
Investment in gas rights on real property	(2,150,000)	—
Transaction fees paid in AGL transaction	—	(569,753)
Proceeds from sale of Emvelco RE Corp	—	500,000
Investment in affiliates, at cost	—	50,000
Cash proceeds in AGL transaction	—	2,120,797
Cash proceeds received from Vortex Ocean One member	525,000	—
Cash proceeds received from former DCG members	10,000	—
Loan advances to Emvelco RE Corp	(294,361)	(8,573,602)
Loan advances to Verge Loan advances to Verge	(241,837)	—
Proceeds received from sale of Navigator	—	3,200,000
Repayments from Verge, net	328,300	—
Net cash used in investing activities	(1,822,898)	(3,832,323)

Cash flows from financing activities:
Payments to acquire treasury stock	(28,503)	(289,439)
Proceeds from notes payable	4,009,900	5,401,155
Payment on notes payable	(591,565)	(1,972,367)
Proceeds from secured bank loans	17,993	—
Repayments of bank loans	(4,249,590)	—
Proceeds from related party	482,205	—
Repayment to related party	(1,000,000)	—
Payment to AP Holdings in AGL transaction	—	(1,877,706)
Proceeds from the issuance of stock	1,017,768	—
Net cash (used in) provided by financing activities	(341,792)	1,261,643

Net increase (decrease) in cash and cash equivalents	(245,673)	(2,483,044)
Cash and cash equivalents, beginning of year	369,576	2,852,620
Cash and cash equivalents, end of year	$123,903	$369,576

Supplemental disclosure:
Cash paid for interest expense	$4,822	$24,751
Cash received for interest income	$394,281	$411,064

Summary of non-cash transactions
Loan to ERC reduced for consideration in AGL transaction	—	$15,000,000
Note payable for consideration in AGL transaction	—	$4,250,000
Note payable converted to 25,000,000 shares	$2,000,000	—
Treasury shares acquired in sale of subsidiary	—	$834,191
Acquisition of subsidiary Preferred shares converted into 50,000,000 common shares	$50,000,000	—
Note payable converted into 20,000,000 common shares	$150,000	—
Note payable converted into 1,000,000 convertible preferred shares	$1,200,000	—
and surrendered 15,000,000 common shares	$15,000,000	—

See accompanying notes to consolidated financial statements.

Vortex Resources Corp.
Notes to Audited Consolidated Financial Statements

1. Organization and Business

Vortex Resources Corp, formerly known as (“f/k/a”) Euroweb International Corp. and Emvelco Corp., is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993. Effective August 19, 2008, the Company changed its name to Vortex Resources Corp. which was accomplished by merger of a wholly owned subsidiary into the Company with the Company being the survivor entity. Vortex Resources Corp. and its consolidated subsidiaries are collectively referred to herein as “Vortex” or the “Company”. Vortex’s business that was first implemented in 1997 was identifying, developing and operating companies within emerging industries for the purpose of consolidation and sale if favorable market conditions exist. Through December 31, 2007, the Company invested in the real estate development, and in the financing business through Emvelco RE Corp. (“ERC”) and its subsidiaries in the United States of America (“USA”) and in Europe. The Company commenced operations in the investment real estate industry through the acquisition of an empty, non-operational, wholly-owned subsidiary ERC, which was acquired in June 2006. Primary activity of ERC includes investment, development and subsequent sale of real estate, as well as investment in the form of loans provided to, or ownership acquired in, property development companies, directly or via majority or minority owned affiliates. The Company’s headquarters are located in Beverly Hills, California, and its operational offices located in West Hollywood, California.

Through its subsidiaries and series of agreements with ERC, the Company developed and sold in 2007 three properties in the Los Angeles vicinity. The balance of the Company real estate interests were sold during 2008. The Company does not have currently any further properties in the real estate industry.

In 2008, the Company changed or amended its business model to focus on the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders. Based on series of agreements commonly known as “reverse merger” which were formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the “DCG Agreement”) with Davy Crockett Gas Company, LLC (“DCG”) and its members (“DCG Members”). Pursuant to the DCG Agreement, the Company acquired and the DCG Members sold, 100% of the outstanding membership in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air, California.  As a newly formed designated LLC, DCG holds certain development rights for gas drilling in Crockett County, Texas. DCG has entered into the final DCG Agreement with the Company, which provided that the members sold all of their membership units to the Company in exchange for 50 million preferred shares of the Company. The sales price was $50 million, as calculated by the 50 million shares at an agreed price of $1.00

The Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce, and more effectively manage, its regulatory and administrative costs, and to enable Company’s management to better focus on its business of developing the natural gas drilling rights recently acquired in connection with the acquisition of DCG.

DCG, a wholly owned subsidiary is a limited liability company and was organized in Nevada on February 22, 2008. The Company’s members’ capital accounts consist of 10,000 units. As of December 31, 2008, 10,000 member’s units are issued and outstanding.  DCG has obtained drilling rights from a third party in Wolfcamp Canyon Sandstone Field in West Texas and entering the natural gas production & exploration, drilling, and extraction business.  DCG has the option to purchase rights on up to 180 in-fill drilling locations on about specific 3,600 acres, based on a 20 acres spacing.  The field was first developed in the 1970s on a 160 acre well spacing and was later reduced based on a small radius of the wells drainage. The spacing has subsequently been reduced to 40 acres, 20 acres, and 10 acres accordingly. DCG’s drilling program is based on 20 acres spacing.

DCG has obtained a reserve evaluation report from an independent engineering firm, which classifies the gas reserves as “proven undeveloped”.  According to the independent well evaluation, each well contains approximately 355 MMCF (355,000 cubic feet) of recoverable natural gas.

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained a current reserve report for the Company’s interest in DCG and Vortex One, which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely

As a result of the series of these reverse merger transactions described above, the Company’s ownership structure at December 31, 2008 is as follows (designated for sale – see subsequent events):

100% of DCG – discontinued operations
50% of Vortex Ocean One, LLC
7% of Micrologic, (Via EA Emerging Ventures Corp)
100% of 610 N. Crescent Heights, LLC and 50% of 13059 Dickens, LLC – both properties divested

On May 14, 2007, the Company entered into a Stock Transfer and Assignment of Contract Rights Agreement (the “Agreement”) with ERC, ERC’s principal shareholder TIHG and ERC’s wholly owned subsidiary Verge. Pursuant to the Agreement, the Company transferred and conveyed its 1,000 Shares (representing a 43.33% interest) (the “Shares”) in ERC to TIHG to submit to ERC for cancellation and return to Treasury (see Note 16).

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company’s Form 8-K filed June 11, 2007), the Company, the Company’s chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the “Investors”) entered into an Agreement (the “Upswing Agreement”) with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as “Upswing”). Pursuant to the Upswing Agreement, the Investors invested in an entity listed on the Tel Aviv Stock Exchange – the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL). In addition, the Investors transferred rights and control of various real estate projects to AGL. The Investors and AGL then effected a transaction, pursuant to which the Investors and/or the Investors’ affiliates acquired about 76% of the AGL in consideration of the transfer of the rights to the various real estate projects (including Verge) to AGL (the “Transaction”). Upswing, among other items, advised the Investors on the steps necessary to effectuate the contemplated transfer of real estate project rights to AGL.

Pursuant to the Notice, the Company, subject to performance under the Upswing Agreement, exercised its option (the “Sitnica Option”) to purchase ERC’s derivative rights and interest in Sitnica d.o.o. through ERC’s holdings (one-third (1/3) interest) in AP Holdings Limited (“AP Holdings”), a company organized under the Companies (Jersey) Law 1991, which equates to a one-third interest in Sitnica d.o.o. (excluding ERC’s interest in AP Holdings). The Sitnica Option was exercised in the amount of $4,250,000, payable by reducing the outstanding loan amount owing to the Company under the Investment Agreement by $3,550,000 and reducing the Company’s deposit with Shalom Atia, Trustee of AP Holdings, by $450,000.

On October 15, 2007, Emvelco delivered that certain Notice of Exercise of Options (“Notice”) to ERC, TIHG, Verge and Darren C. Dunckel, individual, President of ERC and/or representative of the foregoing parties. Pursuant to the Notice, Emvelco, subject to performance under the Upswing Agreement, exercised its option (the “Verge Option”) to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, via the purchase and acquisition of all outstanding shares of common stock of Verge. The Verge Option was exercised in the amount of $5,000,000 payable in cash, but in no event is the option exercisable prior to Verge breaking ground, plus conversion of $10,000,000 loans given to Verge into Equity as consideration for 75,000 shares of Verge.

The transaction was closed on November 2, 2007. Upon closing, Verge and Sitnica became fully owned subsidiaries of AGL. The Company owned 58.3% of AGL and consolidates AGL’s results in these financial statements.

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

In January 2009, the company entered a material term sheet with the Yasheng Group – see subsequent events.

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

Variable Interest Entities

Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company is required to consolidate variable interest entities (“VIE’s”), where it is the entity’s primary beneficiary. VIE’s are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.

Based on the transactions, which were closed on November 2, 2007, the Company owned 58.3% of Atia Group Limited (AGL) as of December 31, 2007.  This interest was divested as of effective January 1st, 2008 upon completion of the DCG reverse merger transaction. Since the company is the primary beneficiary through December 31, 2007, the financial statements of AGL are consolidated into these 2007 financial statements.  However, as of January 1, 2008, the balance sheet and results of operations of AGL are not consolidated into these financial statements.  The Company previously issued interim financial statements dated as of March 31, 2008 and for the three month period ending March 31, 2008.  Those financial statements included the consolidation of the AGL. In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, the Company disclosed the accounting change results in financial statements that are, in effect, the statements of a different reporting entity.  The change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods (see Note 17). As of and for the year ending December 31, 2008, the balance sheets and results of operations of DCG, 610 Crescent Heights, LLC, Dickens LLC and Vortex Ocean One, LLC are consolidated into these financial statements.

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

Revenue recognition

The Company applies the provisions of Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is probable and all other significant obligations have been fulfilled.

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

Revenue from fixed price contracts is recognized on the percentage of   completion   method.   The   percentage of completion method is also used for condominium projects in which the Company is a real estate developer and all units have been sold prior to the completion of the preliminary stage and at least 25% of the project has been carried out. Percentage of completion is measured by the percentage of costs incurred to balance sheet date to estimated total costs.  Selling,   general, and administrative costs are charged to expense as incurred.  Profit incentives are included in revenues, when their realization is reasonably assured. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are first determined, in the amount of the estimated loss of the full contract. Differences between estimates and actual costs and revenues are recognized in the year in which such differences are determined. The provision for warranties is provided at certain percentage of revenues, based on the preliminary calculations and best estimates of the Company’s management.

Cost of revenues

Cost of revenues includes the cost of real estate sold and rented as well as costs directly attributable to the properties sold such as marketing, selling and depreciation.

Real estate

Real estate held for development is stated at the lower of cost or market. All direct and indirect costs relating to the Company’s development project are capitalized in accordance with SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. Such standard requires costs associated with the acquisition, development and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these costs is predicated on the ability of the Company to successfully complete and subsequently sell or rent the property.

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

Foreign currency translation

The Company considers the United States Dollar (“US Dollar” or “$”) to be the functional currency of the Company and its subsidiaries, the prior owned subsidiary, AGL, which reports its financial statements in New Israeli Shekel. (“N.I.S”) The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars. For non-US subsidiaries that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at period-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the period. Translation adjustments are recorded in “Accumulated other comprehensive income” within stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

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

The Company did not have any marketable securities within continuing operations for the year ended December 31, 2008 (other than Treasury Stocks as disclosed).

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation of property and equipment using the straight-line method over the following estimated useful lives:

Software	3 years
Computer equipment	3-5 years
Other furniture equipment and fixtures	5-7 years

The Company’s policy is to evaluate the appropriateness of the carrying value of long-lived assets. If such evaluation were to indicate an impairment of assets, such impairment would be recognized by a write-down of the applicable assets to the fair value. Based on the evaluation, no impairment was indicated in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Equipment purchased under capital leases is stated at the lower of fair value and the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of leased equipment using the straight-
line method over the shorter of estimated useful life and the lease term. During the year ended December 31, 2008 and the year ended December 31, 2007, the Company did not enter into any capital leases.

Recurring maintenance on property and equipment is expensed as incurred.

Any gain or loss on retirements and disposals is included in the results of operations in the period of the retirement or disposal. No retirements and disposals occurred for the years ended December 31, 2008 and 2007 for the Company’s continuing operations.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based a market approach.  For the year ended December 31, 2008, an analysis was performed on the goodwill associated with the investment in DCG, and impairment was charged against the P&L for approximately $35.0 million.

For the year ended December 31, 2007, an analysis was performed on the goodwill associated with the investment in AGL, and impairment was charged against the P&L for approximately $10.2 million.

Intangible assets that have finite useful lives, whether or not acquired in a business combination, are amortized over their estimated useful lives, and also reviewed for impairment in accordance with SFAS 144. On July 22, 2007, the Company entered into a $2 million note payable agreement with third party, which included an option to convert the debt into equity.  Accordingly, the Company recorded in intangible assets related to the discount on the issuance of debt.  The estimated value of the conversion feature is approximately $976,334, and will be reported as interest expense over the anticipated repayment period of the debt.  Said note was converted during August 2008 – as such all value of the conversion feature is approximately $976,334 was recorded as interest expense.

The Company entered into a Securities Purchase Agreement (the “Agreement”) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Buyer”) on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the “Notes”). Pursuant to the terms of the Agreement, the Company and the Buyer closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008, with escrow instruction to be closed on October 1, 2008.

The Buyer, at its sole discretion, has the option to close on a second financing for $400,000 in Notes (which has been exercised as discussed below) and a third financing for $750,000 in Notes. Pursuant to the terms of the Agreement, the Company agreed to pay to the Buyer a commitment fee of 4% of the commitment amount, a structuring fee of $15,000, a facility draw down fee of 4%, issue the Buyer 150,000 shares of common stock, pay a due diligence fee to the Buyer of $15,000 and pay an advisory fee of $100,000 to TAS Holdings Limited. The Company recorded an intangible asset related to the discount on the issuance of debt. The estimated value of the conversion feature was approximately $1,907,221 and will be reported as interest expense over the anticipated repayment period of the debt.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the effect of dilutive potential common shares issuable upon exercise of stock options and warrants and convertible preferred stock.

Comprehensive income (loss)

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

The Company estimates the fair value of each option award on the date of the grant using the Black-Schulz option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with SEC guidance provided in the SAB 107, using a “simplified” method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options.

The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the year ended December 31, 2008 and the year ended December 31, 2007:

	Year ended December 31, 2008	Year ended December 31, 2007
Compensation and related costs	$—	$36,817
Consulting, professional and directors fees	2,018,161	43,416
Total stock-based compensation expense	$2,018,161	$80,233

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141-R, “Business Combinations.” SFAS 141-R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141-R will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated the impact, if any, that SFAS 141-R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning October 1, 2009.

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

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding  cost capitalized by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  The Company will include estimated future costs of abandonment and dismantlement in the full cost amortization base and amortize these costs as a component of our depletion expense in the accompanying financial statements.

Business segment reporting

Though the company had minor holdings of real estate properties which have been sold as of December 31, 2008, the Company manages its operations in one business segment, the Resources and Mineral - natural gas production, exploration, drilling, and extraction business.

3. Line of Credit and Restricted Cash

The Company’s real estate investment operations required substantial up-front expenditures for land development contracts and construction. Accordingly, the Company required a substantial amount of cash on hand, as well as funds accessible through lines of credit with banks or third parties, to conduct its business.  The Company had financed its working capital needs on a project-by-project basis, primarily with loans from banks and debt via the All Inclusive Trust Deed Agreement (AITDA), and with the existing cash of the Company. On August 28, 2006, the Company entered into a $4,000,000 Revolving Line of Credit (“line of credit”) with a commercial bank. As security for this credit facility, the Company deposited $4,000,000 into a certificate of deposit (“CD”) as collateral for a two year period. The CD earns interest at a rate of 5.25% annually, and any interest earned on the CD is restricted from withdrawal and must remain in the account for the entire term. On November 21, 2006, the Company deposited an additional $4,000,000 into another CD with the same restrictions on withdrawal. This CD matured on November 21, 2008 and the deposit bears an interest rate of 5.12% annually. The interest rate on the line of credit is 5.87% annually.

As of December 31, 2007, the outstanding balance on the line of credit including interest was $8,401,154 and the balance of the related certificate of deposit including interest was $8,518,985.

As of December 31, 2008, the Company paid off the lines of credit in full – See Breakdown in Note 10.

4. Investment (and loans) in Affiliates, at equity

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bore interest at an annual rate of 12% and the line of credit had a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development.  On November 2, 2007, the Company exercised the Verge option to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, thereby reducing the amount outstanding by $10 million.  Additionally, the Verge option required that the Company pays The Internatioanl Holdings Group (TIHG), the then parent of ERC, and another $5 million when construction began on the Verge Project.  As of December 31, 2008, the Company has accrued and recorded that payment as a reduction to this loan receivable balance.  As of December 31, 2008, the outstanding loan receivable balances by ERC and Verge were charged to bad debt expense on the statement of operations, due to the Company change of strategy, turmoil in the real estate industry including the sub-prime crisis and world financial crisis, which among other factor lead Verge to file for Bankruptcy protection.

2007 - Investment in Atia Group Limited (AGL)

As of December 31, 2007, the Company owns approximately 58.3% of the outstanding stock of the AGL.  AGL owned and managed two real estate development companies, Verge - which is in the process of building a condominium development in Las Vegas, Nevada and Sitnica - which is developing land in Croatia.  The Company’s consolidated statement of operations for the year ended December 31, 2007 include AGL’s expenses for the period November 2, 2007 to December 31, 2007, when the Company’s owned 58.3% of AGL as follows:

2007

Revenues	$—
Operating expenses	(395,155)
Interest expense	(19,258)
Net loss	(414,413)
Minority interest in subsidiary’s losses	172,810
Company’s portion of subsidiary’s losses	(241,603)

See Breakdown in Note 10

5. Investment in Land development

As of December 31, 2007, the Company’s subsidiary, AGL, owned 100% of the shares of Verge.  Verge holds title to 11 adjacent lots in Las Vegas, Nevada and intended to develop approximately about 296 (number of units may be changed due to realignment of the design) condos plus commercial retail in down town Las Vegas.

Below are the addresses of said lots (“Real Property”):

604 N Main Street, Las Vegas, NV 89101
634 N Main Street, Las Vegas, NV 89101
601 1st Street, Las Vegas,         NV 89101
603 1st Street, Las Vegas,         NV 89101
605 1st Street, Las Vegas,         NV 89101
607 1st Street, Las Vegas,         NV 89101
625 1st Street, Las Vegas,         NV 89101
617 1st Street, Las Vegas,         NV 89101
701 1st Street, Las Vegas,         NV 89101
703 1st Street, Las Vegas,         NV 89101
705 1st Street, Las Vegas,         NV 89101

The following table summarizes the carrying values of the investment in land development as of December 31, 2007:

Land vested from LLC – transfer of title – historical cost	$2,800,000
Land development investments	11,125,795
Accrued interest	1,229,680

Total Investment in Land Development	$15,551,475

As of December 31, 2007, the Company’s subsidiary, AGL, owned 100% of the shares of Sitnica.  Sitnica holds title to 25 adjacent plots of land in Samobor, Croatia.  The aggregate land is approximately 74.7 thousand square meters and was appraised for $17,299,230.  The appraisal was performed by an independent professional appraisal firm in Israel and is based on fair value on July 11, 2007.  The fair value was based on comparing market values of similar real estate which have similar characteristics in the Croatia market.  Also, there are no lease agreements on the land and the property was evaluated as one lot.  As of December 31, 2007, Sitnica’s investment in land development increased to $17,498,582.

As at 31 December 2007, the contractual rights of the subsidiary in these assets included the following rights in land in Samobor, Croatia:

Detail – Lot Number	Sq.m.
3782	1,574
3783	1,965
3780	1,554
3783	1,965
3777	5,927
3778	6,289
3779	6,992
3723	3,257
3724/1	3,227
3724/2	3,007
3722/2	3,420
3732/1	2,454
3743	1,664
3740	2,604
3737	3,038
3738	1,562
3742	1,612
3731	5,224
3744	2,588
3726	899
3727/2	714
3727/1	1,947
3737	3,038
3738	1,562
3776	6,618
74,701

The following table summarizes the carrying values of the investment in land development as of December 31, 2007:

Investment in Land Development - Verge	$15,551,475
Investment in Land Development - Sitnica	17,498,582
Investment in Land Development – Total for AGL	33,050,057
Less: minority interest in subsidiary’s net assets (41.7%)	(13,781,874)
Investment in Land Development – Company’s portion	$19,268,183

See Breakdown in Note 10

6. Real Estate Investments for Sale

The Company owned 100% of subsidiary 610 N. Crescent Heights, LLC, which is located in Los Angeles, CA.  On April 2008, the Company obtained Certificate of Occupancy from the City of Los Angles, and listed the property for sale at selling price of $2,000,000. At December 31, 2008, the Company sold the property for the gross sale price of $1,990,000 and recorded costs of sales totaling $2,221,929, which were previously capitalized construction costs.  The board resolved to discontinue real estate operations during 2008 and these amounts are presented as part of discontinued operations.  (Note 10)

The Company owned 50% of 13059 Dickens, LLC, as reported by the Company on Form 8-K on December 21, 2007, through a joint venture with a third party at no cost to the Company. As all balances due under this venture is via All Inclusive Trust Deed, and in lieu of the Company new strategy, the Company entered advanced negotiations with regards to selling its interest to the other party, as no cost to the Company, or liability, by conveying back title of said property, and releasing the Company from any associated liability. As of September 30, 2008, the project was sold back to the third party, by reversing the transaction, at no cost to the Company.

7. Convertible Notes Payable and Debt Discount

Trafalgar:

The Company entered into a Securities Purchase Agreement (the “Agreement”) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Buyer”) on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the “Notes”). Pursuant to the terms of the Agreement, the Company and the Buyer closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008, with escrow instruction to be closed on October 1, 2008. The Buyer, at its sole discretion, has the option to close on a second financing for $400,000 in Notes (which has been exercised as discussed below) and a third financing for $750,000 in Notes. Pursuant to the terms of the Agreement, the Company agreed to pay to the Buyer a commitment fee of 4% of the commitment amount, a structuring fee of $15,000, a facility draw down fee of 4%, issue the Buyer 150,000 shares of common stock, pay a due diligence fee to the Buyer of $15,000 and pay an advisory fee of $100,000 to TAS Holdings Limited.

The Notes bear interest at 8.5% with such interest payable on a monthly basis with the first two payments due at closing. The Notes are due in full in September 2010. In the event of default, the Buyer may elect to convert the interest payable in cash or in shares of common stock at a conversion price using the closing bid price of when the interest is due or paid. The Notes are convertible into  common stock, at the Buyer’s option, at a conversion price equal to 85% of the volume weighted average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share. If on the conversion or redemption of the Notes, the Euro to US dollar spot exchange rate (the “Exchange Rate”) is higher that the Exchange Rate on the closing date, then the number of shares shall be increased by the same percentage determined by dividing the Exchange Rate on the date of conversion or redemption by the Exchange Rate on the closing date. The Company is required to redeem the Notes starting on the fourth month in equal installments of $56,000 with a final payment of $480,000 with respect to the initial funding of $1,600,000. We are also required to pay a redemption premium of 7% on the first redemption payment, which will increase 1% per month. The Company may prepay the Notes in advance, which such prepayment will include a redemption premium of 15%. In the event the Company closes on a funding in excess of $4,000,000, the Buyer, in its sole election, may require that the Company redeem the Notes in full. On any principal or interest repayment date, in the event that the Euro to US dollar spot exchange rate is lower than the Euro to US dollar spot exchange rate at closing, then we will be required to pay additional funds to compensate for such adjustment.

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

The Buyer has contractually agreed to restrict their ability to convert the Notes and receive shares of our common stock such that the number of shares of the Company common stock held by a Buyer and its affiliates after such conversion or exercise does not exceed 9.9% of the Company’s then issued and outstanding shares of common stock.

The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008 and still holds an option to close on additional financing for $750,000 in Notes.  The terms of the second financing for $400,000 are identical to the terms of the $1,600,000 Note, as disclosed in detail on the Company filing on October 2, 2008 on Form 8-K - Unregistered Sale of Equity Securities, Financial Statements and Exhibits. The Notes are convertible into our common stock, at the Buyer’s option, at a conversion price equal to 85% of the volume weighed average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share.

As of the date hereof, the Company is obligated on the Notes issued to the Buyer in connection with this offering. The Notes are a debt obligation arising other than in the ordinary course of business, which constitute a direct financial obligation of the Company.

The Notes were offered and sold to the Buyer in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The Buyer is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The Company recorded an intangible asset related to the discount on the issuance of debt. The estimated value of the conversion feature was approximately $1,907,221 and will be reported as interest expense over the anticipated repayment period of the debt.

As reported under Legal proceedings, the Company notified Trafalgar that Trafalgar is in breech with regard to the services to be performed in accordance with the $2,000,000 loan agreement.  Pursuant to FASB 5, the $2,000,000 is recorded as a liability on the balance sheet since the outcome of the legal actions is undeterminable at this time.

Star:

On September 1, 2008, the Company entered into a note payable with Star Equity Investments LLC (STAR), a third party, for $1 million was effective January 1, 2008. The proceeds from this note were used to pay off the Company’s debt to Mr. Attia, a related party.  The note bears 12% interest commencing October 1st, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.75 per share. Per STAR notice, it found the Company as on default, and having negotiations with the Company to resolve said issues. On March 2009, the parties agreed on conversion of said note plus interest accrued for December 31, 2008 into 8.5 million common shares of the company.

AP Holdings Limited (AP):

On October 1, 2008, the Company entered into a short term note payable (6 month maturity) with AP – a foreign Company controlled by Shalom Atia (the brother of Yossi Attia, the Company CEO), a third party, for $330,000. The note bears 12% interest commencing October 1st, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.015 per share.

Convertible Note (Year 2007):

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

8. Payable to Land Sellers

Amounts payable to the sellers of the Sitnica land are included in accounts payable and accrued expense.  AP, a related party (in year 2007) - paid 10% of the agreed amount of the land. The Company paid AP the amount due, however Sitnica still owed the sellers of the land the remaining 90% as well as 5% of the cost of the land is due to the tax authorities for a purchase land local tax.

The following table summarizes the carrying values of the amounts due to the Sitnica land sellers as of December 31, 2007:

Due to land sellers – 90%	$11,960,466
Sales tax due to Croatia tax authorities 5%	649,746
Total amounts due for land purchase – Total for AGL	12,610,212
Less: minority interest in subsidiary’s net assets (41.7%)	(5,258,428)
Investment in Land Development – Company’s portion	$7,351,754

9. Acquisition –

Davy Crockett Gas Company, LLC (DCG)

Based on series of agreements commonly known as a “reverse merger” which was formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange with DCG.  (See Notes 1, 2)

Vortex Ocean One, LLC

On June 30, 2008, the Company formed a limited liability company with Tiran Ibgui, an individual (“Ibgui”), named Vortex Ocean One, LLC (the “Vortex One”). The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company’s wholly owned subsidiary DCG (as reported on the Company’s Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One.  Mr. Ibgui paid $525,000 as consideration for his 50% ownership in Vortex One and the Company issued 525,000 common shares at an establish $1.00 per share price for its 50% ownership in Vortex One. On October and November 2008, the Company entered into settlement arrangements with Mr. Ibgui, whereby the Company agree to transfer the 525,000 common shares previously owned by Vortex One to Mr. Ibgui in exchange for settlement of all disputes between the two parties, as well as pledge and assigned the DCG 4 term assignments. On March 2009, Vortex One via exercise its pledge entered into a sale agreement with third party with regards to the 4 term assignments – See Subsequent events.

Atia Group Limited (AGL)

On November 2, 2007, the Company acquired approximately 58.3% of the outstanding stock of AGL.  AGL owned and managed two real estate development companies, Verge, which was in the process of building a condominium development in Las Vegas, Nevada and Sitnica, which is developing land in Croatia.  The Company’s consideration paid to acquire 58.3% of AGL’s outstanding stock was as follows:

2007
Conversion of loan receivable from ERC	$10,000,000
Amount due to TIHG, parent of ERC	5,000,000
Convertible note payable	4,250,000
Conversion of note receivable from related party	450,000
Transaction related fees	569,753
Consideration paid to acquire 58.3% of AGL	20,269,753

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value using a market approach. As such, the Company recorded an impairment of goodwill at December 31, 2007 in the amount of $10,245,377

See Breakdown in Note 10

10. Dispositions

Completed divesture of AGL shares

On August 19, 2008, the Company entered into a Final Fee Agreement (the “Consultant Agreement”) with a third party, C. Properties Ltd. (“Consultant”). Pursuant to the Consultant Agreement, the Company agreed with the Consultant to exchange the Company’s interest in AGL as a final fee in connection with its DCG acquisition.  The Company had to pay Consultant certain fees in accordance with the Consultant Agreement and the Consultant had agreed that, in lieu of cash payment, it would receive an aggregate of up to 734,060,505 shares of stock of the AGL.

The Consultant was not advised about the restructuring of the acquisition of DCG by the Company and in order to compensate the Consultant and avoid any potential litigation, the Company has agreed to waive the above production requirements set forth in the Consultant Agreement and to transfer all of the Company interest in AGL immediately where such transfer shall be considered effective January 1, 2008.

On August 16, 2008 610 N. Crescent Heights, LLC, entered into a sale and escrow agreement with third parties, for the sale of the real property located at 610 North Crescent Heights, Los Angeles, for $1,990,000. Said escrow was closed as of September 30, 2008.

On August 19, 2008, the Dickens LLC conveyed title and its AITD to third party, reversing the Company’s joint venture with said third party, at no cost or liability to the Company.

Completed sale of Navigator

On February 16, 2007, the Company entered into a Sale and Purchase Agreement (the “Agreement”) with Marivaux Investments Limited (“MIL”) and Fleminghouse Investments Limited (“FIL” and collectively with MIL, the “Buyers”). Pursuant to the Agreement, the Company sold 100% of the Company’s interest in Navigator (a wholly-owned subsidiary of the Company) for $4,034,191 consisting of $3,200,000 in cash and 622,531 shares of the Company’s common stock, excluding estimated transaction costs, success fees and a guarantee provision of approximately $124,000. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company canceled its common stock acquired during the disposition.

On March 2009 the board of directors of the company decided to vacate the DCG project. Goodwill was impaired by approximately $35.0M in association with this segment – See subsequent events.

	2008	2007
Discontinued Operations (Profit & Loss):
Sale of real estate	$(1,990,000)	$(6,950,000)
Cost of sale of real estate	2,221,929	6,505,506
Loss on Hamel	213,706	—
Other selling, general and administrative expenses – real estate	—	469,942
Interest expense – real estate	—	386,108
Goodwill Impairment – DCG project	34,990,000	—
Goodwill Impairment – AGL project	—	10,245,377
Total	$35,435,635	$10,656,933

	2008	2007
Discontinued Operations – Current Assets:
Gas Rights on Real property	$2,600,000	—
Restricted Cash – Certificate of Deposit	—	13,008,220
Loan to Affiliated Party	—	4,538,976
Total	$2,600,000	17,547,196

	2008	2007
Discontinued Operations Non Current Assets:
Construction In Progress	—	2,215,725
Intangible, Debt Discount On Notes with Conversion Option	—	694,936
Investment in Land Development	—	33,050,052
Goodwill	—	1,185,000
Total	$—	$37,145,713

	2008	2007
Discontinued Operations Current Liabilities:
Account payable and Accrued Expenses	—	15,380,205
Due to related Party	—	516,084
Secured Bank Loans	—	8,401,154
Total	$—	$24,297,443

	2008	2007
Discontinued Operations Non Current Liabilities:
Liability for Escrow Refunds	—	4,489,235
Fees Due On Closing	—	2,384,176
Deferred Taxes	—	812,711
Other Long Term Liabilities	—	1,919,964
Total	$—	$9,606,086

11. Income taxes

The net income before income taxes by tax jurisdiction for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007
Net income before income taxes:
Domestic	$(56,667,417)	$(10,658,187)
Foreign	—	(241,603)
Total	$(56,667,417)	$(10,899,790)

The provision for income taxes from continuing operations reflected in the consolidated statements of operations is zero; as such, there are no separate components.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss from continuing operations before income taxes. The sources and tax effects of the differences for the years ended December 31, 2008 and 2007 is summarized as follows:

	2008		2007
	Amount	%	Amount	%
Computed expected tax
Expense/(Benefit)	$(19,833,596)	(35.00)	$(3,814,926)	(35.00)

Change in Valuation Allowance	19,833,596	(35.00)	3,814,926	(35.00)
Total expense/(benefit)	$0	0%	$0	0%

For U.S. Federal income tax purposes, the Company had unused net operating loss carry forwards at December 31, 2007 of approximately $16 million available to offset future taxable income.  From the $16 million of losses, $1 million expire in various years from 2008-2010, $2 million expires in 2011, and the remaining $13 million expire in various years from 2017 through 2027. The Company has no capital loss carryover for US income tax purposes.

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

The Company recorded a full valuation allowance against the net deferred tax assets. In assessing deferred tax assets, management considers whether it is more likely than some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and tax loss carry forwards become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefit of these deductible differences, net of existing valuation allowances at December 31, 2008. Undistributed earnings of the Company’s indirect investment into foreign subsidiaries are currently not material. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income tax has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

Taxation of companies in Israel (AGL-Year 2007):

 The Company’s subsidiary AGL is taxed in Israel under the provisions of the Israel Tax Ordinance (New Version) 1961 (hereinafter – the “Ordinance”). Until 31 December 2007, AGL was subject to the Income Tax Law (Inflationary Adjustments) – 1985, whereby the results of operations for tax purposes are measured on a “real” basis” by adjusting the income for changes in the ICPI.  Commencing on 1 January 2008, this law has been cancelled and transition provisions were set out.  Accordingly, the results of operations will be measured for tax purposes on a nominal basis. Tax rates applicable to the income of the Company: On July 25, the Israeli parliament passed an amendment to the Income Tax Ordinance (No. 147) – 2005 (hereinafter – the “Amendment”) which stipulates, among other things, that the corporate tax rate will be gradually reduced to the following tax rates: 2006 – 31%; 2007 – 29%; 2008 – 27%; 2009 – 26%; 2010 and thereafter – 25%.

On 10 February 2008, the Israeli Tax Authority issued a notification (hereinafter the – “Notification”) of the setting up of a joint forum together with professional organizations, the goal of which is to work out various standard related issues that arose as part of the implementation of IFRS in Israel and the practical application thereof in tax returns.  It was also decided by the Tax Authority that taxable income will continue to be computed pursuant to the guidelines that were in effect in Israel prior to the adoption of IFRS (except for Accounting Standard No. 29, Adoption of IFRS).  The calculation of taxable income, as above, will be carried out during an interim period until it is decided how to apply IFRS to Israeli tax laws.
Taxation in Croatia (Sitnica –Year 2007)

Corporate tax -  Regular income is taxed in Croatia (hereinafter – “Croatian Corporate Tax”) at a rate of 20%.  Therefore, income from construction, sale or rental of real estate in Croatia is liable for Croatian Corporate Tax at this rate.  Tax losses may be carried forward over a five-year period but they cannot be carried back to prior periods.  There is no limit to the amount of the loss that can be carried forward. Recognition of financing expenses for tax purposes - Financing expenses are tax deductible in Croatia.  However, a distinction is made between loans from third parties and loans granted or guaranteed by related parties. According to the thin financing rules in Croatia, the company may not take into account for tax purposes interest charges on loans received from foreign shareholders holding at least 25% of the share capital or voting rights in the Company, if the amount of the loan is four times the share of the shareholder in the capital of the borrower at any given point in time during the tax period.  This law applied to loans granted by a third party but guaranteed by a shareholder.

VAT and purchase tax - The sale of apartments and commercial properties is subject to VAT of 22%.  However, the part of the purchase price attributed to land is exempt from VAT, but is subject to purchase tax of 5%.  According to Croatian law, the purchaser is required to pay the purchase tax and the VAT. This law is also applicable to the sale of buildings for business purposes.

12. Stockholders’ Equity

Common Stock:

On February 14, 2008, the Company raised Three Hundred Thousand Dollars ($300,000) from private offerings pursuant to two (2) Private Placement Memorandums dated as of February 1, 2008 (“PPMs”). One PPM was in the amount of One Hundred Thousand Dollars ($100,000) and the other was in the amount of Two Hundred Thousand Dollars ($200,000). The offering is for Company common stock which shall be “restricted securities” and were sold at $1.00 per share. The money raised from the Private Placement of the Company shares will be used for working capital and business operations of the Company. The PPMs were done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement.

On March 30, 2008, the Company raised $200,000 from a private offering pursuant to a Private Placement Memorandum (“PPM”). The private placement was for Company common stock which shall be “restricted securities” and were sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years (for 200,000 shares of Company common stock), and additional 200,000 warrants to be exercised at $2.00 for four years (for 200,000 shares of Company common stock). Said Warrants may be exercised to common shares of the Company only if the Company issues subsequent to the date of the PPM, 25,000,000 (twenty five million) or more shares of its common stock. The money raised from the private placement of the Company’s shares was used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia did not participate in the board meeting which approved this PPM.

On May 6, 2008 the Company issued 500,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

On June 6, 2008, the Company raised $300,000 from the private offering pursuant to a Private Placement Memorandum (“PPM”). The private placement was for Company common stock which shall be “restricted securities” and were sold at $1.00 per share. The money raised from the private placement of the Company’s shares was used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. Based on information presented to the Company, and in lieu of the Company position which was sent to the investor on June 18, 2008 the investor is in default for not complying with his commitment to invest an additional $225,000 and the Company vested said 300,000 shares under a trustee.

On June 11, 2008, the Company entered into a Services Agreement with Mehmet Haluk Undes (the “Undes Services Agreement”) pursuant to which the Company engaged Mr. Undes for purposes of assisting the Company in identifying, evaluating and structuring mergers, consolidations, acquisitions, joint ventures and strategic alliances in Southeast Europe, Middle East and the Turkic Republics of Central Asia. Pursuant to the Undes Services Agreement, Mr. Undes has agreed to provide the Company services related to the identification, evaluation, structuring, negotiating and closing of business acquisitions, identification of strategic partners as well as the provision of legal services. The term of the agreement is for five years and the Company has agreed to issue Mr. Undes 525,000 shares of common stock that was issued on August 15, 2008.

On June 30, 2008 and concurrent with the formation and organization of Vortex One, whereby the Company contributed 525,000 shares of common stock (the “Vortex One Shares”), a common stock purchase warrant purchasing 200,000 shares of common stock at an exercise price of $1.50 per share (the “Vortex One Warrant”) and the initial well that the Company intends to drill. However, the Vortex One warrants may only be converted to shares of common stock if the Company issues 25,000,000 or more of its common stock so that there is at least 30,000,000 authorized shares at the time of any conversion term.  As of September 30, 2008 there are 86,626,919 common shares issued and 82,126,919 shares outstanding. Mr. Ibgui contributed $525,000. The Vortex One warrants were immediately transferred to Ibgui. Eighty percent (80%) of all available cash flow shall be initially contributed to Ibgui until the full $525,000 has been repaid and the Company shall receive the balance. Following the payment of $525,000 to Ibgui, the cash flow shall be split equally.

In July 2008, the Company issued 16,032 shares of its common stock, $0.001 par value per share, to Robin Ann Gorelick, the Company Secretary, in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

On July 28, 2008, the Company held a special meeting of the shareholders for four initiatives, consisting of approval of a new board of directors, approval of the conversion of preferred shares to common shares, an increase in the authorized shares and a stock incentive plan. All initiatives were approved by the majority of shareholders.  The 2008 Employee Stock Incentive Plan (the “2008 Incentive Plan”) authorized the board to issue up to 5,000,000 shares of Common Stock under the plan.

On August 23, 2008, the Company issued 100,000 shares of its common stock 0.001 par value per share, to Robert M. Yaspan, the Company lawyer, in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration

On August 8, 2008, assigned holders of the Undes Note gave notices to the Company of their intention to convert their original note dated June 5, 2007 into 25 million common shares of the Company. The portion of the accrued interest from inception of the note in the amount of $171,565 was not converted into shares.  The Company accepted these notices and issued the said shares.

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

In connection of selling a convertible note to Trafalgar (see further disclosures in this report ), the Company issued on September 25, 2008 the amount of 54,706 common shares at $0.001 par value per share to Trafalgar as a fee. As part of collateral to said note, the Company issued to Trafalgar 4,500,000 common stock 0.001 par values per shares, as security for the Note. Said shares consider being escrow shares, and accordingly are not included in the outstanding common shares of the company.

On November 4, 2008, the Company issued 254,000 shares of its common stock 0.001 par value per share, to one consultant (200,000 shares) and two employees (54,000 shares), in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration.

On December 5, 2008 the Company cancelled 15,000,000 of its common shares held by certain shareholder, per comprehensive agreement detailed in this report under Preferred Stock section. Said 15,000,000 shares were surrendered to the Company for cancellation.

On December 26, 2008, the Company closed agreements with the Penalty Holders (See Item 3 of this report) pursuant to which the Penalty Holders agreed to cancel any rights to the Penalty in consideration of the issuance 6,666,667 shares of common stock to each of the Penalty Holders, totaling in issuing 20,000,000 of the Company common shares. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Preferred Stock:

Series A  - As disclosed in Form 8-Ks filed on May 7, 2008 and May 9, 2008, on May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the “DCG Agreement”) with Davy Crockett Gas Company, LLC (“DCG”) and the members of Davy Crockett Gas Company, LLC (“DCG Members”). Pursuant to the DCG Agreement, the Company acquired and, the DCG Members sold, 100% of the outstanding securities in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air; California is a newly formed designated LLC which holds certain development rights for gas drilling in Crockett County, Texas.  In consideration for 100% of the outstanding securities in DCG, the Company issued the DCG Members promissory notes in the aggregate amount of $25,000,000 payable together with interest in May 2010 (the “DCG Notes”). Additional amounts of $5,000,000 in DCG Notes are issuable upon each of the first through fifth wells going into production. Further, the DCG Members may be entitled to receive additional DCG Notes up to an additional amount of $200,000,000 (the “Additional DCG Notes”) subject to the revenue generated from the land rights held by DCG located in Crockett County, Texas less concession fees and taxes.  On June 11, 2008, the Company, the DCG Members and DCG entered into an amendment to the DCG Agreement, pursuant to which the DCG Members agreed to replace all notes that they received as consideration for transferring their interest in DCG to the Company for an aggregate of 100,000 shares of Series A Preferred Stock (the “Series A Stock”) with the rights and preferences set forth below. The shares of Series A Stock is convertible, at any time at the option of the Company subject to increasing the authorized shares of the Company from 35 million to 400 million, into shares of common stock of the Company determined by dividing the stated value by the conversion price. The initial aggregate stated value is $50,000,000 and the initial conversion price is $1.00 per share.

In the event that the net operating income for the Crockett County, Texas property for any year is zero or negative, then the stated value shall be reduced by 10%. Holders of the Series A Stock are entitled to receive, without any further action from the Company’s Board of Directors but only if such funds are legally available, non-cumulative dividends equal to 25% of the net operating income derived from oil and gas production on the Crockett County, Texas property on an annual audited basis. In the event of any liquidation, winding up, change in control or fundamental transaction of the Company, the holders of Series A Preferred will be entitled to receive, in preference to holders of common stock, an amount equal to the outstanding stated value and any accrued but unpaid dividends. We granted the DCG Members piggyback registration rights. The Series A Stock is non-voting. The Company has the right, at anytime; to redeem the Series A Preferred Stock by paying the holders the outstanding stated value as well as accrued dividends.

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

Series B - On December 5, 2008 the Company entered into and closed an Agreement  with T.A.S. Holdings Limited (“TAS”) (the “TAS Agreement”) pursuant to which TAS agreed to cancel the debt payable by the Company to TAS in the amount of approximately $1,065,000 and its 15,000,000 shares of common stock it presently holds in consideration of the Company issuing TAS 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the “Series B Stock”).

The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company’s board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009.

In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.

The Series B Stock restricts the ability of the holder to convert the Series B Stock and receive shares of the Company’s common stock such that the number of shares of the Company common stock held by TAS and its affiliates after such conversion does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock.

The Series B Stock was offered and sold to TAS in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. TAS is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company filed its Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the State of Delaware

Treasury Stock Repurchase

In June 2006, the Company’s Board of Directors approved a program to repurchase, from time to time, at management’s discretion, up to 700,000 shares of the Company’s common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. A licensed Stock Broker Firm is acting as agent for our stock repurchase program. Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

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

On November 20, 2008, the Company issued a press release announcing that its Board of Directors has approved a share repurchase program. Under the program the Company is authorized to purchase up to ten million of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Exchange Act and other rules that govern such purchases.

As of December 31, 2008 the Company had 100,000 treasury shares in its possession scheduled to be cancelled.

13. Commitments and Contingencies

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

 On August 19, 2008, the Company entered into that certain Employment Agreement with Mike Mustafoglu, effective July 1, 2008, pursuant to which Mr. Mustafoglu agreed to serve as the Chairman of the Board of Directors of the Company for a period of five years. Mr. Mustafoglu will receive (i) a salary of $240,000; (ii) a performance bonus of 10% of net income before taxes, which will be allocated by Mr. Mustafoglu and other key executives at the sole discretion of Mr. Mustafoglu; and (iii) a warrant to purchase 10 million shares of common stock of the Company at an exercise price equal to  the lesser of $.50 or 50% of the average market price of the Company’s common stock during the 20 day period prior to exercise on a cashless basis (the “Mustafoglu Warrant”). The Mustafoglu Warrant shall be released from escrow on an equal basis over the employment period of five years. As a result, 2,000,000 shares of the Mustafoglu Warrant will vest per year.  On December 24, 2008, Mike Mustafoglu resigned as Chairman of the Board of Directors of Vortex the Company to pursue other business interests. Following the resignation of Mr. Mustafoglu and in connection of his poor performance while engage by the Company, management is considering its course of actions.

Effective July 16, 2008, the Board of Directors of the Company approved that certain Mergers and Acquisitions Consulting Agreement (the “M&A Agreement”) between the Company and TransGlobal Financial LLC, a California limited liability company (“TransGlobal”). Pursuant to the M&A Agreement, TransGlobal agreed to assist the Company in the identification, evaluation, structuring, negotiation and closing of business acquisitions for a term of five years. As compensation for entering into the M&A Agreement, TransGlobal shall receive a 20% carried interest in any transaction introduced by TransGlobal to the Company that is closed by the Company. At TransGlobal’s election, such compensation may be paid in restricted shares of common stock of the Company equal to 20% of the transaction value. Mike Mustafoglu, who is the Chairman of Transglobal Financial, was elected on July 28, 2008 at a special shareholder meeting as the Company’s Chairman of the Board of Directors.  Further to Mr. Mustafoglu resignation, that certain Mergers and Acquisitions Consulting Agreement between the Company and TransGlobal Financial LLC, a California limited liability company was terminated. Mr. Mustafoglu is the Chairman of said LLC.

(b) Construction Loans

During 2007, the Company entered into several loan agreements with different financial institutions in connection with the financing of the different real estate projects. All balances of said loan were paid-off during 2008.

(c) AGL Transaction:

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 (as reported on the Company’s Form 8-K’s – See Disposal of ERC, Verge and Acquisition of AGL), the Company, the Company’s chief executive officer Yossi Attia, and Darren Dunckel - CEO of ERC (collectively, the “Investors”) entered into an Agreement (the “Upswing Agreement”) with a third party, Upswing, Ltd. (also known as Appswing Ltd., hereinafter referred to as “Upswing”). Pursuant to the Upswing Agreement, the Investors intend to invest in an entity listed on the Tel Aviv Stock Exchange – the Atia Group Limited, f/k/a Kidron Industrial Holdings Ltd (herein referred to as AGL).  The actual Closing of the transactions which are the subject matter of the Upswing Agreements known as the Kidron Industrial Holdings, Ltd. Transaction (the “Kidron Transaction”) has taken place.

As part of the AGL closing, the Company undertook to indemnify the AGL in respect of any tax to be paid by Verge, deriving from the difference between (a) Verge’s taxable income from the Las Vegas project, up to an amount of $21.7 million and (b) the book value of the project in Las Vegas for tax purposes on the books of Verge, at the date of the closing of the transfer of the shares of Verge to the Company.  Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $11 million. The Company believes it as no exposure under said indemnification. Atia Project undertook to indemnify AGL in respect of any tax to be paid by Sitnica, deriving from the difference between (a) Verge’s taxable income from the Samobor project, up to an amount of $5.14 million and (b) the book value of the project in Samobor for tax purposes on the books of Sitnica, at the date of the closing of the transfer of the shares of Sitnica to the Company.  Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $0.9 million. The Atia Project undertook to bear any additional purchase tax (if any is applicable) that Sitnica would have to pay in respect of the transfer of the contractual rights in investment real estate in Croatia, from the Atia Project to Sitnica.

On April 29, 2008, the Company entered into Amendment No. 1 (“Amendment No. 1”) to that certain Share Exchange Agreement between the Company and Trafalgar Capital Specialized Investment Fund, (“Trafalgar”). Amendment No. 1 states that due to the fact that the Israeli Securities Authority (“ISA”) delayed the issuance of the Implementation Shares issuable from the Atia Group to Trafalgar, that the Share Exchange Agreement shall not apply to 69,375,000 of the Implementation Shares issuable under the CEF. All other terms of the Share Exchange Agreement remain in full force and effect.

Disposal of AGL: On August 19, 2008 the Company entered into final fee agreement with C. Properties Ltd. (“Consultant”), where the Company had to pay Consultant certain fees in accordance with the agreement entered with the Consultant, the Consultant had agreed that, in lieu of cash payment, it would receive an aggregate of up to 734,060,505 shares of stock of the AGL. The Consultant was not advised on the restructuring of the acquisition of DCG by the Company and in order to compensate the Consultant and avoid any potential litigation, the Company has agreed to waive the production requirements set forth in the Consultant Agreement and transfer all of the Atia Shares immediately which such transfer shall be considered effective January 1, 2008.

Based on the agreement, the Company disposed all its holdings in AGL effective January 1, 2008, and the company financials reflect such disposal.

 (d) Lease Agreements

Future minimum payments of obligations under operating lease at December 31, 2008 are as follows:

The Company head office is located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis, paying $219 per month. The Company’s operation office is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month.

Future minimum payments of obligations under operating lease at December 31, 2007 are as follows:

2009	2010	2011	2012	2013	Thereafter
$30,000	$30,000	$30,000	$—	$—	$—

Said leases are not binding the company, as during the years 2007 and 2008 the company disposed its subsidiaries holding said leases.

(e) Legal Proceedings

Except as set forth below, there are no known significant legal proceedings that have been filed and are outstanding or pending against the Company.

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

On April 26, 2006, a lawsuit was filed in the Delaware Court of Chancery (the “Court”) by a stockholder of the Company against the Company, each of the Company’s Directors and certain stockholder of the Company that beneficially owned 39.81% of the Company’s outstanding common stock at the date of the lawsuit. The parties entered into a stipulation of settlement on April 3, 2007. The settlement will provide for dismissal of the litigation with prejudice and is subject to Court approval. As part of the settlement, the Company has agreed to attorneys’ fees and expenses to plaintiff’s counsel in the amount of $151,000. Pursuant to the stipulation of settlement, the Company sent out notices to the members of the class on May 3, 2007. A fairness hearing took place on June 8, 2007, and, as stated above, the Order was entered on June 8, 2007.

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

Verge which was a wholly owned subsidiary of AGL, where AGL is a majority owned subsidiary of the Company filed for bankruptcy in Chapter 11 proceedings during the first quarter of 2009.  As of today, the Company does not believe it will have a material liability in relation to these proceeding, yet the Company advised that in lieu of its past holdings and current in-direct involvement (via Ocean One, and/or Trafalgar – see below) it may be named as defendants.

A consultant that was terminated by an ex-affiliate of the Company, named the Company as a defendant in litigation that the Company has neither any interest nor liability. The Company position is that naming the Company in said litigation is malicious. The Company filed an answer to said complaint requesting dismissal. In lieu of Verge bankruptcy proceedings an automatic stay was announced by Verge on the main complaint.

On November 21, 2007 Construction Company filed a demand for arbitration proceeding against Verge in connection with amounts due for general contracting services provided by them during the construction of the Company Sales Center. A judgment was given against Verge in said procedure.

The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. As of June 30, 2008 (effective March 31, 2008), the Company was in default of the Registration Rights Agreement and therefore made a provision for compensation for $150,000 to represent agreed final compensation (the “Penalty”). The holder of the Penalty subsequently assigned the Penalty to three unaffiliated parties (the “Penalty Holders”). On December 26, 2008, the Company closed agreements with the Penalty Holders pursuant to which the Penalty Holders agreed to cancel any rights to the Penalty in consideration of the issuance 6,666,667 shares of common stock to each of the Penalty Holders. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established financial relationship which should create source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in this filling). The Company position is that the DCG transactions (among others) would not have been closed by the Company, unless Trafalgar will provide the needed financing needed for the drilling program.

On December 4, 2008 in lieu of the world economy crisis, the company addressed Trafalgar formally to summarize amendment to exiting business practice and modification of terms for existing As well as future financing. On January 16, 2009 based on Trafalgar default, the Company sent to Trafalgar notice of default together with off-set existing alleged notes due to Trafalgar to mitigate the Company losses.

Representative of the parties having negotiations, trying to resolve said adversaries between the parties, with the Company position that in any event the alleged notes to Trafalgar should be null and void by the Company.

As described in this report, the Company via Vortex One commended its DCG’s drilling program, where Vortex One via its member Mr. Ibgui, was the first cash investor. Since said cash investment was done in July 2008, the Company defaulted on terms, period and presentations (based on third parties presentations). Based on series of defaults of third parties, Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments – see subsequent events. As Mr. Ibgui via Vortex One entered into future proceeds sale agreement with Verge, and since Verge is under Bankruptcy, the company was advised verbally that a complaint to establish the rights of Verge will be filled where the Company will be named as a party to said lawsuit.

On July 1, 2008, DCG entered into a Drilling Contract (Model Turnkey Contract) (“Drilling Contract”) with Ozona Natural Gas Company LLC (“Ozona”). Pursuant to the Drilling Contract, Ozona has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells scheduled for as later phase, by Ozona and Mr. Mustafoglu, as well as the wells locations. Based on Mr. Mustafoglu negligence and executed un-authorized agreements with third parties, the Company become adversary to Ozona and others with regards to surface rights, wells locations and further charges of Ozona which are not acceptable to the Company.

On August 19, 2008, the Company entered into that certain Employment Agreement with Mike Mustafoglu, effective July 1, 2008, pursuant to which Mr. Mustafoglu agreed to serve as the Chairman of the Board of Directors of the Company for a period of five years. On December 24, 2008, Mike Mustafoglu resigned as Chairman of the Board of Directors of the Company to pursue other business interests. Further, that certain Mergers and Acquisitions Consulting Agreement between the Company and Tran Global Financial LLC, a California limited liability company (Mr. Mustafoglu is the Chairman of Tran Global was terminated.  Via its consultant the Company issued a notice to Mr. Mustafoglu that it hold him responsible for all the damages the Company suffering and will suffer in lieu of his presentations, negligence and co-conspire with others to damage the Company.

During the first quarter of 2009, Upswing filed a complaint in Israel against AGL, Yossi Attia (the Company CEO) and Mr. shalom Atia (controlling shareholders of AP and brother of Yossi Attia). The company was not named in said procedure, yet as being the parent Company of AGL from November 2, 2007 until it had been disposed, the Company may be involved in said litigation.

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

(g) Sub-Prime Crisis and Financials Markets Crisis

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

The financing of the project on the Verge subsidiary is contingent upon the future impact of the sub-prime crisis on the financial institutions operating in the U.S.  Said crisis put ERC as well as Verge in a fragile none – cash situation, which brought management to make provision for doubtful debts on all monitories balances associated with real estate of ERC and Verge.

The Sub-prime crisis has also lead the USA (and the world) economy into a significant negative impact on the pricing of most commodities, in our case natural gas and oil.  The Company anticipates that the drop in the commodities prices will present difficulties in obtaining financing for the drilling of wells and there is no assurance that the Company will be able to implement its business plan in a timely manner, or at all.

In order to reduce the Company risks and more effectively manage its business and to enable Company management to better focus on its business on developing the natural gas drilling rights, the board of directors had a discussion and resolution vacating the DCG project entirely.

 (h) Voluntarily delisting from The NASDAQ Stock Market

On June 6, 2008, the Company provided NASDAQ with notice of its intent to voluntarily delist from The NASDAQ Stock Market, which notice was amended on June 10, 2008. The Company is voluntarily delisting to reduce and more effectively manage its regulatory and administrative costs, and to enable Company management to better focus on its business on developing the natural gas drilling rights recently acquired in connection with the acquisition of Davy Crockett Gas Company, LLC, which was announced on May 9, 2008. The Company requested that its shares be suspended from trading on NASDAQ at the open of the market on June 16, 2008, which was done. Following clearance by the Financial Industry Regulatory Authority (“FINRA”) of a Form 211 application was filed by a market maker in the Company’s stock.

 (i) Vortex Ocean One, LLC

On June 30, 2008, the “Company formed a limited liability company with Tiran Ibgui, an individual (“Ibgui”), named Vortex Ocean One, LLC (the “Vortex One”). The Company and Ibgui each own a fifty percent (50%) membership Interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company’s wholly owned subsidiary. To date there has been no production of the Well by Vortex One or DCG and a dispute has arisen between the Parties with regards to the Vortex One and other matters, so in order to fulfill its obligations to Investor and avoid any potential litigation, Vortex One has agreed to issue the Shares directly into the name of the Ibgui, as well as pledging the 4 term assignments to secure Mr. Ibgui investment and future proceeds per the LLC operating agreement (where Mr. Ibgui entitled to 80% of any future cash flow proceeds, until he recover his investments in full, then after the parties will share the cash flow equally). Vortex One hereby agreed to cause the transfer of the Shares to Investor and direct the transfer agent to issue 525,000 Shares in the name of the Ibgui effective as of the Effective Date, which is November 4, 2008 (see also Subsequent events)
.
(j) Potential exposure due to Pending Project under Due Diligence:

Barnett Shale, Fort Worth area of Texas Project - On September 2, 2008, the Company entered into a Memorandum of Understanding (the “MOU”) to enter into a definitive asset purchase agreement with Blackhawk Investments Limited, a Turks & Caicos company (“Blackhawk”) based in London, England. Blackhawk exercised its exclusive option to acquire all of the issued and allotted share capital in Sandhaven Securities Limited (“SSL”), and its underlying oil and gas assets in NT Energy. SSL owns approximately 62% of the outstanding securities of NT Energy, Inc., a Delaware company (“NT Energy”). NT energy holds rights to mineral leases covering approximately 12,972 acres in the Barnett Shale, Fort Worth area of Texas containing proved and probable undeveloped natural gas reserves. SSL was a wholly owned subsidiary of Sandhaven Resources plc (“Sandhaven”), a public company registered in Ireland, and listed on the Plus exchange in London.

In consideration of Blackhawk exercising its option to acquire the leases and transferring such leases to the Company, the Company will pay $180,000,000 by issuing Blackhawk or its designees shares of common stock of the Company, based upon the average share price of the Company on the Over the Counter Bulletin Board during the 30 days preceding the execution of the MOU, which was $1.50 per share, representing 120,000,000 shares as the total consideration, under said MOU. However, the number of shares to be delivered shall be adjusted on the six month anniversary of the closing of the asset acquisition (the “Closing”), using the volume weighted average price for the six months following the Closing. Blackhawk, SSL, NT Energy, Sandhaven and the advisors described below as well as each of the officers, directors and affiliates of the aforementioned will agree to not engage in any activities in the stock of the Company.

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

The above transaction was subject to the drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. The due diligence period is 21 days from the execution of the MOU. There is no guarantee that the Company will be able to close the above transaction or that the transaction will be closed on the above stated terms.

Upon successful closing of the above transaction, the Company will grant TransGlobal Financial LLC, a California limited liability company (“TransGlobal”), a 20% carried interest in the transaction, as disclosed by the Company filing on Form 8-K on July 17, 2008. Mr. Mike Mustafoglu, the Chairman of the Board of Directors of the Company, is an executive officer, director and shareholder of TransGlobal.

The MOU was amended on October 28, 2008 to reflect the terms below:

In consideration of Blackhawk exercising its option to acquire the leases and transferring such leases to the Company, the Company will pay $130,000,000 by issuing Blackhawk or its designee’s shares of common stock of the Company using a price per share of $1.50 resulting in the issuance of 86,666,667 shares of common stock. However, the number of shares to be delivered shall be adjusted on the six month anniversary of the closing of the asset acquisition (the “Closing”), using the volume weighted average price for the six months following the Closing. Blackhawk, SSL, NT Energy, Sandhaven and the advisors described below as well as each of the officers, directors and affiliates of the aforementioned will agree to not engage in any activities in the stock of the Company.

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

In lieu of hindering the due diligence process by Sandhaven officers, as well as potential conspiracy of Trafalgar, the Company could not complete adequately its due diligence, and said transaction was null and void.

(k) Trafalgar Convertible Note:

In connection with said note and as collateral for performance by the Company under the terms of said note, the Company issued to Trafalgar 4,500,000 common shares to be placed as security for said note. Said shares considered to be escrow shares, and as such are not included in the Company outstanding common shares.

(l) Short Term Loan – by Investor:

On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes, for a short term loan (“bridge”) of $220,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of $1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 200,000 cashless warrants from September 15, 2008 at exercise price of $1.50 for a period of 2 years.  The Company contests the validity of said warrants for a cause.

(m)  DCG Drilling Rights:

On November 6, 2008, the Company exercised an option to drill its fifth well in the Adams-Baggett field in West Texas. The Company has 120 days to drill the lease to be assigned to it as a result of the option exercise. Pipeline construction related to connecting wells 42-105-40868 and 42-105-40820 had been completed. The Company is in the process of preparing these wells for conducting the flow and chemical composition tests as required by the State of Texas. The deliveries are subject to satisfactory inspection results by Millennium. Per the owners of the land the assignment of the lease will terminate effective March 3, 2009 in the event that the Company does not drill and complete a well that is producing or capable of producing oil and/or gas in paying quantities.

(n) Issuance of Preferred Stock:

The Company entered into and closed an Agreement (the “TAS Agreement”) with T.A.S. Holdings Limited (“TAS”) pursuant to which TAS agreed to cancel the debt payable by the Company to TAS in the amount of approximately $1,065,000 and its 15,000,000 shares of common stock it presently holds in consideration of the Company issuing TAS 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the “Series B Stock”). The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company’s board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009. In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.

The Series B Stock restricts the ability of the holder to convert the Series B Stock and receive shares of the Company’s common stock such that the number of shares of the Company common stock held by TAS and its affiliates after such conversion does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock.

The Series B Stock was offered and sold to TAS in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. TAS is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company filed its Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the State of Delaware.

(o) Status as Vendor with the Federal Government:

The Company updated its vendor status with the Central Contractor Registration which is the primary registrant database for the US Federal government that collects, validates, stores, and disseminates data in support of agency acquisition missions, including Federal agency contract and assistance awards.

(p) Potential exposure due to AGL and Trafalgar Transaction:

On January 30, 2008, AGL of which the Company was a principal shareholder notified the Company that it had entered into two (2) material agreements (wherein the Company was not a party but will be directly affected by their terms) with Trafalgar Capital Specialized Investment Fund (“Trafalgar”). Specifically, AGL and Trafalgar entered into a Committed Equity Facility Agreement (“CEF”) in the amount of 45,683,750 New Israeli Shekels (approximately US$12,000,000.00 per the exchange rate at the Closing) and a Loan Agreement (“Loan Agreement”) in the amount of US $500,000 (collectively, the “Finance Documents”) pursuant to which Trafalgar grants AGL financial backing. The Company is not a party to the Finance Documents. The CEF sets forth the terms and conditions upon which Trafalgar will advance funds to AGL. Trafalgar is committed under the CEF until the earliest to occur of: (i) the date on which Trafalgar has made payments in the aggregate amount of the commitment amount (45,683,750 New Israeli Shekels); (ii) termination of the CEF; and (iii) thirty-six (36) months. In consideration for Trafalgar providing funding under the CEF, the AGL will issue Trafalgar ordinary shares, as existing on the dual listing on the Tel Aviv Stock Exchange (TASE) and the London Stock Exchange (LSE) in accordance with the CEF. As a further inducement for Trafalgar entering into the CEF, Trafalgar shall receive that number of ordinary shares as have an aggregate value calculated pursuant to the CEF, of U.S. $1,500,000. The Loan Agreement provides for a discretionary loan in the amount of $500,000 (“Loan”) and bears interest at the rate of eight and one-half percent (8½%) per annum. The security for the Loan shall be a pledge of AGL’s shareholder equity (75,000 shares) in Verge Living Corporation.

Simultaneously, on the same date as the aforementioned Finance Documents, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Trafalgar. The Share Exchange Agreement provides that the Company must deliver, from time to time, and at the request of Trafalgar, those shares of AGL, in the event that the ordinary shares issued by AGL pursuant to the terms of the Finance Documents are not freely tradable on the Tel Aviv Stock Exchange or the London Stock Exchange. In the event that an exchange occurs, the Company will receive from Trafalgar the same amount of shares that were exchanged. The closing and transfer of each increment of the Exchange Shares shall take place as reasonably practicable after receipt by the Company of a written notice from Trafalgar that it wishes to enter into such an exchange transaction. To date, all of the Company’s shares in AGL are restricted by Israel law for a period of six (6) months since the issuance date, and then such shares may be released in the amount of one percent (1%) (From the total outstanding shares of AGL which is the equivalent of approximately 1,250,000 shares per quarter), subject to volume trading restrictions.

Further to the signing of the investment agreement with Trafalgar, the board of directors of AGL decided to allot Trafalgar 69,375,000 ordinary shares of AGL, no par value each (the “offered shares”) which, following the allotment, will constitute 5.22% of the capital rights and voting rights in AGL, both immediately following the allotment and fully diluted.

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

The balance of the offered shares, a quantity of up to 25,277,273 shares, will be allotted immediately after receipt of the approval of the Israel Securities Authority for the issuance of a shelf prospectus.  Notwithstanding, if the approval of the shelf prospectus will not be granted by the Israel Securities Authority by the beginning of May 2008, only 12,613,636 shares will be allotted to Trafalgar at that same date

Despite assurances from Trafalgar to both AGL and Verge that the Share Exchange Agreement (“SEA”) was legally permitted in Israel, AGL and Trafalgar could not implement the above transaction because of objections of the Israeli Securities Authority to the SEA, and, therefore, AGL caused Verge to pay off the $500,000 loan transaction that AGL had entered into.

Trafalgar is an unrelated third party comprised of a European Euro Fund registered in Luxembourg. The Company, its subsidiaries, officers and directors are not affiliates of Trafalgar.

14. Stock Option Plan and Employee Options

2004 Incentive Plan

a) Stock option plans

In 2004, the Board of Directors established the “2004 Incentive Plan” (“the Plan”), with an aggregate of 800,000 shares of common stock authorized for issuance under the Plan. The Plan was approved by the Company’s Annual Meeting of Stockholders in May 2004. In 2005, the Plan was adjusted to increase the number of shares of common stock issuable under such plan from 800,000 shares to 1,200,000 shares. The adjustment was approved at the Company’s Annual Meeting of Stockholders in June 2005. The Plan provides that incentive and nonqualified options may be granted to key employees, officers, directors and consultants of the Company for the purpose of providing an incentive to those persons. The Plan may be administered by either the Board of Directors or a committee of two directors appointed by the Board of Directors (the “Committee”). The Board of Directors or Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share. Options granted under the Plan are generally exercisable for a period of up to ten years from the date of grant. Incentive options granted to stockholders that hold in excess of 10% of the total combined voting power or value of all classes of stock of the Company must have an exercise price of not less than 110% of the fair market value of the underlying stock on the date of the grant. The Company will not grant a nonqualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.

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

As of December 31, 2008, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the year ended December 31, 2008 and the year ended December 31, 2007.

The following table summarizes information about shares subject to outstanding options as of December 31, 2008, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

As part of some Private Placement Memorandums the Company issued warrants that can be summarized in the following table:

Name	Date	Terms	No. of Warrants	Exercise Price
Party 1	3/30/2008	2 years from Issuing	200,000	$1.50
Party 1	3/30/2008	2 years from Issuing	200,000	$2.00
Party 2	6/05/2008	2 years from Issuing	300,000	$1.50
Party 3	6/30/2008	2 years from Issuing	200,000	$1,50
Party 4	9/5/2008	2 years from Issuing	200,000	$1.50

Cashless Warrants:

On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes a third party, for a short term loan (“bridge”) of up to $275,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of 1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 200,000 cashless warrants as from September 15, 2008 at exercise price of $1.50 for a period of 2 years. The Company contests the validity of said warrants.

(d) Shares

On May 6, 2008 the Company issued 500,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration

On June 11, 2008, the Company entered into a Services Agreement with Mehmet Haluk Undes (the “Undes Services Agreement”) pursuant to which the Company engaged Mr. Undes for purposes of assisting the Company in identifying, evaluating and structuring mergers, consolidations, acquisitions, joint ventures and strategic alliances in Southeast Europe, Middle East and the Turkic Republics of Central Asia. Pursuant to the Undes Services Agreement, Mr. Undes has agreed to provide us services related to the identification, evaluation, structuring, negotiating and closing of business acquisitions, identification of strategic partners as well as the provision of legal services. The term of the agreement is for five years and the Company has agreed to issue Mr. Undes 525,000 shares of common stock that shall be registered on a Form S8 no later than July 1, 2008.

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

2008 Stock Incentive Plan:

On July 28, 2008 - the Company held a special meeting of the shareholders for four initiatives, consisting of approval of a new board of directors, approval of the conversion of preferred shares to common shares, an increase in the authorized shares and a stock incentive plan. All initiatives were approved by the majority of shareholders.  The 2008 Employee Stock Incentive Plan (the “2008 Incentive Plan”) authorized the board to issue up to 5,000,000 shares of Common Stock under the plan.

On August 23 the Company issued 100,000 shares of its common stock 0.001 par value per share, to Robert M. Yaspan, the Company lawyer, in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration

On November 4, 2008, the Company issued 254,000 shares of its common stock 0.001 par value per share, to one consultant (200,000 shares) and two employees (54,000 shares), in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration.

The balance of securities that can be issued under the 2008 Plan is 4,646,000 shares of Common Stock.

15. Related party transactions

Mr. Dunckel a member of the Board serves as President of ERC as wells as Verge., Nevada corporations and former subsidiaries of the Company. As President, he oversees management of real estate acquisitions, development and sales in the United States and Croatia where ERC holds properties. Concurrently, Mr. Dunckel is the Managing Director of The International Holdings Group Ltd. (“TIHG”), the sole shareholder of ERC and as such manages the investment portfolio of this holding company. Mr. Dunckel has entered into various transactions and agreements with the Company on behalf of ERC, Verge and TIHG (all such transactions have been reported on the Company filings of Form 8Ks). On December 31, 2006, Mr. Dunckel executed the Agreement and Plan of Exchange on behalf of TIHG which was issued shares in ERC in consideration for the exchange of TIHG’s interest in Verge. Pursuant to that certain Stock Transfer and Assignment of Contract Rights Agreement dated as of May 14, 2007, the Company transferred its shares in ERC in consideration for the assignment of rights to that certain Investment and Option Agreement, and amendments thereto, dated as of June 19, 2006 which gives rights to certain interests and assets. Mr. Dunckel has represented and executed the foregoing agreements on behalf of ERC, Verge and TIHG as well as executed agreements on behalf of Verge to transfer 100% of Verge. Effective July 1, 2006, Verge entered into a non written year employment agreement with Darren C Dunckel as the President of Verge which commenced on July 11, 2006 and provides for annual compensation in the amount of $120,000, the employment expense which was capitalized related to such agreement was $120,000 for each year ended December 31, 2008 and 2007. Verge loaned to Mr. Darren Dunckel, the sum of $93,822, of which $90,000 was paid-off via Mr. Dunckel employment agreement, and the balance of $3,822 is included in Prepaid and other current assets as of December 31, 2006. As of December 31, 2007, the balance for advances to Mr. Dunckel was paid off. On October 2008 a group of investors associated with Mr. Dunckel acquired Verge from AGL in a transaction that the Company is not side too.

Upon closing the acquisition of AGL Mr. Attia was appointed as the CEO of AGL. Mr. Yossi Attia serves as chairmen of the board of AGL.

The board of directors of AGL approved an employment agreement between the Company and Mr. Shalom Attia, the controlling shareholder and CEO of AP Holdings Ltd.  The agreement goes into effect on the date that the aforementioned allotments are consummated and stipulates that Mr. Shalom Attia will serve as the VP – European Operations of AGL in return for a salary that costs the Company an amount of US$ 10 thousand a month.  Mr. Attia is also entitled to reimbursement of expenses in connection with the affairs of the Company, in accordance with Company policy, as set from time to time.  In addition, Mr. Shalom Attia is entitled to an annual bonus of 2.5% of the net, pre-tax income of AGL in excess of NIS 8 million. The agreement was ratified by the general shareholders meeting of AGL on 30 October 2007.

On March 31, 2008, the Company raised $200,000 from a private offering of its securities pursuant to a Private Placement Memorandum (“PPM”). The private placement was for Company common stock which shall be “restricted securities” and were sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years (for 200,000 shares of the Company common stock), and an additional 200,000 warrants to be exercised at $2.00 for four years (for 200,000 shares of the Company common stock). Said Warrants may be exercised to ordinary common shares of the Company only if the Company issues subsequent to the date of the PPM, 25 million or more shares of its common stock. The money raised from the private placement of the Company’s shares will be used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia abstained from voting on this matter in the board meeting which approved this PPM.

On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes, for a short term loan (“bridge”) of $220,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of $1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 200,000 cashless warrants from September 15, 2008 at exercise price of $1.50 for a period of 2 years.  The Company contest said warrants entitlements to the investor, based on a cause.

During the years 2008 and 2007, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of December 31, 2008, the Company owes Mr., Attia approximately 154 thousand dollars.

The Company via ERC rented its office premises in Las Vegas from Yossi Attia for a monthly fee.

16. Treasury Stock

In June 2006, the Company’s Board of Directors approved a program to repurchase, from time to time, at management’s discretion, up to 700,000 shares of the Company’s common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The Shemano Group is acting as agent for our stock repurchase program.

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

On November 20, 2008, the Company issued a press release announcing that its Board of Directors has approved a share repurchase program. Under the program the Company is authorized to purchase up to ten million of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Exchange Act and other rules that govern such purchases.

As of December 31, 2008 the Company has 100,000 treasury shares in its possession designated for cancellation.

17. Change in the Reporting Entity

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

On August 19, 2008 the Company entered into final fee agreement with C. Properties (“Consultant”), where the Company had to pay Consultant certain fees in accordance with the agreement entered with the Consultant, the Consultant has agreed that, in lieu of cash payment, it will receive an aggregate of up to 734,060,505 shares of stock of the AGL, and the Consultant was not advised on the restructuring of the acquisition of DCG by the Corporation, and in order to compensate the Consultant and avoid any potential litigation, the Company has agreed to waive the above production requirements and convey all its holdings with AGL immediately, with such transfer considered effective January 1, 2008. Based on the agreement, the Company disposed all its holdings in AGL effective January 1, 2008, and these financials reflect such disposal.  Further, the Company previously issued interim financial statements dated as of March 31, 2008 and for the three month period ending March 31, 2008.  Those financial statements included the consolidation of the AGL.  Since the agreement with Consultant was retroactively applied to January 1, 2008, the following tables explain the effect of the change of the Company’s financial balances without consolidating AGL:

	—	Three Months Ended March 31, 2008
		Previously issued interim Q1 financial statements (Unaudited)	Effect of change of reporting entity (Unaudited)		Revised Balances (Audited)
Revenues		$—		$—	$—
Cost of revenues		—		—	—
Total operating expenses		3,003,060		7,307,247	10,310,307
Operating loss		(3,003,060)		(7,307,247)	(10,310,307)
Net (loss) before minority interest		(2,911,208)		(7,363,366)	(10,274,573)
Less minority interest in loss of consolidated subsidiary		69,419		(69,419)	—
Net (loss)		(2,841,789)		(7,432,785)	(10,274,573)
Other comprehensive income (loss)		427,022		(427,022)	—
Comprehensive (loss)		$(2,414,767)		$(7,859,807)	$(10,274,573)
Net (loss) per share, basic and diluted		$(0.59	$		$(2.14)
Weighted average number of shares outstanding, basic and diluted		4,797,055			4,797,055

18. Subsequent events

On January 13, 2009, the Company entered into a Non Binding Term Sheet (the “Term Sheet”) to enter into a definitive asset purchase agreement with Grand Pacaraima Gold Corp. (“Grand”), which owns 80% of the issued and outstanding securities of International Treasure Finders Incorporated to acquire certain oil and gas rights on approximately 481 acres located in Woodward County, Texas (the “Woodward County Rights”). In consideration for the Woodward County Rights, the Company will pay Grand an amount equal to 50% of the current reserves. The consideration shall be paid half in shares of common stock of the Company and half in the form of a note. The number of shares to be delivered by the Company will be calculated based upon the volume weighted average price (“VWAP”) for the ten days preceding the closing date. The note will mature on December 31, 2009 and carry interest of 9% per annum payable monthly. In addition, the note will be convertible into shares of common stock of the Company at a 10% discount to the VWAP for the ten days preceding conversion. At the Company election, the Company may enter into this transaction utilizing a subsidiary to be traded on the Swiss Stock Exchange. On February 3, 2009the Company announced it has expanded negotiations to purchase all of the outstanding shares of International Treasure Finders Incorporated. The above transaction is subject to the receipt of a reserve report, drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. As such, there is no guarantee that the Company will be able to successfully close the above transaction. Dr. Gregory Rubin, a director of the Company, is an affiliate of ITFI and, as a result, voided himself from any discussions regarding this matter.

On January 20, 2009, the Company entered into a Term Sheet (the “Term Sheet”) with Yasheng Group (“Yasheng”) a group of companies engaged in the agriculture, chemicals and biotechnology businesses in the Peoples Republic of China and the export of such products to the United States, Canada, Australia, Pakistan and various European Union countries. Yasheng is also developing a logistics centre and eco-trade cooperation zone in California (the “Project”). Yasheng purchased 80 acres of property located in Victorville, California (the “Project Site”) to be utilized for the Project. It is intended that the Project will be implemented in two phases, first, the logistic centre, and then the development of an eco-trade cooperation zone. The preliminary budget for the development of the Project is estimated to be approximately $400M. As set forth in the Term Sheet, Yasheng has received an option to merge all or part of its assets as well as the Project into the Company. As an initial stage, Yasheng will contribute the Project Site to the Company which will be accomplished through either the transferring title to the Project Site directly to the Company or the acquisition of the entity holding the Project Site by the Company. As consideration for the Project, the Company will issue Yasheng 130,000,000 shares of common stock (on a post reverse split basis). In addition, the Company will be required to issue Capitol Properties, an advisor, 100,000,000 shares of common stock (on a post reverse split basis).

At the second stage, if Yasheng exercises its option within its sole discretion, it may merge additional assets that it owns into the Company in consideration for shares of common stock of the Company. In the event that Yasheng exercises this option, the number of shares to be delivered by the Company will be calculated by dividing the value of the assets by the volume weighted average price for the ten days preceding the closing date. The value of the assets contributed by Yasheng will be based upon the asset value set forth in its audited financial statements. The Company and the YaSheng announced that the Companies have engaged Gregory Sichenzia of Sichenzia Ross Friedman Ference LLP to represent the companies for the reverse merger of the two companies, more commonly known as Super 8K. On March 2009, the Company and Yasheng entered into an amendment of the Term Sheet (the “Amendment”), pursuant to which the parties agreed to explore various areas including an alliance with third parties, a joint venture with various Russian agencies floating nuclear power plants and the lease of an existing logistics center in Inland Empire, California; in accordance with the Amendment, the Company, as an advance issuance, has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the above matters; On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities, based on the pro-ration set in the January Term Sheet. The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The above transaction is subject to the drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. As such, there is no guarantee that the Company will be able to successfully close the above transaction. The issuing of the shares to both Yasheng and Capitol include legend which allows the Company to cancel said shares if the transaction is not completed.

On January 23, 2009, the Company completed the sale of 5,000,000 shares of the Company’s common stock to one accredited investor for net proceeds of $75,000 (or $0.015 per common share). The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock will be reduced from 92,280,919 to 922,809.  The authorized shares of common stock will remain as 400,000,000.  The shareholders holding a majority of the issued and outstanding shares of common stock and the board of directors approved the reverse split on November 24, 2008.  In addition, a new CUSIP was issued for the Company’s common stock which is 92905M 203.  The symbol of the Company was changed from VTEX into VXRC.

As reported by Company on its Form 10-Q filed on November 14, 2008, Star entered, on September 1, 2008, into that certain Irrevocable Assignment of Promissory Note, which resulted in Star being a creditor of the Company with a loan payable by the Company in the amount of $1,000,000 (the “Debt”). No relationship exists between Star and the Company and/or its affiliates, directors, officers or any associate of an officer or director. On March 11, 2009, the Company entered and closed an agreement with Star pursuant to which Star agreed to convert all principal and interest associated with the Debt into 8,500,000 shares of common stock and released the Company from any further claims. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained a current reserve report for the Company’s interest in DCG and Vortex One, which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely. On June 30, 2008, the Company formed Vortex One, a limited liability company, with Tiran Ibgui, an individual (“Ibgui”) as reported on the Company’s 8-K. Said agreements, in addition, included the assignment of its four leases in Crockett County, Texas to Vortex One. As a condition precedent to Ibgui contributing the required funding, Vortex One pledged all of its assets to Ibgui including the leases. On October 29, 2008, the Company entered into a settlement arrangement with Mr. Ibgui, whereby the Company agreed to transfer the 525,000 common shares previously owned by Vortex One to Mr. Ibgui. Further, in February 28, 2009, Ibgui, as the secured lender to Vortex One, directed Vortex One to assign the term assignments with 80% of the proceeds being delivered to Ibgui, as secured lender, and 20% of the proceeds being delivered to the Company - as per the original agreement.

The transaction closed on February 28, 2009 in consideration of a cash payment in the amount of $225,000, a 12 month promissory note in the amount of $600,000 and a 60 month promissory note in the amount of $1,500,000. Mr. Ibgui paid $25,000 fee, and from the net consideration of $200,000 Mr. Ibgui paid the Company its 20% portion of $40,000 on March 3, 2009. No relationship exists between Ibgui, the assignee of the leases and the Company and/or its affiliates, directors, officers or any associate of an officer or director.

During the first quarter of 2009, Upswing filled a complaint in Israel against AGL, Mr. Yossi Attia and Mr. Shalom Atia with regards to certain stock certificates of which the Company was the beneficiary owner at the relevant times. The company was not named as a party to said litigation.

Effective April 1, 2009 Mr. Dunckel resigned as the Company director in order to pursue other opportunities.

On April 2009, the Company filled a complaint against Trafalgar and its affiliates, for breaching of agreement and damages.

19.  Supplemental Oil and Gas Disclosures

The accompanying table presents information concerning the Company’s natural gas producing activities as required by Statement of Financial Accounting   Standards No.  69, “Disclosures about Oil and Gas Producing Activities.” Capitalized costs relating to oil and gas producing activities from continuing operations are as follows:

As of December 31, 2008
Proved undeveloped natural properties – Direct investment	$2,300,000
Unproved properties – option exercised	50,000
Total	2,350,000
Accumulated depreciation, depletion, amortization , and impairment	—
Net capitalized costs	$2,350,000

All of these reserves are located in DCG field located in the USA.

Estimated Quantities of Proved Oil and Gas Reserves

The following table presents the Company’s estimate of its net proved crude oil and natural gas reserves as of September 30, 2008 elated to continuing   operations.   The  Company’s  management  emphasizes  that  reserve estimates are  inherently  imprecise and that estimates of new  discoveries  are more imprecise than those of producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared by independent natural gas reserve engineers.

MMCF (thousand cubic feet)
Proved undeveloped natural gas reserves at February 22, 2008	—
Purchases of drilling rights for minerals in place for period February 22, 2008 (inception of DCG) to December 31, 2008 – 4 wells at 355 MCF each	1,420
Revisions of previous estimates *)	(180)
Extensions and discoveries**)	—
Sales of minerals in place	—
Proved undeveloped natural gas reserves at December 31, 2008	1,420

*) the current reserve report revised to include revision by decreasing the MMCF from 1,600 to 1,420 based on 355 MCF compare to 400 MCF in prior report.

*) – the 4 wells that the Company drilled were not connected to the main pipe yet, so its potential reserves were included above.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following disclosures concerning the standardized measure of future cash flows from proved crude oil and natural gas are presented in accordance with SFAS No. 69. The standardized measure does not purport to represent the fair market value of the Company’s proved crude oil and natural gas reserves. An estimate of fair market value would also take into account, among other factors, the recovery of reserves not classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Under the  standardized  measure,  future cash  inflows  were  estimated by applying  period-end  prices  at  December  31,  2008  adjusted  for  fixed  and determinable escalations,  to the estimated future production of year-end proved reserves.  Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis of the properties.  Operating loss  carry forwards,  tax  credits,  and  permanent  differences  to the  extent estimated  to be  available  in the future  were also  considered  in the future income tax calculations, thereby reducing the expected tax expense. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

Set forth below is the Standardized Measure relating to proved undeveloped natural gas reserves for the period ending December 31, 2008:

	Period ending December 31, 2008 (in thousands of $)	Period ending March 30, 2008 (in thousands of $)
Future cash inflows, net of royalties	109,890	231,230
Future production costs	(32,964)	(38,702)
Future development costs	(43,050)	(25,800)
Future income tax expense		—
Net future cash flows	33,876	166,728
Discount	(33,296)	(117,475)
Standardized Measure of discounted future net cash relating to proved reserves	580	49,253

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas Reserves. The table above shows the second standardized measure of discounted future net cash flows for the Company since inception.  Accordingly, there are material changes to disclose, which in essence were contributed by substantial decline in gas prices in lieu of the financial turmoil that the USA (and the world) is facing.

Drilling Contract:

On July 1, 2008, DC Gas entered into a Drilling Contract (Model Turnkey Contract) (“Drilling Contract”) with Ozona Natural Gas Company LLC (“Ozona”). Pursuant to the Drilling Contract, Ozona has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells shall take place in secession. The drilling operations on the first well are due to funding provided by Vortex One. Such drilling took place, and the Vortex One well has successfully hit natural gas at a depth of 4,783 feet.  Due to this success with the first well, the Company commenced drilling on its second well on August 18, 2008, and it’s remaining 2 other locations parallel.  As disclosed on this report Vortex one entered into sale agreements of said four assignments.