Form 10-Q
period 2009-03-31
VORTEX RESOURCES CORP.
filed 2009-05-20
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes   ☐ No   ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	97,884,347
(Class)	(Outstanding at May 15. 2009)

VORTEX RESOURCES CORP.

VORTEX RESOURCES CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
Amounts in US dollars

	March	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,711	$123,903
Intangible, debt discount on Notes with conversion option, current (Note 3)	—	953,610
Note receivable – From discontinued operations (Note 5)	600,000	—
Total current assets from continued operations	9,711	1,077,513
Total current assets from discontinued operations (Note 5, 12)	600,000	2,600,000
Total current assets	609,711	3,677,513

Intangible, debt discount on Notes with conversion option, net of current portion (Note 3)	—	731,101
Note receivable- From discontinued operations	1,500,000	—
Total assets from continued operations	9,711	1,808,614
Total assets from discontinued operations (Note 5, 12)	2,100,000	2,600,000
Total assets	$2,109,711	$4,408,614

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	797,654	813,064
Convertible notes payable to third party – current portion (Note 3)	350,097	1,165,900
Other current liabilities	88,336	89,400
Total current liabilities	1,236,087	2,068,364

Convertible Notes Payable to Third Party (Note 3)	2,270.000	2,474,000
Total liabilities	3,506,087	4,542,364

Commitments and contingencies (Note 6)	—	—
Minority interest in subsidiary’s net assets	525,000	525,000

Stockholders' equity
Preferred stock, 1,000,000 series B convertible, $1.20 stated value - Authorized and outstanding 1,200,000 and 0 shares, respectively	1,200,000	1,200,000
Common stock, $.001 par value - Authorized 400,000,000 shares; 97,834,347 and 917,809 shares issued; 97,834,347 and 872,809 shares outstanding, respectively	97,834	87,281
Additional paid-in capital	94,086,884	93,038,051
Accumulated deficit	(97,279,059)	(94,957,047
Accumulated other comprehensive loss	(2,226)	(2,226
Treasury stock – 100,000 and 1,279,893 common shares at cost, respectively (Note 9)	(24,809)	(24,809	) )
Total stockholders' equity	(1,921,376)	(658,750)

Total liabilities and stockholders' equity	$2,109,711	$4,408,614

See accompanying notes to consolidated financial statements.

VORTEX RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Un-Audited)

	Three Months Ended March 31,
	2009	2008
Revenues	$-	$-

Cost of revenues	-	-

Operating expenses

Compensation and related costs	71,533	76,101
Consulting, professional and directors fees	159,209	2,641,649
Other selling, general and administrative expenses	40,595	285,311

Total operating expenses ( Note 10)	271,337	3,003,060

Operating loss	(271,337)	(3,003,060)

Interest income	171,565	196,343
Interest expense	(1,737,240)	(104,491)

Net loss before minority interest (Note 10)	(1,837,012)	(2,911,208)

Minority interest (loss) income of consolidated subsidiary	(485,000)	69,419

Net loss	(2,322,012)	(2,841,789)

Other comprehensive income	—	427,022

Comprehensive loss (Note 10)	(2,322,.012)	(2,414,767)

Net income (loss) per share, basic (Note 10)	$(.12)	$(59.00)

Weighted average number of shares outstanding, basic (Note 1)	28,494,628	47,970

Net income (loss) per share, diluted (Note 1)	$(.08)	$(59.00

Weighted average number of shares outstanding, diluted (Note 1)	30,571,961	47,970

See accompanying notes to condensed consolidated financial statements.

VORTEX RESOURCES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(RESTATED FOR 1:100 REVERSE SPLIT AS OF MARCH 31, 2009
(Un-Audited)

	Preferred Stock		Common Stock		Additional		Other Comprehensive		Total
	Number of		Number of		Paid-in	Accumulated	Income	Treasury	Stockholders'
	shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Stock	Equity
Balances, December 31, 2007			46,092	$4,609	$53,281,396	$(38,289,630)	$(2,226)	$(2,117,711)	$12,876,438
Compensation charge on shares, options and warrants issued to consultants			2,540	254	2,018,161				2,018,415
Treasury stock - Open Market			(1030)	(103)				(28,400)	(28,503)
Issuance of preferred shares and subsequent conversion into common shares			500,000	50,000	49,950,000				50,000,000
Issuance of shares - common			25,207	2,521	1,014,993				1,017,514
Conversion of notes payable into common shares			450,000	45,000	2,105,000				2,150,000
Cancellation of treasury shares					(2,121,302)			2,121,302	—
Discount on Note Payable					1,907,220				1,907,220
Surrendered 15M shares			(150,000)	(15,000)	(14,985,000)				(1,500,000)
Conversion of note to Series B preferred	1,000,000	1,200,000			(132,417)				1,067,583
Net loss for the period						(56,667,417)			(56,667,417)
Balances, December 31, 2008	1,000,000	$1,200,000	872,809	$87,281	$93,038,051	$(94,957,047)	$(2,226)	(24,809)	$(658,750)
Conversion of note to common shares			8,500,000	8,500	1,048,833				1,057,333
Yasheng shares subscribed (Note 7)			50,000,000	1,161					1,161
Capitol shares subscribed (Note 7)			38,461,538	892					892
Net loss for the period						(2,322,012)			(2,322,012)
Balances, March 31, 2009	1,000,000	$1,200,000	97,834,347	$97,834	$94,086,884	$(97,279,059)	$(2,226)	(24,809)	$(1,921,376)

See accompanying notes to consolidated financial statements.

VORTEX RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Un-Audited)

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$(114,192)	$487,148

Cash flows from investing activities:
Loan advances to ERC		(788,510)
Investment in land development		(2,177,941)
Net cash used in investing activities	—	$(2,966,451)

Cash flows from financing activities:
Proceeds from bank loans	$—	$39,800
Repayment of convertible note	—	(100,000)
Proceeds from Trafalgar note payable	—	500,000
Proceeds from issuance of stock	—	500,000
Payments to acquire treasury stock	—	(508)
Proceeds from AFG loan		1,660,000
Net cash provided by financing activities	$—	$2,599,292

Net decrease in cash and cash equivalents	(114,192)	119,989
Cash and cash equivalents, beginning of period	123,903	369,576
Cash and cash equivalents, end of period	$9,711	$489,565

Supplemental disclosure:
Cash paid for interest	—	$17,063
Cash received for interest	—	$108,193
Summary of non-cash transactions:
Accrued interest capitalized into Investment in real property		$212,856
Non cash Transaction : Note payable converted to common stock	$1,030,000	—
Non cash Transaction: Shares issued to Yasheng Group (Note 10)	50,000,000
Non cash Transaction: Shares issued to Capitol Group (Note 10)	38,461,538

See accompanying notes to condensed consolidated financial statements.

VORTEX RESOURCES CORP.
Notes to Un-Audited Condensed Consolidated Financial Statements

1. Organization and Business

Vortex Resources Corp, formerly known as Emvelco Corp., is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993. Effective August 19, 2008, the Company changed its name to Vortex Resources Corp. which was accomplished by merger of a wholly owned subsidiary into the Company with the Company being the survivor entity. Vortex Resources Corp. and its consolidated subsidiaries are collectively referred to herein as “Vortex” or the “Company”.

The Company’s headquarters are located in Beverly Hills, California, and its operational offices located in West Hollywood, California.

Since 1997, the Company’s strategy has been to identification and acquisition of undervalued assets within emerging industries for the purpose of consolidation and development of these businesses and sale if favorable market conditions exist.  The Company’s objective is to find, acquire and develop resources at the lowest cost possible and recycle its cash flows into new projects yielding the highest returns with controlled risk. The company competencies include financial services, mergers and acquisitions, accounting, real estate development, and natural resources exploration. In 2008, the Company focused on the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders. Based on series of agreements commonly known as “reverse merger” which were formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and its members ("DCG Members"). DCG has obtained a reserve evaluation report from an independent engineering firm, which classifies the gas reserves as “proven undeveloped”.  According to the independent well evaluation, each well contains approximately 355 MMCF (355,000 cubic feet) of recoverable natural gas.

The Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce, and more effectively manage, its regulatory and administrative costs, and to enable Company’s management to better focus on its business of developing the natural gas drilling rights recently acquired in connection with the acquisition of DCG.

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained in January 2009, a reserve report for the Company's interest in DCG and Vortex One, which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely

As a result of the series of these reverse merger transactions described above, the Company’s ownership structure at March 31, 2009 is as follows (designated for sale – see subsequent events):

100% of DCG – discontinued operations
50% of Vortex Ocean One, LLC - discontinued operations
About 7% of Micrologic, (Via EA Emerging Ventures Corp)

In connection with  the Company  continuing its focus of the acquisition, exploration, and development of undervalued assets, the Company is now focusing on the active development of the logistic center.  In connection with these efforts, the Company engaged a real estate brokerage firm to assist in locating adequate commercial space to operate a logistics company in California, is evaluating potentially locating the logistics center in Detroit, Michigan and is currently seeking funding to further expand these operations.  In connection with these efforts, the Company entered a term sheet with Yasheng Group ("Yasheng") a group of companies engaged in the agriculture, chemicals and biotechnology businesses in the Peoples Republic of China and the export of such products to the United States, Canada, Australia, Pakistan and various European Union countries.  In connection with the development of the logistics center, on January 20, 2009, the Company entered into a Term Sheet (the "Term Sheet") with Yasheng Group. Yasheng is  developing a logistics centre and eco-trade cooperation zone in California (the "Project"). Yasheng purchased 80 acres of property located in Victorville, California (the "Project Site") to be utilized for the Project. It is intended that the Project will be implemented in two phases, first, the logistic centre, and then the development of an eco-trade cooperation zone. The preliminary budget for the development of the Project is estimated to be approximately $400M. As set forth in the Term Sheet, Yasheng has received an option to merge all or part of its assets as well as the Project into the Company. As an initial stage, Yasheng will contribute the Project Site to the Company which will be accomplished through either the transferring title to the Project Site directly to the Company or the acquisition of the entity holding the Project Site by the Company. As consideration for the Project, the Company will issue Yasheng 130,000,000 shares of common stock (on a post reverse split basis). In addition, the Company will be required to issue Capitol Properties, an advisor, 100,000,000 shares of common stock (on a post reverse split basis).

At the second stage, if Yasheng exercises its option within its sole discretion, it may merge additional assets that it owns into the Company in consideration for shares of common stock of the Company. In the event that Yasheng exercises this option, the number of shares to be delivered by the Company will be calculated by dividing the value of the assets by the volume weighted average price for the ten days preceding the closing date. The value of the assets contributed by Yasheng will be based upon the asset value set forth in its audited financial statements.  On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities, based on the pro-ration set in the January Term Sheet. The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated there under. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.  The shares certificates issued, including a legend which allow cancellation by the Company itself, in lieu of being issued subject to agreements. In order to finalize any transaction with Yasheng,  Capitol Group has agreed restructure its holdings as necessary.

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

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced from 92,280,919 to 922,809.  The authorized shares of common stock remain as 400,000,000.  All shares amounts in this filling taking into effect said reverse, unless stated different. The Company issued stock on a post-split basis during the period ended March 31, 2009, resulting in 97,834,347 shares issued and outstanding.

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

Revenues from property sales are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when Vortex has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when Emvelco has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, Vortex’ assessment of the buyer’s credit standing and Vortex’ assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor their obligation to it.

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

The Company did not have any marketable securities within continuing operations for the period ended March 31, 2009 (other than Treasury Stocks as disclosed).

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

Equipment purchased under capital leases is stated at the lower of fair value and the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of leased equipment using the straight-
line method over the shorter of estimated useful life and the lease term. During the year ended December 31, 2008 and the period ended March 31, 2009, the Company did not enter into any capital leases.

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

The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Buyer") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes"). The Company recorded an intangible asset related to the discount on the issuance of debt. The estimated value of the conversion feature was approximately $1,907,221 and will be reported as interest expense over the anticipated repayment period of the debt.  As reported under Legal proceedings on the Company annual filling, the Company notified Trafalgar that Trafalgar is in breech with regard to the services to be performed in accordance with the $2,000,000 loan agreement.  Pursuant to FASB 5, the $2,000,000 is recorded as a liability on the balance sheet since the outcome of the legal actions is undeterminable at this time. The Company filled a lawsuit against Trafalgar, and as such all the value of the conversion feature was recorded as interest expense in the first quarter of 2009.

As disclosed in note 1, the Company issued 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities. Said transaction is subject to the drafting and negotiation of a final definitive agreement, performing due diligence, and as such to both Yasheng and Capitol shares include legend which allows the Company to cancel said shares if the transaction is not completed. Upon finalization of the transaction, the Company will record goodwill according to SFAS No. 142.

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

The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the year ended December 31, 2008 (there were no such expenses during the first quarter ended on March 31, 2009):

Categories of cost and expenses	Year ended
December 31,
2008

Compensation and related costs	$—
Consulting, professional and directors fees	2,018,101
Total stock-based compensation expense	$2,018,101

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

Restoration, Removal and Environmental Liabilities

The Company is subject to extensive federal, state and local environmental laws and regulations.  These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of natural gas substances at various sites.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non capital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable.

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

Business segment reporting

Though the company had minor holdings of real estate properties which have been sold as of March 31, 2009, the Company manages its operations in one business segment, the Resources and Mineral - natural gas production, exploration, drilling, and extraction business.

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

As reported under Legal proceedings, the Company notified Buyer that Buyer is in breach with regard to the services to be performed in accordance with the $2,000,000 loan agreement.  A complaint was filled by the Company in Los Angeles, California on April 2009.   Pursuant to FASB 5, the $2,000,000 is recorded as a liability on the balance sheet since the outcome of the legal actions is undeterminable at this time. The Company expensed the all conversion feature of $1,907,221 as interest expense in these financials, and did not accrued interest on the notes, in lieu of the company position that Trafalgar is in default, and complaint was filled. The parties holding negotiations trying to resolve the issues without the needs of court interfering.

Star:

As reported by Vortex Resources Corp (the “Company”) on its Form 10-Q filed on November 14, 2008, Star Equity Investments, LLC (“Star”) entered, on September 1, 2008, into that certain Irrevocable Assignment of Promissory Note, which resulted in Star being a creditor of the Company with a loan payable by the Company in the amount of $1,000,000 (the “Debt”). No relationship exists between Star and the Company and/or its affiliates, directors, officers or any associate of an officer or director.

On March 11, 2009, the Company entered and closed an agreement with Star pursuant to which Star agreed to convert all principal and interest associated with the Debt into 8,500,000 shares of common stock and released the Company from any further claims. The shares were issued during March 2009 on a post- split basis (Note 1).

AP Holdings Limited (AP):

On October 1, 2008, the Company entered into a short term note payable (6 month maturity) with AP – a foreign Company controlled by Shalom Atia (the brother of Yossi Attia, the Company CEO – the “Holder”), a third party, for $330,000. The note bears 12% interest commencing October 1, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.015 per share. Holder has advised that it has no desire to convert the AP Note into shares of the Company’s common stock at $1.50 per share at this time as the Company’s current bid and ask is $0.23 and $0.72, respectively, and there is virtually no liquidity in the Company’s common stock. The Company is in default on the AP Note, and Holder has threatened to commence litigation if it not paid in full. The Company does not have the cash resources to pay off the AP Note due to current capital constraints. Holder has agreed that it is willing to convert the AP Note if the conversion price is reset to $0.04376 resulting in the issuance of 8,000,000 shares of common stock (the “Shares”) of the Company or 7.56% of the Company assuming 105,884,347 shares of common stock outstanding (97,884,347 as of May 7, 2009 plus 8,000,000 shares issued to Holder). The parties entered a settlement agreement in May 2009.  The agreement with AP was approved by the Board of Directors where Mr. Yossi Attia has abstained from voting due to a potential conflict of interest

4. Acquisitions

Davy Crockett Gas Company, LLC

Based on series of agreements commonly known as a “reverse merger” which was formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange with DCG, as was filled via “super 8-k” by the Company.

Vortex Ocean One, LLC

On June 30, 2008, the Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary DCG (as reported on the Company's Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One.  Mr. Ibgui paid $525,000 as consideration for his 50% ownership in Vortex One and the Company issued 525,000 common shares at an establish $1.00 per share price for its 50% ownership in Vortex One. On October and November 2008, the Company entered into settlement arrangements with Mr. Ibgui, whereby the Company agree to transfer the 525,000 common shares previously owned by Vortex One to Mr. Ibgui in exchange for settlement of all disputes between the two parties, as well as pledge and assigned the DCG 4 term assignments. On March 2009, Vortex One via exercise its pledge entered into a sale agreement with third party with regards to the 4 term assignments. Said sale was given full effect in these financial statements.

5. Dispositions

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

As of March 2009 the board of directors of the company decided to vacate the DCG project. Goodwill was impaired by approximately $35.0M in association with this segment in the Company’s 2008 financials. .

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained a new reserve report for the Company's interest in DCG and Vortex One (on January 2009), which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely. On June 30, 2008, the Company formed Vortex One, a limited liability company, with Tiran Ibgui, an individual ("Ibgui") as reported on the Company's 8-K. Said agreements, in addition, included the assignment of its four leases in Crockett County, Texas to Vortex One. As a condition precedent to Ibgui contributing the required funding, Vortex One pledged all of its assets to Ibgui including the leases. On October 29, 2008, the Company entered into a settlement arrangement with Mr. Ibgui, whereby the Company agreed to transfer the 5,250 common shares previously owned by Vortex One to Mr. Ibgui. Further, in February 28, 2009, Ibgui, as the secured lender to Vortex One, directed Vortex One to assign the term assignments with 80% of the proceeds being delivered to Ibgui, as secured lender, and 20% of the proceeds being delivered to the Company - as per the original agreement.  The transaction closed on February 28, 2009 in consideration of a cash payment in the amount of $225,000, a 12 month promissory note in the amount of $600,000 and a 60 month promissory note in the amount of $1,500,000. Mr. Ibgui paid $25,000 fee, and from the net consideration of $200,000 Mr. Ibgui paid the Company its 20% portion of $40,000 on March 3, 2009, per the LLC operating agreement between the parties. No relationship exists between Ibgui, the assignee of the leases and the Company and/or its affiliates, directors, officers or any associate of an officer or director.

In the following tables, the Company providing break-down of the balances associated with discontinued operation, as appear in the financials:

	Three months ended March 31, 2009	Year ended December 31, 2008
Discontinued Operations – Current Assets:
Gas Rights on Real property	$—	$2,600.000
Note Receivable	600,000	—
Total	$600,000	$2,600,000

Discontinued Operations – Non Current Assets:
Note Receivable	$1,500,000	$—

Discontinued Operations – Total Assets:	$2,100,000	$2,600,000

6. Commitments and Contingencies

(a) Employment Agreements

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. During the quarter and years 2008 and 2007, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of March 31, 2009, the Company owes Mr., Attia approximately 606 thousand dollars.

On August 14, 2006, the Company amended the agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year. On August 19, 2008, the Company entered into that certain Employment Agreement with Mike Mustafoglu, effective July 1, 2008, pursuant to which Mr. Mustafoglu agreed to serve as the Chairman of the Board of Directors of the Company for a period of five years. Mr. Mustafoglu will receive (i) a salary of $240,000; (ii) a performance bonus of 10% of net income before taxes, which will be allocated by Mr. Mustafoglu and other key executives at the sole discretion of Mr. Mustafoglu; and (iii) a warrant to purchase 10 million shares of common stock of the Company at an exercise price equal to  the lesser of $.50 or 50% of the average market price of the Company’s common stock during the 20 day period prior to exercise on a cashless basis (the “Mustafoglu Warrant”). The Mustafoglu Warrant shall be released from escrow on an equal basis over the employment period of five years. As a result, 20,000 shares of the Mustafoglu Warrant would vest per year.  On December 24, 2008, Mike Mustafoglu resigned as Chairman of the Board of Directors of Vortex the Company to pursue other business interests. Following the resignation of Mr. Mustafoglu and in connection of his poor performance while engage by the Company, management is considering its course of actions.

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

(b) Construction Loans

During 2007, the Company entered into several loan agreements with different financial institutions in connection with the financing of the different real estate projects. All balances of said loan were paid-off during 2008 (see (m) below)

(c) AGL Transaction:

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 AGL become subsidiary of the Company.  During 2008 via a fee agreement with third party, the Company divested all its interest in AGL, effective January 1, 2008, and the company financials reflect such disposal. During the first quarter of 2009, third party (Upswing Ltd) filled a complaint in Israel against AGL, Mr. Yossi Attia and Mr. Shalom Atia with regards to certain stock certificates of which the Company was the beneficiary owner at the relevant times. The company was not named as a party to said litigation. Mr. Attia notify the Company that he hold it responsible to all the damages he may suffer, as the underline assets which the litigation in Israel is concerning, was an assets of the Company which was purchased by him from third party that acquired said assets from the Company. As such, the Company examines its potential legal actions.

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

 (d) Lease Agreements

Future minimum payments of obligations under operating lease at March 31, 2009 are as follows:

The Company head office is located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis, paying $219 per month. The Company’s operation office is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month.

Future minimum payments of obligations under operating lease at March 31, 2009 are as follows:

2009	2010	2011	2012	2013	Thereafter
$22,500	$30,000	$30,000	$—	$—	$—

The Company commenced negotiations about its lease terms in the West Hollywood operation offices, seeking to reduce the monthly lease payments.

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

Verge which was a wholly owned subsidiary of AGL, where AGL is a majority owned subsidiary of the Company filed for bankruptcy in Chapter 11 proceedings during the first quarter of 2009.  As of today, the Company does not believe it will have a material liability in relation to these proceeding, yet the Company advised that in lieu of its past holdings and current in-direct involvement it may be named as defendants.

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

The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. As of June 30, 2008 (effective March 31, 2008), the Company was in default of the Registration Rights Agreement and therefore made a provision for compensation for $150,000 to represent agreed final compensation (the "Penalty"). The holder of the Penalty subsequently assigned the Penalty to three unaffiliated parties (the "Penalty Holders"). On December 26, 2008, the Company closed agreements with the Penalty Holders pursuant to which the Penalty Holders agreed to cancel any rights to the Penalty in consideration of the issuance 66,667 shares of common stock to each of the Penalty Holders. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

The Company via Vortex One commended its DCG’s drilling program, where Vortex One via its member Mr. Ibgui, was the first cash investor. Since said cash investment was done in July 2008, the Company defaulted on terms, period and presentations (based on third parties presentations). Based on series of defaults of third parties, Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one time 60 days extension, and put them on notice for being default on said notes.

On July 1, 2008, DCG entered into a Drilling Contract (Model Turnkey Contract) ("Drilling Contract") with Ozona Natural Gas Company LLC ("Ozona"). Pursuant to the Drilling Contract, Ozona has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells scheduled for as later phase, by Ozona and Mr. Mustafoglu, as well as the wells locations. Based on Mr. Mustafoglu negligence and executed un-authorized agreements with third parties, the Company become adversary to Ozona and others with regards to surface rights, wells locations and further charges of Ozona which are not acceptable to the Company.

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

During the first quarter of 2009, third party (Upswing limited) filed a complaint in Israel against AGL, Yossi Attia (the Company CEO) and Mr. shalom Atia (controlling shareholders of AP and brother of Yossi Attia). The company was not named in said procedure, yet as being the parent Company of AGL from November 2, 2007 until it had been disposed, the Company may be involved in said litigation. The Company is in the process of filing a complaint against the lawyers which represented the company on said transaction, for breaching fiduciary responsibility, via breach of client attorney privileges.

(f) Sub-Prime Crisis and Financials Markets Crisis

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

 (g) Voluntarily delisting from The NASDAQ Stock Market

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

 (h) Vortex Ocean One, LLC

On June 30, 2008, the "Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership Interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary. To date there has been no production of the Well by Vortex One or DCG and a dispute has arisen between the Parties with regards to the Vortex One and other matters, so in order to fulfill its obligations to Investor and avoid any potential litigation, Vortex One has agreed to issue the Shares directly into the name of the Ibgui, as well as pledging the 4 term assignments to secure Mr. Ibgui investment and future proceeds per the LLC operating agreement (where Mr. Ibgui entitled to 80% of any future cash flow proceeds, until he recover his investments in full, then after the parties will share the cash flow equally). Vortex one hereby agreed to cause the transfer of the Shares to Investor and direct the transfer agent to issue 5,250 Shares in the name of the Ibgui effective as of the Effective Date, which is November 4, 2008.
.
(i) Potential exposure due to Pending Project under Due Diligence:

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

(j) Trafalgar Convertible Note:

In connection with said note and as collateral for performance by the Company under the terms of said note, the Company issued to Trafalgar 45,000 common shares to be placed as security for said note. Said shares considered to be escrow shares, and as such are not included in the Company outstanding common shares.

(k) Short Term Loan – by Investor:

On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes, for a short term loan (“bridge”) of $220,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of $1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 2,000 cashless warrants from September 15, 2008 at exercise price of $1.50 for a period of 2 years.  The Company contests the validity of said warrants for a cause.

(l)  DCG Drilling Rights:

On November 6, 2008, the Company exercised an option to drill its fifth well in the Adams-Baggett field in West Texas. The Company has 120 days to drill the lease to be assigned to it as a result of the option exercise. Pipeline construction related to connecting wells 42-105-40868 and 42-105-40820 had been completed. The Company is in the process of preparing these wells for conducting the flow and chemical composition tests as required by the State of Texas. The deliveries are subject to satisfactory inspection results by Millennium. Per the owners of the land the assignment of the lease will terminate effective March 3, 2009 in the event that the Company does not drill and complete a well that is producing or capable of producing oil and/or gas in paying quantities. The Company contests the owner termination dates.

(m) Lines of Credit and Restricted Cash

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

As of March 31, 2009, the Company paid off the lines of credit in full

(n) Investment (and loans) in Affiliates, at equity

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bore interest at an annual rate of 12% and the line of credit had a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development.  On November 2, 2007, the Company exercised the Verge option to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, thereby reducing the amount outstanding by $10 million.  Additionally, the Verge option required that the Company pays The International Holdings Group (TIHG), the then parent of ERC, and another $5 million when construction began on the Verge Project.  As of December 31, 2008, the Company has accrued and recorded that payment as a reduction to this loan receivable balance.  As of December 31, 2008, the outstanding loan receivable balances by ERC and Verge were charged to bad debt expense on the statement of operations, due to the Company change of strategy, turmoil in the real estate industry including the sub-prime crisis and world financial crisis, which among other factor lead Verge to file for Bankruptcy protection.

(0) Real Estate Investments for Sale

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

The Company owned 50% of 13059 Dickens, LLC, as reported by the Company on Form 8-K on December 21, 2007, through a joint venture with a third party at no cost to the Company. As all balances due under this venture is via All Inclusive Trust Deed, and in lieu of the Company new strategy, the Company entered advanced negotiations with regards to selling its interest to the other party, as no cost to the Company, or liability, by conveying back title of said property, and releasing the Company from any associated liability. During, 2008, the project was sold back to the third party, by reversing the transaction, at no cost to the Company.

(p) Issuance of Preferred Stock:

The Company entered into and closed an Agreement (the "TAS Agreement") with T.A.S. Holdings Limited ("TAS") pursuant to which TAS agreed to cancel the debt payable by the Company to TAS in the amount of approximately $1,065,000 and its 150,000 shares of common stock it presently holds in consideration of the Company issuing TAS 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the "Series B Stock"). The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009. In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.

The Series B Stock restricts the ability of the holder to convert the Series B Stock and receive shares of the Company's common stock such that the number of shares of the Company common stock held by TAS and its affiliates after such conversion does not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

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

On March 2009 TAS notify the Company it intends to convert said Preferred Stock into common stock. To date, no formal conversion notice been submitted to the board.

(q) Status as Vendor with the Federal Government:

The Company updated its vendor status with the Central Contractor Registration which is the primary registrant database for the US Federal government that collects, validates, stores, and disseminates data in support of agency acquisition missions, including Federal agency contract and assistance awards.

(r) Potential exposure due to AGL and Trafalgar Transaction:

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

The balance of the offered shares, a quantity of up to 25,277,273 shares, will be allotted immediately after receipt of the approval of the Israel Securities Authority for the issuance of a shelf prospectus.  Notwithstanding, if the approval of the shelf prospectus will not be granted by the Israel Securities Authority by the beginning of May 2008, only 12,613,636 shares will be allotted to Trafalgar at that same date.

Despite assurances from Trafalgar to both AGL and Verge that the Share Exchange Agreement ("SEA") was legally permitted in Israel, AGL and Trafalgar could not implement the above transaction because of objections of the Israeli Securities Authority to the SEA, and, therefore, AGL caused Verge to pay off the original loan amount plus interest accrued and premium for early pay-off, transaction that AGL had entered into.

Trafalgar is an unrelated third party comprised of a European Euro Fund registered in Luxembourg. The Company, its subsidiaries, officers and directors are not affiliates of Trafalgar.

(s)  International Treasure Finders Incorporated

On January 13, 2009, the Company entered into a Non Binding Term Sheet (the "Term Sheet") to enter into a definitive asset purchase agreement with Grand Pacaraima Gold Corp. ("Grand"), which owns 80% of the issued and outstanding securities of International Treasure Finders Incorporated to acquire certain oil and gas rights on approximately 481 acres located in Woodward County, Texas (the "Woodward County Rights"). In consideration for the Woodward County Rights, the Company will pay Grand an amount equal to 50% of the current reserves. The consideration shall be paid half in shares of common stock of the Company and half in the form of a note. The number of shares to be delivered by the Company will be calculated based upon the volume weighted average price ("VWAP") for the ten days preceding the closing date. The note will mature on December 31, 2009 and carry interest of 9% per annum payable monthly. In addition, the note will be convertible into shares of common stock of the Company at a 10% discount to the VWAP for the ten days preceding conversion. At the Company election, the Company may enter into this transaction utilizing a subsidiary to be traded on the Swiss Stock Exchange. On February 3, 2009the Company announced it has expanded negotiations to purchase all of the outstanding shares of International Treasure Finders Incorporated. The above transaction is subject to the receipt of a reserve report, drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. As such, there is no guarantee that the Company will be able to successfully close the above transaction. Dr. Gregory Rubin, a director of the Company, is an affiliate of ITFI and, as a result, voided himself from any discussions regarding this matter.

(t) Reverse Split

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock will be reduced from 92,280,919 to 922,809.  The authorized shares of common stock will remain as 400,000,000. The shareholders holding a majority of the issued and outstanding shares of common stock and the board of directors approved the reverse split on November 24, 2008.  In addition, a new CUSIP was issued for the Company's common stock which is 92905M 203.  The symbol of the Company was changed from VTEX into VXRC.  All shares amounts in this filling taking into effect said reverse, unless stated different. The Company issued common stock on a post-split basis during the period ended March 31, 2009, resulting in 97,834,347 shares issued and outstanding.

7. Stockholders’ Equity

Common Stock:

On February 14, 2008, the Company raised Three Hundred Thousand Dollars ($300,000) from private offerings pursuant to two (2) Private Placement Memorandums dated as of February 1, 2008 ("PPMs"). One PPM was in the amount of One Hundred Thousand Dollars ($100,000) and the other was in the amount of Two Hundred Thousand Dollars ($200,000). The offering is for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The money raised from the Private Placement of the Company shares was used for working capital and business operations of the Company. The PPMs were done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement.

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

On May 6, 2008 the Company issued 5,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

On June 6, 2008, the Company raised $300,000 from the private offering pursuant to a Private Placement Memorandum ("PPM"). The private placement was for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The money raised from the private placement of the Company’s shares was used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. Based on information presented to the Company, and in lieu of the Company position which was sent to the investor on June 18, 2008 the investor is in default for not complying with his commitment to invest an additional $225,000 and the Company vested said 3,000 shares under a trustee.

On June 11, 2008, the Company entered into a Services Agreement with Mehmet Haluk Undes (the "Undes Services Agreement") pursuant to which the Company engaged Mr. Undes for purposes of assisting the Company in identifying, evaluating and structuring mergers, consolidations, acquisitions, joint ventures and strategic alliances in Southeast Europe, Middle East and the Turkic Republics of Central Asia. Pursuant to the Undes Services Agreement, Mr. Undes has agreed to provide the Company services related to the identification, evaluation, structuring, negotiating and closing of business acquisitions, identification of strategic partners as well as the provision of legal services. The term of the agreement is for five years and the Company has agreed to issue Mr. Undes 5,250 shares of common stock that was issued on August 15, 2008.

On June 30, 2008 and concurrent with the formation and organization of Vortex One, whereby the Company contributed 5,250 shares of common stock (the "Vortex One Shares"), a common stock purchase warrant purchasing 2,000 shares of common stock at an exercise price of $1.50 per share (the "Vortex One Warrant") and the initial well that the Company drilled.  Mr. Ibgui contributed $525,000. The Vortex One warrants were immediately transferred to Ibgui. Eighty percent (80%) of all available cash flow shall be initially contributed to Ibgui until the full $525,000 has been repaid and the Company shall receive the balance. Following the payment of $525,000 to Ibgui, the cash flow shall be split equally.

In July 2008, the Company issued 160 (adjusted for 1:100 reverse split) shares of its common stock, $0.001 par value per share, to Robin Ann Gorelick, the Company Secretary, in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

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

On August 23, 2008, the Company issued 1,000 shares of its common stock 0.001 par value per share, to Robert M. Yaspan, the Company lawyer, in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration.

On August 8, 2008, assigned holders of the Undes Convertible Note gave notices to the Company of their intention to convert their original note dated June 5, 2007 into 250,000 common shares of the Company. The portion of the accrued interest from inception of the note in the amount of $171,565 was not converted into shares.  The Company accepted these notices and issued the said shares.

On August 1, 2008, all holders of the Company’s preferred stock notified the Company about converting said 100,000 preferred stock into 500,000 common shares of the Company. The conversion of preferred shares to common shares marks the completion of the acquisition of Davy Crockett Gas Company, LLC. The Company accepted such notice and instructed the Company’s transfer agent on August 15, 2008 to issue said 500,000 common shares to the former members of DCG, as reported and detailed on the Company’s 14A filings.

Based upon a swap agreement dated August 19, 2008, which was executed between C. Properties Ltd. (“C. Properties”) and KSD Pacific, LLC (“KSD”), which is controlled by Mr. Yossi Attia Family Trust, where KSD will sell to C. Properties, and C. Properties will purchase from KSD, all its holdings of the Company which amount to 15,056 shares of common stock of the Company for a purchase price of 734,060,505 shares of common stock of AGL.

In connection of selling a convertible note to Trafalgar (see further disclosures in this report ), the Company issued on September 25, 2008 the amount of 547 common shares at $0.001 par value per share to Trafalgar as a fee. As part of collateral to said note, the Company issued to Trafalgar 45,000 common stock 0.001 par values per shares, as security for the Note. Said shares consider being escrow shares, and accordingly are not included in the outstanding common shares of the company.

On November 4, 2008, the Company issued 2,540 shares of its common stock 0.001 par value per share, to one consultant (2,000 shares) and two employees (540 shares), in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration.

On December 5, 2008 the Company cancelled 150,000 of its common shares held by certain shareholder, per comprehensive agreement detailed in this report under Preferred Stock section. Said shares were surrendered to the Company secretary for cancellation.

On December 26, 2008, the Company closed agreements with the Penalty Holders pursuant to which the Penalty Holders agreed to cancel any rights to the Penalty in consideration of the issuance 66,667 shares of common stock to each of the Penalty Holders, totaling in issuing 200,000 of the Company common shares. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On January 23, 2009, the Company completed the sale of 50,000 shares of the Company's common stock to one accredited investor for net proceeds of $75,000 (or $0.015 per common share). The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities, based on the pro-ration set in the January Term Sheet. The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated there under. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.   The shares certificates issued, including a legend which allow cancellation by the Company itself, in lieu of being issued subject to agreements. In order to finalize any transaction with Yasheng,  Capitol Group has agreed restructure its holdings as necessary.

As the Yasheng transaction is subject to finalization, and its shares including legend which at certain terms allow cancellation by the Company, until said transaction will be finalized (via filling Super 8-K), the Company recorded said issuing as following:

	Number of shares	Amount

Yasheng shares subscribed	50,000,000	$1,161
Capitol shares subscribed	38,461,538	$892
Total	88,461,538	$2,053

As reported by Company on its Form 10-Q filed on November 14, 2008, Star entered, on September 1, 2008, into that certain Irrevocable Assignment of Promissory Note, which resulted in Star being a creditor of the Company with a loan payable by the Company in the amount of $1,000,000 (the "Debt"). No relationship exists between Star and the Company and/or its affiliates, directors, officers or any associate of an officer or director. On March 11, 2009, the Company entered and closed an agreement with Star pursuant to which Star agreed to convert all principal and interest associated with the Debt into 8,500,000 shares of common stock and released the Company from any further claims. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated hereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

On August 1, 2008, all holders of the Company’s preferred stock notified the Company of their intention to convert said 100,000 preferred stock into 500,000 common shares of the Company. The conversion of preferred shares to common shares marks the completion of the acquisition of Davy Crockett Gas Company, LLC. The Company accepted such notice and instructed the Company’s transfer agent on August 15, 2008 to issue said common shares to the former members of DCG, as reported and detailed on the Company’s 14A filings.

Series B - On December 5, 2008 the Company entered into and closed an Agreement  with T.A.S. Holdings Limited ("TAS") (the "TAS Agreement") pursuant to which TAS agreed to cancel the debt payable by the Company to TAS in the amount of approximately $1,065,000 and its 150,000 shares of common stock it presently holds in consideration of the Company issuing TAS 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the "Series B Stock").

The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009.

In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.

The Series B Stock restricts the ability of the holder to convert the Series B Stock and receive shares of the Company's common stock such that the number of shares of the Company common stock held by TAS and its affiliates after such conversion does not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

The Series B Stock was offered and sold to TAS in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. TAS is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company filed its Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the State of Delaware

8. Stock Option Plan and Employee Options

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

(b) Other Options

As of December 31, 2008, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the period ended March 31, 2009 and the year ended December 31, 2008.

The following table summarizes information about shares subject to outstanding options as of March 31, 2009, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

Cashless Warrants:

On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes a third party, for a short term loan (“bridge”) of up to $275,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of 1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008, that was paid in full on October 8, 2008. Accordingly the investor is entitled to 200,000 cashless warrants as from September 15, 2008 at exercise price of $1.50 for a period of 2 years. The Company contests the validity of said warrants.

(d) Shares

On May 6, 2008 the Company issued 5,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

On June 11, 2008, the Company entered into a Services Agreement with Mehmet Haluk Undes (the "Undes Services Agreement") pursuant to which the Company engaged Mr. Undes for purposes of assisting the Company in identifying, evaluating and structuring mergers, consolidations, acquisitions, joint ventures and strategic alliances in Southeast Europe, Middle East and the Turkic Republics of Central Asia. Pursuant to the Undes Services Agreement, Mr. Undes has agreed to provide us services related to the identification, evaluation, structuring, negotiating and closing of business acquisitions, identification of strategic partners as well as the provision of legal services. The term of the agreement is for five years and the Company has agreed to issue Mr. Undes 5,250 shares of common stock that shall be registered on a Form S8 no later than July 1, 2008.

On August 13, 2008, the Company issued 160 (16,032 before the reverse split) shares of its common stock, $0.001 par value per share, to Robin Ann Gorelick, the Company Secretary, in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

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

On August 23 the Company issued 1,000 shares of its common stock 0.001 par value per share, to Robert M. Yaspan, the Company lawyer, in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration.

On November 4, 2008, the Company issued 2,540 shares of its common stock 0.001 par value per share, to one consultant (2,000 shares) and two employees (540 shares), in accordance with the instructions provided by the Company pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration.

The balance of securities that can be issued under the 2008 Plan is 4,646,000 shares of Common Stock.

9. Treasury Stock

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

As of March 31, 2009 the Company had 100,000 treasury shares in its possession scheduled to be cancelled.

10. Change in the Reporting Entity

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

	Three Months Ended March 31, 2008
	Previously issued interim Q1 financial statements (Un-Audited)	Effect of change of reporting entity (Un-Audited)		Revised Balances (Audited)
Revenues	$—		$—	$—
Cost of revenues	—		—	—
Total operating expenses	3,003,060		7,307,247	10,310,307
Operating loss	(3,003,060)		(7,307,247)	(10,310,307)
Net (loss) before minority interest	(2,911,208)		(7,363,366)	(10,274,573)
Less minority interest in loss of consolidated subsidiary	69,419		(69,419)	—
Net (loss)	(2,841,789)		(7,432,785)	(10,274,573)
Other comprehensive income (loss)	427,022		(427,022)	—
Comprehensive (loss)	$(2,414,767)		$(7,859,807)	$(10,274,573)
Net (loss) per share, basic and diluted	$(0.59	$		$(2.14)
Weighted average number of shares outstanding, basic and diluted	4,797,055			4,797,055

11. Subsequent events

Effective April 1, 2009 Mr. Dunckel resigned as the Company director in order to pursue other opportunities.

On April 2009, the Company filed a complaint in Los Angeles, California against Trafalgar and its affiliates, for breaching of agreement and damages (see note 6).

As detailed in Note 5, On October 1, 2008, the Company entered into a short term note payable (6 month maturity) with AP – a foreign Company controlled by Shalom Atia (the brother of Yossi Attia, the Company CEO – the “Holder”), issued to Holder). The parties enter a settlement agreement on May 2009, where Mr. Yossi Attia has abstained from voting due to a potential conflict of interest. Said settlement agreement, granting the Holder 8,000,000 shares of common stock, par value $.001 per share, of Vortex Resources Corp., pursuant to Rule 144 of the Securities and Exchange Commission under the Securities Act of 1933, as amended.

On May 2009 the Company filed a complaint against an Israeli lawyer which was engaged by the Company in connection with the AGL transaction (See note 6)

The Company has commenced the process to change its name to Yasheng Ec-Trade Corporation.

12.  Supplemental Oil and Gas Disclosures

The accompanying table presents information concerning the Company's natural gas producing activities as required by Statement of Financial Accounting   Standards No.  69, “Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities from continuing operations for the year ended on December 31, 2008 are as follows (said assets was disposed during the first quarter of 2009):

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

Drilling Contract:

On July 1, 2008, DC Gas entered into a Drilling Contract (Model Turnkey Contract) ("Drilling Contract") with Ozona Natural Gas Company LLC ("Ozona"). Pursuant to the Drilling Contract, Ozona has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells shall take place in secession. The drilling operations on the first well are due to funding provided by Vortex One. Such drilling took place, and the Vortex One well has successfully hit natural gas at a depth of 4,783 feet.  Due to this success with the first well, the Company commenced drilling on its second well on August 18, 2008, and it’s remaining 2 other locations parallel.  As disclosed on this report Vortex one entered into sale agreements of said four assignments, and allows 60 days extension (until July 1, 2009) to both Buyer and operator, to commence payments.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2008 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Operating Assets:

Since 1997, the Company’s strategy has been to identification and acquisition of undervalued assets within emerging industries for the purpose of consolidation and development of these businesses and sale if favorable market conditions exist.  The Company’s objective is to find, acquire and develop resources at the lowest cost possible and recycle its cash flows into new projects yielding the highest returns with controlled risk. The company competencies include financial services, mergers and acquisitions, accounting, real estate development, and natural resources exploration. In 2008, the Company focused on the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders. Based on series of agreements commonly known as “reverse merger” which were formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and its members ("DCG Members"). DCG has obtained a reserve evaluation report from an independent engineering firm, which classifies the gas reserves as “proven undeveloped”.  According to the independent well evaluation, each well contains approximately 355 MMCF (355,000 cubic feet) of recoverable natural gas.

The Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce, and more effectively manage, its regulatory and administrative costs, and to enable Company’s management to better focus on its business of developing the natural gas drilling rights recently acquired in connection with the acquisition of DCG.

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained in January 2009, a reserve report for the Company's interest in DCG and Vortex One, which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely

As a result of the series of these reverse merger transactions described above, the Company’s ownership structure at March 31, 2009 is as follows (designated for sale – see subsequent events):

100% of DCG – discontinued operations
50% of Vortex Ocean One, LLC - discontinued operations
About 7% of Micrologic, (Via EA Emerging Ventures Corp)

In connection with  the Company  continuing its focus of the acquisition, exploration, and development of undervalued assets, the Company is now focusing on the active development of the logistic center.  In connection with these efforts, the Company engaged a real estate brokerage firm to assist in locating adequate commercial space to operate a logistics company in California, is evaluating potentially locating the logistics center in Detroit, Michigan and is currently seeking funding to further expand these operations.  In connection with these efforts, the Company entered a term sheet with Yasheng Group ("Yasheng") a group of companies engaged in the agriculture, chemicals and biotechnology businesses in the Peoples Republic of China and the export of such products to the United States, Canada, Australia, Pakistan and various European Union countries.  In connection with the development of the logistics center, on January 20, 2009, the Company entered into a Term Sheet (the "Term Sheet") with Yasheng Group.  Yasheng is  developing a logistics centre and eco-trade cooperation zone in California (the "Project"). Yasheng purchased 80 acres of property located in Victorville, California (the "Project Site") to be utilized for the Project. It is intended that the Project will be implemented in two phases, first, the logistic centre, and then the development of an eco-trade cooperation zone. The preliminary budget for the development of the Project is estimated to be approximately $400M. As set forth in the Term Sheet, Yasheng has received an option to merge all or part of its assets as well as the Project into the Company. As an initial stage, Yasheng will contribute the Project Site to the Company which will be accomplished through either the transferring title to the Project Site directly to the Company or the acquisition of the entity holding the Project Site by the Company. As consideration for the Project, the Company will issue Yasheng 130,000,000 shares of common stock (on a post reverse split basis). In addition, the Company will be required to issue Capitol Properties, an advisor, 100,000,000 shares of common stock (on a post reverse split basis).

At the second stage, if Yasheng exercises its option within its sole discretion, it may merge additional assets that it owns into the Company in consideration for shares of common stock of the Company. In the event that Yasheng exercises this option, the number of shares to be delivered by the Company will be calculated by dividing the value of the assets by the volume weighted average price for the ten days preceding the closing date. The value of the assets contributed by Yasheng will be based upon the asset value set forth in its audited financial statements.  On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities, based on the pro-ration set in the January Term Sheet. The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated there under. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.  The shares certificates issued, including a legend which allow cancellation by the Company itself, in lieu of being issued subject to agreements. In order to finalize any transaction with Yasheng,  Capitol Group has agreed restructure its holdings as necessary.

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

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced from 92,280,919 to 922,809.  The authorized shares of common stock remain as 400,000,000.  All shares amounts in this filling taking into effect said reverse, unless stated different. The Company issued stock on a post-split basis during the period ended March 31, 2009, resulting in 97,834,347 shares issued and outstanding.

Assets Sold

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

On March 2009 the board of directors of the company decided to vacate the DCG project. Goodwill was impaired by approximately $35.0M in association with this segment, in the Company financials of 2008.

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained a current reserve report for the Company's interest in DCG and Vortex One, which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely. On June 30, 2008, the Company formed Vortex One, a limited liability company, with Tiran Ibgui, an individual ("Ibgui") as reported on the Company's 8-K. Said agreements, in addition, included the assignment of its four leases in Crockett County, Texas to Vortex One. As a condition precedent to Ibgui contributing the required funding, Vortex One pledged all of its assets to Ibgui including the leases. On October 29, 2008, the Company entered into a settlement arrangement with Mr. Ibgui, whereby the Company agreed to transfer the 5,250 common shares previously owned by Vortex One to Mr. Ibgui. Further, in February 28, 2009, Ibgui, as the secured lender to Vortex One, directed Vortex One to assign the term assignments with 80% of the proceeds being delivered to Ibgui, as secured lender, and 20% of the proceeds being delivered to the Company - as per the original agreement.  The transaction closed on February 28, 2009 in consideration of a cash payment in the amount of $225,000, a 12 month promissory note in the amount of $600,000 and a 60 month promissory note in the amount of $1,500,000. Mr. Ibgui paid $25,000 fee, and from the net consideration of $200,000 Mr. Ibgui paid the Company its 20% portion of $40,000 on March 3, 2009, as dictated by the LLC operating agreement. No relationship exists between Ibgui, the assignee of the leases and the Company and/or its affiliates, directors, officers or any associate of an officer or director.

As of March 31, 2009 the Company does not have any interests in real estate developments.

Results of Operations

Three Months Period Ended March 31, 2009 Compared to Three Months Period Ended March 31, 2008

Due to the new financial investment in Gas and Oil activity, which commenced in May 2008 and the  development of our logistic operations , the consolidated statements of operations for the periods ended March 31, 2009 and 2008 are not comparable. The financial figures for 2008 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware. This section of the report, should be read together with Note 13 of the Company consolidated financials - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.

 The consolidated statements of operations for the periods ended March 31, 2009 and 2008 are compared (subject to the above description) in the sections below:

Three months ended March 31,	2009	2008
Total revenues	$—	$—

Amounts comparable to prior year, although the sale of 4 oil wells amounted in $2,300,000.  These revenues generated in 2009 were eliminated upon consolidation.  And are included in loss of subsidiary.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Total cost of revenues	$—	$—

Amounts comparable to prior year, although the cost of sales for 4 oil wells amounted in $2,785,000;
These costs generated in 2009 were eliminated upon consolidation, and are included in loss of subsidiary as a stand alone item.

Compensation and related costs

The following table summarizes compensation and related costs for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Compensation and related costs	$71,533	$76,101

Amounts are comparable to prior year.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Consulting, director and professional fees	$159,209	$2,641,649

Overall consulting, professional and director fees decreased by 94%, or $2,482,440, primarily as the result of the  charge to stock compensation expense for various grants of shares and warrants in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers fees in 2008.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Other selling, general and administrative expenses	$40,595	$285,311

Overall, other selling, general and administrative expenses decreased by 86%, or $244,817, due to cost reduction initiatives occurring in 2009.

Interest income and expense

The following table summarizes interest income and expense for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Interest income	$171,565	$196,543
Interest expense	$(1,737,240)	$(104,491)

Interest income is comparable to prior year. Interest expense increased by 1563%, or $1,632,750, due to expensing the Trafalgar discount on note payable in dispute.  See Part I and part II Legal Proceedings.

Liquidity and Capital Resources

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months. During the quarter and years 2008 and 2007, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of March 31, 2009, the Company owes Mr., Attia approximately $606,000.  The Company will either need to raise capital from third parties or continue borrowing funds from Mr. Attia.

As of March 31, 2009, our cash, cash equivalents and marketable securities were $9,711, a decrease of approximately $114,000 from the end of fiscal year 2008. The decrease in our cash, cash equivalents and marketable securities is primarily the result of our convertible note payable to equity of $1,030,000.  This was offset by our net operating loss.

Cash flows (used in) and provided by operating activities for the three months ended March 31, 2009 and 2008 was $(114,192) and $487,148, respectively. The change is primarily due to the result of our decrease in payables along with conversion of a note for $1,030,000 which was offset by our net operating loss.

Cash flows used in investing activities for the three months ended March 31, 2009 and 2008 was $0 and $2,966,451, respectively. The change was primarily due to a significant reduction in loan advances of $788,510 to ERC and investment in land development of $2,177,941 in 2008, which did not occur in 2009.

Cash provided by financing activities for the three months ended March 31, 2009 and 2008 was $0 and $2,599,292, respectively. This decrease is due to decreased net funding from Trafalgar and AFG loans of approximately $2.1 million and an increase in issuance of stock of approximately $500,000 in 2008.

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

Commitments and contingencies

	Payments due by period
Contractual obligations	Total		Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$	,2270,000	—	$2,270,000	—	—

Total		$2,270,000	—	$2,270,000	—	—

Our Commitments and contingencies are stated in details in Notes to the Consolidated Financial Statements, which include as mandatory required supplemental information about gas and oil.  On this section management give a synopsis disclosures to commitments and contingencies.

Employment Agreements:

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
AGL Transaction:

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 AGL become subsidiary of the Company.  During 2008 via a fee agreement with third party, the Company divested all its interest in AGL, effective January 1, 2008, and the company financials reflect such disposal. During the first quarter of 2009, third party (Upswing Ltd) filled a complaint in Israel against AGL, Mr. Yossi Attia and Mr. Shalom Atia with regards to certain stock certificates of which the Company was the beneficiary owner at the relevant times. The company was not named as a party to said litigation. Mr. Attia notify the Company that he hold it responsible to all the damages he may suffer, as the underline assets which the litigation in Israel is concerning, was an assets of the Company which was purchased by him from third party that acquired said assets from the Company. As such, the Company examines its potential legal actions.

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

Lease Agreements:

The Company head office is located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis, paying $219 per month. The Company’s operation office is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month.

Sub-Prime Crisis and Financials Markets Crisis:

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

Voluntarily delisting from The NASDAQ Stock Market:

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

Vortex Ocean One, LLC:

On June 30, 2008, the "Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership Interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary. To date there has been no production of the Well by Vortex One or DCG and a dispute has arisen between the Parties with regards to the Vortex One and other matters, so in order to fulfill its obligations to Investor and avoid any potential litigation, Vortex One has agreed to issue the Shares directly into the name of the Ibgui, as well as pledging the 4 term assignments to secure Mr. Ibgui investment and future proceeds per the LLC operating agreement (where Mr. Ibgui entitled to 80% of any future cash flow proceeds, until he recover his investments in full, then after the parties will share the cash flow equally). Vortex one hereby agreed to cause the transfer of the Shares to Investor and direct the transfer agent to issue 5,250 Shares in the name of the Ibgui effective as of the Effective Date, which is November 4, 2008.

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

Trafalgar Convertible Note:

In connection with said note and as collateral for performance by the Company under the terms of said note, the Company issued to Trafalgar 45,000 common shares to be placed as security for said note. Said shares considered to be escrow shares, and as such are not included in the Company outstanding common shares.

Short Term Loan – by Investor:

On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes, for a short term loan (“bridge”) of $220,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of $1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 2,000 cashless warrants from September 15, 2008 at exercise price of $1.50 for a period of 2 years.  The Company contests the validity of said warrants for a cause.

DCG Drilling Rights:

On November 6, 2008, the Company exercised an option to drill its fifth well in the Adams-Baggett field in West Texas. The Company has 120 days to drill the lease to be assigned to it as a result of the option exercise. Pipeline construction related to connecting wells 42-105-40868 and 42-105-40820 had been completed. The Company is in the process of preparing these wells for conducting the flow and chemical composition tests as required by the State of Texas. The deliveries are subject to satisfactory inspection results by Millennium. Per the owners of the land the assignment of the lease will terminate effective March 3, 2009 in the event that the Company does not drill and complete a well that is producing or capable of producing oil and/or gas in paying quantities. The Company contests the owner termination dates.

Lines of Credit and Restricted Cash:

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

As of March 31, 2009, the Company paid off the lines of credit in full

Investment (and loans) in Affiliates, at equity:

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bore interest at an annual rate of 12% and the line of credit had a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development.  On November 2, 2007, the Company exercised the Verge option to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, thereby reducing the amount outstanding by $10 million.  Additionally, the Verge option required that the Company pays The International Holdings Group (TIHG), the then parent of ERC, and another $5 million when construction began on the Verge Project.  As of December 31, 2008, the Company has accrued and recorded that payment as a reduction to this loan receivable balance.  As of December 31, 2008, the outstanding loan receivable balances by ERC and Verge were charged to bad debt expense on the statement of operations, due to the Company change of strategy, turmoil in the real estate industry including the sub-prime crisis and world financial crisis, which among other factor lead Verge to file for Bankruptcy protection.

Real Estate Investments for Sale:

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

The Company owned 50% of 13059 Dickens, LLC, as reported by the Company on Form 8-K on December 21, 2007, through a joint venture with a third party at no cost to the Company. As all balances due under this venture is via All Inclusive Trust Deed, and in lieu of the Company new strategy, the Company entered advanced negotiations with regards to selling its interest to the other party, as no cost to the Company, or liability, by conveying back title of said property, and releasing the Company from any associated liability. During, 2008, the project was sold back to the third party, by reversing the transaction, at no cost to the Company.

Issuance of Preferred Stock:

The Company entered into and closed an Agreement (the "TAS Agreement") with T.A.S. Holdings Limited ("TAS") pursuant to which TAS agreed to cancel the debt payable by the Company to TAS in the amount of approximately $1,065,000 and its 150,000 shares of common stock it presently holds in consideration of the Company issuing TAS 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the "Series B Stock"). The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009. In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year.

The Series B Stock restricts the ability of the holder to convert the Series B Stock and receive shares of the Company's common stock such that the number of shares of the Company common stock held by TAS and its affiliates after such conversion does not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

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

The balance of the offered shares, a quantity of up to 25,277,273 shares, will be allotted immediately after receipt of the approval of the Israel Securities Authority for the issuance of a shelf prospectus.  Notwithstanding, if the approval of the shelf prospectus will not be granted by the Israel Securities Authority by the beginning of May 2008, only 12,613,636 shares will be allotted to Trafalgar at that same date

Despite assurances from Trafalgar to both AGL and Verge that the Share Exchange Agreement ("SEA") was legally permitted in Israel, AGL and Trafalgar could not implement the above transaction because of objections of the Israeli Securities Authority to the SEA, and, therefore, AGL caused Verge to pay off the original loan amount plus interest accrued and premium for early pay-off, transaction that AGL had entered into.

Trafalgar is an unrelated third party comprised of a European Euro Fund registered in Luxembourg. The Company, its subsidiaries, officers and directors are not affiliates of Trafalgar.

International Treasure Finders Incorporated

On January 13, 2009, the Company entered into a Non Binding Term Sheet (the "Term Sheet") to enter into a definitive asset purchase agreement with Grand Pacaraima Gold Corp. ("Grand"), which owns 80% of the issued and outstanding securities of International Treasure Finders Incorporated to acquire certain oil and gas rights on approximately 481 acres located in Woodward County, Texas (the "Woodward County Rights"). In consideration for the Woodward County Rights, the Company will pay Grand an amount equal to 50% of the current reserves. The consideration shall be paid half in shares of common stock of the Company and half in the form of a note. The number of shares to be delivered by the Company will be calculated based upon the volume weighted average price ("VWAP") for the ten days preceding the closing date. The note will mature on December 31, 2009 and carry interest of 9% per annum payable monthly. In addition, the note will be convertible into shares of common stock of the Company at a 10% discount to the VWAP for the ten days preceding conversion. At the Company election, the Company may enter into this transaction utilizing a subsidiary to be traded on the Swiss Stock Exchange. On February 3, 2009the Company announced it has expanded negotiations to purchase all of the outstanding shares of International Treasure Finders Incorporated. The above transaction is subject to the receipt of a reserve report, drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. As such, there is no guarantee that the Company will be able to successfully close the above transaction. Dr. Gregory Rubin, a director of the Company, is an affiliate of ITFI and, as a result, voided himself from any discussions regarding this matter.

Reverse Split

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock will be reduced from 92,280,919 to 922,809.  The authorized shares of common stock will remain as 400,000,000. The shareholders holding a majority of the issued and outstanding shares of common stock and the board of directors approved the reverse split on November 24, 2008.  In addition, a new CUSIP was issued for the Company's common stock which is 92905M 203.  The symbol of the Company was changed from VTEX into VXRC.  All shares amounts in this filling taking into effect said reverse, unless stated different. The Company issued common stock on a post-split basis during the period ended March 31, 2009, resulting in 97,834,347 shares issued and outstanding.

Off Balance Sheet Arrangements

There are no materials off balance sheet arrangements.

Inflation and Foreign Currency

The Company maintains its books in local currency: on sold assets - Kuna for Sitnica, N.I.S for AGL and US Dollars for the Parent Company registered in the State of Delaware. The Company’s operations are primarily in the United States through its wholly owned subsidiaries. Some of the Company’s customers were in Croatia. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies, primarily the Croatian Kuna, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may, or will, affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Verge, which was formerly a wholly owned subsidiary of AGL, which in turn was a majority owned subsidiary of the Company filed for bankruptcy in Chapter 11 proceedings during the first quarter of 2009.  As of today, the Company does not believe it will have a material liability in relation to these proceeding.  However, as a result of the Company’s historical ownership and current indirect involvement,  the Company may be named as a defendant in connection with this matter.

A consultant that was terminated by an ex-affiliate of the Company, named the Company as a defendant in litigation in Las Vegas, Nevada that the Company has neither any interest nor liability. The Company position is that naming the Company in said litigation is malicious. The Company filed an answer to said complaint requesting dismissal. In connection with the Verge bankruptcy proceedings, an automatic stay was announced by Verge on the main complaint.

The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. As of June 30, 2008 (effective March 31, 2008), the Company was in default of the Registration Rights Agreement and therefore made a provision for compensation for $150,000 to represent agreed final compensation (the "Penalty"). The holder of the Penalty subsequently assigned the Penalty to three unaffiliated parties (the "Penalty Holders"). On December 26, 2008, the Company closed agreements with the Penalty Holders pursuant to which the Penalty Holders agreed to cancel any rights to the Penalty in consideration of the issuance 66,667 shares of common stock to each of the Penalty Holders. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established financial relationship which should create source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in this filling). The Company position is that the DCG transactions (among others) would not have been closed by the Company, unless Trafalgar will provide the needed financing needed for the drilling program. On December 4, 2008 in lieu of the world economy crisis, the company addressed Trafalgar formally to summarize amendment to exiting business practice and modification of terms for existing As well as future financing. On January 16, 2009 based on Trafalgar default, the Company sent to Trafalgar notice of default together with off-set existing alleged notes due to Trafalgar to mitigate the Company losses. Representative of the parties having negotiations, trying to resolve said adversaries between the parties, with the Company position that in any event the alleged notes to Trafalgar should be null and void by the Company. On April 2009, the Company filed a complaint in Los Angeles, California against Trafalgar and its affiliates, for breaching of agreement and damages.

On July 1, 2008, DCG entered into a Drilling Contract (Model Turnkey Contract) ("Drilling Contract") with Ozona Natural Gas Company LLC ("Ozona"). Pursuant to the Drilling Contract, Ozona was engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells scheduled for as later phase, by Ozona and Mr. Mustafoglu, as well as the wells locations. The relationship with Ozuna and others subsequently turned adversarial  as a result of a dispute with regards to surface rights, wells locations and further charges of Ozona, which were not acceptable to the Company.  The Company is currently evaluating its legal options and may take action against Ozona, Mr. Mustafoglu and others.

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

During the first quarter of 2009, third party (Upswing limited) filed a complaint in Israel against AGL, Yossi Attia (the Company CEO) and Mr. shalom Atia (controlling shareholders of AP and brother of Yossi Attia). The company was not named in said procedure, yet as being the parent Company of AGL from November 2, 2007 until it had been disposed, the Company may be involved in said litigation.   In May 2009, the Company filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles, against Gal Chet (“Mr. Chet”) and Chet Sarid Gruber Sapir-Hen (the “Chet Law Firm”) asserting claims for breach of fiduciary duty and legal malpractice in connection with Mr. Chet’s and the Chet Law Firm’s representation of the Company in connection with the Company’s public offering of its securities on the Israeli Stock Exchange.   In July 2007, based on the advice of Mr. Chet and the Chet Law Firm, the Company entered into an agreement with AP Holdings Ltd. and Appswing Ltd. (“Appswing”) to effect the public offering of securities of the Company or a subsidiary on the Israeli Stock Exchange.

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

As of March 31, 2009 the Company had 100,000 treasury shares in its possession scheduled to be cancelled.

On January 23, 2009, the Company completed the sale of 50,000 shares of the Company's common stock to one accredited investor for net proceeds of $75,000 (or $0.015 per common share). The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In connection with  the Company  continuing its focus of the acquisition, exploration, and development of undervalued assets, the Company is now focusing on the active development of the logistic center.  In connection with these efforts, the Company engaged a real estate brokerage firm to assist in locating adequate commercial space to operate a logistics company in California, is evaluating potentially locating the logistics center in Detroit, Michigan and is currently seeking funding to further expand these operations.  In connection with these efforts, the Company entered a term sheet with Yasheng Group ("Yasheng") a group of companies engaged in the agriculture, chemicals and biotechnology businesses in the Peoples Republic of China and the export of such products to the United States, Canada, Australia, Pakistan and various European Union countries.  on March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities, based on the pro-ration set in the January Term Sheet. The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated hereunder. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.   The shares certificates issued, including a legend which allow cancellation by the Company itself, in lieu of being issued subject to agreements. In order to finalize any transaction with Yasheng,  Capitol Group has agreed restructure its holdings as necessary.

As reported by Company on its Form 10-Q filed on November 14, 2008, Star entered, on September 1, 2008, into that certain Irrevocable Assignment of Promissory Note, which resulted in Star being a creditor of the Company with a loan payable by the Company in the amount of $1,000,000 (the "Debt"). No relationship exists between Star and the Company and/or its affiliates, directors, officers or any associate of an officer or director. On March 11, 2009, the Company entered and closed an agreement with Star pursuant to which Star agreed to convert all principal and interest associated with the Debt into 8,500,000 shares of common stock and released the Company from any further claims. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated hereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On October 1, 2008, the Company entered into a short term note payable (6 month maturity) with AP – a foreign Company controlled by Shalom Atia (the brother of Yossi Attia, the Company CEO – the “Holder”), a third party, for $330,000. The note bears 12% interest commencing October 1, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.015 per share. Holder has advised that it has no desire to convert the AP Note into shares of the Company’s common stock at $1.50 per share at this time as the Company’s current bid and ask is $0.23 and $0.72, respectively, and there is virtually no liquidity in the Company’s common stock. The Company is in default on the AP Note, and Holder has threatened to commence litigation if it not paid in full. The Company does not have the cash resources to pay off the AP Note due to current capital constraints. Holder has agreed that it is willing to convert the AP Note if the conversion price is reset to $0.04376 resulting in the issuance of 8,000,000 shares of common stock (the “Shares”) of the Company or 7.56% of the Company assuming 105,884,347 shares of common stock outstanding (97,884,347 as of May 7, 2009 plus 8,000,000 shares issued to Holder). The parties entered a settlement agreement in May 2009.  The agreement with AP was approved by the Board of Directors where Mr. Yossi Attia has abstained from voting due to a potential conflict of interest

The above securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the investors were an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

There were no options or warrants exercised in the three month period ended March 31, 2009 and year ended December 31, 2008

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 As reported under Legal proceedings, the Company notified Trafalgar that Trafalgar is in breech with regard to the services to be performed in accordance with the $2,000,000 loan agreement.  A complaint was filled by the Company on April 2009. Pursuant to FASB 5, the $2,000,000 is recorded as a liability on the balance sheet since the outcome of the legal actions is undeterminable at this time. The Company expensed the all conversion feature of $1,907,221 as interest expense in these financials, and per the Company position, it did not record interest accrued on said liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of VORTEX RESOURCES CORP. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of VORTEX RESOURCES CORP. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California, on May 19, 2009.

VORTEX RESOURCES CORP.

By:	/s/Yossi Attia
Yossi Attia
Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer