Form 10-Q
period 2009-06-30
Yasheng Eco-Trade Corp
filed 2009-08-19
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 001-12000

YASHENG ECO-TRADE CORPORATION
 (Exact name of registrant - registrant as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210
(Address of principal executive offices)

(310) 461-3559	(310) 461-1901
Issuer’s telephone number	Issuer’s facsimile number

VORTEX RESOURCES CORP.
(Former name, former address and former fiscal year, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	113,430,807
(Class)	(Outstanding at August 19. 2009)

YASHENG ECO-TRADE CORPORATION
(f/k/a Vortex Resources Corp.)

INDEX

YASHENG ECO-TRADE CORPORATION
(f/k/a Vortex Resources Corp.)
CONDENSED CONSOLIDATED BALANCE SHEET
Amounts in US dollars
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,737	$123,903
Intangible, debt discount on Notes with conversion option, current (Note 3)	—	953,610
Total current assets from continued operations	2,737	1,077,513
Note - from discontinued operations (Notes 5, 12)	600,000	2,600,000
Total current assets	602,737	3,677,513
Other assets:
Intangible, debt discount on Notes with conversion option, net of current portion (Note 3)	—	731,101
Note receivable- From discontinued operations at present value (Note 5)	1,500,000	—
Total assets from continued operations	2,737	1,808,614
Notes - from discontinued operations (Notes 5, 12)	2,100,000	2,600,000
Total assets	$2,102,737	$4,408,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	982,516	813,064
Convertible notes payable to third party – current portion (Note 3)	—	1,165,900
Other current liabilities	88,336	89,400
Total current liabilities	1,070,852	2,068,364

Notes Payable - Third Parties (Note 3)	2,270,000	2,474,000
Total liabilities	3,340,852	4,542,364

Commitments and contingencies (Notes 5, 6)	—	—
Minority interest in subsidiary’s net assets	365,000	525,000
Stockholders' equity
Preferred stock, 1,000,000 series B convertible, $1.20 stated value - Authorized and outstanding 1,200,000 and 0 shares, respectively	1,200,000	1,200,000
Common stock, $.001 par value - Authorized 400,000,000 shares; 105,834,347 and 917,809 shares issued; 105,834,347 and 872,809 shares outstanding, respectively	105,834	87,281
Additional paid-in capital	94,428,981	93,038,051
Accumulated deficit	(97,310,895)	(94,957,047)
Accumulated other comprehensive loss	(2,226)	(2,226)
Treasury stock – 100,000 and 1,279,893 common shares at cost, respectively (Note 9)	(24,809)	(24,809)
Total stockholders' equity	(1,603.115)	(658,750)

Total liabilities and stockholders' equity	$2,102,737	$4,408,614

See accompanying notes to consolidated financial statements.

YASHENG ECO-TRADE CORPORATION
(f/k/a Vortex Resources Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Un-Audited)

	Six Months Ended June 30,
	2009	2008
Revenues from discontinued operations	$2,300,000		$-

Cost of revenues from discontinued operations	2,785,000		-
Operating loss from discontinued operations	(485,000)

Operating expenses

Compensation and related costs	143,065		184,384
Consulting, professional and directors fees	271,370		12,094,484
Other selling, general and administrative expenses	87,301		137,835

Total operating expenses ( Note 10)	501,736		12,416,703

Operating loss	(986,736)		(12,416,703)

Interest income	211,567		356,615
Interest expense	(1,738,679)		(811,960)

Net loss before minority interest (Note 10)	(2,513,848)		(455,345)

Minority interest of consolidated subsidiary	160,000		(5,148,860)

Net loss	(2,353,848)		(18,020,908)

Other comprehensive income	—		—

Comprehensive loss (Note 10)	$(2,353,848)		$(18,020,908)

Net income (loss) per share, basic (Note 10)	$(.043)		$(346.00)

Weighted average number of shares outstanding, basic (Note 1)	55,352,003		52,036

Net income (loss) per share, diluted (Note 1)	$(.039)	$	(346.00)

Weighted average number of shares outstanding, diluted (Note 1)	58,997,836		52,036

See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION
(f/k/a Vortex Resources Corp.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(RESTATED FOR 1:100 REVERSE SPLIT) AS OF JUNE 30, 2009
(Un-Audited)

								Other
	Preferred Stock		Common Stock			Additional		Comprehensive		Total
	Number of		Number of			Paid-in	Accumulated	Income	Treasury	Stockholders'
	shares	Amount	Shares		Amount	Capital	Deficit	(Loss)	Stock	Equity
Balances, December 31, 2007			46,092		$4,609	$53,281,396	$(38,289,630)	$(2,226)	$(2,117,711)	$12,876,438
Compensation charge on shares, options and warrants issued to consultants			2,540		254	2,018,161				2,018,415
Treasury stock - Open Market			(1030)		(103)				(28,400)	(28,503)
Issuance of preferred shares and subsequent conversion into common shares			500,000		50,000	49,950,000				50,000,000
Issuance of shares - common			25,207		2,521	1,014,993				1,017,514
Conversion of notes payable into common shares			450,000		45,000	2,105,000				2,150,000
Cancellation of treasury shares						(2,121,302)			2,121,302	—
Discount on Note Payable						1,907,220				1,907,220
Surrendered shares			(150,000	) 0)	(15,000)	(14,985,000)				(15,000,000)
Conversion of note to Series B preferred	1,000,000	1,200,000				(132,417)				1,067,583
Net loss for the period							(56,667,417)			(56,667,417)
Balances, December 31, 2008	1,000,000	$1,200,000	872,809		$87,281	$93,038,051	$(94,957,047)	$(2,226)	(24,809)	$(658,750)
Conversion of notes to common shares			16,500,000		16,500	1,390,930				1,407,430
Shares subscribed (Note 7)			50,000,000		1,161					1,161
Shares subscribed (Note 7)			38,461,538		892					892
Net loss for the period							(2,353,848)			(2,353,848)
Balances, June 30, 2009	1,000,000	$1,200,000	105,834,347		$105,834	$94,428,981	$(97,310,895)	$(2,226)	(24,809)	$(1,603,115)

See accompanying notes to consolidated financial statements.

 YASHENG ECO-TRADE CORPORATION
(f/k/a Vortex Resources Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Un-Audited)
	Six Months Ended June 30,
	2009	2008
Operating activities from continuing operations	(76,166)	(687,817)
Net cash used in operating activities	$(76,166)	$(687,817)

Cash flows from investing activities:
Loan advances to ERC	—	(701,085)
Cash proceeds received from Vortex Ocean 1 member	—	525,000
Cash paid to Vortex Ocean 1 member	160,000	—
Cash proceeds received from former DCG	—	10,000
Net cash used in investing activities	$(160,000)	$(166,085)

Cash flows from financing activities:
Proceeds from bank loans	$—	$17,993
Proceeds from related party	—	410,307
Proceeds on Note payable, net	40,000	—
Principal payments on loan payable	—	(200,000)
Payments to acquire treasury stock	—	(3,594)
Proceeds from issuance of stock	75,000	801,025
Net cash provided by financing activities	$115,000	$1,025,731

Net decrease in cash and cash equivalents	(121,166)	171,829
Cash and cash equivalents, beginning of period	123,903	369,576
Cash and cash equivalents, end of period	$2,737	$541,405

Supplemental disclosure:
Cash paid for interest	(1,437)	$(4,725)
Cash received for interest	40,000	$216,271
Summary of non-cash transactions:
Non cash Transaction : Notes payable converted to common stock	$1,369,900	$—
Non cash Transaction: Restricted Shares issued (Note 10)	50,000,000
Non cash Transaction: Restricted Shares issued (Note 10)	38,461,538
Non cash Transaction: Notes from selling subsidiary assets (Note 5)	2,100,000

See accompanying notes to consolidated financial statements.

YASHENG ECO-TRADE CORPORATION
(f/k/a Vortex Resources Corp.)
Notes to Un-Audited Condensed Consolidated Financial Statements

1. Organization and Business

Yasheng Eco-Trade Corporation (f/k/a Vortex Resources Corp, a/k/a Emvelco Corp), is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993. Yasheng Eco-Trade Corporation and its consolidated subsidiaries are collectively referred to herein as “Yash” or “Vortex” or the “Company”.  Effective July 15, 2009, the Company changed its name from Vortex Resources Corp. to Yasheng Eco-Trade Corporation.  In addition, effective July 15, 2009, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from VXRC to YASH.

The Company’s headquarters are located in Beverly Hills, California, and its operational offices located in West Hollywood, California.

Since 1997, the Company’s strategy has been the identification and acquisition of undervalued assets within emerging industries for the purpose of consolidation and development of these businesses and sale if favorable market conditions exist.  The Company’s objective is to find, acquire and develop resources at the lowest cost possible and recycle its cash flows into new projects yielding the highest returns with controlled risk. In 2008, the Company focused on the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders.

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained in January 2009, a reserve report for the Company's interest in Davy Crockett Gas Company, LLC (“DCG”) and Vortex Ocean One, LLC (“Vortex One”) which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely.

As a result of the series of these acquisition transactions, the Company’s ownership structure at June 30, 2009 is as follows (designated for sale – see subsequent events):

100% of DCG – discontinued operations
50% of Vortex Ocean One, LLC - discontinued operations
About 7% of Micrologic, (Via EA Emerging Ventures Corp)

In connection with the Company continuing its focus of the acquisition, exploration, and development of undervalued assets, the Company is now focusing on the active development of a logistic center (the “Asian Pacific Center”).  In connection with these efforts, the Company entered a contingent lease agreement for a “Big-Box” facility in Southern California (see subsequent events).

In connection with these efforts, the Company entered a term sheet with Yasheng Group ("Yasheng"), a group of companies engaged in the agriculture, chemicals and biotechnology businesses in the Peoples Republic of China and the export of such products to the United States, Canada, Australia, Pakistan and various European Union countries.  In connection with the development of the Asian Pacific Center, on January 20, 2009, the Company entered into a Term Sheet (the "Term Sheet") with Yasheng Group. Yasheng purchased 80 acres of property located in Victorville, California (the "Project Site") to be utilized for a logistics center. It is intended that the Asian Pacific Center will be implemented in two phases, first, the logistic centre, and then the development of an eco-trade cooperation zone. As set forth in the Term Sheet, Yasheng has received an option to merge all or part of its assets as well as the Project Site into the Company. As an initial stage, Yasheng will contribute the Project Site to the Company which will be accomplished through either the transferring title to the Project Site directly to the Company or the acquisition of the entity holding the Project Site by the Company. As consideration for the Project Site, the Company will issue Yasheng 130,000,000 shares of common stock (on a post reverse split basis). In addition, the Company will be required to issue Capitol Properties, an advisor, 100,000,000 shares of common stock.

At the second stage, if Yasheng exercises its option within its sole discretion, it may merge additional assets that it owns into the Company in consideration for shares of common stock of the Company. In the event that Yasheng exercises this option, the number of shares to be delivered by the Company will be calculated by dividing the value of the assets by the volume weighted average price for the ten days preceding the closing date. The value of the assets contributed by Yasheng will be based upon the asset value set forth in its audited financial statements.  On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 restricted shares to Yasheng and 38,461,538 restricted shares to Capitol Properties (which holding said shares for the benefit of Yasheng, and not claiming beneficial ownership) in consideration for exploring the business opportunities, based on the pro-ration set in the January Term Sheet. The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated there under. Yasheng (and Capitol Properties for this effect) are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.  The shares certificates issued, including a legend which allow cancellation by the Company itself, in lieu of being issued subject to agreements. In order to finalize any transaction with Yasheng, Capitol Properties has agreed restructure its holdings as necessary.

The above transactions are subject to the drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. As such, there is no guarantee that the Company will be able to successfully close the above transaction..

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced from 92,280,919 to 922,809.  The authorized shares of common stock remain as 400,000,000.  All shares amounts in this filling taking into effect said reverse, unless stated different. The Company issued stock on a post-split basis during the six months ended June 30, 2009, resulting in 105,834,347 shares issued and outstanding.

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

Based on the transactions, which were closed on November 2, 2007, the Company owned 58.3% of Atia Group Limited (AGL) as of December 31, 2007.  This interest was divested as of effective January 1st, 2008 upon completion of the DCG acquisition transaction. Since the company is the primary beneficiary through December 31, 2007, the financial statements of AGL are consolidated into these 2007 financial statements.  However, as of January 1, 2008, the balance sheet and results of operations of AGL are not consolidated into these financial statements.  The Company previously issued interim financial statements dated as of March 31, 2008 and for the three month period ending March 31, 2008.  Those financial statements included the consolidation of the AGL. In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, the Company disclosed the accounting change results in financial statements that are, in effect, the statements of a different reporting entity.  The change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods.

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

Revenues from property sales are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when the Company has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when the Company has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, Vortex’ assessment of the buyer’s credit standing and the Company’s assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor their obligation to it.

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

The Company did not have any marketable securities within continuing operations for the period ended June 30, 2009 (other than Treasury Stock as disclosed).

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

Equipment purchased under capital leases is stated at the lower of fair value and the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of leased equipment using the straight-
line method over the shorter of estimated useful life and the lease term. During the year ended December 31, 2008 and the period ended June 30, 2009, the Company did not enter into any capital leases.

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

As disclosed in note 1, the Company issued 50,000,000 restricted shares to Yasheng and 38,461,538 restricted shares to Capitol Properties (where Capitol Properties holding said shares as agent for Yasheng) in consideration for exploring the business opportunities. Said transaction is subject to the drafting and negotiation of a final definitive agreement, performing due diligence, and as such to both Yasheng shares include legend which allows the Company to cancel said shares if the transaction is not completed. Upon finalization of the transaction, the Company will record goodwill according to SFAS No. 142.

Comparative periods

Due to the financial investment in Gas and Oil activity, which commenced in May 2008 and the development of our logistic center operations, the consolidated statements of operations for the periods ended June 30, 2009 and 2008 are not comparable.  Most of the 2008 operating activities have been divested, see Note 5, and in order not to further confuse the readers, The Company did not combine all the June 2008 operating expenses and present them as one number under discontinued operations, but rather explain the change in the operating activities in (ITEM 2) Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The amount of $2,018,101 as total non-cash stock-based employee compensation expense, included in the consolidated statement of operations for the year ended December 31, 2008, as Consulting, professional and directors fees (no such expenses during the six months ended on June 30, 2009).

 Recently Issued Adopted Accounting Standards

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

 In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This Statement is effective for interim and annual periods ending after June 15, 2009.  This Statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This Statement should not result in significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements.  This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.

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

The Company used the “successful efforts” method to account for its exploration and production activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method. The Company records an asset for exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved natural gas reserves. Significant unproved properties are assessed for impairment individually and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that the Company expects to hold the properties. The valuation allowances are reviewed at least annually. Other exploratory expenditures, including geophysical costs, other dry hole costs and annual lease rentals, are expensed as incurred.

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

Business segment reporting

Though the company had minor holdings of real estate properties which have been sold as of June 30, 2009, the Company manages its operations in one business segment, the Resources, Logistic Development, Development and Mineral business.

3. Notes Payable and Debt Discount

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

The Company recorded an intangible asset related to the discount on the issuance of debt. The estimated value of the conversion feature was approximately $1,907,221.    Per APB21, the discount was calculated using the effective interest method.  The Company considered prevailing rates that borrowers with similar credit ratings and similar risks would have obtained from other sources.  The discount was amortized over the term of the debt and reflected in interest expense in the consolidated statement of operations and comprehensive income.  The rate used for the transaction was 5.83%.

The debt conversion feature or discount can be found in the Consolidated Statements of Shareholder’ Equity.  EITF 00-19 – Intrinsic value of a conversion feature – contingent conversion shows recording of the debt discount as an asset separate from the note and also recorded as a component of shareholders’ equity upon conversion. As reported under Legal proceedings, the Company notified Buyer that Buyer is in breach with regard to the services to be performed in accordance with the $2,000,000 loan agreement.  A complaint was filled by the Company in Los Angeles, California on April 2009.   Up to the date of this filling, the Company failed to serve Buyer in its Florida offices with said Complaint even though many attempts were done. The Company continue its attempts to serve Buyer in Florida as well as overseas Pursuant to FASB 5, the $2,000,000 is recorded as a liability on the balance sheet since the outcome of the legal actions is undeterminable at this time. The Company expensed the all conversion feature of $1,907,221 as interest expense in these financials, and did not accrued interest on the notes, in lieu of the company position that Trafalgar is in default, and complaint was filled. The parties holding negotiations trying to resolve the issues without the needs of court interfering.

Third Parties:

The Balance of $270,000 represents two investors which invested with the Company on its prior DCG business, as passive investors during 2008.The Company and said investors, negotiating in good faith the terms of said investment in lieu of the Company dissolved its interest in DCG assets.

4. Acquisitions

Davy Crockett Gas Company, LLC

Based on series of agreements which was formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange with DCG resulting in the acquisition of DCG by the Company

Vortex Ocean One, LLC

On June 30, 2008, the Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. Per the operating agreement of Vortex One, any cash flow proceeds derived from said transaction will be spilt 80% to Ibgui and 20% to the Company, until Ibgui recover his original investment, and then after the parties will split proceeds based on their equity interest (50/550). The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary DCG (as reported on the Company's Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One.  Mr. Ibgui paid $525,000 as consideration for his 50% ownership in Vortex One and the Company issued 5,250 common shares at an establish $1.00 per share price for its 50% ownership in Vortex One. On October and November 2008, the Company entered into settlement arrangements with Mr. Ibgui, whereby the Company agree to transfer the 5,250 common shares previously owned by Vortex One to Mr. Ibgui in exchange for settlement of all disputes between the two parties, as well as pledge and assigned the DCG 4 term assignments. On March 2009, Vortex One via exercise its pledge entered into a sale agreement with third party with regards to the 4 term assignments. Said sale was given full effect in these financial statements (see Dispositions).

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

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained a current reserve report for the Company's interest in DCG and Vortex One (on January 2009), which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely.

On June 30, 2008, the Company formed Vortex One, a limited liability company, with Tiran Ibgui, an individual ("Ibgui") as reported on the Company's 8-K. Said agreements, in addition, included the assignment of its four leases in Crockett County, Texas to Vortex One. As a condition precedent to Ibgui contributing the required funding, Vortex One pledged all of its assets to Ibgui including the leases. On October 29, 2008, the Company entered into settlement arrangements with Mr. Ibgui, whereby the Company agreed to transfer the 5,250 common shares previously owned by Vortex One to Mr. Ibgui. Further, in February 28, 2009, Ibgui, as the secured lender to Vortex One, directed Vortex One to assign the term assignments with 80% of the proceeds being delivered to Ibgui, as secured lender, and 20% of the proceeds being delivered to the Company - as per the original agreement.  The transaction closed on February 28, 2009 in consideration of a cash payment in the amount of $225,000, a 12 month promissory note in the amount of $600,000 and a 60 month promissory note in the amount of $1,500,000. Mr. Ibgui paid $25,000 fee, and from the net consideration of $200,000 Mr. Ibgui paid the Company its 20% portion of $40,000 on March 3, 2009, per the LLC operating agreement between the parties. No relationship exists between Ibgui, the assignee of the leases and the Company and/or its affiliates, directors, officers or any associate of an officer or director.

In the following tables, the Company providing break-down of the balances associated with discontinued operation, as appear in the financials:

	Six months ended June 30, 2009	Year ended December 31, 2008
Discontinued Operations – Current Assets:
Gas Rights on Real property	$—	$2,600.000
Note Receivable	600,000	—
Total	$600,000	$2,600,000

Discontinued Operations – Non Current Assets:
Note Receivable (in present value)	$1,500,000	$—

Discontinued Operations – Total Assets:	$2,100,000	$2,600,000

Per APB21, discount on the note receivable was calculated using the effective interest method.  The Company considered prevailing rates that borrowers with similar credit ratings and similar risks would have obtained from other sources (8%) or approximately $98,000.  The amount was reduced from the sales price and included in operating loss from discontinued operations.

Minority interest in subsidiary’s net

As per the above discloser, the net Minority interest in subsidiary per the operating agreement instructions, and settlement agreements can be summarized as following:

Original Cash Investment	525,000.00
Proceeds from sale
Gross amount	(225,000.00)
Fee paid by Ibgui	25,000.00
Company Interest 20% Per operating Agreement	40,000.00

Net	365,000.00

6. Commitments and Contingencies

(a) Employment Agreements

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. During the quarter and years 2008 and 2007, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of June 30, 2009, the Company owes Mr., Attia approximately 614 thousand dollars. As disclosed on the Company prior fillings, Mr. Attia is providing the Company with it’s needed working capital needs. On August 14, 2006, the Company amended the agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year. No shares were issued to Mr. Attia to date.

On August 19, 2008, the Company entered into that certain Employment Agreement with Mike Mustafoglu, effective July 1, 2008, pursuant to which Mr. Mustafoglu agreed to serve as the Chairman of the Board of Directors of the Company for a period of five years. Mr. Mustafoglu will receive (i) a salary of $240,000; (ii) a performance bonus of 10% of net income before taxes, which will be allocated by Mr. Mustafoglu and other key executives at the sole discretion of Mr. Mustafoglu; and (iii) a warrant to purchase 10 million shares of common stock of the Company at an exercise price equal to  the lesser of $.50 or 50% of the average market price of the Company’s common stock during the 20 day period prior to exercise on a cashless basis (the “Mustafoglu Warrant”). The Mustafoglu Warrant shall be released from escrow on an equal basis over the employment period of five years. As a result, 20,000 shares of the Mustafoglu Warrant would vest per year.  On December 24, 2008, Mike Mustafoglu resigned as Chairman of the Board of Directors of Vortex the Company to pursue other business interests. The Company is currently evaluating its legal options with respect to Mr. Mustafoglu.

Effective July 16, 2008, the Board of Directors of the Company approved that certain Mergers and Acquisitions Consulting Agreement (the "M&A Agreement") between the Company and TransGlobal Financial LLC, a California limited liability company ("TransGlobal"). Pursuant to the M&A Agreement, TransGlobal agreed to assist the Company in the identification, evaluation, structuring, negotiation and closing of business acquisitions for a term of five years. As compensation for entering into the M&A Agreement, TransGlobal shall receive a 20% carried interest in any transaction introduced by TransGlobal to the Company that is closed by the Company. At TransGlobal's election, such compensation may be paid in restricted shares of common stock of the Company equal to 20% of the transaction value. Mike Mustafoglu, who is the Chairman of Transglobal Financial, was elected on July 28, 2008 at a special shareholder meeting as the Company’s Chairman of the Board of Directors.  Further to Mr. Mustafoglu resignation, that certain Mergers and Acquisitions Consulting Agreement between the Company and TransGlobal Financial LLC, a California limited liability company was terminated. Mr. Mustafoglu is the Chairman of TransGlobal.

On April, Mr. Darren C Dunckel resigned from the Company board of directors; in order to persue other opportunities. Since then Mr. Dunckel consult the Company on a project by project basis. The Company did not enter into agreement in writing with Mr. Dunckel, and his expenses are reimbursed by the Company, as well as compensation for his time, based on good faith discussion, per project.

(b) AGL Transaction:

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 AGL become subsidiary of the Company.  During 2008 via a fee agreement with third party, the Company divested all its interest in AGL, effective January 1, 2008, and the company financials reflect such disposal. During the first quarter of 2009, third party (Upswing Ltd) filled a complaint in Israel against AGL, Mr. Yossi Attia and Mr. Shalom Atia with regards to certain stock certificates of which the Company was the beneficiary owner at the relevant times. To date the company was not named as a party to said litigation. Mr. Attia notify the Company that he hold it responsible to all the damages he may suffer, as the underline assets which the litigation in Israel is concerning, was an assets of the Company which was purchased by him from third party that acquired said assets from the Company. As such, the Company examines its potential legal actions.

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

On April 29, 2008, the Company entered into Amendment No. 1 ("Amendment No. 1") to that certain Share Exchange Agreement between the Company and Trafalgar Capital Specialized Investment Fund, ("Trafalgar"). Amendment No. 1 states that due to the fact that the Israeli Securities Authority ("ISA") delayed the issuance of the Implementation Shares issuable from the Atia Group to Trafalgar, that the Share Exchange Agreement shall not apply to 69,375,000 of the Implementation Shares issuable under the CEF. All other terms of the Share Exchange Agreement remain in full force and effect. As the Company is in dispute with Trafalgar (see Legal Proceedings), the Company believe it has no exposure under said Amendment No. 1.

(c) Lease Agreements

Future minimum payments of obligations under operating lease at June 30, 2009 are as follows:

The Company head office is located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis, paying $219 per month. The Company’s operation office is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month.

Future minimum payments of obligations under operating lease at June 30, 2009 are as follows:

2009	2010	2011	2012	2013	Thereafter
$15,000	$30,000	$30,000	$—	$—	$—

The Company commenced negotiations about its lease terms in the West Hollywood operation offices, seeking to reduce the monthly lease payments.

(d) Legal Proceedings

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

2007 Litigation - On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against Yalon Hecht, a foreign attorney alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. On April 2007, Mr. Hecht returned $92,694 (70,000 Euros on the date of transfer) to the Company which netted $72,694.  On June 2007, the Company filed a claim seeking a   default judgment against Yalon Hecht. On October 25, 2007, the Company obtained a default judgment against Yalon Hecht for the sum of $249,340.65. As of June 18, 2009, the Company has not commenced procedures to collect on the default judgment.

Verge Bankruptcy - On January 23, 2009, Verge Living Corporation (the “Debtor”), a former wholly owned subsidiary of Atia Group Limited (“AGL), a former subsidiary of the Company, filed a voluntary petition (the “Chapter 11 Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”).  The Chapter 11 Petitions are being administered under the caption In re: verge Living Corporation, et al., Chapter 11 Case No. ND 09-10177 (the “Chapter 11 Proceedings”).  The Bankruptcy Court assumed jurisdiction over the assets of the Debtors as of the date of the filing of the Chapter 11 Petitions.  The Debtors will continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On April 28, 2009, Chapter 11 Proceedings changed venue to the United States Bankruptcy Court for the District of Nevada, Chapter 11 Case No BK-S-09-16295-BAM. As Debtor as well as its parent AGL were subsidiaries of the Company at time when material agreements where executed between the parties, the Company may become part of the proceeding.

Rusk Litigation - In August 2008, Dennis E. Rusk Architect LLC and Dennis E. Rusk, (“Rusk”) were terminated by a former affiliate of the Company. Rusk filed a lawsuit against the Debtor, the Company and multiple other parties in Clark County, Nevada, Case No. A-564309, whereby Rusk monetary damages for breach of contract. The Company has taken the position that the Company will have no liability in this matter as it never entered an agreement with Rusk. The court handling the Verge bankruptcy entered an automatic stay for this matter.

Trafalgar Capital Litigation - The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established financial relationship which should create source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in this filling). The Company position is that the DCG transactions (among others) would not have been closed by the Company, unless Trafalgar will provide the needed financing needed for the drilling program. On December 4, 2008 in lieu of the world economy crisis, the company addressed Trafalgar formally to summarize amendment to exiting business practice and modification of terms for existing As well as future financing. On January 16, 2009 based on Trafalgar default, the Company sent to Trafalgar notice of default together with off-set existing alleged notes due to Trafalgar to mitigate the Company losses. Representative of the parties having negotiations, trying to resolve said adversaries between the parties, with the Company position that in any event the alleged notes to Trafalgar should be null and void by the Company. On April 14, 2009, the Company filed a complaint in Superior Court of California, County of Los Angeles, Case No. BC 411768_against Trafalgar Capital Specialized Investment Fund, Luxembourg and its affiliates (which was served on June 5, 2009 via registered mail), alleging breach of contract and fraud and alleged damages in the amount of $30,000,000.  While the Company believes its has meritorious claims, it is not possible at this time to reasonably assess the outcome of the case or its impact on the Company. The Company was advised by one of Trafalgar managers that a complaint was filled by Trafalgar against the Company, and he (said manager) believe that a default judgment was obtained. The Company was never served with any complaint by Trafalgar, and is not aware of said alleged judgment, or said alleged complaint, yet includes said information as was brought to it by Trafalgar manger.

Navigator - The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. As of June 30, 2008 (effective March 31, 2008), the Company was in default of the Registration Rights Agreement and therefore made a provision for compensation for $150,000 to represent agreed final compensation (the "Penalty"). The holder of the Penalty subsequently assigned the Penalty to three unaffiliated parties (the "Penalty Holders"). On December 26, 2008, the Company closed agreements with the Penalty Holders pursuant to which the Penalty Holders agreed to cancel any rights to the Penalty in consideration of the issuance 66,667 shares of common stock to each of the Penalty Holders. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Vortex One - The Company via Vortex One commended its DCG’s drilling program, where Vortex One via its member Mr. Ibgui, was the first cash investor. Since said cash investment was done in July 2008, the Company defaulted on terms, period and presentations (based on third parties presentations). Based on series of defaults of third parties, Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one time 60 days extension, and put them on notice for being default on said notes. On July 7, 2009 the Buyer via it’s operator issued the first payment to Ibgui of $3,357.37 represents production of gas from 2 connected wells for several days of productions. Per the Company agreement with Ibgui the sum of about $671 should be granted to the Company. The Company and Ibgui learning the operator report, and in lieu of the non material amount, no provision was made to income of $671 until the Company finish its investigation of the subject.

On July 1, 2008, DCG entered into a Drilling Contract (Model Turnkey Contract) ("Drilling Contract") with Ozona Natural Gas Company LLC ("Ozona"). Pursuant to the Drilling Contract, Ozona has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells scheduled for as later phase, by Ozona and Mr. Mustafoglu, as well as the wells locations. Based on Mr. Mustafoglu negligence and executed un-authorized agreements with third parties, the Company may have hold Ozona and others responsible for damages to the Company with regards to surface rights, wells locations and further charges of Ozona which are not acceptable to the Company.

On August 19, 2008, the Company entered into that certain Employment Agreement with Mike Mustafoglu, effective July 1, 2008, pursuant to which Mr. Mustafoglu agreed to serve as the Chairman of the Board of Directors of the Company for a period of five years. On December 24, 2008, Mike Mustafoglu resigned as Chairman of the Board of Directors of the Company to pursue other business interests. Further, that certain Mergers and Acquisitions Consulting Agreement between the Company and TranGlobal Financial LLC, a California limited liability company (Mr. Mustafoglu is the Chairman of Tran Global) was terminated.    The Company is currently evaluating its legal options with respect to Mr. Mustafoglu.

 (e) Voluntarily delisting from The NASDAQ Stock Market

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

 (f) Vortex Ocean One, LLC

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

(g) Trafalgar Convertible Note:

In connection with said note and as collateral for performance by the Company under the terms of said note, the Company issued to Trafalgar 45,000 common shares to be placed as security for said note. Said shares considered to be escrow shares, and as such are not included in the Company outstanding common shares.

(h) Investment (and loans) in Affiliates, at equity

On June 14, 2006, the Company issued a $10 million line of credit to Emvelco RE Corp (“ERC”). Outstanding balances bore interest at an annual rate of 12% and the line of credit had a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of the Company approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development.  On November 2, 2007, the Company exercised the Verge option to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, thereby reducing the amount outstanding by $10 million.  Additionally, the Verge option required that the Company pays The International Holdings Group (TIHG), the then parent of ERC, and another $5 million when construction began on the Verge Project.  As of December 31, 2008, the Company has accrued and recorded that payment as a reduction to this loan receivable balance.  As of December 31, 2008, the outstanding loan receivable balances by ERC and Verge were charged to bad debt expense on the statement of operations, due to the Company change of strategy, turmoil in the real estate industry including the sub-prime crisis and world financial crisis, which among other factor lead Verge to file for Bankruptcy protection.

(i) Issuance of Preferred Stock:

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

On March 2009 TAS notify the Company it intends to convert said Preferred Stock into common stock (see subsequent events)

(j) Status as Vendor with the Federal Government:

The Company updated its vendor status with the Central Contractor Registration which is the primary registrant database for the US Federal government that collects, validates, stores, and disseminates data in support of agency acquisition missions, including Federal agency contract and assistance awards.

(k) Potential exposure due to AGL and Trafalgar Transaction:

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

(l)  International Treasure Finders Incorporated

On January 13, 2009, the Company entered into a Non Binding Term Sheet (the "Term Sheet") to enter into a definitive asset purchase agreement with Grand Pacaraima Gold Corp. ("Grand"), which owns 80% of the issued and outstanding securities of International Treasure Finders Incorporated to acquire certain oil and gas rights on approximately 481 acres located in Woodward County, Oklahoma  (the "Woodward County Rights"). In consideration for the Woodward County Rights, the Company will pay Grand an amount equal to 50% of the current reserves. The consideration shall be paid half in shares of common stock of the Company and half in the form of a note. The number of shares to be delivered by the Company will be calculated based upon the volume weighted average price ("VWAP") for the ten days preceding the closing date. The note will mature on December 31, 2009 and carry interest of 9% per annum payable monthly. In addition, the note will be convertible into shares of common stock of the Company at a 10% discount to the VWAP for the ten days preceding conversion. At the Company election, the Company may enter into this transaction utilizing a subsidiary to be traded on the Swiss Stock Exchange. On February 3, 2009, the Company announced it has expanded negotiations to purchase all of the outstanding shares of International Treasure Finders Incorporated. The above transaction is subject to the receipt of a reserve report, drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. As such, there is no guarantee that the Company will be able to successfully close the above transaction. Dr. Gregory Rubin, a director of the Company, is an affiliate of ITFI and, as a result, voided himself from any discussions regarding this matter.

(m) Reverse Split

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock will be reduced from 92,280,919 to 922,809.  The authorized shares of common stock will remain as 400,000,000. The shareholders holding a majority of the issued and outstanding shares of common stock and the board of directors approved the reverse split on November 24, 2008.  In addition, a new CUSIP was issued for the Company's common stock which is 92905M 203.  The symbol of the Company was changed from VTEX into VXRC.  The Company issued stock on a post-split basis during the six months ended June 30, 2009, resulting in 105,834,347 shares issued and outstanding.

(n) Name Changed

Effective July 15, 2009, the Company changed its name from Vortex Resources Corp. to Yasheng Eco-Trade Corporation.  In addition, effective July 15, 2009, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from VXRC to YASH. In addition to the name changed, a new CUSIP number was issued for the Company’s common stock which is 985085109.

(o) Further business opportunities and/or alliance with other major groups complimenting and/or synergetic to the Company/Yasheng LOI as disclosed before:

As disclosed before, on March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. In connection to this amendment the Company entered agreements or arrangement or negotiations as followings:

(i) On May 5, 2009 the Company commenced process to change its name, a process which was finalized on July 15, 2009.

(ii) On May 2009 the Company developed a strategy with UFX Bank, through an arrangement with third party, to provide export currency hedging for Yasheng.

(iii) On June 2009 the Company engaged Legend Transportation Group (“Legend”) to consult on the development of its Logistic Center. Legend has been hired to provide expertise in transportation management systems. Common carrier service, full truck load brokerage, expedites services, pool distribution and small carrier evaluation.

(iv) On June 2009 the Company engaged team of brokers of Colliers International as exclusive agents to evaluate the real estate market in Southern California and negotiate to purchase or lease existing logistic center (See subsequent events in regard to lease agreement that was executed).

(v) On June 2009 the Company signed an agreement creating the Yasheng Group Russia, as part of a joint venture with Create Agrogroup Zao (“Create”), which will be developing an Eco-Trade Distribution and logistic center in Russia similar to the one the Company is currently developing on Southern California. The first stage of the development is a Stock Breading Complex in the Russian Federation. Create presented the Company with certain 220 acres of land, and recently got approval from the local authorities to begin the development. It is expected to be built out in three stages over five years an an estimate budget provided by Create of $186 millions.

The closing of the any of the above described business opportunities by the Company will require the completion of definitive documentations and completion of due diligence by the Company.  Final closings are subject to approval of the final definitive agreements by the Boards of Directors of the Company.  There is no guarantee that the parties will reach final agreements or that the transactions will close on the terms set forth above

In connection with further opportunities and/or alliance with other major groups complimenting and/or synergetic to the Company, See subsequent events.

7. Stockholders’ Equity

Common Stock:

On February 14, 2008, the Company raised Three Hundred Thousand Dollars ($300,000) in connection with a private offeringto various accredited investors. The offering is for Company common stock which was issued as "restricted securities" at $1.00 per share. The money raised was used for working capital and business operations of the Company. The private offering was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement.

On March 30, 2008, the Company raised $200,000 from a private offering. The private placement was for Company common stock which shall be "restricted securities", which was sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years (for 200,000 shares of Company common stock), and additional 200,000 warrants to be exercised at $2.00 for four years (for 200,000 shares of Company common stock). The money raised from the sale of the Company’s securities was used for working capital and business operations of the Company. The sale of the securities was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for the sale of securities. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia did not participate in the board meeting which approved this transaction.

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

In July 2008, the Company issued 160  shares of its common stock, $0.001 par value per share, to Robin Ann Gorelick, the Company Secretary, in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

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

On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol Properties (which acting as agent for Yasheng, and has no beneficial ownership to said shares) in consideration for exploring the business opportunities, based on the pro-ration set in the January Term Sheet. The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated there under. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.   The shares certificates issued, including a legend which allow cancellation by the Company itself, in lieu of being issued subject to agreements. In order to finalize any transaction with Yasheng, Capitol Properties has agreed restructure its holdings as necessary.

As the Yasheng transaction is subject to finalization, and its shares including legend which at certain terms allow cancellation by the Company, until said transaction will be finalized, the Company recorded said issuing as following:

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

Earnings (Loss) Per Share
Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share as of the six months ended June 30:

	2008	2007
Net Loss from continuing operations	(2,353,848)	(18,020,908)
Weighted average shares outstanding, basic	55,352,003	52,036,000
Convertible preferred stock –if converted (diluted) - 6.25 to 1 (see preferred stock below)	3,645,833	—
Weighted average shares for purpose of computing diluted loss per share	58,997,836	52,036,000

Weighted average number of shares outstanding, basic (1:100 reverse split)	55,352,003	52,036
Weighted average number of shares outstanding, diluted (1:100 reverse split)	58,997,836	52.036

Net Loss per share, basic	(.043)	(346.00)
Net Loss per share, diluted	(.039)	(346.00)

Preferred Stock:

Series A - As disclosed in Form 8-Ks filed on May 7, 2008 and May 9, 2008, on May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with DCG and the members of DCG Members. Pursuant to the DCG Agreement, the Company acquired and, the DCG Members sold, 100% of the outstanding securities in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air; California is a newly formed designated LLC which holds certain development rights for gas drilling in Crockett County, Texas.  In consideration for 100% of the outstanding securities in DCG, the Company issued the DCG Members promissory notes in the aggregate amount of $25,000,000 payable together with interest in May 2010 (the "DCG Notes"). On August 1, 2008, all holders of the Company’s preferred stock Series A, notified the Company of their intention to convert said 100,000 preferred stock into 500,000 common shares of the Company. The conversion of preferred shares to common shares marks the completion of the acquisition of DCG. The Company accepted such notice and instructed the Company’s transfer agent on August 15, 2008 to issue said common shares to the former members of DCG, as reported and detailed on the Company’s 14A filings.

Series B - On December 5, 2008 the Company entered into and closed end Agreement with T.A.S. Holdings Limited ("TAS") (the "TAS Agreement") pursuant to which TAS agreed to cancel the debt payable by the Company to TAS in the amount of approximately $1,065,000 and its 150,000 shares of common stock it presently holds in consideration of the Company issuing TAS 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the "Series B Stock"). The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009. The preferred shares were converted to common stock subsequent to period end and dilution is included in EPS calculation above (see subsequent events).

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

(b) Other Options

As of June 30, 2009, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the period ended June 30, 2009 and the year ended December 31, 2008.

The following table summarizes information about shares subject to outstanding options as of June 30, 2009, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

None of the warrants were exercised to the date of this filling.

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

The balance of securities that can be issued under the 2008 Plan is 4,646,000 shares of Common Stock. Per issuing that took place post June 30, 2009 (See subsequent events), the 2008 Plan was closed, and no more securities can be issued under this plan.

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

As of June 30, 2009 the Company had 1,000 treasury shares in its possession scheduled to be cancelled.

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

	Three Months Ended March 31, 2008
	Previously issued interim Q1 financial statements (Un- Audited)	Effect of change of reporting entity (Un-Audited)		Revised Balances (Audited)
Revenues	$—		$—	$—
Cost of revenues	—		—	—
Total operating expenses	3,003,060		7,307,247	10,310,307
Operating loss	(3,003,060)		(7,307,247)	(10,310,307)
Net (loss) before minority interest	(2,911,208)		(7,363,366)	(10,274,573)
Less minority interest in loss of consolidated subsidiary	69,419		(69,419)	—
Net (loss)	(2,841,789)		(7,432,785)	(10,274,573)
Other comprehensive income (loss)	427,022		(427,022)	—
Comprehensive (loss)	$(2,414,767)		$(7,859,807)	$(10,274,573)
Net (loss) per share, basic and diluted	$(0.59	$		$(2.14)
Weighted average number of shares outstanding, basic and diluted	4,797,055			4,797,055

11. Subsequent events

Effective July 15, 2009, the Company changed its name from Vortex Resources Corp. to Yasheng Eco-Trade Corporation.  In addition, effective July 15, 2009, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from VXRC to YASH.

On July 15, 2009 TAS which owned Series B preferred shares, converted the Series B Preferred Shares to 7,500,000 common stock 0.001 par value per share.

On July 23, 2009, the Company issued 46,460 shares of its common stock 0.001 par value per share, to Stephen M. Fleming, the Company’s securities counsel pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration. The 2008 Employee Stock Incentive Plan has been closed and there are no further shares available for issuing under said plan.

On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. In connection to this amendment, the Company entered agreements or arrangement or negotiations post June 30, 2009 as followings:

(i) On July 2009 the Company signed a financial advisor engagement letter with Cukierman & Co. Investment House Ltd – a foreign Investment banking firm (“CIH”) to obtain bank financing for the Yasheng Russia Breading Complex as was signed inJune with Create (See note Commitments and contingencies). CIH has retained Dr. Sam Frankel to assist in obtaining funds from semi-governmental funding sources. Per the agreement the Company will pay CIH a monthly retainer fee of $3,750. A millstone payment of $25,000 will be paid to CIH provided that CIH will present a banking institution which in principal will secure minimum $25 million financing to the Create joint venture.

(ii) On July 2009 the Company signed an agreement with Better Online Solutions (“BOSC”) for consulting services for the Company logistic center, as well as for the Crerate joint venture. Said agreement was signed for the purpose of establishing supply chain solutions and RFID protocols. In return the Company will provide BOSC with first right of refusal matching bid contract for supply said services.

(iii) On July 2009 the Company has entered negotiations with Management Consulting Company (“MCC”) to explore further expansion and acquisitions for Yasheng Russia (See Create Joint Venture). MCC is a division of IFD Kapital Group in Russia.

(iv) On January 20, 2009, the Company entered into a non-binding Term Sheet (the "Term Sheet") with Yasheng in connection with the development of a logistics centre. Pursuant to the Term Sheet, the Company granted Yasheng an irrevocable option to merge all or part of its assets into the Company (the "Yasheng Option"). If Yasheng exercises the Yasheng Option, as consideration for the transaction to be completed between the parties, the Company will issue Yasheng such number of shares of the Company's common stock calculated by dividing the value of the assets which will be included in the transaction with the Company by the volume weighted average price of the Company's common stock as quoted on a national securities exchange or the Over-the-Counter Bulletin Board for the ten days preceding the closing date of such transaction. The value of the assets contributed by Yasheng will be based upon the asset value set forth in Yasheng's audited financial statements provided to the Company prior to the closing of any such transaction. On June 18, 2009, as a result of Yasheng's efforts, Zhangye Golden Dragon Industrial Co., Ltd., a company which is not affiliated with Yasheng ("Golden Dragon"), delivered a notice whereby it has advised that it wishes to exercise the Yasheng Option by merging into the Company in consideration of shares of preferred stock with a stated value in the amount of $220,000,000 that may be converted at a $1.10 per share, a premium to the Company's current market price, into 200,000,000 shares of common stock of the Company. The shareholders of Golden Dragon (the "Shareholders") are all foreign citizens. As a result, the issuance, if consummated will be in accordance with Regulation S as adopted under the Securities Act of 1933, as amended. Further, the Shareholders are entitled to assign such shares as each deems appropriate. In addition, the Company is required to raise $20,000,000 to be used by Golden Dragon for working capital purposes. Golden Dragon is a Chinese corporation with primary operation in Gansau province of China. The Company designs, develops, manufactures and markets farming and sideline products including fruits, barley, hops and agricultural materials.

(v) On August 7, 2009, the Company  has entered into a Memorandum of Terms  in which it will provide an equity line in the amount up to $1,000,000 to Golden Water Agriculture, a  corporation to be formed in Israel (“Golden Water”).  Upon funding the equity line, the Company will receive shares of Series A Preferred Stock (the “Golden Water Preferred”) convertible into 30% of Golden Water, which assumes that the full $1,000,000 is funded.   The Company will be entitled to convert the Golden Water Preferred into the most senior class of shares of Golden Water at a 15% discount to any recent round of financing.  The Company shall be required to convert the Golden Water Preferred in the event of an initial public offering based on a valuation three times the valuation of the investment.  To date, no consideration has been exchanged between the Company and Golden Water. Golden Water has developed a process by which gaseous oxygen can be introduced into water at the molecular level and retained at a high concentration for a long period of time, as well as the ability to add gaseous elements including nitrogen, carbon dioxide and more. The parties that are forming Golden Water have filed for patents in the United States and Israel.

(vi) On January 20, 2009, the Company entered into a Letter of Intent (the "Letter of Intent") with Yasheng in connection with the development of a logistics centre. In addition, pursuant to the Letter of Intent, the Company granted Yasheng an irrevocable option to merge all or part of its assets into the Company (the "Yasheng Option"). In lieu of merging its assets into the Company, the Company and Yasheng entered into an additional Letter of Intent on June 12, 2009 whereby Yasheng agreed to use its best efforts to have the majority stockholders of Yasheng (the "Group Stockholders") enter and close an agreement with the Company whereby the Company would acquire approximately 55% of the issued and outstanding securities of Yasheng from the Group Stockholders in consideration of 300,000,000 shares of common stock of the Company. The June 12, 2009 letter of intent was approved by the Company's Board of Directors on August 12, 2009. The Company and Yasheng initially contemplated a closing date of July 15, 2009. As the execution of a definitive agreement and the closing did not occur by July 15, 2009, all parties are working to close such transaction upon satisfaction of all closing conditions.

(vii) Logistics Center - On August 12, 2009, the Company entered into a 45 day exclusivity period to finalize an "Option to Buy" on a lease agreement for a "big box" facility located in Southern, California (the "Facility"). The Facility consists of approximately 1,000,010 square feet industrial building located in Victorville, California and the lease is expected to commence November 1, 2009 and continue for a period of seven years, with two five-year extension periods The Company will advanced a $25,000 non-refundable deposit representing 10% of the required security deposit for the entire lease. The non-refundable deposit will allow the Company to exclusively negotiate the option to buy the Facility as all other terms of the lease have been agreed upon in principal. The Company is also pursuing certain tax and economic incentives associated with the establishment and development of the Yasheng Asia Pacific Cooperative Zone – its core business. These incentives include LAMBRA Enterprise Zone Sales and Use Tax Credit (7% of qualified capital equipment expenses), LAMBRA Enterprise Zone Hiring Credit (50% of qualified employees wages reducing 10% each year for 5 years), County of San Bernardino Economic Development Agency assistance in employee recruitment screening and qualification and filing for LAMBRA benefits (estimated value $8,000 per qualified employee).

The entering of the lease by the Company is subject to the negotiation of the the option to purchase the facility, drafting of a standard lease agreement, if any, and obtaining board approval of the Company. As such, there is no guarantee that the Company will be able to successfully execute acquire such lease. Assuming that the option to purchase is finalized, the economic terms of the lease agreement of the Facility (as all other terms of the lease have been agreed upon in principal) will be as follows:

Year	Rent	Security	R/E tax (est)	Mic (est)	Total
Begin	-	252,500.00	-	100,000.00	352,500.00
1	575,700.00	-	360,000.00	56,964.00	992,664.00
2	2,302,800.00	-	360,000.00	56,964.00	2,719,764.00
3	2,545,200.00	-	360,000.00	56,964.00	2,962,164.00
4	2,545,200.00	-	360,000.00	56,964.00	2,962,164.00
5	2,787,600.00	-	360,000.00	56,964.00	3,204,564.00
6	3,030,000.00	-	360,000.00	56,964.00	3,446,964.00
7	3,030,000.00	-	360,000.00	56,964.00	3,446,964.00
					-
Total	16,816,500.00	252,500.00	2,520,000.00	498,748.00	20,087,748.00

The closing of any of the above (i) to (vii) business opportunities by the Company will require the completion of definitive documentations and completion of due diligence by the Company.  Final closing is subject to approval of the final definitive agreements by the Boards of Directors of the Company.  There is no guarantee that the parties will reach final agreements or that the transactions will close on the terms set forth above.

On August 4, 2009, the Company filed a Form 8-K Current Report with the Securities and Exchange Commission advising that Eric Qian Wang (“Wang”) was appointed as a director of the Company on August 3, 2009. Mr. Yang was nominated as a director at the suggestion of Yasheng which approved the filing of the initial Form 8-K. On August 5, 2009, Mr. Wang contacted the Company advising that he has not consented to such appointment. Accordingly, Mr. Wang has been nominated as a director of the Company but has not accepted such nomination and is not considered a director of the Company. Mr. Wang's nomination was subsequently withdrawn. Furthermore, although no longer relevant, Mr. Wang's work history as disclosed on the initial Form 8K was derived from a resume provided by Mr. Wang. Subsequent to the filing of the Form 8-K, Mr. Wang advised that the disclosure regarding his work history was inaccurate. As a result, the disclosure relating to Mr. Wang's work history should be completely disregarded. The Company believe that at the time that these willful, malicious, false and fraudulent representations were made by Wang to the company, Wang knew that the representations were false and that he never intended to be appointed to the board. The company informed and believe the delivery of the resumes, and the later demand for a retraction of the resumes, were part of a scheme (with others) to injure the business reputation of the company to otherwise damages its credibility such that the Company would have a lesser bargaining position in the finalization of the documents relating to the Yasheng transaction. As such the Company is preparing a complaint against Wang.

On August 17, 2009, an accredited investor purchased 350,877 restricted shares of common stock (the "Shares") at $0.57 per share for an aggregate purchase price of $200,000, which was paid in cash, from the Company. The funds raised will be utilized by the Company for working capital purposes. In addition, the investor may also invest up to an additional $200,000 ("Additional Investment") of shares of common stock of the Company. The per share purchase price on the Additional Investment will be the average closing price for the five trading days prior to close. The Shares were offered and sold to the accredited investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. The investor is accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2008 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

History of Business and Operating Assets

Yasheng Eco-Trade Corporation (f/k/a Vortex Resources Corp) (“we”, “us”, “Yash” “Vortex” or the “Company”), is a Delaware corporation and was organized on November 9, 1992. We were a development stage company through December 1993.” On January 8, 2007, the Company changed its name from “Euroweb International Corp.” to “Emvelco Corp.”.  On August 19, 2008, the Company changed its name from “Emvelco Corp.” to “Vortex Resources Corp”. On July 15, 2009 the Company changed its name from “Vortex Resources Corp” to its current name.

The Company’s holdings in its subsidiaries at June 30, 2009 were as follows:

100% of DCG – discontinued operations
50% of Vortex Ocean One, LLC
Approximately 7% of Micrologic, (held by EA Emerging Ventures Corp, a 100% owned subsidiary of the Company)

The above subsidiaries are presently dormant and the Company is presently conducting its business, the development of the logistics center.

Going Concern

The consolidated financial statements included in the Company’s Annual Report on Form 10-K included an opinion from Robinson, Hill & Co., the Company’s independent auditors that the financial statements were prepared assuming the Company will continue as a going concern.    The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

General Business Strategy

Our business plan since 1993 has been identifying, developing and operating companies within emerging industries for the purpose of consolidation and sale if favorable market conditions exist. Although the Company primarily focuses on the operation and development of its core businesses, the Company pursues consolidations and sale opportunities in a variety of different industries, as such opportunities may present themselves, in order to develop its core businesses as well as outside of its core business.  The Company may invest in other unidentified industries that the Company deems profitable. If the opportunity presents itself, the Company will consider implementing its consolidation strategy with its subsidiaries and any other business that it enters into a transaction.  In January 2009, the Company commenced the development of a logistics center.

Yasheng Group Logistics Center

On January 20, 2009, the Company entered into a non-binding Term Sheet (the “Term Sheet”) with Yasheng Group, Inc., a California corporation (“Yasheng”).  Yasheng is an agriculture conglomerate which has subsidiaries located in the Peoples Republic of China who are engaged in the production and distribution of agricultural, chemical and biotechnological products to the United States, Canada, Australia, Pakistan and various European Union countries as well as in China.  Pursuant to the Term Sheet, Yasheng agreed to transfer 100% ownership of 80 acres of property located in Victorville, California for use as a logistics center and eco-trade cooperation zone (the “Project”).  Vortex has also agreed that it will change its name from “Vortex Resources Corp.” to “Yasheng Eco-Trade Corporation”.  As consideration for contributing the property, the Company agreed to issue Yasheng 130,000,000 shares of the Company’s common stock and Capital Properties (“Capitol”), an advisor on the transaction, 100,000,000 shares of the Company’s common stock.  On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center, and/or alliance with other major groups complimenting and/or synergetic to the development of a logistics center.  Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol (where Capitol does not have beneficial ownership claims and holds said shares for the benefit of Yasheng) in consideration for exploring the business opportunities and their efforts associated with the development of the logistics center.  The issuance of the shares of common stock to Yasheng and Capital Properties resulted in substantial dilution to the interests of other stockholders of the Company. but did not represent a change of control in the Company in light of the number of shares of common stock and Super Voting Series B Preferred Stock that was outstanding on the date of issuance.   The Company and Yasheng have also evaluated several properties throughout California with the goal of leasing the property to be used for the logistics center.  Management believes that leasing the property with an option to buy will have significant cost savings in comparison to acquiring such property.    In June 2009, the Company has narrowed in search down to a few potential properties.

Our mission will be to develop an Asian Pacific Cooperation Zone in Southern California to enhance and enable increased trade between the United States and China. Our facility will provide a “Gateway to China” through a centralized location for the marketing, sales, customer service, product completion for “Made in the USA” products and distribution of goods imported from China. It will also promote Joint Ventures and exporting opportunities for US companies.

The importing or sourcing materials from China has been the solution for creating significant margins for goods sold in the United States.  While many large multi-national companies have been able to navigate and capitalize on the opportunities the Chinese industrial complex has created, most US companies simply do not have the resources to manage the complexities of working with companies in China.  Some of the complexities for US companies importing from China include selecting the right manufacturer or vendor for your company, addressing transportation, tax and customs issues and quality control and delivery issues..

Due to the complexities and uncertainties US companies have found trying to import goods and services from China, our goal is to establish a centralized US based trade center. The goal is to create a “Gateway to China” with warehouse and office space. The warehouse will be centrally located in Southern California with easy access to the ports of Long Beach and Los Angeles, and railways. The warehouse will have the ability to handle both 20 and 40 foot containers including wet, dry and cold storage. The office space will be designed to provide US headquarters for the Chinese companies involved. One of the keys to success for the Asian Pacific Cooperation Zone is the ability to leverage a common infrastructure of technology, administration and transportation to sell goods and services in the United States. We anticipate the Cooperative zone will be utilized for distribution, sales, marketing, warehousing, administration, customer service, showroom display, pick and pack services as well as other value added services that prepares products for delivery to customers.

The goal is for the Asian Pacific Cooperation Zone to initially house about 50 companies. We expect to initially to retain these companies through our relationship with Yasheng Group which will include their subsidiaries as well as other companies from the Gansu region of Northwest China.

The business model is to facilitate the importing and exporting of goods and services. The primary regions for import/export are Gansu China and the western United States. Imports and Exports will be promoted and managed through the Asian Pacific Cooperation Zone. Revenue will be generated through a number of offerings including the lease of office space, storage space, distribution services, and administration services along with other value added services.

On August 12, 2009, the Company entered into a 45 day exclusivity period to finalize an "Option to Buy" on a lease agreement for a "big box" facility located in Southern, California (the "Facility"). The Facility consists of approximately 1,000,010 square feet industrial building located in Victorville, California and the lease is expected to commence November 1, 2009 and continue for a period of seven years, with two five-year extension periods The Company will advanced a $25,000 non-refundable deposit representing 10% of the required security deposit for the entire lease. The non-refundable deposit will allow the Company to exclusively negotiate the option to buy the Facility as all other terms of the lease have been agreed upon in principal. The entering of the lease by the Company is subject to the negotiation of the the option to purchase the facility, drafting of a standard lease agreement, if any, and obtaining board approval of the Company. As such, there is no guarantee that the Company will be able to successfully execute acquire such lease. Assuming that the option to purchase is finalized, the economic terms of the lease agreement of the Facility (as all other terms of the lease have been agreed upon in principal) will be as follows:

Year	Rent	Security	R/E tax (est)	Mic (est)	Total
Begin	-	252,500.00	-	100,000.00	352,500.00
1	575,700.00	-	360,000.00	56,964.00	992,664.00
2	2,302,800.00	-	360,000.00	56,964.00	2,719,764.00
3	2,545,200.00	-	360,000.00	56,964.00	2,962,164.00
4	2,545,200.00	-	360,000.00	56,964.00	2,962,164.00
5	2,787,600.00	-	360,000.00	56,964.00	3,204,564.00
6	3,030,000.00	-	360,000.00	56,964.00	3,446,964.00
7	3,030,000.00	-	360,000.00	56,964.00	3,446,964.00
					-
Total	16,816,500.00	252,500.00	2,520,000.00	498,748.00	20,087,748.00

Our successful development of the logistics center includes many risks including raising adequate funds to pay for the lease of the facility and development of the facility of which there is no guarantee that such funds will be available, the general state of the economy in both the United States and China and concerns over whether the recession will continue or even possibly deepen.  Further, if we fail to enter into a definitive agreement with Yasheng Group, we will lose a significant source of our potential clients for the logistics center.  As such, we would be required to develop additional sources of clients and develop a significant sales force to achieve such result.

Yasheng Group Option

Pursuant to the Term Sheet, the Company granted Yasheng an irrevocable option to merge all or part of its assets into the Company (the “Yasheng Option”). If Yasheng exercises the Yasheng Option, as consideration for the transaction to be completed between the parties, Vortex will issue Yasheng such number of shares of the Company’s common stock calculated by dividing the value of the assets which will be included in the transaction with the Company by the volume weighted average price of the Company’s common stock as quoted on a national securities exchange or the Over-the-Counter Bulletin Board for the ten days preceding the closing date of such transaction. The value of the assets contributed by Yasheng will be based upon the asset value set forth in Yasheng’s audited financial statements provided to the Company prior to the closing of any such transaction.  Furthermore, if a substantial portion of Yasheng is merged into the Company upon the exercise of the Yasheng Option, the Company agreed to change its name to “The Yasheng Group, Inc.” As of the date hereof, Yasheng has not exercised the Yasheng Option.  The issuance of the shares of common stock to Yasheng upon completion of the transaction(s) to be completed subsequent to the exercise of the Yasheng Option will potentially result in substantial dilution to the interests of other stockholders of the Company and could result in a change of control of the Company on the date of issuance.  The transaction to be completed upon the exercise of the Yasheng Option is subject to the drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval from both parties. As such, there is no guarantee that the Company will be able to successfully close the above transaction.

In lieu of merging its assets into the Company, the Company and Yasheng entered into an additional Letter of Intent on June 12, 2009 whereby Yasheng agreed to use its best efforts to have the majority stockholders of Yasheng (the "Group Stockholders") enter and close an agreement with the Company whereby the Company would acquire approximately 55% of the issued and outstanding securities of Yasheng from the Group Stockholders in consideration of 300,000,000 shares of common stock of the Company. The June 12, 2009 letter of intent was approved by the Company's Board of Directors on August 12, 2009. The Company and Yasheng initially contemplated a closing date of July 15, 2009. As the execution of a definitive agreement and the closing did not occur by July 15, 2009, all parties are working to close such transaction upon satisfaction of all closing conditions.  The closing of the acquisition will require the completion of definitive documentation executed by the Company, the Group Stockholders and Group, and the completion of due diligence.  Final closing is subject to approval of the final definitive agreements by the Boards of Directors of the Company and Group. . There is no guarantee that the Group Stockholders will agree to this transaction, that the parties will reach a final agreement or that the transaction will close on the terms set forth above.

Real Estate Development and Financial Services Industries

Until December 31, 2007, the Company’s primary focus was on the business of real estate development and financial services industries through its wholly-owned subsidiary, Emvelco RE Corp, a Delaware corporation. (“ERC”) and ERC’s subsidiaries in the United States and Europe.  The Company has resolved to discontinue its real estate operations.

Mineral Resources Industry

In 2008, the Company’s primary focus shifted from real estate development and financial services industries to the mineral resources industry, specifically within the gas and oil sub-industry. On May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the “DCG Agreement”) with Davy Crockett Gas Company, LLC (“DCG”) and its members (“DCG Members”). Pursuant to the DCG Agreement, the Company acquired and the DCG Members sold, 100% of the outstanding membership in DCG in exchange for 500,000 shares of preferred stock of the Company. The sales price was $50 million, as calculated by the 500 thousand on shares at an agreed price of $1.00 prior to the reverse split.

On June 30, 2008, the Company formed Vortex Ocean One LLC (“Vortex One”) with Tiran Ibgui, an individual ("Ibgui"). In addition, we assigned the four leases in Crockett County, Texas to Vortex One.  As a condition precedent to Ibgui contributing the required funding, Vortex One pledged all of its assets to Ibgui including the leases.   On October 29, 2008, the Company entered into a settlement arrangement with Mr. Ibgui, whereby the Company agreed to transfer the 5,250 common shares previously owned by Vortex One to Mr. Ibgui.

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

Further, in February 28, 2009, Ibgui, as the secured lender to Vortex One, directed Vortex One to assign the term assignments with 80% of the proceeds being delivered to Ibgui, as secured lender, and 20% of the proceeds being delivered to the Company – as per the original agreement.  The transaction closed on February 28, 2009 in consideration of a cash payment in the amount of $225,000, a 12 month promissory note in the amount of $600,000 and a 60 month promissory note in the amount of $1,500,000. Mr. Ibgui paid $25,000 fee, and from the net consideration of $200,000 Mr. Ibgui paid the Company its 20% portion of $40,000 on March 3, 2009. No relationship exists between Ibgui, the assignee of the leases and the Company  and/or its affiliates, directors, officers or any associate of an officer or director.

On January 13, 2009, the Company entered into a Non Binding Term Sheet (the “Grand Term Sheet”) to enter into a definitive asset purchase agreement with Grand Pacaraima Gold Corp. (“Grand”), which owns 80% of the issued and outstanding securities of International Treasure Finders Incorporated to acquire certain oil and gas rights on approximately 481 acres located in Woodward County, Oklahoma (the “Woodward County Rights”).  In consideration for the Woodward County Rights, the Company will pay Grand an amount equal to 50% of the current reserves.  The consideration shall be paid half in shares of common stock of the Company and half in the form of a note.  The number of shares to be delivered by the Company will be calculated based upon the volume weighted average price (“VWAP”) for the ten days preceding the closing date.  The note will mature on December 31, 2009 and carry interest of 9% per annum payable monthly.  In addition, the note will be convertible into shares of common stock of the Company at a 10% discount to the VWAP for the ten days preceding conversion.  At the Company election, the Company may enter into this transaction utilizing a subsidiary to be traded on the Swiss Stock Exchange.  The above transaction is subject to the receipt of a reserve report, drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. As such, there is no guarantee that the Company will be able to successfully close the above transaction. Dr. Gregory Rubin, a director of the Company, is an affiliate of ITFI and, as a result, has recused himself from any discussions regarding this matter.  Due to the drastic decline in gas and oil prices, the Company has shelved this transaction and may in the future again attempt to commence discussions with Grand in the future.

Micrologic, Inc.

On October 11, 2006, the Company, through EA Emerging Ventures Inc. (“EVC”) entered into a Term Sheet (the “Micro Term Sheet”) with Dr. Danny Rittman in connection with the formation and initial funding of Micrologic, Inc. (“Micrologic”), a Nevada corporation, for the design and production of EDA applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBox TM  tools suite which shortens the time to market factor. NanoToolBox TM is a smart platform that is designed to accelerate IC’s design time and shrink time to market factor.   Pursuant to the Micro Term Sheet, the Company was obligated to fund Micrologic $1 million and only funded $400,000 to date.

On November 15, 2007, the parties entered into a Settlement and Release Agreement and Amendment No. 1 (the “Micro Amendment”) to that certain Micro Term Sheet.  Pursuant to the Micro Amendment, the Company was required to fund an additional $50,000 for a total investment of $450,000 and received 100,000 shares of Micrologic (vested via EVC) representing about ten percent (10%) equity ownership in Micrologic, prior to further dilution. The Micro Amendment also contains a settlement and release clause releasing the parties from any further obligations to each other.  Micrologic subsequently issued additional securities diluting our interest to approximately 7% of the issued and outstanding of Micrologic, Inc.

Employees

As of the date of this filling, the Company employed a total of four full-time employees, all of whom are in executive and administrative functions.  We believe that our employee relations are good.

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced from 92,280,919 to 922,809.  The authorized shares of common stock remain as 400,000,000.  All shares amounts in this filling taking into effect said reverse, unless stated different. The Company issued stock on a post-split basis during the six months ended June 30, 2009, resulting in 105,834,347 shares issued and outstanding

Results of Operations

Six Months Period Ended June 30, 2009 Compared to Six Months Period Ended June 30, 2008

Due to the financial investment in Gas and Oil activity, which commenced in May 2008 and the development of our logistic center operations, the consolidated statements of operations for the periods ended June 30, 2009 and 2008 are not comparable.

The financial figures for 2008 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware. This section of the report, should be read together with Note 10 of the Company consolidated financials - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.

The consolidated statements of operations for the periods ended June 30, 2009 and 2008 are compared (subject to the above description) in the sections below:

Six months ended June 30~~,~~	2009	2008
Total revenues	$2,300,000	$—

The sale of 4 oil wells amounted to $2,300,000.  These revenues generated in 2009 are for discontinued operations and presented separately on the statement of income and operations accordingly.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the six months ended June 30, 2009 and 2008:

Six months ended June 30	2009	2008
Total cost of revenues	$2,785,000	$—

The cost of sales for four oil wells amounted in $2,785,000.  These costs generated in 2009 are for discontinued operations and presented separately on the statement of income and operations accordingly.

Compensation and related costs

The following table summarizes compensation and related costs for the six months ended June 30, 2009 and 2008:

Six months ended June 30,	2009	2008
Compensation and related costs	$143,065	$184,384

Amounts are comparable to prior year.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the six months ended June 30, 2009 and 2008:

Six months ended June 30,	2009	2008
Consulting, director and professional fees	$271,370	$12,094,384

Overall consulting, professional and director fees decreased by 98%, or approximately $11,823,000, primarily as the result of a fee charge of $9,782,768 to C. Properties as a fee associated with the DCG transaction and a $1,820,827 charge to stock compensation expense for various grants of shares and warrants in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee pertaining to prior year and not applicable in 2009.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the six months ended June 30, 2009 and 2008:

Six months ended June 30,	2009	2008
Other selling, general and administrative expenses	$87,301	$137,835

Overall, other selling, general and administrative expenses decreased by 37%, or approximately $50,500, due to cost reduction initiatives occurring in 2009.

Interest income and expense

The following table summarizes interest income and expense for the six months ended June 30, 2009 and 2008:

Six months ended June 30,	2009	2008
Interest income	$211,567	$356,615
Interest expense	$(1,738,679)	$(811,960)

Interest income is comparable to prior year. Interest expense increased by 114%, or approximately 926,000, due to expensing the Trafalgar discount on note payable in dispute.  See Part I and part II Legal Proceedings.

Liquidity and Capital Resources

The Company currently anticipates that its available cash resources will not be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months.  During the quarter and years 2009 and 2008, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of June 30, 2009, the Company owes Mr., Attia approximately $614,000.  The Company will either need to raise capital from third parties or continue borrowing funds from Mr. Attia.  There is no guarantee that funds from private investors or Mr. Attia will continue to be available.

On August 17, 2009, an accredited investor purchased 350,877 restricted shares of common stock (the "Shares") at $0.57 per share for an aggregate purchase price of $200,000, which was paid in cash, from the Company. The funds raised will be utilized by the Company for working capital purposes. In addition, the investor may also invest up to an additional $200,000 ("Additional Investment") of shares of common stock of the Company. The per share purchase price on the Additional Investment will be the average closing price for the five trading days prior to close. The Shares were offered and sold to the accredited investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. The investor is accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of June 30, 2009, our cash, cash equivalents and marketable securities were $2,736, a decrease of approximately $121,000 from the end of fiscal year 2008. The decrease in our cash, cash equivalents and marketable securities is primarily the result of our convertible note payable to equity of $1,030,000.  This was offset by our net operating loss.

Cash flows (used in) and provided by operating activities for the six months ended June 30, 2009 and 2008 was $(121,166) and $(687,817), respectively. The change is primarily due to the result of our increase in payables along with conversion of a note for $1,030,000 which was offset by our net operating loss in addition the cash used in operating activities from prior year pertained to divesture of the Micrologic entity which was not applicable for 2009.

Cash flows used in investing activities for the six months ended June 30, 2009 and 2008 was $0 and $(166,058), respectively. The change was primarily due to the significant reduction in loan advances to ERC  in 2008, which did not occur in 2009.

Cash provided by financing activities for the six months ended June 30, 2009 and 2008 was $0 and $1,025,731 respectively. This decrease is due to decreased net funding from Trafalgar and net bank loans of approximately $600,000  and an increase in issuance of stock of approximately $500,000 in 2008.

In the event the Company makes future acquisitions or investments, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may consider the sale of non-strategic assets. The Company currently anticipates that its available cash resources will be sufficient to meet its prior anticipated working capital requirements and it will be sufficient manage the existing business of the Company without further development.

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

Commitments and contingencies

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,270,000	—	$2,270,000	—	—

Total	$2,270,000	—	$2,270,000	—	—

Our Commitments and contingencies are stated in details in Notes to the Consolidated Financial Statements, which include as mandatory required supplemental information about gas and oil.  On this section management give full disclosures to commitments and contingencies.

(a) Employment Agreements

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. During the quarter and years 2008 and 2007, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of June 30, 2009, the Company owes Mr., Attia approximately 614 thousand dollars.

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

(b) AGL Transaction:

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 AGL become subsidiary of the Company.  During 2008 via a fee agreement with third party, the Company divested all its interest in AGL, effective January 1, 2008, and the company financials reflect such disposal. During the first quarter of 2009, third party (Upswing Ltd) filled a complaint in Israel against AGL, Mr. Yossi Attia and Mr. Shalom Atia with regards to certain stock certificates of which the Company was the beneficiary owner at the relevant times. To date the company was not named as a party to said litigation. Mr. Attia notify the Company that he hold it responsible to all the damages he may suffer, as the underline assets which the litigation in Israel is concerning, was an assets of the Company which was purchased by him from third party that acquired said assets from the Company. As such, the Company examines its potential legal actions.

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

On April 29, 2008, the Company entered into Amendment No. 1 ("Amendment No. 1") to that certain Share Exchange Agreement between the Company and Trafalgar Capital Specialized Investment Fund, ("Trafalgar"). Amendment No. 1 states that due to the fact that the Israeli Securities Authority ("ISA") delayed the issuance of the Implementation Shares issuable from the Atia Group to Trafalgar, that the Share Exchange Agreement shall not apply to 69,375,000 of the Implementation Shares issuable under the CEF. All other terms of the Share Exchange Agreement remain in full force and effect. As the Company is in dispute with Trafalgar (see Legal Proceedings), the Company believe it has no expuser under said Amendment No. 1.

 (c) Lease Agreements

Future minimum payments of obligations under operating lease at June 30, 2009 are as follows:

The Company head office is located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis, paying $219 per month. The Company’s operation office is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month.

Future minimum payments of obligations under operating lease at June 30, 2009 are as follows:

2009	2010	2011	2012	2013	Thereafter
$15,000	$30,000	$30,000	$—	$—	$—

The Company commenced negotiations about its lease terms in the West Hollywood operation offices, seeking to reduce the monthly lease payments.

(d) Legal Proceedings

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

Verge Bankruptcy - On January 23, 2009, Verge Living Corporation (the “Debtor”), a former wholly owned subsidiary of Atia Group Limited (“AGL), a former subsidiary of the Company, filed a voluntary petition (the “Chapter 11 Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”).  The Chapter 11 Petitions are being administered under the caption In re: verge Living Corporation, et al., Chapter 11 Case No. ND 09-10177 (the “Chapter 11 Proceedings”).  The Bankruptcy Court assumed jurisdiction over the assets of the Debtors as of the date of the filing of the Chapter 11 Petitions.  The Debtors will continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On April 28, 2009, Chapter 11 Proceedings changed venue to the United States Bankruptcy Court for the District of Nevada, Chapter 11 Case No BK-S-09-16295-BAM. As Debtor as well as its parent AGL were subsidiaries of the Company at time when material agreements where executed between the parties, the Company may become part of the proceeding.

Rusk Litigation - In August 2008, Dennis E. Rusk Architect LLC and Dennis E. Rusk, (“Rusk”) were terminated by a former affiliate of the Company. Rusk filed a lawsuit against the Debtor, the Company and multiple other parties in Clark County, Nevada, Case No. A-564309, whereby Rusk monetary damages for breach of contract. The Company has taken the position that the Company will have no liability in this matter as it never entered an agreement with Rusk. The court handling the Verge bankruptcy entered an automatic stay for this matter.

Trafalgar Capital Litigation - The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established financial relationship which should create source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in this filling). The Company position is that the DCG transactions (among others) would not have been closed by the Company, unless Trafalgar will provide the needed financing needed for the drilling program. On December 4, 2008 in lieu of the world economy crisis, the company addressed Trafalgar formally to summarize amendment to exiting business practice and modification of terms for existing As well as future financing. On January 16, 2009 based on Trafalgar default, the Company sent to Trafalgar notice of default together with off-set existing alleged notes due to Trafalgar to mitigate the Company losses. Representative of the parties having negotiations, trying to resolve said adversaries between the parties, with the Company position that in any event the alleged notes to Trafalgar should be null and void by the Company. On April 14, 2009, the Company filed a complaint in Superior Court of California, County of Los Angeles, Case No. BC 411768_against Trafalgar Capital Specialized Investment Fund, Luxembourg and its affiliates (which was served on June 5, 2009 via registered mail), alleging breach of contract and fraud and alleged damages in the amount of $30,000,000.  While the Company believes its has meritorious claims, it is not possible at this time to reasonably assess the outcome of the case or its impact on the Company. The Company was advised by one of Trafalgar managers that a complaint was filled by Trafalgar against the Company, and he (said manager) believe that a default judgment was obtained. The Company was never served with any complaint by Trafalgar, and is not aware of said alleged judgment, or said alleged complaint, yet includes said information as was brought to it by Trafalgar manger.

Vortex One - The Company via Vortex One commended its DCG’s drilling program, where Vortex One via its member Mr. Ibgui, was the first cash investor. Since said cash investment was done in July 2008, the Company defaulted on terms, period and presentations (based on third parties presentations). Based on series of defaults of third parties, Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one time 60 days extension, and put them on notice for being default on said notes. On July 7, 2009 the Buyer via it’s operator issued the first payment to Ibgui of $3,357.37 represents production of gas from 2 connected wells for several days of productions. Per the Company agreement with Ibgui the sum of about $671 should be granted to the Company. The Company and Ibgui learning the operator report, and in lieu of the non material amount, no provision was made to income of $671 until the Company finish its investigation of the subject.

(e) Voluntarily delisting from The NASDAQ Stock Market

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

(f) Vortex Ocean One, LLC

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

(g) Trafalgar Convertible Note:

In connection with said note and as collateral for performance by the Company under the terms of said note, the Company issued to Trafalgar 45,000 common shares to be placed as security for said note. Said shares considered to be escrow shares, and as such are not included in the Company outstanding common shares.

(h) Investment (and loans) in Affiliates, at equity

On June 14, 2006, the Company issued a $10 million line of credit to Emvelco RE Corp (“ERC”). Outstanding balances bore interest at an annual rate of 12% and the line of credit had a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of the Company approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development.  On November 2, 2007, the Company exercised the Verge option to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, thereby reducing the amount outstanding by $10 million.  Additionally, the Verge option required that the Company pays The International Holdings Group (TIHG), the then parent of ERC, and another $5 million when construction began on the Verge Project.  As of December 31, 2008, the Company has accrued and recorded that payment as a reduction to this loan receivable balance.  As of December 31, 2008, the outstanding loan receivable balances by ERC and Verge were charged to bad debt expense on the statement of operations, due to the Company change of strategy, turmoil in the real estate industry including the sub-prime crisis and world financial crisis, which among other factor lead Verge to file for Bankruptcy protection.

(i) Issuance of Preferred Stock:

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

On March 2009 TAS notify the Company it intends to convert said Preferred Stock into common stock (see subsequent events)

(j) Status as Vendor with the Federal Government:

The Company updated its vendor status with the Central Contractor Registration which is the primary registrant database for the US Federal government that collects, validates, stores, and disseminates data in support of agency acquisition missions, including Federal agency contract and assistance awards.

(k) Potential exposure due to AGL and Trafalgar Transaction:

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

(l)  International Treasure Finders Incorporated

On January 13, 2009, the Company entered into a Non Binding Term Sheet (the "Term Sheet") to enter into a definitive asset purchase agreement with Grand Pacaraima Gold Corp. ("Grand"), which owns 80% of the issued and outstanding securities of International Treasure Finders Incorporated to acquire certain oil and gas rights on approximately 481 acres located in Woodward County, Oklahoma  (the "Woodward County Rights"). In consideration for the Woodward County Rights, the Company will pay Grand an amount equal to 50% of the current reserves. The consideration shall be paid half in shares of common stock of the Company and half in the form of a note. The number of shares to be delivered by the Company will be calculated based upon the volume weighted average price ("VWAP") for the ten days preceding the closing date. The note will mature on December 31, 2009 and carry interest of 9% per annum payable monthly. In addition, the note will be convertible into shares of common stock of the Company at a 10% discount to the VWAP for the ten days preceding conversion. At the Company election, the Company may enter into this transaction utilizing a subsidiary to be traded on the Swiss Stock Exchange. On February 3, 2009the Company announced it has expanded negotiations to purchase all of the outstanding shares of International Treasure Finders Incorporated. The above transaction is subject to the receipt of a reserve report, drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. As such, there is no guarantee that the Company will be able to successfully close the above transaction. Dr. Gregory Rubin, a director of the Company, is an affiliate of ITFI and, as a result, voided himself from any discussions regarding this matter.

(m) Reverse Split

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock will be reduced from 92,280,919 to 922,809.  The authorized shares of common stock will remain as 400,000,000. The shareholders holding a majority of the issued and outstanding shares of common stock and the board of directors approved the reverse split on November 24, 2008.  In addition, a new CUSIP was issued for the Company's common stock which is 92905M 203.  The symbol of the Company was changed from VTEX into VXRC.  The Company issued stock on a post-split basis during the six months ended June 30, 2009, resulting in 105,834,347 shares issued and outstanding.

(n) Name Changed

Effective July 15, 2009, the Company changed its name from Vortex Resources Corp. to Yasheng Eco-Trade Corporation.  In addition, effective July 15, 2009, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from VXRC to YASH. In addition to the name changed, a new CUSIP number was issued for the Company’s common stock which is 985085109.

(o) Further business opportunities and/or alliance with other major groups complimenting and/or synergetic to the Company/Yasheng LOI as disclosed before:

As disclosed before, on March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. In connection to this amendment the Company entered agreements or arrangement or negotiations as followings:

(i) On May 5, 2009 the Company commenced process to change its name, a process which was finalized on July 15, 2009.

(ii) On May 2009 the Company developed a strategy with UFX Bank, through an arrangement with third party, to provide export currency hedging for Yasheng.

(iii) On June 2009 the Company engaged Legend Transportation Group (“Legend”) to consult on the development of its Logistic Center. Legend has been hired to provide expertise in transportation management systems. Common carrier service, full truck load brokerage, expedites services, pool distribution and small carrier evaluation.

(iv) On June 2009 the Company engaged team of brokers of Colliers International as exclusive agents to evaluate the real estate market in Southern California and negotiate to purchase or lease existing logistic center (See subsequent events in regard to lease agreement that was executed).

(v) On June 2009 the Company signed an agreement creating the Yasheng Group Russia, as part of a joint venture with Create Agrogroup Zao (“Create”), which will be developing an Eco-Trade Distribution and logistic center in Russia similar to the one the Company is currently developing on Southern California. The first stage of the development is a Stock Breading Complex in the Russian Federation. Create presented the Company with certain 220 acres of land, and recently got approval from the local authorities to begin the development. It is expected to be built out in three stages over five years an an estimate budget provided by Create of $186 millions.

(vi) On July 2009 the Company signed a financial advisor engagement letter with Cukierman & Co. Investment House Ltd – a foreign Investment banking firm (“CIH”) to obtain bank financing for the Yasheng Russia Breading Complex as was signed in June with Create (See note Commitments and contingencies). CIH has retained Dr. Sam Frankel to assist in obtaining funds from semi-governmental funding sources. Per the agreement the Company will pay CIH a monthly retainer fee of $3,750. A millstone payment of $25,000 will be paid to CIH provided that CIH will present a banking institution which in principal will secure minimum $25 million financing to the Create joint venture.

(vii) On July 2009 the Company signed an agreement with Better Online Solutions (“BOSC”) for consulting services for the Company logistic center, as well as for the Crerate joint venture. Said agreement was signed for the purpose of establishing supply chain solutions and RFID protocols. In return the Company will provide BOSC with first right of refusal matching bid contract for supply said services.

(iix) On July 2009 the Company has entered negotiations with Management Consulting Company (“MCC”) to explore further expansion and acquisitions for Yasheng Russia (See Create Joint Venture). MCC is a division of IFD Kapital Group in Russia.

(ix) On January 20, 2009, the Company entered into a non-binding Term Sheet (the "Term Sheet") with Yasheng in connection with the development of a logistics centre. Pursuant to the Term Sheet, the Company granted Yasheng an irrevocable option to merge all or part of its assets into the Company (the "Yasheng Option"). If Yasheng exercises the Yasheng Option, as consideration for the transaction to be completed between the parties, the Company will issue Yasheng such number of shares of the Company's common stock calculated by dividing the value of the assets which will be included in the transaction with the Company by the volume weighted average price of the Company's common stock as quoted on a national securities exchange or the Over-the-Counter Bulletin Board for the ten days preceding the closing date of such transaction. The value of the assets contributed by Yasheng will be based upon the asset value set forth in Yasheng's audited financial statements provided to the Company prior to the closing of any such transaction. On June 18, 2009, as a result of Yasheng's efforts, Zhangye Golden Dragon Industrial Co., Ltd., a company which is not affiliated with Yasheng ("Golden Dragon"), delivered a notice whereby it has advised that it wishes to exercise the Yasheng Option by merging into the Company in consideration of shares of preferred stock with a stated value in the amount of $220,000,000 that may be converted at a $1.10 per share, a premium to the Company's current market price, into 200,000,000 shares of common stock of the Company. The shareholders of Golden Dragon (the "Shareholders") are all foreign citizens. As a result, the issuance, if consummated will be in accordance with Regulation S as adopted under the Securities Act of 1933, as amended. Further, the Shareholders are entitled to assign such shares as each deems appropriate. In addition, the Company is required to raise $20,000,000 to be used by Golden Dragon for working capital purposes. Golden Dragon is a Chinese corporation with primary operation in Gansau province of China. The Company designs, develops, manufactures and markets farming and sideline products including fruits, barley, hops and agricultural materials.

(x) On August 7, 2009, the Company has entered into a Memorandum of Terms  in which it will provide an equity line in the amount up to $1,000,000 to Golden Water Agriculture, a  corporation to be formed in Israel (“Golden Water”).  Upon funding the equity line, the Company will receive shares of Series A Preferred Stock (the “Golden Water Preferred”) convertible into 30% of Golden Water, which assumes that the full $1,000,000 is funded.   The Company will be entitled to convert the Golden Water Preferred into the most senior class of shares of Golden Water at a 15% discount to any recent round of financing.  The Company shall be required to convert the Golden Water Preferred in the event of an initial public offering based on a valuation three times the valuation of the investment.  To date, no consideration has been exchanged between the Company and Golden Water. Golden Water has developed a process by which gaseous oxygen can be introduced into water at the molecular level and retained at a high concentration for a long period of time, as well as the ability to add gaseous elements including nitrogen, carbon dioxide and more. The parties that are forming Golden Water have filed for patents in the United States and Israel.

(xi) On January 20, 2009, the Company entered into a Letter of Intent (the "Letter of Intent") with Yasheng in connection with the development of a logistics centre. In addition, pursuant to the Letter of Intent, the Company granted Yasheng an irrevocable option to merge all or part of its assets into the Company (the "Yasheng Option"). In lieu of merging its assets into the Company, the Company and Yasheng entered into an additional Letter of Intent on June 12, 2009 whereby Yasheng agreed to use its best efforts to have the majority stockholders of Yasheng (the "Group Stockholders") enter and close an agreement with the Company whereby the Company would acquire approximately 55% of the issued and outstanding securities of Yasheng from the Group Stockholders in consideration of 300,000,000 shares of common stock of the Company. The June 12, 2009 letter of intent was approved by the Company's Board of Directors on August 12, 2009. The Company and Yasheng initially contemplated a closing date of July 15, 2009. As the execution of a definitive agreement and the closing did not occur by July 15, 2009, all parties are working to close such transaction upon satisfaction of all closing conditions.

(xii) Logistics Center - On August 12, 2009, the Company entered into a 45 day exclusivity period to finalize an "Option to Buy" on a lease agreement for a "big box" facility located in Southern, California (the "Facility"). The Facility consists of approximately 1,000,010 square feet industrial building located in Victorville, California and the lease is expected to commence November 1, 2009 and continue for a period of seven years, with two five-year extension periods The Company will advanced a $25,000 non-refundable deposit representing 10% of the required security deposit for the entire lease. The non-refundable deposit will allow the Company to exclusively negotiate the option to buy the Facility as all other terms of the lease have been agreed upon in principal. The Company is also pursuing certain tax and economic incentives associated with the establishment and development of the Yasheng Asia Pacific Cooperative Zone – its core business. These incentives include LAMBRA Enterprise Zone Sales and Use Tax Credit (7% of qualified capital equipment expenses), LAMBRA Enterprise Zone Hiring Credit (50% of qualified employees wages reducing 10% each year for 5 years), County of San Bernardino Economic Development Agency assistance in employee recruitment screening and qualification and filing for LAMBRA benefits (estimated value $8,000 per qualified employee). The entering of the lease by the Company is subject to the negotiation of the option to purchase the facility, drafting of a standard lease agreement, The closing of any of the above (i) to (xii) business opportunities by the Company will require the completion of definitive documentations and completion of due diligence by the Company.  Final closing is subject to approval of the final definitive agreements by the Boards of Directors of the Company.  There is no guarantee that the parties will reach final agreements or that the transactions will close on the terms set forth above

On August 4, 2009, the Company filed a Form 8-K Current Report with the Securities and Exchange Commission advising that Eric Qian Wang (“Wang”) was appointed as a director of the Company on August 3, 2009. Mr. Yang was nominated as a director at the suggestion of Yasheng which approved the filing of the initial Form 8-K. On August 5, 2009, Mr. Wang contacted the Company advising that he has not consented to such appointment. Accordingly, Mr. Wang has been nominated as a director of the Company but has not accepted such nomination and is not considered a director of the Company. Mr. Wang's nomination was subsequently withdrawn. Furthermore, although no longer relevant, Mr. Wang's work history as disclosed on the initial Form 8K was derived from a resume provided by Mr. Wang. Subsequent to the filing of the Form 8-K, Mr. Wang advised that the disclosure regarding his work history was inaccurate. As a result, the disclosure relating to Mr. Wang's work history should be completely disregarded. The Company believe that at the time that these willful, malicious, false and fraudulent representations were made by Wang to the company, Wang knew that the representations were false and that he never intended to be appointed to the board. The company informed and believe the delivery of the resumes, and the later demand for a retraction of the resumes, were part of a scheme (with others) to injure the business reputation of the company to otherwise damages its credibility such that the Company would have a lesser bargaining position in the finalization of the documents relating to the Yasheng transaction. As such the Company is preparing a complaint against Wang.

Off Balance Sheet Arrangements

There are no materials off balance sheet arrangements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This Statement is effective for interim and annual periods ending after June 15, 2009.  This Statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This Statement should not result in significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements.  This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

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

Evaluation of Disclosure and Controls and Procedures.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation and for the reasons set forth below, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are currently not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management, with the participation of our principal executive officer, financial and accounting officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations . Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of June 30, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.   The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls that constitute material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.  The company intends to add accounting staff, subject to adequate financing, in order to assist in reducing its risk in these areas and plans to add additional personnel in accounting and internal auditing in the near future, which is subject to obtaining the required financing.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                      RISK FACTORS

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of YASHENG ECO-TRADE CORPORATION pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of YASHENG ECO-TRADE CORPORATION pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California, on August 19, 2009.

YASHENG ECO-TRADE CORPORATION

By:	/s/Yossi Attia
Yossi Attia
Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer