Form 10-Q
period 2009-09-30
Yasheng Eco-Trade Corp
filed 2009-11-23
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 001-12000

YASHENG ECO-TRADE CORPORATION
 (Exact name of registrant - registrant as specified in its charter)

VORTEX RESOURCES CORP.
(Former name of registrant)

Delaware	13-3696015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210
(Address of principal executive offices)

(310) 461-3559	(310) 461-1901
Issuer’s telephone number	Issuer’s facsimile number

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	115,006,462
(Class)	(Outstanding at November 20, 2009)

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONDENSED CONSOLIDATED BALANCE SHEET
(Un-Audited)

	2009	12/31/2008
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	5,975	123,903
Intangible, debt discount on Notes with conversion option, current (Note 3)	—	—
Note receivable – From discontinued operations (Note 5)	600,000	—

Total current assets from continued operations
	5,975	123,903
Total current assets from discontinued operations (Notes 5, 12)	600,000
Total current assets	605,975	123,903

Intangible, debt discount on Notes with conversion option, net of current portion (Note 3)	—	—
Note receivable- From discontinued operations (Notes 5, 12)
	1,500,000	2,600,000
Total assets	2,105,975	2,723,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	966,649	813,064
Convertible notes payable to third party – current portion (Note 3)	-	212,290
Other current liabilities	88,336	89,400
Total current liabilities
Convertible Notes Payable to Third Party (Notes 3, 6 (e) )	2,704,129	1,742,899
Total liabilities	3,759,114	2,857,653
Commitments and contingencies (Note 6)	—	—
Minority interest in subsidiary’s net assets (Note 5)	365,000	525,000
Stockholders' equity (Note 7)
Preferred stock, 1,000,000 series B convertible, $1.20 stated value - Authorized and outstanding 0 and 1,200,000 shares respectively	-	1,200,000
Common stock, $.001 par value - Authorized 400,000,000 shares;
114,456,462 and 872,809 shares issued; 114,456,462 and 872,809 shares outstanding, respectively	200,864	87,281
Additional paid-in capital	97,710,400	93,038,051
Accumulated deficit	(99,902,368)	(94,957,047)
Accumulated other comprehensive loss	(2,226)	(2,226)
Treasury stock – 1,000 and 127,889 common shares at cost, respectively (Note 9)	(24,809)	(24,809)
Total stockholders' equity	(2,018,139)	-658,750

Total liabilities and stockholders' equity	2,105,975	2,723,903

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Un-Audited)

	Three Months Ended		Nine Months Ended
	30-Sep-09		30-Sep-09
	2009	2008	2009	2008
Revenues	$-	1,990,000	$-	1,990,000

Cost of revenues	-	1,933,569	-	1,933,569

Operating expenses
Compensation and related costs	71,532	864,682	214,597	1,049,065
Consulting, professional and directors fees	164,312	560,531	435,682	12,655,015
Other selling, general and administrative expenses	135,500	30,977.0	222,801	168,813
Total operating expenses ( Note 10)	371,344	1,456,190	873,080	13,872,893
Operating loss	(371,344)	(1,399,759)	(873,080)	(13,816,462)
Financing loss-change in conversion price			(1,786,000)
Bad debt allowance	—	(688,902)		(5,837,762)
Loss from abandoned project		(185,257)		(185,257)
Interest income		116,982	211,567	473,597
Interest expense	(434,129)	(862,374)	(2,172,808)	(1,674,334)

Net loss before minority interest	(805,473)	(3,019,310)	(4,620,321)	(21,040,218)

Minority interest (loss) income of consolidated subsidiary	-	-	(325,000)	-

Net loss	(805,473)	(3,019,310)	(4,945,321)	(21,040,218)

Net income (loss) per share, basic	$(0.01)	0.07	$(0.18)	1.10
Weighted average number of shares outstanding, basic (Note 1, 7)	68,293,839	46,429,968	28,985,375	19,046,024

Net income (loss) per share, diluted	$(0.01)	0.07	$(0.18)	1.10
Weighted average number of shares outstanding, diluted (Notes 1, 7)	68,293,839	46,429,968	28,985,375	19,046,024

 See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
RESTATED FOR 1:100 REVERSE SPLIT AS OF SEPTEMBER 30, 2009
(Un-Audited)

	Preferred Stock		Common Stock		Additional
	Number		Number		Paid-in	Accumulated	Income	Treasury	Shareholders'
	of Shares	Amount	of Shares	Amount	Capital	Deficit	(Loss)	Stock	Equity
Balances December 31, 2007			46,092	4,609	53,281,396	(38,289,630)	(2,226)	(2,117,711)	12,876,438
Compensation charge on shares, options and warrants issued to consultants			2,540	254	2,018,161				2,018,415
Issuance of preferred shares and subsequent conversion into common shares			500,000	50,000	49,950,000				50,000,000
Issuance of shares - common			25,207	2,521	1,014,993				1,017,514
Conversion of notes payable into common shares			450,000	45,000	2,105,000				2,150,000
Cancellation of treasury shares					(2,121,302)			2,121,302	-
Discount on Note Payable					1,907,220				1,907,220
Surrendered 15MM shares			(150,000)	(15,000)	(14,985,000)				(15,000,000)
Conversion of note to Series B preferred	1,000,000	1,200,000			(132,417)				1,067,583
Net loss for the period						(56,667,417)			(56,667,417)

Balances December 31, 2008	1,000,000	1,200,000	872,809	87,281	93,038,051	(94,957,047)	(2,226)	(24,809)	(658,750)
Conversion of note to common shares			8,500,000	8,500	1,041,815				1,050,315
Change in conversion price					1,786,000				1,786,000
Conversion of preferred stock	(1,000,000)	(1,200,000)	7,500,000	7,500	1,192,500				-
Conversion of AP note			8,000,000	8,000	342,097				350,097
Private Placement			1,075,655	1,076	376,143				377,219
Yasheng issuance			50,000,000	50,000	(49,999)				1
Capitol issuance			38,461,538	38,461	(38,461)				-
Proffessional Services issuance			46,460	46	22,254				22,300
Net loss for the period						(4,945,321)			(4,945,321)
Balances September 30, 2009	-	-	114,456,462	200,864	97,710,400	(99,902,368)	(2,226)	(24,809)	(2,018,139)

 YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Un-Audited)

	Nine Months Ended
	30-Sep
	2009	2008
Net income	(4,945,321)
Financing loss	1,786,000
Amortization of debt discount and accrued interest	2,141,344
	—
Net cash provided by (used by) continuing operations	(1,017,977)	2,510,809

Net cash provided by (used by) discontinued operations	447,830
Net cash provided by(used by) operating activities	(570,147)	2,510,809

Cash flows from investing activities:
Loan advances to ERC		(294,361)
Loan advances to Verge		(241,837)
Cash from Vortex Ocean One		525,000
Cash from DCG members		10,000
Investment in gas rights on real property		(767,313)
Repayments from Verge		328,300
Investment in land development		-
Net cash used in investing activities	-	(440,211)

See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Un-Audited)

	Nine Months Ended
	30-Sep
	2009	2008
Cash flows from financing activities:
Proceeds from bank loans	—	17,993
Repayment of bank loans		(4,249,590)
Proceeds from related party		889,530
Repayment to related party		(1,000,000)
Proceeds from loan payable		3,240,000
Principal repayments on loan payable		(200,000)
Proceeds from issuance of stock	452,219	1,017,514
Payments to acquire treasury stock	—	(3,594)
Proceeds from AFG loan		-
Net cash provided by financing activities	452,219	(288,147)

Net decrease in cash and cash equivalents	(117,928)	1,782,451
Cash and cash equivalents, beginning of period	123,903	369,576
Cash and cash equivalents, end of period	5,975	2,152,027

Supplemental disclosure:
Cash paid for interest	(1,437)	4,725
Cash received for interest	40,000	305,803
Summary of non-cash transactions:
Appswing note payable converted to 25MM shares		2,000,000
DCG preferred shares converted into 50MM shares		50,000,000
Restricted shares issued	88,507,998
Note payable converted to common stock and accrued balance of Trafalgar Note	2,784,226
Notes from selling subsidiary assets	2,100,000

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

Due to issues in the development of the oil and gas project in Crockett County, Texas, the board obtained in January 2009, a reserve report for the Company's interest in Davy Crockett Gas Company, LLC (“DCG”) and Vortex Ocean One, LLC (“Vortex One”) which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely.

As a result of the series of these acquisition transactions, the Company’s ownership structure at September 30, 2009 is as follows:

100% of DCG – discontinued operations
50% of Vortex Ocean One, LLC - discontinued operations
About 7% of Micrologic, (Via EA Emerging Ventures Corp)

General Business Strategy

Our business plan since 1993 has been identifying, developing and operating companies within emerging industries for the purpose of consolidation and sale if favorable market conditions exist. Although the Company primarily focuses on the operation and development of its core businesses, the Company pursues consolidations and sale opportunities in a variety of different industries, as such opportunities may present themselves, in order to develop its core businesses and additional areas outside of its core business.  The Company may invest in other unidentified industries that the Company deems profitable. If the opportunity presents itself, the Company will consider implementing its consolidation strategy with its subsidiaries and any other business that it enters into a transaction.  In January 2009, the Company commenced the development of a logistics center in Southern California.

Logistics Center

The Company’s mission is to develop an Asian Pacific Cooperation Zone in Southern California to enhance and enable increased trade between the United States and China. The Company’s proposed future facility will provide a “Gateway to China” through a centralized location for the marketing, sales, customer service, product completion for “Made in the USA” products and distribution of goods imported from China.

The goal is for the Asian Pacific Cooperation Zone to initially house approximately 50 companies. Although the Company’s relationship with Yasheng Group, a California corporation, is currently under review by our Board of Directors, the Company may continue to pursue companies from the Gansu region of Northwest China introduced by Yasheng Group as potential clients for the logistics center.  As there is no guarantee that the Company will proceed with Yasheng Group, management intends to expand its search throughout China for potential clients. The Company plans to generate logistic center revenue, of which there is no guarantee, through a number of services including the lease of office space and storage space, distribution services and administration services along with other value added services.

The Company continues to pursue a lease for its facility.  On August 12, 2009, the Company entered into a 45 day exclusivity period to finalize an "Option to Buy" on a lease agreement for a "big box" facility located in Southern, California (the "Facility"). As the Yasheng Group acquisition has been terminated and our Board of Directors is presently considering whether to move forward with Yasheng Group on other areas of interest, the Company is now actively seeking a smaller facility for the first stage of its logistic center.

Yasheng Group

On January 20, 2009, the Company entered into a non-binding Term Sheet (the “Term Sheet”) with Yasheng Group, Inc., a California corporation (“Yasheng”).    Pursuant to the Term Sheet, Yasheng agreed to transfer 100% ownership of 80 acres of property located in Victorville, California for use as a logistics center and eco-trade cooperation zone (the “Project”).   On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center, and/or alliance with other major groups complimenting and/or synergetic to the development of a logistics center.  Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities and their efforts associated with the development of the logistics center.  The issuance of the shares of common stock to Yasheng and Capital Properties resulted in substantial dilution to the interests of other stockholders of the Company. but did not represent a change of control in the Company in light of the number of shares of common stock and Super Voting Series B Preferred Stock that was outstanding on the date of issuance The Company and Yasheng have also evaluated several properties throughout California with the goal of leasing the property to be used for the logistics center.  Management believes that leasing the property with an option to buy will have significant cost savings in comparison to acquiring such property.

On August 26, 2009, the Company entered into an agreement with Yasheng pursuant to which the Company agreed to acquire 49% of the outstanding securities (the “Yasheng Logistic Securities”) of Yasheng (the United States) Logistic Service Company Incorporated (“Yasheng Logistic”), a California corporation and a wholly owned subsidiary of Yasheng.  In consideration of the Yasheng Logistic Securities, the Company will issue Yasheng 100,000,000 restricted shares of common stock of the Company.  Further, Yasheng has agreed to cancel the 50,000,000 shares of the Company that were previously issued to Yasheng.  The sole asset of Yasheng Logistic is the certificate of approval for Chinese enterprises investing in foreign countries granted by the Ministry of Commerce of the People’s Republic of China. Closing of the Yasheng Logistic Securities transaction did not take place yet, as the Company did not received the required legal opinion from Yasheng.  Please see Commitments and Contingencies.

On August 26, 2009, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Yasheng Group (BVI), a British Virgin Island corporation (“Yasheng-BVI”), pursuant to which Yasheng-BVI agreed to sell the Company 75,000,000 shares (the “Group Shares”) of common stock of Yasheng Group in consideration of 396,668,000 shares (the “Company Shares”) of common stock of the Company (the “Exchange”).     The Exchange Agreement was subsequently terminated.  The Company is continuing to pursue its eco-trade center is Southern California.

Yasheng Group Option & Transactions

Pursuant to the Term Sheet, the Company granted Yasheng an irrevocable option to merge all or part of its assets into the Company (the “Yasheng Option”). The Company is presently considering whether to pursue this matter further.

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced from 92,280,919 to 922,809.  The authorized shares of common stock remain as 400,000,000.  All shares amounts in this filling take into effect said reverse split, unless stated differently, presented on a retroactive basis.

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

Based on certain transactions that were closed on November 2, 2007, the Company owned 58.3% of Attia Group Limited (AGL) as of December 31, 2007.  This interest was divested as of effective January 1st, 2008 upon completion of the DCG reverse merger transaction. Since the company is the primary beneficiary through December 31, 2007, the financial statements of AGL are consolidated into these 2007 financial statements.  However, as of January 1, 2008, the balance sheet and results of operations of AGL are not consolidated into these financial statements.  The Company previously issued interim financial statements dated as of March 31, 2008 and for the three month period ending March 31, 2008.  Those financial statements included the consolidation of the AGL. In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, the Company disclosed the accounting change results in financial statements that are, in effect, the statements of a different reporting entity.  The change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods.

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

The Company did not have any marketable securities within continuing operations for the period ended September 30, 2009 (other than 1,000 Treasury Stocks as disclosed).

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

Equipment purchased under capital leases is stated at the lower of fair value and the present value of minimum lease payments at the inception of the lease, less accumulated depreciation. The Company provides for depreciation of leased equipment using the straight-line method over the shorter of estimated useful life and the lease term. During the year ended December 31, 2008 and the period ended September 30, 2009, the Company did not enter into any capital leases.

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

Intangible assets that have finite useful lives, whether or not acquired in a business combination, are amortized over their estimated useful lives, and also reviewed for impairment in accordance with SFAS 144. On July 22, 2007, the Company entered into a $2 million note payable agreement with third party, which included an option to convert the debt into equity.  The estimated value of the conversion feature is approximately $976,334, and would be reported as interest expense over the anticipated repayment period of the debt.  Said note was converted during August 2008. As such all value of the conversion feature is approximately $976,334 was recorded as interest expense.

The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Buyer") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes"). The Company recorded an intangible asset related to the discount on the issuance of debt. The estimated value of the conversion feature was approximately $1.9MM and will be reported as interest expense over the anticipated repayment period of the debt.  As reported under Legal proceedings on the Company annual filling, the Company notified Trafalgar that Trafalgar is in breech with regard to the services to be performed in accordance with the $2,000,000 loan agreement (on an accrual basis the amount is $2,434,129), and as such the Company believes such notes are null and void.  Pursuant to FASB 5, the $2,000,000 loan agreement (on an accrual basis the amount is $2,434,129) is recorded as a liability on the balance sheet since the outcome of the legal actions is undeterminable at this time. The Company filed a lawsuit against Trafalgar, and as such all the unamortized value of the conversion feature was recorded as interest expense in the first quarter of 2009.  Please see Commitments and Contingencies – Legal Proceedings.

Upon finalization of the Exchange transaction with Yasheng Group and the Yasheng Logistic Securities, the Company may record goodwill according to SFAS No. 142.

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

The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the year ended December 31, 2008 (there were no such expenses during the quarters ended on September 30, 2009):

Categories of cost and expenses	Year ended December 31, 2008

Consulting, professional and directors fees	2,018,101
Total stock-based compensation expense	$2,018,101

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

Business segment reporting

Though the company had minor holdings of real estate properties which have been sold as of September 30, 2009, the Company manages its operations in one business segment, the Resources, Logistic Development, Development and Mineral business.

3. Convertible Notes Payable and Debt Discount

Trafalgar:

The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Buyer") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes").

The Notes bear interest at 8.5% with such interest payable on a monthly basis with the first two payments due at closing. The Notes are due in full in September 2010. As of the date hereof, the Company is obligated on the Notes issued to the Buyer in connection with this offering. The Notes are a debt obligation arising other than in the ordinary course of business, which constitute a direct financial obligation of the Company. The Notes were offered and sold to the Buyer in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The Buyer is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The estimated unamortized value of the conversion feature was approximately $1.9MM and will be reported as interest expense over the anticipated repayment period of the debt.

As reported under Legal proceedings, the Company notified Buyer that Buyer is in breach with regard to the services to be performed in accordance with the $2,000,000 loan agreement.  A complaint was filed by the Company in Los Angeles, California on April 2009 while Trafalgar filed in July 2009 a complaint against the Company in Florida and obtained default judgment against the Company (where the Company filed a motion to set aside said judgment) and the Company believes such Notes are null and void.   Pursuant to FASB 5, the $2,000,000 loan agreement (on an accrual basis the amount is $2,434,129) is recorded as a liability on the balance sheet since the outcome of the legal actions is undeterminable at this time. The Company expensed the unamortized portion of the conversion feature of approximately $1.9MM as interest expense in the first quarter of 2009. Please see Commitments and Contingencies – Legal Proceedings.

Star:

As reported by the Company on its Form 10-Q filed on November 14, 2008, Star Equity Investments, LLC (“Star”) entered, on September 1, 2008, into that certain Irrevocable Assignment of Promissory Note, which resulted in Star being a creditor of the Company with a loan payable by the Company in the amount of $1,000,000 (the “Debt”). No relationship exists between Star and the Company and/or its affiliates, directors, officers or any associate of an officer or director. On March 11, 2009, the Company entered and closed an agreement with Star pursuant to which Star agreed to convert all principal and interest associated with the Debt into 8,500,000 shares of common stock and released the Company from any further claims.  The shares were issued during March 2009 on a post- split basis (please see Note 1).

AP Holdings Limited (AP):

On October 1, 2008, the Company entered into a short term note payable (6 month maturity) with AP – a foreign Company controlled by Shalom Attia (the brother of Yossi Attia, the Company CEO – the “Holder”), a third party, for $330,000. The note bears 12% interest commencing October 1, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.015 per share. Holder has advised that it has no desire to convert the AP Note into shares of the Company’s common stock at $1.50 per share at this time as the Company’s current bid and ask is $0.23 and $0.72, respectively, and there is virtually no liquidity in the Company’s common stock. The Company is in default on the AP Note, and Holder has threatened to commence litigation if it not paid in full. The Company does not have the cash resources to pay off the AP Note due to current capital constraints. Holder has agreed that it is willing to convert the AP Note if the conversion price is reset to $0.04376 resulting in the issuance of 8,000,000 shares of common stock (the “Shares”) of the Company or 7.56% of the Company assuming 105,884,347 shares of common stock outstanding (97,884,347 as of May 7, 2009 plus 8,000,000 shares issued to Holder). The parties entered a settlement agreement in May 2009.  The agreement with AP was approved by the Board of Directors where Mr. Yossi Attia has abstained from voting due to a potential conflict of interest.  The Company recognized approximately a $2MM non-cash loss on the change of conversion price in the first quarter of 2009.

4. Acquisitions

Davy Crockett Gas Company, LLC

Based on series of agreements, the Company entered into an Agreement and Plan of Exchange with DCG, as was filled via “super 8-k” by the Company.

Vortex Ocean One, LLC

On June 30, 2008, the Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary DCG (as reported on the Company's Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One.  Mr. Ibgui paid $525,000 as consideration for his 50% ownership in Vortex One and the Company issued 525,000 common shares at an establish $1.00 per share price for its 50% ownership in Vortex One. On October and November 2008, the Company entered into settlement arrangements with Mr. Ibgui, whereby the Company agree to transfer the 525,000 common shares previously owned by Vortex One to Mr. Ibgui in exchange for settlement of all disputes between the two parties, as well as pledge and assigned the DCG four term assignments. On March 2009, Vortex One via exercise its pledge entered into a sale agreement with third party with regards to the 4 term assignments. Said sale was given full effect in these financial statements.

5. Dispositions

On August 19, 2008, the Company entered into a Final Fee Agreement (the “Consultant Agreement”) with a third party, C. Properties Ltd. (“Consultant”). Pursuant to the Consultant Agreement, the Company agreed with the Consultant to exchange the Company’s interest in AGL as a final fee in connection with its DCG acquisition.  The Company had to pay Consultant certain fees in accordance with the Consultant Agreement and the Consultant had agreed that, in lieu of cash payment, it would receive an aggregate of up to 734,060,505 shares of stock of the AGL, which the Consultant deemed fair market value for the services rendered.

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

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained a new reserve report for the Company's interest in DCG and Vortex One (on January 2009) that indicated that the DCG properties were negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely. On June 30, 2008, the Company formed Vortex One, a limited liability company, with Tiran Ibgui, an individual ("Ibgui") as reported on the Company's 8-K. Said agreements, in addition, included the assignment of its four leases in Crockett County, Texas to Vortex One. As a condition precedent to Ibgui contributing the required funding, Vortex One pledged all of its assets to Ibgui including the leases. On October 29, 2008, the Company entered into a settlement arrangement with Mr. Ibgui, whereby the Company agreed to transfer the 5,250 common shares previously owned by Vortex One to Mr. Ibgui. Further, in February 28, 2009, Ibgui, as the secured lender to Vortex One, directed Vortex One to assign the term assignments with 80% of the proceeds being delivered to Ibgui, as secured lender, and 20% of the proceeds being delivered to the Company - as per the original agreement.  The transaction closed on February 28, 2009 in consideration of a cash payment in the amount of $225,000, a 12 month promissory note in the amount of $600,000 and a 60 month promissory note in the amount of $1,500,000. Mr. Ibgui paid $25,000 fee, and from the net consideration of $200,000 Mr. Ibgui paid the Company its 20% portion of $40,000 on March 3, 2009, per the LLC operating agreement between the parties. No relationship exists between Ibgui, the assignee of the leases and the Company and/or its affiliates, directors, officers or any associate of an officer or director.

The note’s term dictate that if for the month prior to the distribution, the natural gas price per the Henry Hub Spot as quoted on Bloomberg.com/energy has averaged less than $4.00 per MCF, then operator will pay to Seller for that specific month an amount equal to 35% of the GROSS revenue generated from the properties contained in the Assignment, less (1) a royalty payment payable to landowner equal to 26% of the gross revenue; (2) a tax payment payable to the Texas Railroad Commission equal to 7% of gross revenue; and (3) monthly operating expenses not to exceed $660.00 per well per month, and the balance that was not paid per the agreed schedule (12 payments of $50K, then $25K per month for 60 months), will be added to the following month payment, as additional balance added to the monthly payment.

To date the operator of the wells paid Vortex One per the agreement terms 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex One position is that the Buyer as well as the operator is under breach of the Sale agreement and the Note’s terms, and notice has been issued.

In the following tables, the Company provides a breakdown of the balances associated with discontinued operation, as appear in the financials:

	Nine months ended Sep 30, 2009	Year ended December 31, 2008
Discontinued Operations – Current Assets:
Gas Rights on Real property	$—	$
Note Receivable	600,000		—
Total	$600,000		$—

Discontinued Operations – Non Current Assets:
Note Receivable	$1,500,000		$2,600,000

Discontinued Operations – Total Assets:	$2,100,000		$2,600,000

Minority interest in subsidiary

As per the above discloser, the net Minority interest in the subsidiary per the operating agreement instructions, and settlement agreements can be summarized as following:

Original Cash Investment	525,000.00
Proceeds from sale
Gross amount	(225,000.00)
Fee paid by Ibgui	25,000.00
Company Interest 20% Per operating Agreement	40,000.00

Net	365,000.00

6. Commitments and Contingencies

(a) Employment Agreements

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. During the quarter and years 2008 and 2007, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of September 30, 2009, the Company owes Mr., Attia approximately 600 thousand dollars. On August 14, 2006, the Company amended the agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year.

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

(b) Construction Loans

During 2007, the Company entered into several loan agreements with different financial institutions in connection with the financing of the different real estate projects. All balances of said loan were paid-off during 2008 (see below)

(c) AGL Transaction:

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 AGL become subsidiary of the Company.  During 2008 via a fee agreement with third party, the Company divested all its interest in AGL, effective January 1, 2008, and the company financials reflect such disposal. During the first quarter of 2009, third party (Upswing Ltd) filed a complaint in Israel against AGL, Mr. Yossi Attia and Mr. Shalom Attia with regards to certain stock certificates of which the Company was the beneficiary owner at the relevant times. The company was not named as a party to said litigation. Mr. Attia notified the Company that he holds it responsible to all the damages he may suffer, as the underlying assets that are subject to the litigation in Israel were assets of the Company which were purchased by him from a third party that acquired said assets from the Company. As such, the Company is examining its potential legal options.

As part of the AGL closing, the Company undertook to indemnify the AGL in respect of any tax to be paid by Verge, deriving from the difference between (a) Verge's taxable income from the Las Vegas project, up to an amount of $21.7 million and (b) the book value of the project in Las Vegas for tax purposes on the books of Verge, at the date of the closing of the transfer of the shares of Verge to the Company.  Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $11 million. The Company believes it as no exposure under said indemnification. Attia Project undertook to indemnify AGL in respect of any tax to be paid by Sitnica, deriving from the difference between (a) Verge's taxable income from the Samobor project, up to an amount of $5.14 million and (b) the book value of the project in Samobor for tax purposes on the books of Sitnica, at the date of the closing of the transfer of the shares of Sitnica to the Company.  Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $0.9 million. The Attia Project undertook to bear any additional purchase tax (if any is applicable) that Sitnica would have to pay in respect of the transfer of the contractual rights in investment real estate in CroAttia, from the Attia Project to Sitnica.

On April 29, 2008, the Company entered into Amendment No. 1 ("Amendment No. 1") to that certain Share Exchange Agreement between the Company and Trafalgar Capital Specialized Investment Fund, ("Trafalgar"). Amendment No. 1 states that due to the fact that the Israeli Securities Authority ("ISA") delayed the issuance of the Implementation Shares issuable from the Attia Group to Trafalgar, that the Share Exchange Agreement shall not apply to 69,375,000 of the Implementation Shares issuable under the CEF. All other terms of the Share Exchange Agreement remain in full force and effect.

(d) Lease Agreements

Future minimum payments of obligations under operating lease at September 30, 2009 are as follows:

The Company head office is located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis (The Company noticed the landlord that effective December 1, 2009 it will terminate and vacate the premises), paying $219 per month. The Company’s operation office is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month. Effective December 1, 2009 the Company will operate only from its operational offices located in West Hollywood, California.

Future minimum payments of obligations under operating lease at September 30, 2009 are as follows:

2009	2010	2011	2012	2013	Thereafter
$7,938	$30,000	$30,000	$—	$—	$—

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

2007 Litigation - On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against Yalon Hecht, a foreign attorney alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. On April 2007, Mr. Hecht returned $92,694 (70,000 Euros on the date of transfer) to the Company which netted $72,694.  On June 2007, the Company filed a claim seeking a default judgment against Yalon Hecht. On October 25, 2007, the Company obtained a default judgment against Yalon Hecht for the sum of $249,340.65. As of today, the Company has not commenced procedures to collect on the default judgment.

Verge Bankruptcy - On January 23, 2009, Verge Living Corporation (the “Debtor”), a former wholly owned subsidiary of Attia Group Limited (“AGL) - a former subsidiary of the Company, filed a voluntary petition (the “Chapter 11 Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”).  The Chapter 11 Petitions are being administered under the caption In re: verge Living Corporation, et al., Chapter 11 Case No. ND 09-10177 (the “Chapter 11 Proceedings”).  The Bankruptcy Court assumed jurisdiction over the assets of the Debtors as of the date of the filing of the Chapter 11 Petitions.  On April 28, 2009, Chapter 11 Proceedings changed venue to the United States Bankruptcy Court for the District of Nevada, Chapter 11 Case No BK-S-09-16295-BAM. As Debtor as well as its parent AGL were subsidiaries of the Company at time when material agreements where executed between the parties, the Company may become part of the proceeding.

Rusk Litigation - In August 2008, Dennis E. Rusk Architect LLC and Dennis E. Rusk, (“Rusk”) were terminated by a former affiliate of the Company. Rusk filed a lawsuit against the Debtor, the Company and multiple other parties in Clark County, Nevada, Case No. A-564309, whereby Rusk seeks monetary damages for breach of contract. Even though the Company was not served with the Complaint, the adversary parties were able to obtain a default judgment against the Company. On or around October 28, 2009 the Company and all  Third parties settled the dispute for the amount of  $400,000. As the company has not sufficient funds, it agreed that  the Company issues Emvelco RE 4,000,000 shares of common stock of the Company (the “Shares”) and said issuance to be considered by the third parties as the company participation in said settlement. the Company authorized to issue Emvelco RE the Shares which shall be issued under Section 4(2) of the Securities Act of 1933, as amended, and which shall be considered validly issued and duly authorized.

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

Trafalgar Capital Litigation - The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established a financial relationship which should create a source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in this filling). The Company position is that the DCG transactions (among others) would not have been closed by the Company, unless Trafalgar will provide the needed financing needed for the drilling program. On December 4, 2008 in lieu of the world economy crisis, the company addressed Trafalgar formally to summarize the amendment to exiting business practice and modification of terms for existing As well as future financing. On January 16, 2009 based on Trafalgar default, the Company sent to Trafalgar notice of default together with off-set existing alleged notes due to Trafalgar to mitigate the Company losses. Representative of the parties having negotiations, trying to resolve said adversaries between the parties, with the Company position that in any event the alleged notes to Trafalgar should be null and void by the Company. On April 14, 2009, the Company filed a complaint in Superior Court of California, County of Los Angeles, Case No. BC 411768_against Trafalgar Capital Specialized Investment Fund, Luxembourg and its affiliates (which was served on June 5, 2009 via registered mail), alleging breach of contract and fraud and alleged damages in the amount of $30,000,000.  While the Company believes it has meritorious claims, it is not possible at this time to reasonably assess the outcome of the case or its impact on the Company. On July 2009 Trafalgar filled a complaint in Florida against the Company (case number 09-60980). As the Company was un-aware of said Trafalgar complaint for lack of service per the Company position, on August 2009 Trafalgar obtained default judgment against the Company for $2,434,129.06. The Company filed a motion to vacate said judgment based on bad service. On September 10, 2009 the Company served Trafalgar managing agent with its complaint. Trafalgar did not answer the Company complaint and as such the Company filled entry of default against Trafalgar.  On October 29, 2009 a default against Trafalgar for $30 million was entered (Case number: BC411768). The Company is pursuing final default judgment for the same amount. On November 16, 2009 Trafalgar filled a motion to vacate the entry of default based on in proper service per their position. The Company position is that service was done properly.

Vortex One - The Company via Vortex One commended its DCG’s drilling program, where Vortex One via its member Mr. Ibgui, was the first cash investor. Since said cash investment was done in July 2008, the Company defaulted on terms, period and presentations (based on third parties presentations). Based on series of defaults of third parties, Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex One position is that the Buyer as well as the operator is under breach of the Sale agreement and the Note’s terms, and notice has been issued for default. The Company and Ibgui learning the operator report, and in lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finish its investigation of the subject.

On July 1, 2008, DCG entered into a Drilling Contract (Model Turnkey Contract) ("Drilling Contract") with Ozona Natural Gas Company LLC ("Ozona"). Pursuant to the Drilling Contract, Ozona has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells scheduled for as later phase, by Ozona and Mr. Mustafoglu, as well as the wells locations. Based on Mr. Mustafoglu negligence and executed un-authorized agreements with third parties, the Company may have hold Ozona and others responsible for damages to the Company with regards to surface rights, wells locations and further charges of Ozona which are not acceptable to the Company. The Company did not commence legal acts yet, and evaluate its rights with its legal consultants.

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

During the first quarter of 2009, third party (Upswing limited) filed a complaint in Israel against AGL, Yossi Attia (the Company CEO) and Mr. Shalom Attia (controlling shareholders of AP and brother of Yossi Attia). The company was not named in said procedure, yet as being the parent Company of AGL from November 2, 2007 until it had been disposed, the Company may be involved in said litigation.

On August 4, 2009, the Company filed a Form 8-K Current Report with the Securities and Exchange Commission advising that Eric Ian Wang (“Wang”) was appointed as a director of the Company on August 3, 2009. Mr. Yang was nominated as a director at the suggestion of Yasheng which approved the filing of the initial Form 8-K. On August 5, 2009, Mr. Wang contacted the Company advising that he has not consented to such appointment. Accordingly, Mr. Wang has been nominated as a director of the Company but has not accepted such nomination and is not considered a director of the Company. Mr. Wang's nomination was subsequently withdrawn. Furthermore, although no longer relevant, Mr. Wang's work history as disclosed on the initial Form 8K was derived from a resume provided by Mr. Wang. Subsequent to the filing of the Form 8-K, Mr. Wang advised that the disclosure regarding his work history was inaccurate. As a result, the disclosure relating to Mr. Wang's work history should be completely disregarded. The Company believe that at the time that these willful, malicious, false and fraudulent representations were made by Wang to the company, Wang knew that the representations were false and that he never intended to be appointed to the board. The company informed and believe the delivery of the resumes, and the later demand for a retraction of the resumes, were part of a scheme (with others) to injure the business reputation of the company to otherwise damages its credibility such that the Company would have a lesser bargaining position in the finalization of the documents relating to the Yasheng transaction. As such the Company filled on September 2009 a complaint against Wang in California Superior Court – San Bernardino County – Case No.: CIVRS909705.

On October 20, 2009, an alleged former shareholder of the Company (Mr. Sharp), has filed a lawsuit against the Company in San Diego County, California (case number SC105331). Mr. Sharp subsequently attempted to settle the matter for a nominal fee, which the Company refused to accept. The Company disputes all of Mr. Sharp’s claims as meritless, frivolous and unsubstantiated and believes that it has substantial and meritorious legal and factual defenses, which the Company intends to pursue vigorously.

(f) Sub-Prime Crisis and Financials Markets Crisis

The global recession has negatively affected the pricing of commodities such as oil and natural gas.  In order to reduce the Company risks and more effectively manage its business and to enable Company management to better focus on its business on developing the natural gas drilling rights, the board of directors had a discussion and resolution vacating the DCG project entirely.

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
.
(i) Potential exposure due to Pending Project under Due Diligence:

Barnett Shale, Fort Worth area of Texas Project - On September 2, 2008, the Company entered into a Memorandum of Understanding (the "MOU") to enter into a definitive asset purchase agreement with Blackhawk Investments Limited, a Turks & Caicos company ("Blackhawk") based in London, England. Blackhawk exercised its exclusive option to acquire all of the issued and allotted share capital in Sand haven Securities Limited ("SSL"), and its underlying oil and gas assets in NT Energy. SSL owns approximately 62% of the outstanding securities of NT Energy, Inc., a Delaware company ("NT Energy"). NT energy holds rights to mineral leases covering approximately 12,972 acres in the Barnett Shale, Fort Worth area of Texas containing proved and probable undeveloped natural gas reserves. SSL was a wholly owned subsidiary of Sand haven Resources plc ("Sand haven"), a public company registered in Ireland, and listed on the Plus exchange in London.

In lieu of hindering the due diligence process by Sand haven officers, as well as potential conspiracy of Trafalgar, the Company could not complete adequately its due diligence, and said transaction was null and void.

(j) Trafalgar Convertible Note:

In connection with said note and as collateral for performance by the Company under the terms of said note, the Company issued to Trafalgar 45,000 common shares to be placed as security for said note. Said shares considered by the Company to be escrow shares, and as such are not included in the Company outstanding common shares.

(k) Short Term Loan – by Investor:

On September 5, 2008 the Company entered a short term loan memorandum, with Mahomet Hauk Nudes, for a short term loan (“bridge”) of $220,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of $1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 2,000 cashless warrants from September 15, 2008 at exercise price of $1.50 for a period of 2 years.  The Company contests the validity of said warrants for a cause.

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

(m) Lines of Credit and Restricted Cash

The Company’s real estate investment operations required substantial up-front expenditures for land development contracts and construction. Accordingly, the Company required a substantial amount of cash on hand, as well as funds accessible through lines of credit with banks or third parties, to conduct its business.  The Company had financed its working capital needs on a project-by-project basis, primarily with loans from banks and debt via the All Inclusive Trust Deed Agreement (AITDA), and with the existing cash of the Company.  The Company paid off the lines of credit in full during 2008.

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

On July 15, 2009 TAS which owned Series B preferred shares, converted the Series B Preferred Shares to 7,500,000 common stock 0.001 par values per share.

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

(t) Reverse Split and Name changed

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

(u) Pending Transaction associate with the Yasheng Group

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

(ii) On July 2009 the Company signed an agreement with Better Online Solutions (“BOSC”) for consulting services for the Company logistic center, as well as for the Crate joint venture. Said agreement was signed for the purpose of establishing supply chain solutions and RFID protocols. In return the Company will provide BOSC with first right of refusal matching bid contract for supply said services.

(iii) On July 2009 the Company has entered negotiations with Management Consulting Company (“MCC”) to explore further expansion and acquisitions for Yasheng Russia (See Create Joint Venture). MCC is a division of IFD Capital Group in Russia.

(iv) On January 20, 2009, the Company entered into a non-binding Term Sheet (the "Term Sheet") with Yasheng in connection with the development of a logistics centre. Pursuant to the Term Sheet, the Company granted Yasheng an irrevocable option to merge all or part of its assets into the Company (the "Yasheng Option"). If Yasheng exercises the Yasheng Option, as consideration for the transaction to be completed between the parties, the Company will issue Yasheng such number of shares of the Company's common stock calculated by dividing the value of the assets which will be included in the transaction with the Company by the volume weighted average price of the Company's common stock as quoted on a national securities exchange or the Over-the-Counter Bulletin Board for the ten days preceding the closing date of such transaction. The value of the assets contributed by Yasheng will be based upon the asset value set forth in Bashing’s audited financial statements provided to the Company prior to the closing of any such transaction. On June 18, 2009, as a result of Bashing’s efforts, Change Golden Dragon Industrial Co., Ltd., a company which is not affiliated with Yasheng ("Golden Dragon"), delivered a notice whereby it has advised that it wishes to exercise the Yasheng Option by merging into the Company in consideration of shares of preferred stock with a stated value in the amount of $220,000,000 that may be converted at a $1.10 per share, a premium to the Company's current market price, into 200,000,000 shares of common stock of the Company. The shareholders of Golden Dragon (the "Shareholders") are all foreign citizens. As a result, the issuance, if consummated will be in accordance with Regulation S as adopted under the Securities Act of 1933, as amended. Further, the Shareholders are entitled to assign such shares as each deems appropriate. In addition, the Company is required to raise $20,000,000 to be used by Golden Dragon for working capital purposes. Golden Dragon is a Chinese corporation with primary operation in Gansu province of China. The Company designs, develops, manufactures and markets farming and sideline products including fruits, barley, hops and agricultural materials.

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

Year	Rent	Security	R/E tax (est.)	Mica (est.)	Total
Begin	-	252,500.00	-	100,000.00	352,500.00
1	575,700.00	-	360,000.00	56,964.00	992,664.00
2	2,302,800.00	-	360,000.00	56,964.00	2,719,764.00
3	2,545,200.00	-	360,000.00	56,964.00	2,962,164.00
4	2,545,200.00	-	360,000.00	56,964.00	2,962,164.00
5	2,787,600.00	-	360,000.00	56,964.00	3,204,564.00
6	3,030,000.00	-	360,000.00	56,964.00	3,446,964.00
7	3,030,000.00	-	360,000.00	56,964.00	3,446,964.00
					-
Total	16,816,500.00	252,500.00	2,520,000.00	498,748.00	20,087,748.00

Per authorization received from Yasheng Group the Company entered negotiations with the owner of the Facility to acquire the “big box” with financing from the owner. The Company exchanged a few counter offers with the Facility’s owner and negotiations are ongoing. As disclosed by the Company (see below and Subsequent events), Yasheng BVI noticed the Company of termination of the Exchange Agreement, and as such the Company, which is still pursuing its core business (developing of a logistic center), instructed it’s listing agents to locate a smaller Facility for the company than the above.

(viii) On August 5, 2009, the Company together with Yasheng Group, a California corporation ("Yasheng" and together with the Company, the "Yasheng Parties") entered a Memorandum of Understanding ("MOU")with Pfau, Pfau & Pfau LLC ("Pfau") a Florida limited liability company for the purpose of creating a joint venture for the development and operation of three properties owned by Pfau. The Company received Paul’s countersigned MOU on August 16, 2009. Pfau owns three properties including (i) approximately 28,000 acres in Southeastern San Benito County, California which includes approximately 12,000 acres designated and planned by Pfau for olive trees, an olive oil milling and bottling plant and potential oil wells (nine wells exiting on the property, where only one well is producing), (ii) approximately 45 acres in Kona, Hawaii which is planned to be developed by Pfau into a coffee plantation and (iii) approximately 502 acres in San Marcos, California planned to be developed by Pfau into about 750 residences and an off-site 1.5 million square feet of commercial/mixed use land. The intentions of the parties to this proposed joint venture are (i) to re-finance the existing liens to provide that the new loans in the approximate amount of $50 million (the "New Loan"), which debt can be serviced through the proceeds generated from the properties, and (ii) to obtain financing (a development line of credit in the additional amount of $85 million) (the "Line of Credit") for further implementation of the Pfau properties' agricultural, crude oil and residential development. Pfau members shall deposit into an escrow account 50% ownership of Pfau, which will be released to the Yasheng Parties upon the funding and the release of any existing liens on Pfau and its properties. In return for the 50% ownership of Pfau, Yasheng Parties will guaranty the New Loan and the Line of Credit, if needed, , subject to acceptance by the Yasheng Parties of the terms and conditions of the funding. Pfau will allow Yasheng Parties to use its collateral to obtain the New Loan and the Line of Credit. As Pfau is has filed for Chapter 11 protection with the U.S. Bankruptcy Court for the Southern District of California (case # is 08-12840-PB11), it is intended that the signing of the MOU or the Yasheng Parties ownership of 50% of Pfau, will in no way subject the Yasheng Parties or any of their officers or directors to liability to the existing creditors of Pfau or to any third party. As such any funding obtained by Yasheng Parties, if at all, and the execution of definitive joint venture documents, will be subject to Court approval. Pfau is has filed for Chapter 11 protection with the U.S. Bankruptcy Court for the Southern District of California (case # is 08-12840-PB11). On October 22, 2009, Pfau reached an agreement with its secured creditors for extension of the first mortgage amounting to approximately $22.8M until May 2010, which may be extended further until September 2010. The second and third secured creditors represent about $28M in debt have consented to the extension. Pfau is in active negotiations with the holders of the second and third position in order to re-structure this debt as well. There is no guaranty that Pfau will be successful in re-structuring this debt. The agreement providing for the extension of the first position holder was approved by the Court. As such any funding obtained by Yasheng Parties, if at all, and the execution of definitive joint venture documents, will be subject to Court approval as well as the approval of the Board of Directors of the Company.

(ix) On August 26, 2009, the Company entered into an agreement with Yasheng Group, a California corporation ("Group"), pursuant to which the Company agreed to acquire 49% of the outstanding securities (the "Yasheng Logistic Securities") of Yasheng (the United States) Logistic Service Company Incorporated ("Yasheng Logistic"), a California corporation and a wholly owned subsidiary of Group. In consideration of the Yasheng Logistic Securities, the Company will issue Group 100,000,000 restricted shares of common stock of the Company (the "Company Shares"). The Company is required to issue the Company Shares and Yasheng Logistic is required to issue the Yasheng Logistic Securities within 32 days of the Agreement. Further, Group has agreed to cancel the 50,000,000 shares of the Company that were previously issued to Group. The sole asset of Yasheng Logistic is the certificate of approval for Chinese enterprises investing in foreign countries granted by the Ministry of Commerce of the People's Republic of China.  As of November 20, 2009, the aforementioned transaction has not yet closed.

(x) On August 26, 2009, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Yasheng Group (BVI), a British Virgin Island corporation (“Yasheng-BVI”), pursuant to which Yasheng-BVI agreed to sell the Company 75,000,000 shares (the “Group Shares”) of common stock of Yasheng Group, a California corporation (“Group”) in consideration of 396,668,000 shares (the “Company Shares”) of common stock of the Company (the “Exchange”).

Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As previously disclosed, the Exchange was not closed by the Closing Date but both parties were actively moving towards closing.

As part of the closing procedure, the Company requested that Yasheng-BVI provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the Exchange.    On November 3, 2009, the Company sent Group and Yasheng-BVI a letter demanding various closing items.  Group and Yasheng-BVI did not deliver the requested items and, on November 9, 2009, after verbally  consulting management of the Company with respect to the hardship and delays expected consolidating both companies audits, Group and Yasheng-BVI  sent a termination notice to the Company advising that the Exchange Agreement has been terminated.

The Company is presently evaluating its options in moving forward with respect to Group based on various letters of intent and agreements with Group regarding various matters and is presently determining whether it should cease all activities with Group. As stated in Group press release: “Yasheng Group has other agreements with or involving Yasheng Eco Trade Corp as previously announced by Yasheng Eco Trade Corp and Yasheng Group can provide no assurances at this time that those agreements will be consummated”.  As such, the closing of any of the above (i) to (x) business opportunities by the Company, if at all, will require the completion of definitive documentations and completion of due diligence by the Company.  Final closing is subject to approval of the final definitive agreements by the Boards of Directors of the Company.  There is no guarantee that the parties will reach final agreements or that the transactions will close on the terms set forth above. Cukierman & Co. Investment House Ltd – a foreign Investment banking firm, as an advisor to the Company, is currently working with Yasheng Group trying to complete the due diligence package needed for the Company to acquire a stake in Yasheng Group or to proceed with any of the above,  if at all.

7. Stockholders’ Equity

Common Stock:

On February 14, 2008, the Company raised Three Hundred Thousand Dollars ($300,000) in connection with a private offering to various accredited investors. The offering is for Company common stock which was issued as "restricted securities" at $1.00 per share. The money raised was used for working capital and business operations of the Company. The private offering was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement.

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

On October 1, 2008, the Company entered into a short term note payable (6 month maturity) with AP – a foreign Company controlled by Shalom Attia (the brother of Yossi Attia, the Company CEO – the “Holder”), a third party, for $330,000. The note bears 12% interest commencing October 1, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.015 per share. Holder has advised that it has no desire to convert the AP Note into shares of the Company’s common stock at $1.50 per share at this time as the Company’s current bid and ask is $0.23 and $0.72, respectively, and there is virtually no liquidity in the Company’s common stock. The Company is in default on the AP Note, and Holder has threatened to commence litigation if it not paid in full. The Company does not have the cash resources to pay off the AP Note due to current capital constraints. Holder has agreed that it is willing to convert the AP Note if the conversion price is reset to $0.04376 resulting in the issuance of 8,000,000 shares of common stock (the “Shares”) of the Company or 7.56% of the Company assuming 105,884,347 shares of common stock outstanding (97,884,347 as of May 7, 2009 plus 8,000,000 shares issued to Holder). The parties entered a settlement agreement in May 2009.  The agreement with AP was approved by the Board of Directors where Mr. Yossi Attia has abstained from voting due to a potential conflict of interest.

On July 15, 2009 TAS which owned Series B preferred shares, converted the Series B Preferred Shares to 7,500,000 common stock 0.001 par values per share.

On July 23, 2009, the Company issued 46,460 shares of its common stock 0.001 par value per share, to Stephen M. Fleming, the Company’s securities counsel pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration.

On August 17, 2009, the Company entered into a Subscription Agreement with an accredited investor pursuant to which the investor agreed to acquire up $400,000 in shares of common stock of the Company at a per share purchase price equal to the average closing price for the five trading days prior to close. On August 17, 2009, the accredited investor purchased 350,877 restricted shares of common each at $0.57 per share for an aggregate purchase price of $200,000, which was paid in cash. On August 31, 2009, the accredited investor purchased an additional 150,060 shares of common stock at $.3332 per share for an aggregate purchase price of $50,000, which was paid in cash. On September 4, 2009, an accredited investor purchased 574,718 restricted shares of common each at $.22136 per share for an aggregate purchase price of $127,219.48, which was paid in cash. The shares of common stock were offered and sold to the accredited investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. The investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Earnings (Loss) Per Share

Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share as of the nine months ended September 30:

	2009	2008
Net Loss from continuing operations	(570,147)	2,510,809
Weighted average shares outstanding, basic	28,985,375	19,046,024
Convertible preferred stock –converted (diluted) - 6.25 to 1 (see preferred stock below)	—	—
Weighted average shares for purpose of computing diluted loss per share	28,985,375	19,046,024

Weighted average number of shares outstanding, basic (1:100 reverse split)	28,985,375	19,046,024
Weighted average number of shares outstanding, diluted (1:100 reverse split)	28,985,375	19,046,024

Net Loss per share, basic	(0.18)	(1.10)
Net Loss per share, diluted	(0.18)	(1.10)

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

Series B - On December 5, 2008 the Company entered into and closed end Agreement with T.A.S. Holdings Limited ("TAS") (the "TAS Agreement") pursuant to which TAS agreed to cancel the debt payable by the Company to TAS in the amount of approximately $1,065,000 and its 150,000 shares of common stock it presently holds in consideration of the Company issuing TAS 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the "Series B Stock"). The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009. In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year. The Series B Stock restricts the ability of the holder to convert the Series B Stock and receive shares of the Company's common stock such that the number of shares of the Company common stock held by TAS and its affiliates after such conversion does not exceed 4.9% of the Company's then issued and outstanding shares of common stock. The Series B Stock was offered and sold to TAS in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. TAS is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company filed its Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the State of Delaware. The preferred shares were subsequently converted to 7,500,000 shares of common stock and are included in the EPS calculation above.

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

(b) Other Options

As of September 30, 2009, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the period ended September 30, 2009 and the year ended December 31, 2008.

The following table summarizes information about shares subject to outstanding options as of September 30, 2009, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

As part of some Private Placement Memorandums the Company issued warrants that can be summarized in the following table:

Name	Date	Terms	No. of Warrants	Exercise Price

Party 1	3/30/2008	2 years from Issuing	200,000	$1.50
Party 1	3/30/2008	2 years from Issuing	200,000	$2.00
Party 2	6/05/2008	2 years from Issuing	300,000	$1.50
Party 3	6/30/2008	2 years from Issuing	200,000	$1.50
Party 4	9/5/2008	2 years from Issuing	200,000	$1.50

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

The balance of securities that can be issued under the 2008 Plan is 46,460 shares of Common Stock. Per issuing that took place on July 23, 2009 - , the Company issued 46,460 shares of its common stock 0.001 par value per share, to Stephen M. Fleming, the Company’s securities counsel pursuant to the 2008 Employee Stock Incentive Plan, the 2008 Plan was closed, and no more securities can be issued under this plan.

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

As of September 30, 2009 the Company had 1,000 treasury shares in its possession scheduled to be cancelled.

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

11. Subsequent events

On October 7, 2009, Mace Miller resigned as a director of the Company to focus on other business interest. Mr. Miller was initially appointed as a director when the Company was focusing its operations on the oil and gas business. As the Company is now focused its operations on developing a logistics center, Mr. Miller has elected to resign. There is no disagreement known to any executive officer of the Company between the Company and Mr. Miller on any matter relating to the Company's operations, policies or practices.

On October 22, 2009, the Company issued Corporate Evolutions, Inc. 500,000 shares of common stock. Corporate Evolutions, Inc. provides investor relation services to the Company and is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder.

On August 26, 2009, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Yasheng Group (BVI), a British Virgin Island corporation (“Yasheng-BVI”), pursuant to which Yasheng-BVI agreed to sell the Company 75,000,000 shares (the “Group Shares”) of common stock of Yasheng Group, a California corporation (“Group”) in consideration of 396,668,000 shares (the “Company Shares”) of common stock of the Company (the “Exchange”). Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As previously disclosed, the Exchange was not closed by the Closing Date but both parties were actively moving towards closing. As part of the closing procedure, the Company requested that Yasheng-BVI provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the Exchange.    On November 3, 2009, the Company sent Group and Yasheng-BVI a letter demanding various closing items.  Group and Yasheng-BVI did not deliver the requested items and, on November 9, 2009, after verbally  consulting management of the Company with respect to the hardship and delays expected consolidating both companies audits, Group and Yasheng-BVI  sent a termination notice to the Company advising that the Exchange Agreement has been terminated.

On or around October 28, 2009 the Company and all other parties settled the Rusk dispute for $400,000 to be paid within 75 days from settlement. As the Company does not have sufficient funds to pay the Settlement Amount, and Emvelco RE Corp.  (“Emvelco RE Corp.”) has agreed indemnify the Company and pay the Settlement Amount if the Company issues Emvelco RE 4,000,000 shares of common stock of the Company (the “Shares”)., the Company authorized to issue Emvelco RE the Shares which shall be issued under Section 4(2) of the Securities Act of 1933, as amended, and which shall be considered validly issued and duly authorized. The agreement is subject to court approval.

On October 29, 2009, the Company entered into a Collaboration Agreement (the "Agreement") with IPF-AGRO Management Company ("IPF"), Yasheng Group ("Yasheng") and Cukierman & Co. Consulting (the Company, IPF and Yasheng herein collectively referred to as the "Parties") for the purpose of creating a joint venture on the basis of joining the agricultural and financial assets of the Parties and developing business contacts of the Parties. The Parties will collaborate on various investment projects associated with agricultural industry development in Russia, including the production, storage and marketing of potatoes and barley, cattle breeding and the trading of agricultural products on an international basis. The establishment of the joint venture is subject to the drafting of a definitive agreement and board approval of each of the Parties. There is no guarantee that the Company will enter into a definitive agreement in connection with this joint venture. Further, as discussed with respect to the proposed closing of the acquisition of an equity interest in Yasheng (the "Yasheng Acquisition") in the Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2009, the Company is continuing its due diligence of Yasheng as well as the other parties associated with this proposed joint venture and, as a result, the closing of the Yasheng Acquisition and the development of the joint venture are subject to successfully completing this due diligence.

Effective December 1, 2009 the Company will operate only from its operational offices located in West Hollywood, California.

On November 20, 2009 the Company entered into a non-binding term sheet with Socius Capital Group, a third party, pursuant to which the parties have indicated that they intend to enter into a Preferred Stock Purchase Agreement whereby the investor will commit to purchase up to $5,000,000 of our preferred shares from time to time, assuming that we have entered a definitive agreement, we have an effective registration statement and all other closing conditions have been satisfied, we may send a notice requiring the investor, to purchase shares of our preferred shares. On each closing, we will also issue five-year warrants to purchase our common stock. Said financing is subject to a number of closing conditions, including the negotiation of definitive documentation, obtaining approval of our Board of Directors and filing a registration statement with the Securities Exchange Commission registering certain underlying shares on behalf of the investor.  Accordingly, there is no guarantee that we will be successful in raising capital through this arrangement

12.  Supplemental Oil and Gas Disclosures

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2008 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Due to issues in the development of the oil and gas project in Crockett County, Texas, the board obtained in January 2009, a reserve report for the Company's interest in Davy Crockett Gas Company, LLC (“DCG”) and Vortex Ocean One, LLC (“Vortex One”) which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely.

As a result of the series of these acquisition transactions, the Company’s ownership structure at September 30, 2009 is as follows:

100% of DCG – discontinued operations
50% of Vortex Ocean One, LLC - discontinued operations
About 7% of Micrologic, (Via EA Emerging Ventures Corp)

General Business Strategy

Our business plan since 1993 has been identifying, developing and operating companies within emerging industries for the purpose of consolidation and sale if favorable market conditions exist. Although the Company primarily focuses on the operation and development of its core businesses, the Company pursues consolidations and sale opportunities in a variety of different industries, as such opportunities may present themselves, in order to develop its core businesses and additional areas outside of its core business.  The Company may invest in other unidentified industries that the Company deems profitable. If the opportunity presents itself, the Company will consider implementing its consolidation strategy with its subsidiaries and any other business that it enters into a transaction.  In January 2009, the Company commenced the development of a logistics center in Southern California.

Logistics Center

The Company’s mission is to develop an Asian Pacific Cooperation Zone in Southern California to enhance and enable increased trade between the United States and China. The Company’s proposed future facility will provide a “Gateway to China” through a centralized location for the marketing, sales, customer service, product completion for “Made in the USA” products and distribution of goods imported from China.

The goal is for the Asian Pacific Cooperation Zone to initially house approximately 50 companies. Although the Company’s relationship with Yasheng Group, a California corporation, is currently under review by our Board of Directors, the Company may continue to pursue companies from the Gansu region of Northwest China introduced by Yasheng Group as potential clients for the logistics center.  As there is no guarantee that the Company will proceed with Yasheng Group, management intends to expand its search throughout China for potential clients. The Company plans to generate logistic center revenue, of which there is no guarantee, through a number of services including the lease of office space and storage space, distribution services and administration services along with other value added services.

The Company continues to pursue a lease for its facility.  On August 12, 2009, the Company entered into a 45 day exclusivity period to finalize an "Option to Buy" on a lease agreement for a "big box" facility located in Southern, California (the "Facility"). As the Yasheng Group acquisition has been terminated and our Board of Directors is presently considering whether to move forward with Yasheng Group on other areas of interest, the Company is now actively seeking a smaller facility for the first stage of its logistic center.

Yasheng Group

On January 20, 2009, the Company entered into a non-binding Term Sheet (the “Term Sheet”) with Yasheng Group, Inc., a California corporation (“Yasheng”).    Pursuant to the Term Sheet, Yasheng agreed to transfer 100% ownership of 80 acres of property located in Victorville, California for use as a logistics center and eco-trade cooperation zone (the “Project”).   On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center, and/or alliance with other major groups complimenting and/or synergetic to the development of a logistics center.  Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities and their efforts associated with the development of the logistics center.  The issuance of the shares of common stock to Yasheng and Capital Properties resulted in substantial dilution to the interests of other stockholders of the Company. but did not represent a change of control in the Company in light of the number of shares of common stock and Super Voting Series B Preferred Stock that was outstanding on the date of issuance The Company and Yasheng have also evaluated several properties throughout California with the goal of leasing the property to be used for the logistics center.  Management believes that leasing the property with an option to buy will have significant cost savings in comparison to acquiring such property.

On August 26, 2009, the Company entered into an agreement with Yasheng pursuant to which the Company agreed to acquire 49% of the outstanding securities (the “Yasheng Logistic Securities”) of Yasheng (the United States) Logistic Service Company Incorporated (“Yasheng Logistic”), a California corporation and a wholly owned subsidiary of Yasheng.  In consideration of the Yasheng Logistic Securities, the Company will issue Yasheng 100,000,000 restricted shares of common stock of the Company.  Further, Yasheng has agreed to cancel the 50,000,000 shares of the Company that were previously issued to Yasheng.  The sole asset of Yasheng Logistic is the certificate of approval for Chinese enterprises investing in foreign countries granted by the Ministry of Commerce of the People’s Republic of China. Closing of the Yasheng Logistic Securities transaction did not take place yet, as the Company did not received the required legal opinion from Yasheng.  Please see Commitments and Contingencies.

On August 26, 2009, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Yasheng Group (BVI), a British Virgin Island corporation (“Yasheng-BVI”), pursuant to which Yasheng-BVI agreed to sell the Company 75,000,000 shares (the “Group Shares”) of common stock of Yasheng Group in consideration of 396,668,000 shares (the “Company Shares”) of common stock of the Company (the “Exchange”).     The Exchange Agreement was subsequently terminated.  The Company is continuing to pursue its eco-trade center is Southern California.

Yasheng Group Option & Transactions

Pursuant to the Term Sheet, the Company granted Yasheng an irrevocable option to merge all or part of its assets into the Company (the “Yasheng Option”). The Company is presently considering whether to pursue this matter further.

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

On January 13, 2009, the Company entered into a Non Binding Term Sheet (the “Grand Term Sheet”) to enter into a definitive asset purchase agreement with Grand Pacaraima Gold Corp. (“Grand”), which owns 80% of the issued and outstanding securities of International Treasure Finders Incorporated to acquire certain oil and gas rights on approximately 481 acres located in Woodward County, Oklahoma (the “Woodward County Rights”).  In consideration for the Woodward County Rights, the Company will pay Grand an amount equal to 50% of the current reserves.  The consideration shall be paid half in shares of common stock of the Company and half in the form of a note.  The number of shares to be delivered by the Company will be calculated based upon the volume weighted average price (“VWAP”) for the ten days preceding the closing date.  The note will mature on December 31, 2009 and carry interest of 9% per annum payable monthly.  In addition, the note will be convertible into shares of common stock of the Company at a 10% discount to the VWAP for the ten days preceding conversion.  At the Company election, the Company may enter into this transaction utilizing a subsidiary to be traded on the Swiss Stock Exchange.  The above transaction is subject to the receipt of a reserve report, drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. Said reports were not provided to date by Grand, as such, there is no guarantee that the Company will be able to successfully close the above transaction. Dr. Gregory Rubin, a director of the Company, is an affiliate of ITFI and, as a result, has recused himself from any discussions regarding this matter.  Due to the drastic decline in gas and oil prices, the Company has shelved this transaction and may in the future again attempt to commence discussions with Grand in the future.

Micrologic, Inc.

On October 11, 2006, the Company, through EA Emerging Ventures Inc. (“EVC”) entered into a Term Sheet (the “Micro Term Sheet”) with Dr. Danny Rittman in connection with the formation and initial funding of Micrologic, Inc. (“Micrologic”), a Nevada corporation, for the design and production of EDA applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBox TM tools suite which shortens the time to market factor. NanoToolBox TM is a smart platform that is designed to accelerate IC’s design time and shrink time to market factor.   Pursuant to the Micro Term Sheet, the Company was obligated to fund Micrologic $1 million and only funded $400,000 to date. On November 15, 2007, the parties entered into a Settlement and Release Agreement and Amendment No. 1 (the “Micro Amendment”) to that Micro Term Sheet.  Pursuant to the Micro Amendment, the Company was required to fund an additional $50,000 for a total investment of $450,000 and received 100,000 shares of Micrologic (vested via EVC) representing about ten percent (10%) equity ownership in Micrologic, prior to further dilution. The Micro Amendment also contains a settlement and release clause releasing the parties from any further obligations to each other.  Micrologic subsequently issued additional securities diluting our interest to approximately 7% of the issued and outstanding of Micrologic, Inc.

Employees

As of the date of this filling, the Company employed a total of three full-time employees, all of whom are in executive and administrative functions.  We believe that our employee relations are good.

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced from 92,280,919 to 922,809.  The authorized shares of common stock remain as 400,000,000.  All shares amounts in this filling taking into effect said reverse, unless stated different. The Company issued stock on a post-split basis during the nine months ended September 30, 2009, resulting in 114,456,462 shares issued and outstanding as of September 30, 2009.

Results of Operations

Due to the financial investment in Gas and Oil activity, which commenced in May 2008 and the development of our logistic center operations, the consolidated statements of operations for the periods ended September 30, 2009 and 2008 are not comparable.

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

The consolidated statements of operations for the periods ended September 30, 2009 and 2008 are compared (subject to the above description) in the sections below:

Nine Months Period Ended September 30, 2009 Compared to Nine Months Period Ended September 30, 2008

Nine months ended September 30,	2009	2008
Total revenues	$—	$1,990,000

Revenues decreased by 100% or $1,990,000, primarily due to the sale of real estate property in 2008, compared to proceeds from selling the Company interests in 4 gas wells in 2009, which revenues are not reflected as they result from minority rights.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the nine months ended September 30, 2009 and 2008:

Nine months ended September 30,	2009	2008
Total cost of revenues	$—	$1,933,569

Cost of revenues decreased by 100% or $1,933,569, primarily due to the sale of property in 2008.

Compensation and related costs

The following table summarizes compensation and related costs for the nine months ended September 30, 2009 and 2008:

Nine months ended September 30,	2009	2008
Compensation and related costs	$214,597	$1,049,065

Overall compensation and related costs decreased by 80% or $834,468,  primarily due to the stock compensation expense recognized in 2008 for stock options granted to an executive officer of the Company in the amount of $729,537.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the nine months ended September 30, 2009 and 2008:

Nine months ended September 30,	2009	2008
Consulting, director and professional fees	$435,682	$12,655,015

Overall consulting, professional and director fees decreased by 97%, or $12,219,333, primarily as the result of a fee of $9,782,768 from C. Properties associated with the DCG transaction in 2008, and a $1,848,348 charge to stock compensation expense for various grants of shares and warrants related to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee in 2008.  These charges did not occur in 2009.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008:

Nine months ended September 30,	2009	2008
Other selling, general and administrative expenses	$222,801	$168,813

Other selling, general and administrative expenses increased by 32%, or $53,988, due mostly to the ongoing cash costs associated with various transactions including Yasheng.

Interest income and expense

The following table summarizes interest income and expense for the nine months ended September 30, 2009 and 2007:

Nine months ended June 30,	2008	2008
Interest income	$211,567	$473,597
Interest expense	$(2,172,808))	$(1,674,334)

The decrease in interest income is attributable to the Company’s revised investment strategy, which reduced the amounts entitled to interest income in 2009. The increase in interest expense of 30% or $(498,474), is primarily due to expense accrued for a debt discount relating to a convertible note payable transaction in the first quarter of 2009. We have accrued $434,129 in interest expense for the Traflagar Note in the third quarter of 2009. The remaining increase is due to the interest accrued due to former DCG members as well as increased borrowing under the line of credit and increased short term borrowing during the nine months ended September 30, 2008.

Three Months Period Ended September 30, 2009 Compared to Three Months Period Ended September 30, 2008

Due to the new financial investment in Gas and Oil activity, which commenced in May 2008, the consolidated statements of operations for the periods ended September 30, 2009 and 2008 are not comparable.

 The consolidated statements of operations for the three months period ended September 30, 2009 and 2008 are compared in the sections below:

Three months ended September 30,	2009	2008
Total revenues	$—	$1,990,000

Revenues decreased by 100% or $1,990,000, primarily due to the sale of real estate property in 2008,

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the three months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008
Total cost of revenues	$—	$1,933,569
Cost of revenues decreased by 100% or $1,933,569, primarily due to the sale of property in 2008,
Compensation and related costs

The following table summarizes compensation and related costs for the three months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008
Compensation and related costs	$71,532	$864,682

Overall compensation and related costs decreased by 92% or $793,150,  primarily due to the stock compensation expense recognized in the third quarter of 2008 for stock options granted to an executive officer of the Company in the amount of $729,537.
Consulting, director and professional fees

The following table summarizes consulting and professional fees for the three months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008
Consulting, director and professional fees	$164,312	$560,531

Overall consulting, professional and director fees decreased by 71% or $396,219, primarily as the result a charge to stock compensation expense for various grants of shares and warrants in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers’ fees in the third quarter of 2008.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008
Other selling, general and administrative expenses	$135,500	$30,977

Other selling, general and administrative expenses increased by 337%, or $104,523, due to the ongoing cash costs associated with various transactions including Yasheng.

Interest income and expense

The following table summarizes interest income and expense for the three months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008
Interest income	$—	$116,982
Interest expense	$(434,129)	$(862,347)

The decrease in interest income is attributable to the Company’s revised investment strategy, which reduced the amounts entitled to interest income in 2009. The decrease in interest expense of 50% or $428,245 is due to the decrease in borrowing and the accrual of $434,129 in interest expense in the third quarter for the Trafalgar note.

Liquidity and Capital Resources

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months.  During the quarters in  2009 and year 2008, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of September 30, 2009, the Company owes Mr., Attia approximately $600,000.  The Company will either need to raise capital from third parties or continue borrowing funds from Mr. Attia.  There is no guarantee that funds from private investors or Mr. Attia will continue to be available.

As of September 30, 2009, our cash, cash equivalents and marketable securities were $5,975, a decrease of approximately $2,146,052 from the end of fiscal year 2008. The decrease in our cash, cash equivalents and marketable securities is primarily the result of the need to fund our ongoing operations, stemming from the fact that cash flow from operations was negative in the first nine months of 2009.

Cash flows (used in) and provided by operating activities for the nine months ended September 30, 2009 and 2008 was $(570,147) and $2,510,809, respectively. The primary driver for the negative cash flow from operations in the first nine months of 2009 was the divestiture of Micrologic in 2008.  The cash flow provided by Micrologic in 2008 was not replaced with cash flow from other operational sources in 2009.  .

Cash flows used in investing activities for the nine months ended September 30, 2009 and 2008 was $0 and $(440,211), respectively. The change was primarily due to the significant reduction in loan advances to ERC and Verge from 2008 to 2009, and the investment in gas rights on real property in 2008, which did not occur in 2009.

Cash provided by financing activities for the nine months ended September 30, 2009 and 2008 was $452,219 and $(288,147) respectively. This increase is due to decreased net funding from our banks, third parties and related parties from 2008 to 2009.

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

Commitments and contingencies

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,704,129	—	$2,704,129	—	—

Total	$2,704,129	—	$2,704,129	—	—

Our Commitments and contingencies are stated in details in Notes to the Consolidated Financial Statements, which include required supplemental information.

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

Off Balance Sheet Arrangements

There is no material off balance sheet arrangements.

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

Management, with the participation of our principal executive officer, financial and accounting officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations . Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of September 30, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.   The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls that constitute material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.  The company intends to add accounting staff, subject to adequate financing, in order to assist in reducing its risk in these areas and plans to add additional personnel in accounting and internal auditing in the near future, which is subject to obtaining the required financing.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.              RISK FACTORS

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2009 TAS which owned Series B preferred shares, converted the Series B Preferred Shares to 7,500,000 common stock 0.001 par values per share.

On August 17, 2009, the Company entered into a Subscription Agreement with an accredited investor pursuant to which the investor agreed to acquire up $400,000 in shares of common stock of the Company at a per share purchase price equal to the average closing price for the five trading days prior to close. On August 17, 2009, the accredited investor purchased 350,877 restricted shares of common each at $0.57 per share for an aggregate purchase price of $200,000, which was paid in cash. On August 31, 2009, the accredited investor purchased an additional 150,060 shares of common stock at $.3332 per share for an aggregate purchase price of $50,000, which was paid in cash. On September 4, 2009, an accredited investor purchased 574,718 restricted shares of common each at $.22136 per share for an aggregate purchase price of $127,219.48, which was paid in cash.

On October 22, 2009, the Company issued Corporate Evolutions, Inc. 500,000 shares of common stock. Corporate Evolutions, Inc. provides investor relation services to the Company.

On August 26, 2009, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Yasheng Group (BVI), a British Virgin Island corporation (“Yasheng-BVI”), pursuant to which Yasheng-BVI agreed to sell the Company 75,000,000 shares (the “Group Shares”) of common stock of Yasheng Group, a California corporation (“Group”) in consideration of 396,668,000 shares (the “Company Shares”) of common stock of the Company (the “Exchange”). Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As previously disclosed, the Exchange was not closed by the Closing Date but both parties were actively moving towards closing. As part of the closing procedure, the Company requested that Yasheng-BVI provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the Exchange.    On November 3, 2009, the Company sent Group and Yasheng-BVI a letter demanding various closing items.  Group and Yasheng-BVI did not deliver the requested items and, on November 9, 2009, after verbally  consulting management of the Company with respect to the hardship and delays expected consolidating both companies audits, Group and Yasheng-BVI  sent a termination notice to the Company advising that the Exchange Agreement has been terminated.

On or around October 28, 2009 the Company and all other parties settled the Rusk dispute for $400,000 to be paid within 75 days from settlement. As the Company does not have sufficient funds to pay the Settlement Amount, and Emvelco RE Corp.  (“Emvelco RE Corp.”) has agreed indemnify the Company and pay the Settlement Amount if the Company issues Emvelco RE 4,000,000 shares of common stock of the Company (the “Shares”).
The above shares of common stock were offered and sold to the accredited investor in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. Each of the above parties are accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As reported under Legal proceedings, the Company notified Trafalgar that Trafalgar is in breech with regard to the services to be performed in accordance with the $2,000,000 loan agreement, and it therefore believes that the notes held by Trafalgar, which are a liability for the Company, are null and void.  A complaint was filed by the Company on April 2009. Pursuant to FASB 5, the $2,000,000 (the accrued balance is 2,434,129) is recorded as a liability on the balance sheet as the outcome of the legal actions is undeterminable at this time. The Company expensed the conversion feature of about $1.9MM as interest expense in the first quarter of 2009, and accrued interest expense in the amount of $434,129 during the third quarter of 2009. For further details, please see the Commitment and Contingencies section in the financial notes.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California, on November 20, 2009.

YASHENG ECO-TRADE CORPORATION

By:	/s/Yossi Attia
Yossi Attia
Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer