Form 10-K/A
period 2008-12-31
Yasheng Eco-Trade Corp
filed 2010-03-26
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A
(AMENDMENT NO. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________

Commission File Number 001-12000

YASHENG ECO-TRADE CORPORATION
(Name of  issuer as specified in its charter)

VORTEX RESOURCES CORP.
(Form name of issuer as specified in its charter)
Delaware	13-3696015
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210
 (Address of principal executive offices)

Issuer’s telephone number, including area code: (310) 461-3559
Issuer’s facsimile number, including area code: (310) 461-1901

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:             Common Stock, par value $0.001 per share

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐   Accelerated filer    ☐   Non-accelerated filer   ☐   Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No ☒

The aggregate market value of the registrant’s common stock (the only class of voting  stock) held by non-affiliates of the Company as of December 31, 2008 was $90.563, based on the closing price of the registrant’s common stock on such date of $0.02 as reported by the Over the Counter Bulletin Board.

At August 19, 2009, 113,403,807 shares of common stock were issued and outstanding.

TABLE OF CONTENTS

 EXPLANATORY NOTE

Vortex Resources Corp. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “First Amendment”) to its Annual Report for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“Commission”) on April 15, 2009 (the “Original Report”) in response to certain comments raised by the staff of the Commission.

This First Amendment reflects material subsequent events which occurred after the filing of the Original Report. You should read this First Amendment together with our other reports that update and supersede the information contained in this First Amendment.

ITEM 1.           DESCRIPTION OF BUSINESS

History of Business

Yasheng Eco-Trade Corporation (formerly known as (“f/k/a”) Vortex Resources Corp,, Euroweb International Corp. and Emvelco Corp.) (“we”, “us”, “Vortex” or the “Company”), is a Delaware corporation and was organized on November 9, 1992. We were a development stage company through December 1993.”. On January 8, 2007, the Company changed its name from “Euroweb International Corp.” to “Emvelco Corp.”.  On August 19, 2008, the Company changed its name from “Emvelco Corp.” to “Vortex Resources Corp”.

The Company’s holdings in its subsidiaries at December 31, 2008 was as follows:

100% of DCG – discontinued operations
50% of Vortex Ocean One, LLC
Approximately 7% of Micrologic, (held by EA Emerging Ventures Corp, a 100% owned subsidiary of the Company)

The above subsidiaries are presently dormant and the Company is presently conducting its business, the development of the logistics center, through Yasheng Eco-Trade Corporation.

Going Concern

The accompanying consolidated financial statements included in this Annual Report on Form 10-K/A include an opinion from Robinson, Hill & Co., the Company’s independent auditors, that there is substantial doubt as to our ability to continue as a going concern. As discussed in Note 13 to the financial statements, the financing of the Company’s projects is dependent on the future effect of the so called sub-prime mortgage crisis on financial institutions.  This sub-prime crisis may affect the availability and terms of financing of the completion of the projects as well as the availability and terms of financing may affect the Company’s ability to obtain relevant financing, if required.    The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Yasheng Group Logistics Center

On January 20, 2009, the Company entered into a non-binding Term Sheet (the “Term Sheet”) with Yasheng Group, Inc., a California corporation (“Yasheng”).  Yasheng is an agriculture conglomerate which has subsidiaries located in the Peoples Republic of China who are engaged in the production and distribution of agricultural, chemical and biotechnological products to the United States, Canada, Australia, Pakistan and various European Union countries as well as in China.  Pursuant to the Term Sheet, Yasheng agreed to transfer 100% ownership of 80 acres of property located in Victorville, California for use as a logistics center and eco-trade cooperation zone (the “Project”).  Vortex has also agreed that it will change its name from “Vortex Resources Corp.” to “Yasheng EcoTrade Corporation”.  As consideration for contributing the property, the Company agreed to issue Yasheng 130,000,000 shares of the Company’s common stock and Capitol Properties (“Capitol”), an advisor on the transaction, 100,000,000 shares of the Company’s common stock.  On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center, and/or alliance with other major groups complimenting and/or synergetic to the development of a logistics center.  Further, in accordance with the amendment, the Company has issued 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities and their efforts associated with the development of the logistics center.  The issuance of the shares of common stock to Yasheng and Capital Properties resulted in substantial dilution to the interests of other stockholders of the Company but did not represent a change of control in the Company in light of the number of shares of common stock and Super Voting Series B Preferred Stock that were outstanding on the date of issuance. The Company and Yasheng have also evaluated several properties throughout California with the goal of leasing the property to be used for the logistics center.  Management believes that leasing the property with an option to buy will have significant cost savings in comparison to acquiring such property. In June 2009, the Company has narrowed in search down to a few potential properties and has subsequently identified a specific site in the San Bernardino, California vicinity that it intends to move forward on.

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

The goal is for the Asian Pacific Cooperation Zone to initially house 50 companies. We expect to initially to retain these companies through our relationship with Yasheng Group which will include their subsidiaries as well as other companies from the Gansu region of Northwest China.

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

We have recently placed bids for lease/purchase option on three potential locations for the logistics center.  After we have selected the site for our facility, the first phase will be preconstruction including design and obtaining required permits.  The second phase will be construction and the third phase will be commencing operations focused on facilitating the sale of Chinese goods in the US and identifying opportunities for the completion of products within the US and also for export opportunities to China.

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

Yasheng Group Option

Pursuant to the Term Sheet, the Company granted Yasheng an irrevocable option to merge all or part of its assets into the Company (the “Yasheng Option”). If Yasheng exercises the Yasheng Option, as consideration for the transaction to be completed between the parties, Vortex will issue Yasheng such number of shares of the Company’s common stock calculated by dividing the value of the assets which will be included in the transaction with the Company by the volume weighted average price of the Company’s common stock as quoted on a national securities exchange or the Over-the-Counter Bulletin Board for the ten days preceding the closing date of such transaction. The value of the assets contributed by Yasheng will be based upon the asset value set forth in Yasheng’s audited financial statements provided to the Company prior to the closing of any such transaction..  Furthermore, if a substantial portion of Yasheng is merged into the Company upon the exercise of the Yasheng Option, the Company agreed to change its name to “The Yasheng Group, Inc.”

On August 26, 2009, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Yasheng Group (BVI), a British Virgin Island corporation (“Yasheng-BVI”), pursuant to which Yasheng-BVI agreed to sell the Company 75,000,000 shares (the “Group Shares”) of common stock of Yasheng Group in consideration of 396,668,000 shares (the “Company Shares”) of common stock of the Company (the “Exchange”).  The parties agreed to close the Exchange as soon as possible, but a closing date has not been set.

As the Company does not presently have the authorized amount of shares of common stock to provide for the issuance of the Company Shares, the parties agreed that the Company will issue the amount of shares of common stock presently available at the closing and will issue the balance of such Company Shares upon increasing the authorized shares of common stock.  The Company has agreed that the Company Shares held by Yasheng-BVI are non-dilutive  in that Yasheng-BVI shall never own less than 55% of the issued and outstanding shares of the Company.  Yasheng-BVI may appoint a number of directors to the Board of Directors to provide voting control of the Board of Directors to Yasheng -BVI.   Capitol Properties agreed to restructure its holdings in order to expedite the closing.

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

We formed and organized 13059 Dickens LLC, a California limited liability company (the “Dickens LLC”) on November 20, 2007 to purchase and develop that certain property located at 13059 Dickens Street, Studio City, California 91604 (the “Dickens Property”). On December 5, 2007, the Dickens LLC entered into an All Inclusive Deed of Trust, All Inclusive Promissory Note in the principal amount of $1,065,652.39, Escrow Instructions and Grant Deed in connection with the purchase of the Dickens Property. Pursuant to the All Inclusive Deed of Trust and All Inclusive Promissory Note, the Dickens LLC purchased the Dickens Property for the total consideration of $1,065,652.39 from  an unrelated third party (“Seller”) and fifty percent (50%) owner of the Dickens LLC. The Company and Seller formed the Dickens LLC to own and operate the Dickens Property and to develop a single family residence at the location.   As a result of the change in the Company’s business focus, the Company entered advanced negotiations with regards to selling its interest to the other party at no cost to the Company, by conveying back title of said property, and releasing the Company from any associated liability. As of September 30, 2008, the project was sold back to the third party, by reversing the transaction, at no cost to the Company.

Mineral Resources Industry

In 2008, the Company’s primary focus shifted from real estate development and financial services industries to the mineral resources industry, specifically within the gas and oil sub-industry. On May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the “DCG Agreement”) with Davy Crockett Gas Company, LLC (“DCG”) and its members (“DCG Members”). Pursuant to the DCG Agreement, the Company acquired and the DCG Members sold, 100% of the outstanding membership in DCG in exchange for 50,000,000 shares of preferred stock of the Company. The sales price was $50 million, as calculated by the 50 million shares at an agreed price of $1.00.

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

Employees

As of September 24, 2009, the Company employed a total of four full-time employees, all of whom are in executive and administrative functions.  We believe that our employee relations are good.

 ITEM 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 1B.      UNRESOLOVED STAFF COMMENTS.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 2.       DESCRIPTION OF PROPERTIES

On September  2008 the Company’s principal executive offices were relocated from 10990 Wilshire Blvd, Suite 1220, Los Angeles, CA  to 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210.  This office space is operating as executive suites space and services which we rent for $219 per month as base rent, plus charges of actual spaces uses. Future minimum payments for the years ending December 31, 2009 and 2010 are $2,628 and $2,628, respectively.  Our lease runs on a month-to-month basis and we are required to provide 10 days notice if we decide to vacate the premises.

On June 2006, we entered into a lease for approximately 1,500 square feet of office space located at 1061 ½ North Spaulding Ave., West Hollywood, CA 90046 which we rent for $2,500 per month.  Future minimum payments for the years ending December 31, 2009 and 2010 are $30,000 and $30,000, respectively. Our lease terminates June 2011 and we have not as yet determined whether we will renew the lease for the existing space or seek new space.  The Company is utilizing this space for operational and accounting services for its wholly owned subsidiary.

ITEM 3.       LEGAL PROCEEDINGS

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings other than detailed below that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future .

 2007 Litigation

On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against Salon Hecht, a foreign attorney alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. On April  2007, Mr. Hecht returned $92,694 (70,000 Euros on the date of transfer) to the Company which netted $72,694.  On June 2007, the Company filed a claim seeking a   default judgment against Yalon Hecht. On October 25, 2007, the Company obtained a default judgment against Yalon Hecht for the sum of $249,340.65. As of September 24, 2009, the Company has not commenced procedures to collect on the default judgment.

Verge Bankruptcy

On January 23, 2009, Verge Living Corporation (the “Debtor”), a former wholly owned subsidiary of Atia Group Limited (“AGL), a former subsidiary of the Company, filed a voluntary petition (the “Chapter 11 Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”).  The Chapter 11 Petitions are being administered under the caption  In re: verge Living Corporation, et al., Chapter 11 Case No. ND 09-10177___ (the “Chapter 11 Proceedings”).  The Bankruptcy Court assumed jurisdiction over the assets of the Debtors as of the date of the filing of the Chapter 11 Petitions.  The Debtors will continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On April 28, 2009, Chapter 11 Proceedings changed venue to the United States Bankruptcy Court for the District of Nevada, Chapter 11 Case No BK-S-09-16295-BAM. As Debtor as well as its parent AGL were subsidiaries of the Company at time when material agreements where executed between the parties, the Company may become part of the proceeding.

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

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On April 19, 2007, the Company received a NASDAQ Staff Determination (the “Determination”) indicating that the Company has failed to comply with the requirement for continued listing set forth in Marketplace Rule 4310(c)(14) requiring the Company to file its Form 10-K/A for the year ended December 31, 2006 with the Securities and Exchange Commission and that its securities are, therefore, subject to delisting from the NASDAQ Capital Market. The Company requested and received a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to review the Determination. Upon the hearing on May 31, 2007, the Panel granted the Company’s request for continued listing.

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

The following table sets forth the high and low bid prices for the Company’s common stock during the periods indicated as reported by NASDAQ or OTCBB.

	High ($)	Low ($)
Quarter Ended:

2007

March 31, 2007	$1.93	$1.30
June 30, 2007	1.60	1.17
September 30, 2007	1.56	0.92
December 31, 2007	1.10	0.40

2008

March 31, 2008	$0.85	$0.85
June 30, 2008	2.00	0.80
September 30, 2008	1.10	1.09
December 31, 2008	0.02	0.02

On February 24, 2009, the Company effected a reverse split of its issued and outstanding shares of common stock on a 100 for 1 basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced on a basis of one share for every 100 shares outstanding. The shareholders holding a majority of the issued and outstanding shares of common stock and the board of directors approved the reverse split on November 24, 2008.  As part of the reverse that became effective on February 24, 2009 the Company is now quoted on the Over-the-Counter Bulletin Board under the symbol VXRC.OB.  During 2009, the Company was quoted on the Frankfurt exchange, under the symbol HTE2. The Company did not initiate this quotation nor has it filed any reports with the Frankfurt Exchange.

On April 14, 2009 the closing bid price on the OTCBB for the Company’s common stock was $0.625.

Holders of Common Stock

As of August 19, 2009, the Company had 113,430,807 shares of common stock outstanding and 131 shareholders of record. The Company was advised by its transfer agent, the American Stock Transfer & Trust Company, that according to a search made, the Company has approximately 3,351 beneficial owners who hold their shares in street names.

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	12,500	377	46,460
Equity compensation plan not approved by security holders	0	0	0

TOTAL	12,500	377	46,460

Sale of Securities that were not registered Under the Securities Act of 1933

Common Stock

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

On June 6, 2008, the Company raised $300,000 from the private offering pursuant to a Private Placement Memorandum (“PPM”). The private placement was for Company common stock which shall be “restricted securities” and were sold at $1.00 per share. The money raised from the private placement of the Company’s shares was used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. Based on information presented to the Company, and in lieu of the Company position which was sent to the investor on September 24, 2008 the investor is in default for not complying with his commitment to invest an additional $225,000 and the Company vested said 300,000 shares under a trustee.

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

On July 21, 2005, the Company entered into a registration rights agreement, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. As of June 30, 2008 (effective March 31, 2008), the Company was in default of the Registration Rights Agreement and therefore made a provision for compensation for $150,000 to represent agreed final compensation (the “Penalty”).  The holder of the Penalty subsequently assigned the Penalty to three unaffiliated parties (the “Penalty Holders”). On December 26, 2008, the Company closed agreements with the Penalty Holders pursuant to which the Penalty Holders agreed to cancel any rights to the Penalty in consideration of the issuance 6,666,667 shares of common stock to each of the Penalty Holders. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

On March 2009, the Company and Yasheng entered into an amendment of the Term Sheet (the “Amendment”), pursuant to which the parties agreed to explore various areas including an alliance with third parties, a joint venture with various Russian agencies floating nuclear power plants and the lease of an existing logistics center in Inland Empire, California; in accordance with the Amendment, the Company, as an advance issuance, has issued 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the above matters; The shares of common stock were issued based on Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

As of September 24, 2009 the Company has 1,000 treasury shares in its possession scheduled to be cancelled.

 ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 7        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this annual report.

Operations

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

On January 20, 2009, the Company entered into a non-binding Term Sheet (the “Term Sheet”) with Yasheng Group, Inc., a California corporation (“Yasheng”).  Yasheng is an agriculture conglomerate which has subsidiaries located in the Peoples Republic of China who are engaged in the production and distribution of agricultural, chemical and biotechnological products to the United States, Canada, Australia, Pakistan and various European Union countries as well as in China.  Pursuant to the Term Sheet, Yasheng agreed to transfer 100% ownership of 80 acres of property located in Victorville, California for use as a logistics center and eco-trade cooperation zone (the “Project”).  Vortex has also agreed that it will change its name from “Vortex Resources Corp.” to “Yasheng EcoTrade Corporation”.  As consideration for contributing the property, the Company agreed to issue Yasheng 130,000,000 shares of the Company’s common stock and Capitol Properties (“Capitol”), an advisor on the transaction, 100,000,000 shares of the Company’s common stock.  On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center, and/or alliance with other major groups complimenting and/or synergetic to the development of a logistics center.  Further, in accordance with the amendment, the Company has issued 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities and their efforts associated with the development of the logistics center.  The issuance of the shares of common stock to Yasheng and Capital Properties resulted in substantial dilution to the interests of other stockholders of the Company but did not represent a change of control in the Company in light of the number of shares of common stock and Super Voting Series B Preferred Stock that were outstanding on the date of issuance.

The Company and Yasheng have also evaluated several properties throughout California with the goal of leasing the property to be used for the logistics center.  Management believes that leasing the property with an option to buy will have significant cost savings in comparison to acquiring such property.    In June 2009, the Company has narrowed in search down to a few potential properties and has subsequently identified a specific site in the San Bernardino, California vicinity that it intends to move forward on.

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

Pursuant to the Term Sheet, the Company granted Yasheng an irrevocable option to merge all or part of its assets into the Company (the “Yasheng Option”). If Yasheng exercises the Yasheng Option, as consideration for the transaction to be completed between the parties, Vortex will issue Yasheng such number of shares of the Company’s common stock calculated by dividing the value of the assets which will be included in the transaction with the Company by the volume weighted average price of the Company’s common stock as quoted on a national securities exchange or the Over-the-Counter Bulletin Board for the ten days preceding the closing date of such transaction. The value of the assets contributed by Yasheng will be based upon the asset value set forth in Yasheng’s audited financial statements provided to the Company prior to the closing of any such transaction..  Furthermore, if a substantial portion of Yasheng is merged into the Company upon the exercise of the Yasheng Option, the Company agreed to change its name to “The Yasheng Group, Inc.”

On August 26, 2009, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Yasheng Group (BVI), a British Virgin Island corporation (“Yasheng-BVI”), pursuant to which Yasheng-BVI agreed to sell the Company 75,000,000 shares (the “Group Shares”) of common stock of Yasheng Group in consideration of 396,668,000 shares (the “Company Shares”) of common stock of the Company (the “Exchange”).  The parties agreed to close the Exchange as soon as possible, but a closing date has not been set.

As the Company does not presently have the authorized amount of shares of common stock to provide for the issuance of the Company Shares, the parties agreed that the Company will issue the amount of shares of common stock presently available at the closing and will issue the balance of such Company Shares upon increasing the authorized shares of common stock.  The Company has agreed that the Company Shares held by Yasheng-BVI are non-dilutive  in that Yasheng-BVI shall never own less than 55% of the issued and outstanding shares of the Company.  Yasheng-BVI may appoint a number of directors to the Board of Directors to provide voting control of the Board of Directors to Yasheng -BVI.   Capitol Properties agreed to restructure its holdings in order to expedite the closing.   Further, both parties have agreed to restructure the Exchange Agreement for tax or other purposes as needed and the Company has agreed to enter into the required financing arrangements that are acceptable to Yasheng-BVI prior to Closing.

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

Assets Sold

Real Estate

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

Mineral Resources

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

Plan of operation

The Company intends to continue to develop its logistics center with the continued support and involvement of Yasheng.  Its efforts will be focused on obtaining the required financing to develop the center, selecting the appropriate facility for lease and commencing sales.  Secondarily, the Company will pursue options provided by Yasheng if it elects to contribute any of its assets to the Company as well as closing the agreement with Yasheng-BVI.  The issuance of the shares of common stock to Yasheng upon completion of the transaction(s) to be completed subsequent to the exercise of the Yasheng Option will potentially result in substantial dilution to the interests of other stockholders of the Company and could result in a change of control of the Company on the date of issuance.  The transaction to be completed upon the exercise of the Yasheng Option is subject to the drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval from both parties. As such, there is no guarantee that the Company will be able to successfully close the above transaction.

The above efforts are subject to obtaining adequate financing on acceptable terms. The Company anticipates that it will be spending approximately $2,000,000 over the next 12 month period pursuing its stated plan. The Company’s present cash reserves and monetary assets are not sufficient to carry out its plan of operation without substantial additional financing. The Company is currently attempting to arrange for financing through mezzanine arrangements, debt or equity that would enable it to proceed with its plan of investment operation.   However, there is no guarantee that we will be able to close such financing transaction or, if financing is available, that the terms will be acceptable to the Company.

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

Mr. Attia will be entitled to a special bonus equal to 10% of the earnings before interest, depreciation and amortization (“EBITDA”) of ERC, which such bonus is payable in shares of common stock of the Company; provided, however, the special bonus is only payable in the event that Mr. Attia remains continuously employed by ERC and Mr. Attia shall not have sold shares of common stock of the Company on or before the payment date of the Special Bonus unless such shares were received in connection with the exercise of an option that was scheduled to expire within one year of the date of exercise.  Mr.  Attia has waived his rights to the receipt of the shares.

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

As of the date of closing this filing, the Company via its sub, completed the drilling of all 4 wells at the estimated cost of $2,100,000 for four wells (not including option payments). The Company also exercised its fifth well option (by paying per the master agreement $50,000 option fee on November 5, 2008).  In lieu of the world financial markets crisis, the Company approached the land owners on DCG mineral rights, requesting an amendment to allow DCG an additional six (6) months before it is required to exercise another option to secure a Term Assignment of Oil and Gas Lease pursuant to the terms of the original Agreement dated March 5, 2008. The land owner’s representative has answered the Company’s request with discrepancies about the date as effective date.

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

Results of Operations

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Due to the new financial investment in Gas and Oil activity, which commenced in May 2008, the consolidated statements of operations for the years ended December 31, 2008 and 2007 are not comparable. The financial figures for 2007 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware. This section of the report, should be read together with Notes of the Company consolidated financials especially - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections , when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.

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

There was no cost of revenue from the majority owned subsidiary, AGL for the period November 2, 2007 through December 31, 2007.

Compensation and related costs

The following table summarizes our compensation and related costs for the year ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Compensation and related costs	$558,073	$762,787

Overall compensation and related costs decreased by about 27%, or $204,714 primarily as the result of reduction of employees

Consulting, professional and director fees

The following table summarizes our consulting, professional and director fees for the year ended December 31, 2008 and 2007:

Year ended December 31	2008	2007
Consulting, professional and director fees	$13,049,759	$1,195,922

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

Other selling, general and administrative expenses

The following table summarizes our other selling, general and administrative expenses for the year ended December 31, 2008 and 2007:

Year ended December 31	2008	2007
Other selling, general and administrative expenses	$413,576	$—

 Since the board resolved to discontinue real estate operations during 2008, other selling, general and administrative expenses of $0 and $469,942 for the real estate properties are included as part of discontinued operations for the years ended December 31, 2008 and 2007, respectively.  (Note 10)

Goodwill impairment

The following table summarizes our goodwill impairment fees for the year ended December 31, 2008 and 2007:

Year ended December 31	2008	2007
Goodwill impairment	$35,935,635	$10,656,933

For the year ended December 31, 2008, an analysis was performed on the goodwill associated with the investment in DCG that occurred during the year (which was booked against Equity), and an impairment expense was charged against the P&L for approximately $35 million.  (Note 10)

 For the year ended December 31, 2007, an analysis was performed on the goodwill associated with the investment in AGL, and an impairment expense was charged against the P&L for approximately $10.2 million.

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

Net interest income (expense)

The following table summarizes our net interest income for the year ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Interest income	$729,097	$1,665,379
Interest expense	$(1,922,983)	$—
Net interest income (expense)	$(1,193,886)	$1,665,379

The decrease in interest income is attributable to the Company investing strategy pending establishment of the real estate development business, as well as loans to Verge, together with capitalized 10 million dollars into Verge equity as part of the AGL transaction, which reduced materially the amounts entitled to interest income. Since the board resolved to discontinue real estate operations during 2008, interest expense of $0 and $386,108 for the real estate properties are included as part of discontinued operations for the years ended December 31, 2008 and 2007, respectively.  (Note 10)

Additionally, the increase in interest expense is primarily due to interest expense recognized for a debt discounts relating to a convertible notes payable in the amount of $966,261. The remaining increase is due to the interest accrued due to former DCG members as well as the increase line of credits and short time borrowing outstanding during the year.

Liquidity and Capital Resources

As of December 31, 2008, our cash, cash equivalents and marketable securities were $123,903, a decrease of approximately $245,000 from the end of fiscal year 2007. The decrease in our cash, cash equivalents and marketable securities is primarily the result of pay-off bank loans and conversion of notes payable.

Cash flow provided from operating activities for the year ended December 31, 2008 was $(230,983) and cash flow used in operating activities was $87,636 for the year ended December 31, 2007.  The change is primarily due a larger net loss in 2008.

Cash flow used in investing activities for the year ended December 31, 2008 and 2007 was $327,102 and $3,832,323, respectively. The change was primarily due to the significant reduction in loan advances to ERC and Verge of approximately $8,600,000 offset slightly by the cash received from the sale of discontinued operations of Navigator of $3,200,000 in 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective January 1, 2008, we adopted SFAS No. 159 and have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States .

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 8.    FINANCIAL STATEMENTS.

The audited Consolidated Financial Statements of the Company for the years ended December 31, 2008 and December 31, 2007, are included herein beginning with the index hereto on page F-1 ..

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A.   CONTROLS AND PROCEDURES

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

Management, with the participation of our principal executive officer, financial and accounting officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations . Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.   The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls that constitute material weaknesses as discussed below. Except for the restatement of the consolidated financial statements for the year ended December 31, 2009, material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.  The company intends to add accounting staff, subject to adequate financing, in order to assist in reducing its risk in these areas and plans to add additional personnel in accounting and internal auditing in the near future, which is subject to obtaining the required financing.

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

ITEM 9B.   OTHER INFORMATION

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

The estimated value of the conversion feature was approximately $210,000 and will be reported as interest expense over the anticipated repayment period of the debt.

As reported under Legal proceedings, the Company notified Trafalgar that Trafalgar is in breech with regard to the services to be performed in accordance with the $2,000,000 loan agreement. Pursuant to FASB 5, the $2,000,000 is recorded as a liability on the balance sheet, and interest is being accrued on the note, since the outcome of the legal actions is undeterminable at this time. On April 14, 2009 the Company filled a complaint against Trafalgar and its affiliates.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company as of August 19, 2009:

Name	Age	Position with Company
Yossi Attia	47	Director, Chief Executive Officer, Principal Financial Officer and President

Stewart Reich	65	Director and Audit and Compensation Committees Chairman

Robin Ann Gorelick	51	Secretary and Company Counsel (1)

Mace Miller	41	Director and Audit and Compensation Committee’s member (2)

Gerald Schaffer	85	Director and Audit and Compensation Committee’s member

Gregory Rubin	49	Director, Board Chairman

(1)	Resigned as an executive officer on December 30, 2009
(2)	Resigned as a director on October 7, 2009.

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

Gregory Rubin,  Dr. Rubin is the Chairman of the Board of Directors of the Company. Dr. Rubin has been a self employed dentist for the last 25 years. During the last 25 years, Dr. Rubin also has served various companies in industries ranging from health care management to oil and gas in various consulting roles. Dr. Rubin serves as the director for Central Asia Franchise Holdings, Ltd., Central Asia Construction and Development, Ltd., Nadir Energy & Mining Corporation, Grand Pacarama Gold Corporation and ADR OTC Markets, LLC. Based on agreements that the company is not side too, Dr. Rubin is partial owner of T.A.S – which is preferred shareholder of the Company, which has super power voting rights.

Robin Ann Gorelick from 1992 to the present, has served as the Managing Partner at the Law Offices of Gorelick & Associates, specializing in the representation of various public and private business entities. Ms. Gorelick received her Juris Doctor (“JD”) and her BA in economics and political science from the University of California, Los Angeles in 1982 and 1979, respectively. Ms. Gorelick is admitted to practice law in California, the District of Columbia and Texas. On October 4, 2007, Robin Gorelick, resigned as a director of Emvelco the Company. Ms. Gorelick continues to act as general counsel and corporate secretary for the Company

ROLE OF THE BOARD

Pursuant to Delaware law, our business, property and affairs are managed under the direction of the Board. The Board has responsibility for establishing broad corporate policies and for the overall performance and direction of Vortex, but is not involved in day-to-day operations. Members of the Board keep informed of the business by participating in Board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with the executive officers.

2008 BOARD MEETINGS

In 2008, the Board had three (3) meetings telephonically and twenty (20) meetings through unanimous written consents and additional resolutions. No director attended less than 75% of all of the combined total meetings of the Board and the committees on which they served in 2008.

The Board has determined that Messrs Reich, Miller and Schaffer, are independent directors as such term is defined in rule 4200(a) (15) of the listing standards of the National Association of Securities Dealers.

Audit Committee Financial Expert

The Board has determined that Mr. Reich qualifies as “audit committee financial expert” as such term is defined in Item 407 of Regulation S-K, and is independent as defined in rule 4200(a) (15) of the listing standards of the National Association of Securities Dealers..

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

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, Directors and employees of the Company, which is currently not available on the Company’s website.  A copy of the Company’s Code of Ethics may be obtained from the Company, free of charge, upon written request to the Company at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210 Attn: Secretary.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2008 and 2007 to the Company’s CEO and our most highly compensated officers other than the CEO at December 31, 2008 and 2007 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yossi Attia	2008	$240,000	$120,000	$—	$—	—	$360,000
	2007	240,000	120,000	—	—	—	$360,000
Robin Gorelick	2008	168,000	—	24,048	—	—	$192,048
	2007	$155,000	—	—	—	—	$155,000

OUTSTANDING EQUITY AWARDS

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Yossi Attia (1)	1,000	(2)	—	—	$3.40	03/12/2011	—	(3)	$—	(3)	—	—

(1)	Mr. Attia was appointed as Chief Executive Officer of the Company on August 14, 2006.

(2)
On March 22, 2005, the Company granted 1,000 options to Yossi Attia. The stock options granted vest at the rate of 250 options on each September 22 of 2005, 2006, 2007 and 2008, respectively. The exercise price of the options ($3.40) is equal to the market price on the date the options were granted.

(3)
In accordance with Mr. Attia’s employment agreement, Mr. Attia was entitled to receive 111,458 shares of common stock for the first year. No shares have been issued and Mr. Attia has waived his right to these shares.

Except as set forth above, no other named executive officer has received an equity award.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named Director, compensation information inclusive of equity awards and payments made in the year end December 31, 2008.

Name	Fees Earned or Paid in Cash		Fees Earned or Accrued but not Paid in Cash
Stewart Reich	$		$57,504
Ilan Kenig (Resigned during 2008)			25,002
Darren C Dunckel*		120,000
Gerald Schaffer			50,004

Total		$120,000	$132,510

* – As salary via Verge, a former subsidiary of the Company.

  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were other grants of Stock Options/SAR made to the named Executive and President during the fiscal year ended December 31, 2007.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/ Unexercisable	Value of the unexercised in the money options/SARs at FY-end ($)* Exercisable/ Unexercisable
Yossi Attia, CEO, Director	None	None	1,000	$0.00

* Fair market value of underlying securities (calculated by subtracting the exercise price of the options from the closing price of the Company’s common stock quoted on the OTC as of December 31, 2008, which was about $0.02 per share. None of Mr. Attia’s options are presently in the money.

EMPLOYMENT AND MANAGEMENT AGREEMENTS

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. On August 14, 2006, the Company amended the agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia has waived his rights to these shares.

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

Effective July 1, 2006, Verge entered into a non written year employment agreement with Darren C Dunckel as the President of Verge which commenced on July 11, 2006 and provides for annual compensation in the amount of $120,000, the employment expense which was capitalized related to such agreement was $120,000 for each year ended December 31, 2008 and 2007.  Mr. Dunckel subsequently resigned as a director of the Company and Verge was disposed of.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information relating to the ownership of our voting securities by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of August 19, 2009. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Title of Class	Name of Beneficial Owner (1)	Amount of Class Beneficially Owned	Percentage of Class
Common	Yossi Attia (2)(3)(4)	1,000	*
Common	Robin Ann Gorelick **	0	*
Common	Stewart Reich (3) (4)	1,000	*
Common	Mace K. Miller **	0	*
Common	Gerald Schaffer (3)	0	*
Common	Dr. Gregory Rubin (3)	0	*
Common	Yasheng Group (6)	50,000,000	47.2%
Common	Capitol Properties LLC (7)	38,461,538	36.3%

	All executive officers and directors as a group (consisting of 6 individuals)	7,700,000	6.7%

*	less than 1.00%

**	Resigned subsequent to the date of this table.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days after August 19, 2009. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on  August 19, 2009, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) An officer of the Company.

(3) A director of the Company.

(4) Includes an option to purchase 1,000 shares of common stock at an exercise price of $3.40 per share.

(5) Intentionally left blank.

(6) Yasheng Group is a publicly traded company listed on the pinksheets.  As a result, its board of directors of Yasheng has voting and dispositive control over the securities held by it.
(7) Haggai Ravid has voting and dispositive control over the securities held by Capitol.  Capitol has agreed to restructure its ownership upon closing of the transaction with Yasheng Group (BVI).

The foregoing table is based upon 113,430,807 shares of common stock outstanding as of August 19, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2007 The Company via ERC rented its office premises in Las Vegas from Yossi Attia for a monthly fee.

Mr. Darren Dunckel, a former member of the Board, serves as CEO and President of ERC as well as Verge, which are both Nevada corporations and former subsidiaries of the Company. As President, he oversees management of real estate acquisitions, development and sales in the United States and in Croatia where ERC holds properties. Concurrently, Mr. Dunckel is the Managing Director of The International Holdings Group Ltd. ("TIHG"), the sole shareholder of ERC and as such manages the investment portfolio of this holding company. Mr. Dunckel has entered into various transactions and agreements with the Company on behalf of ERC, Verge and TIHG (all of which are related entities given Mr. Dunckel’s involvement as their CEO). On December 31, 2006, Mr. Dunckel executed the Agreement and Plan of Exchange on behalf of TIHG which was issued shares in ERC in consideration for the exchange of TIHG's interest in Verge. Pursuant to that certain Stock Transfer and Assignment of Contract Rights Agreement dated as of May 14, 2007, the Company transferred its shares in ERC in consideration for the assignment of rights to that certain Investment and Option Agreement, and amendments thereto, dated as of June 19, 2006 which gives rights to certain interests and assets. Mr. Dunckel has represented and executed the foregoing agreements on behalf of ERC, Verge and TIHG as well as executed agreements on behalf of Verge to transfer 100% of Verge. Effective July 1, 2006, Verge entered into a non written year employment agreement with Darren C Dunckel as the President of Verge which commenced on July 11, 2006 and provides for annual compensation in the amount of $120,000, the employment expense of which was capitalized related to such agreement was $120,000 for each year ended December 31, 2008 and 2007. Verge loaned to Mr. Darren Dunckel, the sum of $93,822, of which $90,000 was paid-off via Mr. Dunckel’s employment agreement, and the balance of $3,822 is included in Prepaid and other current assets as of December 31, 2006. As of December 31, 2007, the balance for advances to Mr. Dunckel was paid off. On October 2008 a group of investors associated with Mr. Dunckel acquired Verge from AGL in a transaction to which the company is not a party.

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

ITEM 15.	EXHIBITS

Exhibit No.	Description
2.1	Amendment No. 1 to that certain Share Exchange Agreement by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated April 29 2008 (15)

2.2	Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated May 1, 2008 (16)

2.3	Amendment No. 1 to the Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated June 11, 2008 (19)

2.4
Shares Purchase Agreement between Vitonas Investments Limited, a Hungarian corporation, Certus Kft., a Hungarian corporation, Rumed 2000 Kft., a Hungarian corporation and Euroweb International Corp., a Delaware corporation, dated as of February 23, 2004. (33)

2.5	Share Purchase Agreement by and between Euroweb International Corp. and Invitel Tavkozlesi Szolgaltato Rt. (34)

2.6
Shares Purchase Agreement between Vitonas Investments Limited, a Hungarian corporation, Certus Kft., a Hungarian corporation, Rumed 2000 Kft., a Hungarian corporation and Euroweb International Corp., a Delaware corporation, dated as of February 23, 2004. (33)

3.1	Certificate of Incorporation filed November 9, 1992 (1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997 (2)

3.3	Bylaws(1)

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock (19)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (26)

3.6	Restated Certificate of Incorporation (33)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, dated July 29, 2008 (22)

3.8	Certificate of Ownership of Emvelco Corp. and Vortex Resources Corp.(23)

3.9	Certificate of Amendment to the Certificate of Incorporation , dated February 24, 2009 (28)

3.10	Form of Common Stock Certificate (1)

4.1	Convertible Note issued to Trafalgar Capital Specialized Investment Fund, Luxembourg, dated September 2008 (24)

4.2	Form of Convertible Note dated May 1, 2008 issued to the members of Davy Crockett Gas Company, LLC (16)

4.3	All Inclusive Promissory Note, dated November 27, 2007, issued by 13059 Dickens LLC in the name of Kobi Louria (14)

4.4	Form of Warrant to Purchase 200,000 Shares of Common Stock issued in the name of Vortex One, LLC (20)

10.1	Share Purchase Agreement, dated February 2004, by and between PANTEL TAVKOZLESI ES KOMMUNIKACIOS RT. And Euroweb International Inc. (3)

10.2	Form of Guaranty, dated February 23, 2004 by EuroWeb International, Inc. in favor of PANTEL TAVKOZLESI ES KOMMUNIKACIOS RT. (3)

10.3	Securities Purchase Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.4	Security Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.5	Pledge Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.6	Investment Agreement, dated as of June 19, 2006, by and between EWEB RE Corp. and AO Bonanza Las Vegas, Inc. (4)

10.7	Sale and Purchase Agreement, dated as of February 16, 2007, by and between Emvelco Corp. and Marivaux Investments Limited (5)

10.8	Stock Transfer and Assignment of Contract Rights Agreement, dated as of May 14, 2007 among Emvelco Corp., Emvelco RE Corp., The International Holdings Group Ltd., and Verge Living Corporation (6)

10.9	Agreement, dated as of June 5, 2007, among Emvelco Corp., Yossi Attia, Darren Dunckel, and Upswing, Ltd.(7)

10.10	Agreement, dated July 5, 2007 by and between Emvelco Corp and Emvelco RE Corp.(8)

10.11	All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents - Edinburgh Avenue, dated July 5, 2007 by and between Emvelco Corp and Emvelco RE Corp.(8)

10.12	All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents - Harper Avenue, dated July 5, 2007 by and between Emvelco Corp and Emvelco RE Corp. (8)

10.13	All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents - Laurel Avenue, dated July 5, 2007 by and between Emvelco Corp and Emvelco RE Corp. (8)

10.14	Agreement, dated as of June 5, 2007, among Emvelco Corp., Yossi Attia, Darren Dunckel, and Upswing, Ltd.(9)

10.15	Agreement, dated July 2007, by and among Emvelco Corp., Appswing Ltd. and AP Holdings Ltd. (10)

10.16	Agreement, dated July 19, 2007, by and among Emvelco Corp., Kidron Industrial Holdings Ltd and AP Holdings Ltd. (10)

10.17	Indemnification Agreement, dated September 18, 2007 by and between Emvelco Corp. and Verge Living Corporation (11)

10.18	Notice of Exercise of Options, dated October 15, 2007 from Emvelco Corp. to Emvelco RE Corp. (12)

10.19	Settlement and Release Agreement and Amendment No. 1 to that certain Term Sheet by and between Emvelco Corp and Dr. Danny Rittman, dated November 15, 2007. (13)

10.20	All Inclusive Deed of Trust, dated November 27, 2007 by and between 13059 Dickens LLC and Kobi Louria (14)

10.21	Services Agreement dated June 11, 2008 by and between EMVELCO Corp. and Mehmet Haluk Undes (18)

10.22	Limited Liability Company Operating Agreement of Vortex Ocean One, LLC, a Nevada limited liability company, dated June 30, 2008 (20)

10.23	Term Assignment of Oil and Gas Lease issued to Davy Crockett Gas Company, LLC (20)

10.24	Drilling Agreement, dated July 1, 2008, by and between Davy Crockett Gas Company, LLC and Ozona Natural Gas Company, LLC (20)

10.25	Mergers and Acquisitions Consulting Agreement, dated July 1, 2008, by and between the Company and TransGlobal Financial LLC (21)

10.26	Agreement dated December 3, 2008 and is made by and between Vortex Resource Corp. and T.A.S. Holdings Limited (26)

10.27	Form of Agreement, dated December 19, 2009, by and between Vortex Resources Corp. and the assignees of those persons party to that certain Registration Rights Agreement, dated July 21, 2005 (27)

10.28	Agreement by and between Vortex Resources Corp. and Star Equity Investments, LLC, dated March 11, 2009 (29)

10.29	Form of Subscription Agreement, dated January 23, 2009 related to the sale of shares of the Company’s Common Stock (30)

10.30	Employment Agreement by and between the Company and Yossi Attia effective July 1, 2006 (31)

10.31	Pledge Agreement by and between Vortex Ocean One LLC and Tiran Ibgui dated November 18, 2008

10.32	Amendment No, 1 Dated as of August 14, 2006 to the Employment Agreement between Yossi Attia and Euroweb International Corp.

10.33	Employment Agreement by and between Emvelco Corp. and Mike M. Mustafoglu (35)

21.1	List of Subsidiaries

31	Certification of the Chief Executive Officer and Principal Financial Officer of Vortex Resources Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of the Chief Executive Officer and Principal Financial Officer of Vortex Resources Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Registrant’s Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)

(2) Incorporated by reference to the exhibit filed with the Registrant’s Form 10-QSB for quarter ended June 30, 1998.

(3) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on February 27, 2004.

(4) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on March 9, 2004.

(5) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on December 21, 2005.

(6) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on May 16, 2007

(7) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on June 11, 2007

(8) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on July 12, 2007

(9) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on June 11, 2007

(10)  Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on July 26, 2007

(11) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on September 26, 2007

(12) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on October 19, 2007

(13) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on November 19, 2007

(14) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on December 21, 2007

(15)  Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  May 5, 2008

(16) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  May 7, 2008

(17) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  June 10, 2008

(18) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  June 13, 2008

(19 Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  June 17, 2008

(20) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  July 9, 2008

(21) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  July 17, 2008

(22) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  August 1, 2008

 (23) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  September 4, 2008

(24) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  October 2, 2008

(25) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  November 20, 2008

(26) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  December 5, 2008

(27) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  December 31, 2008

(28) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  February 25, 2009

(29) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  March 19, 2009

(30) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  January 28, 2009

(31) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  July 5, 2006

(32) Incorporated by reference to the exhibit filed with the Registrant’s Schedule 14A Proxy Statement on May 7, 2003

(33) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  March 9, 2004

(34) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  December 21, 2005

(35) Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed on  August 19, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORTEX RESOURCES CORP.

	By	/s/ Yossi Attia
Yossi Attia
Dated: March 26, 2010		Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Yossi Attia	Chief Executive Officer and Director	March 26, 2010
Yossi Attia	(Principal Executive Officer, Principal Financial and Accounting Officer)

By: /s/ Stewart Reich	Director	March 26, 2010
Stewart Reich

By: /s/ Gerald Schaffer	Director	March 26, 2010
Gerald Schaffer

By: /s/ Gregory Rubin	Chairman of the Board and Director	March 26, 2010
Gregory Rubin

VORTEX RESOURCES CORP.

Consolidated Financial Statements

As of December 31, 2008 and As of December 31, 2007 and for the Years Ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Yasheng Eco-Trade Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Yasheng Eco-Trade Corporation (f/k/a Vortex Resources Corp. and f/k/a Emvelco Corp.) and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financials statements of Atia Group Ltd., a 58.3% owned subsidiary, which statements reflect total assets of $11,748,000 as of December 31, 2007 and total revenues of $-0- for the period from November 2, 2007 (date of acquisition) to December 31, 2007. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Atia Group Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yasheng Eco-Trade Corporation, and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 21 to the financial statements, the Company has restated their balance sheet, statement of income, stockholders’ equity and cash flows for the year ended December 31, 2008.

Certified Public Accountants
Salt Lake City, Utah
April 13, 2009 except as to the restatement discussed in Note 21 to the financials statements which is as of March 5, 2010.

Vortex Resources Corp.
Consolidated Balance Sheet
As of December 31, 2008 and 2007
Amounts in US dollars
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$123,903	$369,576
Accounts receivable	—	218,418
Intangible, debt discount on Notes with conversion option, current (Note 7)	—	0
Total current assets from continued operations	123,903	587,994
Total current assets from discontinued operations (Note 10)		17,547,196
Total current assets	123,903	18,135,190

Fixed assets, net	—	32,425

Total Non Current assets from discontinued operations (Note 10, Note19)	2,100,000	36,450,777

Total assets	$2,223,903	$54,618,392

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	813,064	—
Convertible notes payable to third party – current portion (Note 7)	212,290	—
Other current liabilities	89,400	305,520
Total current liabilities from continued operations	1,114,754	305,520
Total current liabilities from discontinued operations (Note 10)	—	24,297,443
Total current liabilities	1,114,754	24,602,963

Convertible Notes Payable to Third Party (Note 7)	3,440,119	2,277,633

Total Non Current liabilities from discontinued operations (Note 10)	—	8,715,884
Total non Current liabilities	4,554,873	35,596,480

Commitments and contingencies (Note 13)	—	—
Minority interest in subsidiary’s net assets	525,000	6,145,474

Stockholders' equity
Preferred stock, 1,000,000 series B convertible, $1.20 stated value - Authorized and outstanding 1,200,000 and 0 shares, respectively	1,200,000	—
Common stock, $0.001 par value - Authorized 400,000,000 shares; 872,809 and 46,092 shares issued; 872,809 and 46,092 shares outstanding, respectively	873	46
Additional paid-in capital	85,467,283	53,285,959
Accumulated deficit	(89,497,091)	(38,289,630)
Accumulated other comprehensive loss	(2,226)	(2,226
Treasury stock – 1,000 and 12,799 common shares at cost, respectively (Note 16)	(24,809)	(2,117,711)
Total stockholders' equity	(2,855,970)	12,876,438

Total liabilities and stockholders' equity	$2,223,903	$54,618,392

See accompanying notes to consolidated financial statements.

Vortex Resources Corp.
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2008 and 2007
Amounts in US dollars

	2008	2007
Revenues from Sales	$—	$—

Cost of revenues	—	—

Operating expenses
Compensation and related costs	558,073	762,787
Consulting, professional and directors fees	13.049,759	1,195,922
Other selling, general and administrative expenses	413,576	—
Software development expense	—	136,236
Depreciation and amortization	—	—
Total operating expenses	14,021,409	2,094,945

Operating loss	(14,021,409)	(2,094,945)

Interest income	729,097	1,665,379
Interest expense	(1,922,983)	—
Net interest income (expense)	(1,193,886)	1,665,379
Other income	—	13,899
Bad debt expense	0	—

Loss before income taxes	(15,215,295)	(415,667)

Income tax expense	—	—

Loss from continuing operations	(15,215,295)	(415,667)

Loss from discontinued operations & Goodwill impairment, net of tax (Note 10)	(35,935,635)	(10,656,933)

Net Loss before minority interest in loss of consolidated subsidiary	(51,150,930)	(11,072,600)

Less minority interest in loss of consolidated subsidiary	(56,531)	172,810

Net loss	(51,207,461)	(10,899,790)

Other comprehensive loss	—	(7,765)

Comprehensive (loss)	$(51,207,461)	$(10,907,555)

Loss per share from continuing operations, basic	(78.04)	(8.78)
Loss per share from discontinued operations, basic	(184.32)	(225.10)
Net Loss per share, basic	(262.36)	(233.88)
Loss per share from continuing operations, diluted	(76.01)	(8.78)
Loss per share from discontinued operations, diluted	(179.52)	(225.10)
Net Loss per share, diluted	(255.53)	(233.88)
Weighted average number of shares outstanding, basic	194,967	47,343
Weighted average number of shares outstanding, diluted	200,175	47,343

See accompanying notes to consolidated financial statements.

VORTEX RESOURCES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 and 2007
Amounts in US dollars

	Preferred Stock			Common Stock		Additional		Other Comprehensive		Total
	Number of shares		Amount	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Treasury Stock	Stockholders' Equity
Balances, January 1, 2007				5,412,270	$5,413	52,224,829	(27,389,840)	5,539	(994,884)	23,851,057
Reverse stock split 100:1				(5,358,147)	$(5,359)	5,359
Balances, January 1, 2007 after reverse split		$		54,123	$54	$52,230,188	$(27,389,840)	$5,539	$(994,884)	$23,851,057
Foreign currency translation loss								(7,765)		(7,765)
Compensation charge on share options and warrants issued to consultants						80,233				80,233
Treasury stock - Open Market				$(1,806)	(2)	(179)	-	-	(288,636)	(288,817)
Treasury stock - Navigator Sale				$(6,225)	(6)	(617)	-	-	(834,191)	(834,814)
Discount on Note Payable						976,334				976,334
Net loss for the period				-	-	-	(10,899,790)	-	-	(10,899,790)
Balances, December 31, 2007				46,092	$46	$53,285,959	$(38,289,630)	$(2,226)	$(2,117,711)	$12,876,438
Compensation charge on shares, options and warrants issued to consultants				2,540	3	2,018,412				2,018,415
Treasury stock - Open Market				(1,030)	(1)	(102)			(28,400)	(28,503)
Issuance of preferred shares and subsequent conversion into common shares				500,000	500	49,999,500				50,000,000
Issuance of shares - common				25,207	25	1,017,489				1,017,514
					-
Conversion of notes payable into common shares				450,000	450	2,149,550				2,150,000
Cancellation of treasury shares					-	(2,121,302)			2,121,302	—
Discount on Note Payable					-	210,000				210,000
Surrendered 15M shares				(150,000)	(150)	(14,999,850)				(15,000,000)
Conversion of note to Series B preferred	1,000,000		1,200,000		-	(132,417)				1,067,583
Net loss for the period					-		(51,207,461)			(51,207,461)
Related party-bad debt writeoff						(5,959,956)				(5,959,956)
Balances, December 31, 2008	1,000,000		$1,200,000	872,809	$873	$85,467,283	$(89,497,091)	$(2,226)	$(24,809)	$-2,855,970

Vortex Resources Corp.
Consolidated Statements of Cash Flows
Year Ended December 31, 2008 and 2007
Amounts in US dollars

	2008	2007

Net loss	(51,207,461)	(10,907,555)
Decrease (Increase) in accounts receivable	218,418	(130,000)
Amoritzation of goodwill	34,490,000	10,245,377
Minority interest in loss of consoldidated subsidiary	56,531	(172,810)
Increase (Decrease) in accounts payable	813,064	(587,863)
Increase in prepaid assets	0	(397,790)
Amortization of debt discount	222,509	0
Bad debt expense	0	0
Consulting fees	13,049,759	0
Decrease in other current liabilities	(216,120)	(234,818)
Net cash provided by (used by) continuing operations	(2,573,300)	(2,185,459)
Net cash provided by (used by) discontinued operations	2,342,317	2,273,095
Net cash provided by operating activities	$(230,983)	$87,636

Cash flows from investing activities:
Investment in certificate of deposit and restricted cash	—	(559,765)
Investment in gas rights on real property	—	—
Transaction fees paid in AGL transaction	—	(569,753)
Proceeds from sale of Emvelco RE Corp	—	500,000
Investment in affiliates, at cost	—	50,000
Cash proceeds in AGL transaction	—	2,120,797
Cash proceeds received from sale of stock for minority interest	525,000	—
Cash proceeds received from former DCG members	10,000	—
Loan advances to Emvelco RE Corp	(294,361)	(8,573,602)
Loan advances to Verge Loan advances to Verge	(241,837)	—
Proceeds received from sale of Navigator	—	3,200,000
Repayments from Verge, net	328,300	—
Net cash used in investing activities	(327,102)	(3,832,323)

Cash flows from financing activities:
Payments to acquire treasury stock	(28,503)	(289,439)
Proceeds from notes payable	4,009,900	5,401,155
Payment on notes payable	(591,565)	(1,972,367)
Proceeds from secured bank loans	17,993	—
Repayments of bank loans	(4,249,590)	—
Proceeds from related party	482,205	—
Repayment to related party	(1,000,000)	—
Payment to AP Holdings in AGL transaction	—	(1,877,706)
Proceeds from the issuance of stock	1,017,768	—
Net cash (used in) provided by financing activities	(341,792)	1,261,643

Net increase (decrease) in cash and cash equivalents	(245,673)	(2,483,044)
Cash and cash equivalents, beginning of year	369,576	2,852,620
Cash and cash equivalents, end of year	$123,903	$369,576

Vortex Resources Corp.
Consolidated Statements of Cash Flows (continued from prior page F-6)
Year Ended December 31, 2008 and 2007
Amounts in US dollars

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

In 2008, the Company changed or amended its business model to focus on the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders. Based on series of agreements, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and its members ("DCG Members"). Pursuant to the DCG Agreement, the Company acquired and the DCG Members sold, 100% of the outstanding membership in DCG. DCG is a limited liability company organized under the laws of the State of Nevada and headquartered in Bel Air, California.  As a newly formed designated LLC, DCG holds certain development rights for gas drilling in Crockett County, Texas. DCG has entered into the final DCG Agreement with the Company, which provided that the members sold all of their membership units to the Company in exchange for 50 million preferred shares of the Company. The sales price was $50 million, as calculated by the 50 million shares at an agreed price of $1.00

The Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce, and more effectively manage, its regulatory and administrative costs, and to enable Company’s management to better focus on its business of developing the natural gas drilling rights recently acquired in connection with the acquisition of DCG.

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

As a result of the series of transactions described above, the Company’s ownership structure at December 31, 2008 is as follows (designated for sale – see subsequent events):

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

As a result of the transactions above, the Company’s ownership structure at December 31, 2007 was as follows:

	58.3% of Atia Group Limited

	10% of Micrologic

	Atia Group Limited owns:
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

Intangible assets that have finite useful lives, whether or not acquired in a business combination, are amortized over their estimated useful lives, and also reviewed for impairment in accordance with SFAS 144. On July 22, 2007, the Company entered into a $2 million note payable agreement with third party, which included an option to convert the debt into equity.  Accordingly, the Company recorded the discount on the issuance of debt as an offset to the note payable.  The estimated value of the conversion feature is approximately $976,334, and will be reported as interest expense over the anticipated repayment period of the debt.  Said note was converted during August 2008 – as such all value of the conversion feature is approximately $976,334 was recorded as interest expense.

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

The Buyer, at its sole discretion, has the option to close on a second financing for $400,000 in Notes (which has been exercised as discussed below) and a third financing for $750,000 in Notes. Pursuant to the terms of the Agreement, the Company agreed to pay to the Buyer a commitment fee of 4% of the commitment amount, a structuring fee of $15,000, a facility draw down fee of 4%, issue the Buyer 150,000 shares of common stock, pay a due diligence fee to the Buyer of $15,000 and pay an advisory fee of $100,000 to TAS Holdings Limited. The Company recorded as an offset to the note payable the discount on the issuance of debt for the conversion feature. The estimated intrinsic value of the conversion feature was approximately $210,000 and will be reported as interest expense over the anticipated repayment period of the debt.

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

The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the year ended December 31, 2008 and the year ended December 31, 2007:

Categories of cost and expenses	Year ended December 31, 2008	Year ended December 31, 2007

Compensation and related costs	$—	$36,817
Consulting, professional and directors fees	2,018,161	43,416
Total stock-based compensation expense	$2,018,161	$80,233

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

4. Investment (and loans) in Affiliates, at equity

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bore interest at an annual rate of 12% and the line of credit had a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development.  On November 2, 2007, the Company exercised the Verge option to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, thereby reducing the amount outstanding by $10 million.  Additionally, the Verge option required that the Company pay The International Holdings Group (TIHG), the then parent of ERC, and another $5 million when construction began on the Verge Project.  At the time of these transactions, Verge and ERC were related entities as both had Darren Dunckel as their CEO (see Note 15).  As of December 31, 2008, the outstanding loan receivable balances by ERC and Verge (related parties) were charged to equity, due to the Company change of strategy, turmoil in the real estate industry including the sub-prime crisis and the world financial crisis, which among other factors led Verge to file for Bankruptcy protection.

2007 - Investment in Atia Group Limited (AGL)

As of December 31, 2007, the Company owns approximately 58.3% of the outstanding stock of the AGL.  AGL owned and managed two real estate development companies, Verge - which is in the process of building a condominium development in Las Vegas, Nevada and Sitnica - which is developing land in Croatia.  The Company's consolidated statement of operations for the year ended December 31, 2007 include AGL’s expenses for the period November 2, 2007 to December 31, 2007, when the Company's owned 58.3% of AGL as follows:

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

The Notes bear interest at 8.5% with such interest payable on a monthly basis with the first two payments due at closing. The Notes are due in full in September 2010. In the event of default, the Buyer may elect to convert the interest payable in cash or in shares of common stock at a conversion price using the closing bid price of when the interest is due or paid. The Notes are convertible into  common stock, at the Buyer's option, at a conversion price equal to 85% of the volume weighted average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share. If on the conversion or redemption of the Notes, the Euro to US dollar spot exchange rate (the "Exchange Rate") is higher that the Exchange Rate on the closing date, then the number of shares shall be increased by the same percentage determined by dividing the Exchange Rate on the date of conversion or redemption by the Exchange Rate on the closing date ($0.68 per Euro). The Company is required to redeem the Notes starting on the fourth month in equal installments of $56,000 with a final payment of $480,000 with respect to the initial funding of $1,600,000. We are also required to pay a redemption premium of 7% on the first redemption payment, which will increase 1% per month. The Company may prepay the Notes in advance, which such prepayment will include a redemption premium of 15%. In the event the Company closes on a funding in excess of $4,000,000, the Buyer, in its sole election, may require that the Company redeem the Notes in full. On any principal or interest repayment date, in the event that the Euro to US dollar spot exchange rate is lower than the Euro to US dollar spot exchange rate at closing, then we will be required to pay additional funds to compensate for such adjustment.

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

The Company recorded a discount on the issuance of debt for the conversion feature, which decreased the note payable by the same amount. The estimated value of the conversion feature was approximately $210,000 and will be reported as interest expense over the anticipated repayment period of the debt.

As reported under Legal proceedings, the Company notified Trafalgar that Trafalgar is in breech with regard to the services to be performed in accordance with the $2,000,000 loan agreement.  Pursuant to FASB 5, the $2,000,000 is recorded as a liability on the balance sheet, and interest is being accrued on the note, since the outcome of the legal actions is undeterminable at this time.

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

Convertible Note (Year 2007):

The Company recorded a discount on the issuance of debt. The estimated value of the conversion feature was approximately $976,334, and would have been reported as interest expense over the anticipated repayment period of the debt.  The $2,000,000 note was converted into common stock on August 13, 2008.  Accordingly, the Company recognized amortization of the discount in the aggregate amount of $232,581 from inception as interest expense and the remaining $743,752 of the discount on the issuance of debt was expensed.

TAS Agreement

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

The Convertible Notes Payable and related discount were recorded and disclosed pursuant to EITF98-5 and EITF 00-27.  The debt conversion feature or discount can be found in the Consolidated Statements of Shareholder Equity. Intrinsic value of a conversion feature-contingent conversion shows recording of the debt discount as an offset against the note and also recorded as a component of shareholders’ equity.  Amortization of the debt discount utilizes the straight line method.

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

9. Acquisition

Davy Crockett Gas Company, LLC (DCG)

Based on series of agreements that were formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange with DCG.  (See Notes 1, 2)

Vortex Ocean One, LLC

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

See Breakdown in Note 10

10. Dispositions

Completed divesture of AGL shares

On August 19, 2008, the Company entered into a Final Fee Agreement (the “Consultant Agreement”) with a third party, C. Properties Ltd. (“Consultant”). Pursuant to the Consultant Agreement, the Company agreed with the Consultant to exchange the Company’s interest in AGL as a final fee in connection with its DCG acquisition.  The Company had to pay Consultant certain fees in accordance with the Consultant Agreement and the Consultant had agreed that, in lieu of cash payment, it would receive equivalent fair value for services rendered, which was determined to be an aggregate of up to 734,060,505 shares of stock of the AGL.

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

	2008	2007
Discontinued Operations (Profit & Loss):
Sale of real estate	$(1,990,000)	$(6,950,000)
Cost of sale of real estate	2,221,929	6,505,506
Loss on Hamel	213,706	—
Other selling, general and administrative expenses – real estate	500,000	469,942
Interest expense – real estate	—	386,108
Goodwill Impairment – DCG project	34,490,000	—
Goodwill Impairment – AGL project	—	10,245,377
Total	$35,935,635	$10,656,933

	2008	2007
Discontinued Operations – Current Assets:
Gas Rights on Real property	$2,100,000	—
Restricted Cash – Certificate of Deposit	—	13,008,220
Loan to Affiliated Party	—	4,538,976
Total	$2,100,000	17,547,196

	2008	2007
Discontinued Operations Non Current Assets:
Construction In Progress	—	2,215,725
Intangible, Debt Discount On Notes with Conversion Option	—	0
Investment in Land Development	—	33,050,052
Goodwill	—	1,185,000
Total	$-	$36,450,777

	2008	2007
Discontinued Operations Current Liabilities:
Account payable and Accrued Expenses	—	15,380,205
Due to related Party	—	516,084
Secured Bank Loans	—	8,401,154
Total	$-	$24,297,443

	2008	2007
Discontinued Operations Non Current Liabilities:
Liability for Escrow Refunds	—	4,489,235
Fees Due On Closing	—	2,384,176
Deferred Taxes	—	812,711
Other Long Term Liabilities	—	1,919,964
Total	$-	$9,606,086

11. Income taxes

The net income before income taxes by tax jurisdiction for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007
Net income before income taxes:
Domestic	$(57,167,417)	$(10,658,187)
Foreign	—	(241,603)
Total	$(57167,417)	$(10,899,790)

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

Taxation of companies in Israel (AGL-Year 2007):

 The Company’s subsidiary AGL is taxed in Israel under the provisions of the Israel Tax Ordinance (New Version) 1961 (hereinafter – the “Ordinance”).Until 31 December 2007, AGL was subject to the Income Tax Law (Inflationary Adjustments) – 1985, whereby the results of operations for tax purposes are measured on a "real" basis" by adjusting the income for changes in the ICPI.  Commencing on 1 January 2008, this law has been cancelled and transition provisions were set out.  Accordingly, the results of operations will be measured for tax purposes on a nominal basis. Tax rates applicable to the income of the Company: On July 25, the Israeli parliament passed an amendment to the Income Tax Ordinance (No. 147) – 2005 (hereinafter – the “Amendment”) which stipulates, among other things, that the corporate tax rate will be gradually reduced to the following tax rates: 2006 – 31%; 2007 – 29%; 2008 – 27%; 2009 – 26%; 2010 and thereafter – 25%.

On 10 February 2008, the Israeli Tax Authority issued a notification (hereinafter the – "Notification") of the setting up of a joint forum together with professional organizations, the goal of which is to work out various standard related issues that arose as part of the implementation of IFRS in Israel and the practical application thereof in tax returns.  It was also decided by the Tax Authority that taxable income will continue to be computed pursuant to the guidelines that were in effect in Israel prior to the adoption of IFRS (except for Accounting Standard No. 29, Adoption of IFRS).  The calculation of taxable income, as above, will be carried out during an interim period until it is decided how to apply IFRS to Israeli tax laws.

Taxation in Croatia (Sitnica –Year 2007)

Corporate tax -   Regular income is taxed in Croatia (hereinafter – "Croatian Corporate Tax") at a rate of 20%.  Therefore, income from construction, sale or rental of real estate in Croatia is liable for Croatian Corporate Tax at this rate.  Tax losses may be carried forward over a five-year period but they cannot be carried back to prior periods.  There is no limit to the amount of the loss that can be carried forward. Recognition of financing expenses for tax purposes - Financing expenses are tax deductible in Croatia.  However, a distinction is made between loans from third parties and loans granted or guaranteed by related parties. According to the thin financing rules in Croatia, the company may not take into account for tax purposes interest charges on loans received from foreign shareholders holding at least 25% of the share capital or voting rights in the Company, if the amount of the loan is four times the share of the shareholder in the capital of the borrower at any given point in time during the tax period.  This law applied to loans granted by a third party but guaranteed by a shareholder.

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

Disposal of AGL: On August 19, 2008 the Company entered into final fee agreement with C. Properties Ltd. (“Consultant”), where the Company had to pay Consultant certain fees in accordance with the agreement entered with the Consultant, the Consultant had agreed that, in lieu of cash payment, it would receive an aggregate of up to 734,060,505 shares of stock of the AGL, which was determined to be the fair market value of the Consultant’s services to the Company. The Consultant was not advised on the restructuring of the acquisition of DCG by the Company and in order to compensate the Consultant and avoid any potential litigation, the Company has agreed to waive the production requirements set forth in the Consultant Agreement and transfer all of the Atia Shares immediately which such transfer shall be considered effective January 1, 2008.

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

On April 26, 2006, a lawsuit was filed in the Delaware Court of Chancery (the "Court") by a stockholder of the Company against the Company, each of the Company's Directors and certain stockholder of the Company that beneficially owned 39.81% of the Company's outstanding common stock at the date of the lawsuit. The parties entered into a stipulation of settlement on April 3, 2007. The settlement will provide for dismissal of the litigation with prejudice and is subject to Court approval. As part of the settlement, the Company has agreed to attorneys' fees and expenses to plaintiff's counsel in the amount of $151,000. Pursuant to the stipulation of settlement, the Company sent out notices to the members of the class on May 3, 2007. A fairness hearing took place on June 8, 2007, and, as stated above, the Order was entered on June 8, 2007.

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

On December 4, 2008 in lieu of the world economy crisis, the company addressed Trafalgar formally to summarize the amendment to exiting business practice and modification of terms for existing as well as future financing. On January 16, 2009 based on the Trafalgar default, the Company sent to Trafalgar notice of default together with off-set existing alleged notes due to Trafalgar to mitigate the Company losses.

Representative of the parties having negotiations, trying to resolve said adversaries between the parties, with the Company position that in any event the alleged notes to Trafalgar could be null and void by the Company.

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

On August 19, 2008, the Company entered into that certain Employment Agreement with Mike Mustafoglu, effective July 1, 2008, pursuant to which Mr. Mustafoglu agreed to serve as the Chairman of the Board of Directors of the Company for a period of five years. On December 24, 2008, Mike Mustafoglu resigned as Chairman of the Board of Directors of the Company to pursue other business interests. Further, that certain Mergers and Acquisitions Consulting Agreement between the Company and Tran Global Financial LLC, a California limited liability company (Mr. Mustafoglu is the Chairman of Tran Global was terminated.  Via its consultant the Company issued a notice to Mr. Mustafoglu that it intends to hold him responsible for all the damages the Company suffering and will suffer in lieu of his presentations, negligence and co-conspire with others to damage the Company.

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

(i) Vortex Ocean One, LLC

On June 30, 2008, the "Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership Interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary. To date there has been no production of the Well by Vortex One or DCG and a dispute has arisen between the Parties with regards to the Vortex One and other matters, so in order to fulfill its obligations to Investor and avoid any potential litigation, Vortex One has agreed to issue the Shares directly into the name of the Ibgui, as well as pledging the 4 term assignments to secure Mr. Ibgui investment and future proceeds per the LLC operating agreement (where Mr. Ibgui entitled to 80% of any future cash flow proceeds, until he recover his investments in full, then after the parties will share the cash flow equally). Vortex One hereby agreed to cause the transfer of the Shares to Investor and direct the transfer agent to issue 525,000 Shares in the name of the Ibgui effective as of the Effective Date, which is November 4, 2008 (see also Subsequent events).

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

15. Related party transactions

Mr. Darren Dunckel, a member of the Board, serves as CEO and President of ERC as well as Verge, which are both Nevada corporations and former subsidiaries of the Company. As President, he oversees management of real estate acquisitions, development and sales in the United States and in Croatia where ERC holds properties. Concurrently, Mr. Dunckel is the Managing Director of The International Holdings Group Ltd. ("TIHG"), the sole shareholder of ERC and as such manages the investment portfolio of this holding company. Mr. Dunckel has entered into various transactions and agreements with the Company on behalf of ERC, Verge and TIHG (all of which are related entities given Mr. Dunckel’s involvement as their CEO). On December 31, 2006, Mr. Dunckel executed the Agreement and Plan of Exchange on behalf of TIHG which was issued shares in ERC in consideration for the exchange of TIHG's interest in Verge. Pursuant to that certain Stock Transfer and Assignment of Contract Rights Agreement dated as of May 14, 2007, the Company transferred its shares in ERC in consideration for the assignment of rights to that certain Investment and Option Agreement, and amendments thereto, dated as of June 19, 2006 which gives rights to certain interests and assets. Mr. Dunckel has represented and executed the foregoing agreements on behalf of ERC, Verge and TIHG as well as executed agreements on behalf of Verge to transfer 100% of Verge. Effective July 1, 2006, Verge entered into a non written year employment agreement with Darren C Dunckel as the President of Verge which commenced on July 11, 2006 and provides for annual compensation in the amount of $120,000, the employment expense of which was capitalized related to such agreement was $120,000 for each year ended December 31, 2008 and 2007. Verge loaned to Mr. Darren Dunckel, the sum of $93,822, of which $90,000 was paid-off via Mr. Dunckel’s employment agreement, and the balance of $3,822 is included in Prepaid and other current assets as of December 31, 2006. As of December 31, 2007, the balance for advances to Mr. Dunckel was paid off. On October 2008 a group of investors associated with Mr. Dunckel acquired Verge from AGL in a transaction to which the company is not a party.

Upon closing the acquisition of AGL Mr. Attia was appointed as the CEO of AGL. Mr. Yossi Attia serves as chairman of the board of AGL.

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

On January 20, 2009, the Company entered into a Term Sheet (the "Term Sheet") with Yasheng Group ("Yasheng") a group of companies engaged in the agriculture, chemicals and biotechnology businesses in the Peoples Republic of China and the export of such products to the United States, Canada, Australia, Pakistan and various European Union countries. Yasheng is also developing a logistics centre and eco-trade cooperation zone in California (the "Project"). Yasheng purchased 80 acres of property located in Victorville, California (the "Project Site") to be utilized for the Project. It is intended that the Project will be implemented in two phases, first, the logistic centre, and then the development of an eco-trade cooperation zone. The preliminary budget for the development of the Project is estimated to be approximately $400M. As set forth in the Term Sheet, Yasheng has received an option to merge all or part of its assets as well as the Project into the Company. As an initial stage, Yasheng will contribute the Project Site to the Company which will be accomplished through either the transferring title to the Project Site directly to the Company or the acquisition of the entity holding the Project Site by the Company. As consideration for the Project, the Company will issue Yasheng 130,000,000 shares of common stock (on a post reverse split basis). In addition, the Company will be required to issue Capitol Properties, an advisor, 100,000,000 shares of common stock (on a post reverse split basis).

At the second stage, if Yasheng exercises its option within its sole discretion, it may merge additional assets that it owns into the Company in consideration for shares of common stock of the Company. In the event that Yasheng exercises this option, the number of shares to be delivered by the Company will be calculated by dividing the value of the assets by the volume weighted average price for the ten days preceding the closing date. The value of the assets contributed by Yasheng will be based upon the asset value set forth in its audited financial statements. The Company and the YaSheng announced that the Companies have engaged Gregory Sichenzia of Sichenzia Ross Friedman Ference LLP to represent the companies for the reverse merger of the two companies, more commonly known as Super 8K. In March 2009, the Company and Yasheng entered into an amendment of the Term Sheet (the “Amendment”), pursuant to which the parties agreed to explore various areas including an alliance with third parties, a joint venture with various Russian agencies floating nuclear power plants and the lease of an existing logistics center in Inland Empire, California; in and on March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the Board of Directors on March 9, 2009. Further, in accordance with the amendment, the Company issued 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities, based on the pro-ration set in the January Term Sheet. The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The above transaction is subject to the drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval of the Company. As such, there is no guarantee that the Company will be able to successfully close the above transaction. On January 23, 2009, the Company completed the sale of 5,000,000 shares of the Company's common stock to one accredited investor for net proceeds of $75,000 (or $0.015 per common share). The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

20.  Earnings (loss) per Share
Below is a reconciliations of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share.

	2008	2007
Net Loss from continuing operations	(15,215,295)	(415,667)
Net Loss from discontinued operations	(35,935,636)	(10,656,933)
Weighted average shares outstanding, basic	19,496,690	4,734,266
Convertible preferred stock – if converted (diluted) – 6.25 to 1	520,833	—
Weighted average shares for purpose of computing diluted loss per share	20,017,424	4,734,266

Weighted average number of shares outstanding, basic (1:100 reverse split)	194,967	47,343
Weighted average number of shares outstanding, diluted (1:100 reverse split)	200,174	47,343
Loss per share from continuing operations, basic	(78.04)	(8.78)

Loss per share from discontinued operations, basic	(184.32)	(225.10)
Net loss per share, basic	(262.36)	(233.88)
Loss per share from continuing operations, diluted	(76.01)	(8.78)
Loss per share from discontinued operations, diluted	(179.52)	(225.10)
Net loss per share, diluted	(255.53)	(233.88)

21.  Restatement
We have restated our balance sheet at December 31, 2008 and statements of income, stockholders’ equity and cash flows for the year ended December 31, 2008.  The restatement in 2008 did not have a material impact on (x) the net loss reported; (y) loss per share; and (z) the negative equity position of the Company from what the Company had previously reported for the year ended December 31, 2008.