Form 10-Q/A
period 2009-03-31
Yasheng Eco-Trade Corp
filed 2010-03-26
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 001-12000

YASHENG ECO-TRADE CORPORATION
 (Exact name of registrant - registrant as specified in its charter)

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	113,430,807
(Class)	(Outstanding at August 19, 2009)

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)

INDEX

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONDENSED CONSOLIDATED BALANCE SHEET
Amounts in US dollars
	March	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,711	123,903
Intangible, debt discount on Notes with conversion option, current (Note 3)	—	—
Note receivable – From discontinued operations (Note 5)	—	—
Total current assets from continued operations	9,711	123,903
Total current assets from discontinued operations (Note 5, 12)
Total current assets	9,711	123,903

Intangible, debt discount on Notes with conversion option, net of current portion (Note 3)	—	—
Note receivable- From discontinued operations	2,100,000	2,100,000
Total assets	$2,109,711	2,223,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	797,654	813,064
Convertible notes payable to third party – current portion (Note 3)	350,097	212,290
Other current liabilities	88,336	89,400
Total current liabilities	1,236,087	1,114,754

Convertible Notes Payable to Third Party (Note 3)	2,492,220	3,440,119
Total liabilities	3,728,307	4,554,873

Commitments and contingencies (Note 6)	—	—
Minority interest in subsidiary’s net assets	525,000	525,000
Stockholders' equity
Preferred stock, 1,000,000 series B convertible, $1.20 stated value - Authorized and outstanding 1,200,000 and 0 shares, respectively	1,200,000	1,200,000
Common stock, $0.001 par value - Authorized 400,000,000 shares; 97,834,347 and 872,809 shares issued; 97,834,347 and 872,809 shares outstanding, respectively	97,835	873
Additional paid-in capital	88,715,707	85,467,283
Accumulated deficit	(92,130,103)	(89,497,091)
Accumulated other comprehensive loss	(2,226)	(2,226)
Treasury stock – 1,000 and 127,889 common shares at cost, respectively (Note 9)	(24,809)	(24,809)
Total stockholders' equity	(2,143,596)	(2,855,970)

Total liabilities and stockholders' equity	$2,109,711	2,223,903

See accompanying notes to consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Un-Audited)

	Three Months Ended March 31,
	2009	2008
Revenues	$-	$-

Cost of revenues	-	-

Operating expenses

Compensation and related costs	71,533	76,101
Consulting, professional and directors fees	159,209	2,641,649
Other selling, general and administrative expenses	40,595	285,311

Total operating expenses ( Note 10)	271,337	3,003,060

Operating loss	(271,337)	(3,003,060)
Financing loss – change of conversion price	(1,786,000)
Interest income	171,565	196,343
Interest expense	(262,240)	(104,491)

Net loss before minority interest (Note 10)	(2,148,012)	(2,911,208)

Minority interest (loss) income of consolidated subsidiary	(485,000)	69,419

Net loss	(2,633,012)	(2,841,789)

Other comprehensive income	—	427,022

Comprehensive loss (Note 10)	(2,633,012)	(2,414,767)

Net income (loss) per share, basic (Note 10)	$(0.12)	$(59.00)

Weighted average number of shares outstanding, basic (Note 1)	21,908,878	47,970

Net income (loss) per share, diluted (Note 1)	$(0.12)	$(59.00

Weighted average number of shares outstanding, diluted (Note 1)	21,929,652	47,970

See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(RESTATED FOR 1:100 REVERSE SPLIT AS OF MARCH 31, 2009
	Preferred Stock		Common Stock		Additional
	Number		Number		Paid-in	Accumulated	Income	Treasury	Shareholders'
	of Shares	Amount	of Shares	Amount	Capital	Deficit	(Loss)	Stock	Equity

Balances December 31, 2007			46,092	46	53,285,959	(38,289,630)	(2,226)	(2,117,711)	12,876,438

Compensation charge on shares, options and warrants issued to consultants			2,540	3	2,018,412				2,018,415

Treasury stock - Open Market			(1,030)	(1)	(102)			(28,400)	(28,503)

Issuance of preferred shares and subsequent conversion into common shares			500,000	500	49,999,500				50,000,000

Issuance of shares - common			25,207	25	1,017,489				1,017,514

Conversion of notes payable into common shares			450,000	450	2,149,550				2,150,000

Cancellation of treasury shares					(2,121,302)			2,121,302	-

Discount on Note Payable					210,000				210,000

Surrendered 15MM shares			(150,000)	(150)	(14,999,850)				(15,000,000)

Conversion of note to Series B preferred	1,000,000	$1,200,000			(132,417)				1,067,583

Net loss for the period						(51,207,461)			(51,207,461)

Related party-bad debt writeoff					(5,959,956)				(5,959,956)

Balances December 31, 2008	1,000,000	$1,200,000	872,809	873	85,467,283	(89,497,091)	(2,226)	(24,809)	(2,855,970)

Conversion of note to common shares			8,500,000	8,500	1,048,833				1,057,333

Change in conversion price (Note 7)					2,288,053				2,288,053

Shares issued to Yasheng			50,000,000	50,000	(50,000)				-

Shares issued to Capitol			38,461,538	38,462	(38,462)				-

Net loss for the period						(2,633,012)			(2,633,012)

Balances March 31, 2009	1,000,000	$1,200,000	97,834,347	97,835	88,715,707	(92,130,103)	(2,226)	(24,809)	(2,143,596)
See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Un-Audited)
	Three Months Ended March 31,
	2009	2008
Net loss	(2,633,012)	(2,414,767)

Financing loss	1,786,000
Amortization of debt discount	210,000
Non-cash compensation for consulting, professional services and director fees	—	2,018,1615
Net cash used by continuing operations	(637,012)	(396,706)
Net cash provided by discontinued operations	447,830	883,854
Net cash provided by operating activities	(189,182)	487,148

Cash flows from investing activities:
Loan advances to ERC		(788,510)
Investment in land development		(2,177,941)
Net cash used in investing activities	—	(2,966,451)

Cash flows from financing activities:
Proceeds from bank loans	—	39,800
Repayment of convertible note	—	(100,000)
Proceeds from Trafalgar note payable	—	500,000
Proceeds from issuance of stock	75,000	500,000
Payments to acquire treasury stock	—	(508)
Proceeds from AFG loan		1,660,000
Net cash provided by financing activities	75,000	2,599,292

Net decrease in cash and cash equivalents	(114,192)	119,989
Cash and cash equivalents, beginning of period	123,903	369,576
Cash and cash equivalents, end of period	9,711	489,565

Supplemental disclosure:
Cash paid for interest	—	17,063
Cash received for interest	—	108,193
Summary of non-cash transactions:
Accrued interest capitalized into Investment in real property		212,856
Non cash Transaction : Note payable converted to common stock	1,020,000

See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
Notes to Un-Audited Condensed Consolidated Financial Statements

1. Organization and Business

Yasheng Eco-Trade Corporation, formerly known as Vortex Resources Corp and Emvelco Corp., is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993. Effective August 19, 2008, the Company changed its name to Vortex Resources Corp. which was accomplished by merger of a wholly owned subsidiary into the Company with the Company being the survivor entity and subsequently changed its name to Yasheng Eco-Trade Corporation. Yasheng Eco-Trade Corporation (f/k/a VORTEX RESOURCES CORP.) and its consolidated subsidiaries are collectively referred to herein as “Yasheng”, “Vortex” or the “Company”.

The Company’s headquarters are located in Beverly Hills, California, and its operational offices located in West Hollywood, California.

In 2008, the Company focused on the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders. Based on a series of agreements,, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and its members ("DCG Members"). DCG has obtained a reserve evaluation report from an independent engineering firm, which classifies the gas reserves as “proven undeveloped”.  According to the independent well evaluation, each well contains approximately 355 MMCF (355,000 cubic feet) of recoverable natural gas.

The Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce, and more effectively manage, its regulatory and administrative costs, and to enable Company’s management to better focus on its business of developing the natural gas drilling rights recently acquired in connection with the acquisition of DCG.

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained in January 2009, a reserve report for the Company's interest in DCG and Vortex One, which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely

As a result of the series of transactions described above, the Company’s ownership structure at March 31, 2009 is as follows (designated for sale – see subsequent events):

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

On August 26, 2009, the Company entered into an agreement with Yasheng pursuant to which the Company agreed to acquire 49% of the outstanding securities (the “Yasheng Logistic Securities”) of Yasheng (the United States) Logistic Service Company Incorporated (“Yasheng Logistic”), a California corporation and a wholly owned subsidiary of Yasheng.  In consideration of the Yasheng Logistic Securities, the Company agreed to issue Yasheng 100,000,000 restricted shares of common stock of the Company.  Further, Yasheng agreed to cancel the 50,000,000 shares of the Company that were previously issued to Yasheng.  The sole asset of Yasheng Logistic is the certificate of approval for Chinese enterprises investing in foreign countries granted by the Ministry of Commerce of the People’s Republic of China.

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

As the Company does not presently have the authorized amount of shares of common stock to provide for the issuance of the Company Shares, the parties agreed that the Company will issue the amount of shares of common stock presently available at the closing and will issue the balance of such Company Shares upon increasing the authorized shares of common stock.  The Company has agreed that the Company Shares held by Yasheng-BVI are non-dilutive  in that Yasheng-BVI shall never own less than 55% of the issued and outstanding shares of the Company.  Yasheng-BVI may appoint a number of directors to the Board of Directors to provide voting control of the Board of Directors to Yasheng -BVI.  In order to expedite the closing of Yasheng Group, Capitol Properties agreed to restructure its holdings.    Further, both parties have agreed to restructure the Exchange Agreement for tax or other purposes as needed and the Company has agreed to enter into the required financing arrangements that are acceptable to Yasheng-BVI prior to Closing.

In the event that any of the conditions to the Exchange Agreement are not satisfied or waived, the Exchange Agreement may not be consummated.  Neither the Company nor Yasheng-BVI can provide any assurances that the Exchange Agreement will ultimately be consummated.

Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009.  The Company is presently working to extend the termination date.

The issuance of the shares of common stock to Yasheng or Yasheng-BVI will potentially result in substantial dilution to the interests of other stockholders of the Company and could result in a change of control of the Company on the date of issuance.  The transactions described above are subject to the drafting and negotiation of a final definitive agreement, performing due diligence as well as board approval from both parties. As such, there is no guarantee that the Company will be able to successfully close the above transaction.

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced to 872,809 (97,834,347 shares are issued and outstanding as of March 31, 2009).  The authorized shares of common stock remain as 400,000,000.  All shares amounts in this filling take into effect said reverse split, unless stated differently, presented on a retroactive basis.

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

Goodwill and intangible assets

Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of identifiable net assets acquired at the acquisition date. There was goodwill recorded in the transaction with AGL totaling $1.2 million as of December 31, 2007.  Since this subsidiary was divested as of January 1, 2008 in compliance with the C Properties Agreement, this goodwill was impaired during the first quarter of 2008.. As a result of the acquisition of DCG, the Company recorded Goodwill for a total of $49,990,000 as the former members of DCG were given conversion rights under the preferred stock arrangement for 50,000,000 common shares at a $1.00 price per share less the contribution of $10,000.

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

The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Buyer") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes"). The Company recorded an intangible asset related to the discount on the issuance of debt. The estimated value of the conversion feature was approximately $210,000 and will be reported as interest expense over the anticipated repayment period of the debt.  As reported under Legal proceedings on the Company annual filling, the Company notified Trafalgar that Trafalgar is in breech with regard to the services to be performed in accordance with the $2,000,000 loan agreement, and as such the Company believes such notes are null and void.  Pursuant to FASB 5, the $2,000,000 is recorded as a liability on the balance sheet since the outcome of the legal actions is undeterminable at this time, and interest is being accrued on the note. The Company filed a lawsuit against Trafalgar, and as such all the unamortized value of the conversion feature was recorded as interest expense in the first quarter of 2009.

As disclosed in note 1, the Company issued 50,000,000 shares to Yasheng and 38,461,538 shares to Capitolin consideration for exploring certain business opportunities. . Upon finalization of the transaction of acquiring the logistic center, if at all, the Company will record goodwill according to SFAS No. 142.

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

The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the year ended December 31, 2008 (there were no such expenses during the first quarter ended on March 31, 2009):

Categories of cost and expenses	Year ended December 31, 2008

Compensation and related costs	$
Consulting, professional and directors fees		2,018,101
Total stock-based compensation expense		$2,018,101

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

The Notes bear interest at 8.5% with such interest payable on a monthly basis with the first two payments due at closing. The Notes are due in full in September 2010. As of the date hereof, the Company is obligated on the Notes issued to the Buyer in connection with this offering. The Notes are a debt obligation arising other than in the ordinary course of business, which constitute a direct financial obligation of the Company. The Notes were offered and sold to the Buyer in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The Buyer is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The estimated value of the conversion feature was approximately $2MM and will be reported as interest expense over the anticipated repayment period of the debt.

As reported under Legal proceedings, the Company notified Buyer that Buyer is in breach with regard to the services to be performed in accordance with the $2,000,000 loan agreement.  A complaint was filled by the Company in Los Angeles, California on April 2009, and the Company believes such Notes is null and void.   Pursuant to FASB 5, the $2,000,000 is recorded as a liability on the balance sheet since the outcome of the legal actions is undeterminable at this time. The Company expensed the unamortized portion of the conversion feature as interest expense in these financials, and accrued interest on the notes. The parties are holding negotiations trying to resolve the issues. ..

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

AP Holdings Limited (AP):

On October 1, 2008, the Company entered into a short term note payable (6 month maturity) with AP – a foreign Company controlled by Shalom Atia (the brother of Yossi Attia, the Company CEO – the “Holder”), a third party, for $330,000. The note bears 12% interest commencing October 1, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.015 per share. Holder has advised that it has no desire to convert the AP Note into shares of the Company’s common stock at $1.50 per share at this time as the Company’s current bid and ask is $0.23 and $0.72, respectively, and there is virtually no liquidity in the Company’s common stock. The Company is in default on the AP Note, and Holder has threatened to commence litigation if it not paid in full. The Company does not have the cash resources to pay off the AP Note due to current capital constraints. Holder has agreed that it is willing to convert the AP Note if the conversion price is reset to $0.04376 resulting in the issuance of 8,000,000 shares of common stock (the “Shares”) of the Company or 7.56% of the Company assuming 105,884,347 shares of common stock outstanding (97,884,347 as of May 7, 2009 plus 8,000,000 shares issued to Holder). The parties entered a settlement agreement in May 2009.  The agreement with AP was approved by the Board of Directors where Mr. Yossi Attia has abstained from voting due to a potential conflict of interest.  The Company recognized approximately a $2MM loss on the change of conversion price in the first quarter of 2009.

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

5. Dispositions

On August 19, 2008, the Company entered into a Final Fee Agreement (the “Consultant Agreement”) with a third party, C. Properties Ltd. (“Consultant”). Pursuant to the Consultant Agreement, the Company agreed with the Consultant to exchange the Company’s interest in AGL as a final fee in connection with its DCG acquisition.  The Company had to pay Consultant certain fees in accordance with the Consultant Agreement and the Consultant had agreed that, as equivalent cash value for services rendered, it would receive an aggregate of up to 734,060,505 shares of stock of the AGL, which the Consultant deemed fair market value for the services rendered at the time that the transaction was closed.

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

In the following tables, the Company provides a breakdown of the balances associated with discontinued operation, as appear in the financials:

	Three months ended March 31, 2009	Year ended December 31, 2008
Discontinued Operations – Current Assets:
Gas Rights on Real property	$—	$
Note Receivable	—		—
Total	$—		$—

Discontinued Operations – Non Current Assets:
Note Receivable	$2,100,000		$2,100,000

Discontinued Operations – Total Assets:	$2,100,000		$2,100,000

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

The Sub-prime crisis has also led the USA (and the world) economy into a significant negative impact on the pricing of most commodities, in our case natural gas and oil.  The Company anticipates that the drop in the commodities prices will present difficulties in obtaining financing for the drilling of wells and there is no assurance that the Company will be able to implement its business plan in a timely manner, or at all.

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

As of March 31, 2009, the Company paid off the lines of credit in full

(n) Investment (and loans) in Affiliates, at equity

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bore interest at an annual rate of 12% and the line of credit had a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development.  On November 2, 2007, the Company exercised the Verge option to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, thereby reducing the amount outstanding by $10 million.  Additionally, the Verge option required that the Company pays The International Holdings Group (TIHG), the then parent of ERC, and another $5 million when construction began on the Verge Project.  As of December 31, 2008, the Company has accrued and recorded that payment as a reduction to this loan receivable balance.  As of December 31, 2008, the outstanding loan receivable balances by ERC and Verge (related entities) were charged to equity, due to the Company change of strategy, turmoil in the real estate industry including the sub-prime crisis and the world financial crisis, which among other factor led Verge to file for Bankruptcy protection.

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

(t) Reverse Split

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced to 872,809.  The authorized shares of common stock will remain as 400,000,000. The shareholders holding a majority of the issued and outstanding shares of common stock and the board of directors approved the reverse split on November 24, 2008.  In addition, a new CUSIP was issued for the Company's common stock which is 92905M 203.  The symbol of the Company was changed from VTEX into VXRC.  All shares amounts in this filling taking into effect said reverse, unless stated differently. The Company issued common stock on a post-split basis during the period ended March 31, 2009, resulting in 97,834,347 shares issued and outstanding as of March 31, 2009.

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

On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company issued 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities, based on the pro-ration set in the January Term Sheet. The shares of common stock were issued based on Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.  In order to finalize any transaction with Group, Capitol  agreed to restructure its holdings as necessary.

The Yasheng comprehensive transaction is subject to finalization. The Company recorded the issuance as follows:

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

11. Subsequent events

Effective April 1, 2009 Mr. Dunckel resigned as a Company director in order to pursue other opportunities.

On April 2009, the Company filed a complaint in Los Angeles, California against Trafalgar and its affiliates, for breaching of agreement and damages (see note 6).

As detailed in Note 5, on October 1, 2008, the Company entered into a short term note payable (6 month maturity) with AP – a foreign Company controlled by Shalom Atia (the brother of Yossi Attia, the Company CEO – the “Holder”), issued to Holder). The parties enter a settlement agreement on May 2009, where Mr. Yossi Attia has abstained from voting due to a potential conflict of interest. Said settlement agreement, granting the Holder 8,000,000 shares of common stock, par value $.001 per share, of Yasheng Eco-Trade Corporation (f/k/a VORTEX RESOURCES CORP.), pursuant to Rule 144 of the Securities and Exchange Commission under the Securities Act of 1933, as amended.

On May 2009 the Company filed a complaint against an Israeli lawyer which was engaged by the Company in connection with the AGL transaction (See note 6)

The Company has changed its name to Yasheng Eco-Trade Corporation.

On August 26, 2009, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Yasheng-BVI, pursuant to which Yasheng-BVI agreed to sell the Company 75,000,000 shares (the “Group Shares”) of common stock of Group in consideration of 396,668,000 shares (the “Company Shares”) of common stock of the Company (the “Exchange”).

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

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas Reserves. The table above shows the second standardized measure of discounted future net cash flows for the Company since inception. Accordingly, there are material changes to disclose, which in essence were contributed by a substantial decline in gas prices.

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

13.  Restatement
We have restated our balance sheet at December 31, 2008 and statements of income, stockholders’ equity and cash flows for the year ended December 31, 2008.  The restatement in 2008 did not have a material impact on (x) the net loss reported; (y) loss per share; and (z) the negative equity position of the Company from what the Company had previously reported for the year ended December 31, 2008.

We have also restated our balance sheet at March 31, 2009 and statements of income, stockholders’ equity and cash flows for the quarter ended March 31, 2009.  The restatement in the first quarter of 2009 did not have a material impact on (x) the net loss reported; (y) loss per share; and (z) the negative equity position of the Company from what the Company had previously reported for the quarter ended March 31, 2009.

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

Operating Assets:

Yasheng Eco-Trade Corporation, formerly known as Vortex Resources Corp and Emvelco Corp., is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993. Effective August 19, 2008, the Company changed its name to Vortex Resources Corp. which was accomplished by merger of a wholly owned subsidiary into the Company with the Company being the survivor entity and subsequently changed its name to Yasheng Eco-Trade Corporation. Yasheng Eco-Trade Corporation (f/k/a VORTEX RESOURCES CORP.) and its consolidated subsidiaries are collectively referred to herein as “Yasheng”, “Vortex” or the “Company”.

The Company’s headquarters are located in Beverly Hills, California, and its operational offices located in West Hollywood, California.

In 2008, the Company focused on the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders. Based on a series of agreements,, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and its members ("DCG Members"). DCG has obtained a reserve evaluation report from an independent engineering firm, which classifies the gas reserves as “proven undeveloped”.  According to the independent well evaluation, each well contains approximately 355 MMCF (355,000 cubic feet) of recoverable natural gas.

The Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce, and more effectively manage, its regulatory and administrative costs, and to enable Company’s management to better focus on its business of developing the natural gas drilling rights recently acquired in connection with the acquisition of DCG.

Due to current issues in the development of the oil and gas project in Crockett County, Texas, the board obtained in January 2009, a reserve report for the Company's interest in DCG and Vortex One, which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirely

As a result of the series of transactions described above, the Company’s ownership structure at March 31, 2009 is as follows (designated for sale – see subsequent events):

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

Yasheng Group Logistics Center

On January 20, 2009, the Company entered into a non-binding Term Sheet (the “Term Sheet”) with Yasheng Group, Inc., a California corporation (“Yasheng”).  Yasheng is an agriculture conglomerate which has subsidiaries located in the Peoples Republic of China who are engaged in the production and distribution of agricultural, chemical and biotechnological products to the United States, Canada, Australia, Pakistan and various European Union countries as well as in China.  Pursuant to the Term Sheet, Yasheng agreed to transfer 100% ownership of 80 acres of property located in Victorville, California for use as a logistics center and eco-trade cooperation zone (the “Project”).  Vortex has also agreed that it will change its name from “Vortex Resources Corp.” to “Yasheng EcoTrade Corporation”.  As consideration for contributing the property, the Company agreed to issue Yasheng 130,000,000 shares of the Company’s common stock and Capitol Properties (“Capitol”), an advisor on the transaction, 100,000,000 shares of the Company’s common stock.  On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center, and/or alliance with other major groups complimenting and/or synergetic to the development of a logistics center.  Further, in accordance with the amendment, the Company issued 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol in consideration for exploring the business opportunities and their efforts associated with the development of the logistics center.  The issuance of the shares of common stock to Yasheng and Capital Properties resulted in substantial dilution to the interests of other stockholders of the Company, but did not represent a change of control in the Company in light of the number of shares of common stock and Super Voting Series B Preferred Stock that were outstanding on the date of issuance. The Company and Yasheng have also evaluated several properties throughout California with the goal of leasing the property to be used for the logistics center.  Management believes that leasing the property with an option to buy will have significant cost savings in comparison to acquiring such property.  In June 2009, the Company has narrowed in search down to a few potential properties,and has subsequently identified a specific site in the San Bernardino, California vicinity that it intends to move forward on.

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

As the Company does not presently have the authorized amount of shares of common stock to provide for the issuance of the Company Shares, the parties agreed that the Company will issue the amount of shares of common stock presently available at the closing and will issue the balance of such Company Shares upon increasing the authorized shares of common stock.  The Company has agreed that the Company Shares held by Yasheng-BVI are non-dilutive  in that Yasheng-BVI shall never own less than 55% of the issued and outstanding shares of the Company.  Yasheng-BVI may appoint a number of directors to the Board of Directors to provide voting control of the Board of Directors to Yasheng -BVI.  In order to finalize any transaction with Group, Capitol  agreed to restructure its holdings as necessary.  Further, both parties have agreed to restructure the Exchange Agreement for tax or other purposes as needed and the Company has agreed to enter into the required financing arrangements that are acceptable to Yasheng-BVI prior to Closing.

Assets Sold

On August 16, 2008 610 N. Crescent Heights, LLC, entered into a sale and escrow agreement with third parties, for the sale of the real property located at 610 North Crescent Heights, Los Angeles, for $1,990,000. Said escrow was closed as of September 30, 2008.

On August 19, 2008, the Company entered into a Final Fee Agreement (the “Consultant Agreement”) with a third party, C. Properties Ltd. (“Consultant”). Pursuant to the Consultant Agreement, the Company agreed with the Consultant to exchange the Company’s interest in AGL as a final fee in connection with its DCG acquisition.  The Company had to pay Consultant certain fees in accordance with the Consultant Agreement and the Consultant had agreed to accept up to 734,060,505 shares of stock of the AGL as the equivalent cash value for the services rendered.

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

Amounts comparable to prior year, although the sale of 4 oil wells amounted in $2,300,000.  These revenues generated in 2009 were eliminated upon consolidation, and are included in loss of subsidiary.

Cost of revenues (excluding depreciation and amortization)

The following table summarizes cost of revenues (excluding depreciation and amortization) for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Total cost of revenues	$—	$—

Amounts comparable to prior year, although the cost of sales for 4 oil wells amounted in $2,785,000.
These costs, generated in 2009, were eliminated upon consolidation, and are included as a standalone loss in a subsidiary.

Compensation and related costs

The following table summarizes compensation and related costs for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Compensation and related costs	$71,533	$76,101

Amounts did not change materially from the prior year.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Consulting, director and professional fees	$159,209	$2,641,649

Overall consulting, professional and director fees decreased by 94%, or $2,482,440, primarily as the result of use of stock and warrants to compensate, at fair market value for services rendered to the Company, several consultants, investment bankers, advisors, accountants and lawyers in 2008.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Other selling, general and administrative expenses	$40,595	$285,311

Overall, other selling, general and administrative expenses decreased by 86%, or $244,817, due to cost reduction initiatives occurring in 2009.

Interest income and expense

The following table summarizes interest income and expense for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Interest income	$171,565	$196,543
Interest expense	$(262,240)	$(104,491)

Interest income is comparable to prior year. Interest expense increased by 151%, or $157,749, mostly due to expensing the Trafalgar discount on the note payable in dispute.  See Part I and part II Legal Proceedings.

Liquidity and Capital Resources

The Company currently anticipates that its available cash resources will not be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months. During the quarter and years 2008 and 2007, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of March 31, 2009, the Company owes Mr. Attia approximately $606,000.  The Company will either need to raise capital from third parties or continue borrowing funds from Mr. Attia.

As of March 31, 2009, our cash, cash equivalents and marketable securities were $9,711, a decrease of approximately $114,000 from the end of fiscal year 2008. The decrease in our cash, cash equivalents and marketable securities is primarily the result of our convertible note payable to equity of $1,030,000.  This was offset by our net operating loss.

Cash flows (used in) and provided by operating activities for the three months ended March 31, 2009 and 2008 was $(189,192) and $487,148, respectively. The change is primarily due to the result of our decrease in payables along with conversion of a note for $1,786,000, which was offset by our net operating loss.

Cash flows used in investing activities for the three months ended March 31, 2009 and 2008 was $0 and $2,966,451, respectively. The change was primarily due to a significant reduction in loan advances of $788,510 to ERC and investment in land development of $2,177,941 in 2008, which did not occur in 2009.

Cash provided by financing activities for the three months ended March 31, 2009 and 2008 was $75,000 and $2,599,292, respectively. This decrease is due to decreased net funding from Trafalgar and AFG loans of approximately $2.1 million and an increase in issuance of stock of approximately $500,000 in 2008.

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

Our Commitments and contingencies are stated in detail in the Notes to the Consolidated Financial Statements, which include required supplemental information about gas and oil.  In this section management provides disclosures regarding commitments and contingencies.

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

As of March 31, 2009, the Company paid off the lines of credit in full.

Investment (and loans) in Affiliates, at equity:

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bore interest at an annual rate of 12% and the line of credit had a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development.  On November 2, 2007, the Company exercised the Verge option to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, thereby reducing the amount outstanding by $10 million.  Additionally, the Verge option required that the Company pays The International Holdings Group (TIHG), the then parent of ERC, and another $5 million when construction began on the Verge Project.  As of December 31, 2008, the Company has accrued and recorded that payment as a reduction to this loan receivable balance.  As of December 31, 2008, the outstanding loan receivable balances by ERC and Verge (which are related entities due to the fact that Mr. Darren Dunckel is the CEO of both companies) were charged to bad debt expense on the statement of operations, due to the Company change of strategy, turmoil in the real estate industry including the sub-prime crisis and world financial crisis, which among other factors led Verge to file for Bankruptcy protection.

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

Reverse Split

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced to 872,809.  The authorized shares of common stock will remain as 400,000,000. The shareholders holding a majority of the issued and outstanding shares of common stock and the board of directors approved the reverse split on November 24, 2008.  In addition, a new CUSIP was issued for the Company's common stock which is 92905M 203.  The symbol of the Company was changed from VTEX into VXRC.  All shares amounts in this filling taking into effect said reverse, unless stated different. The Company issued common stock on a post-split basis during the period ended March 31, 2009, resulting in 97,834,347 shares issued and outstanding at March 31, 2009.

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

The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls that constitute material weaknesses as discussed below. The material weaknesses identified resulted in the restatement the consolidated financial statements for the year ended December 31, 2008. We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.  The Company intends to add accounting staff, subject to adequate financing, in order to assist in reducing its risk in these areas and plans to add additional personnel in accounting and internal auditing in the near future, which is subject to obtaining the required financing.
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

The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established financial relationship which should create source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in this filling). The Company position is that the DCG transactions (among others) would not have been closed by the Company, unless Trafalgar will provide the needed financing needed for the drilling program. On December 4, 2008 in lieu of the world economy crisis, the company addressed Trafalgar formally to summarize amendment to exiting business practice and modification of terms for existing As well as future financing. On January 16, 2009 based on Trafalgar default, the Company sent to Trafalgar notice of default together with off-set existing alleged notes due to Trafalgar to mitigate the Company losses. Representative of the parties are having negotiations, trying to resolve the disagreement between the parties, with the Company position that in any event the alleged notes to Trafalgar should be null and void by the Company. On April 2009, the Company filed a complaint in Los Angeles, California against Trafalgar and its affiliates, for breaching of agreement and damages.

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

In connection with the Company continuing its focus of the acquisition, exploration, and development of undervalued assets, the Company is now focusing on the active development of the logistic center.  In connection with these efforts, the Company engaged a real estate brokerage firm to assist in locating adequate commercial space to operate a logistics company in California, is evaluating potentially locating the logistics center in Detroit, Michigan and is currently seeking funding to further expand these operations.  In connection with these efforts, the Company entered a term sheet with Yasheng Group ("Yasheng") a group of companies engaged in the agriculture, chemicals and biotechnology businesses in the Peoples Republic of China and the export of such products to the United States, Canada, Australia, Pakistan and various European Union countries.  On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company issued 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol, based on the pro-ration set in the January Term Sheet. The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated hereunder. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.   In order to finalize any transaction with Yasheng, Capitol Group has agreed restructure its holdings as necessary.

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

There were no options or warrants exercised in the three month period ended March 31, 2009 and year ended December 31, 2008

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 As reported under Legal proceedings, the Company notified Trafalgar that Trafalgar is in breech with regard to the services to be performed in accordance with the $2,000,000 loan agreement.  A complaint was filed by the Company on April 2009. Pursuant to FASB 5, the $2,000,000 is recorded as a liability on the balance sheet since the outcome of the legal actions is undeterminable at this time. The Company expensed the conversion feature of $210,000 as interest expense in these financials, and recorded accrued interest on said liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31
Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer of YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California, on March 26, 2010.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)

By:	/s/Yossi Attia
Yossi Attia
Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer