Form 10-K
period 2009-12-31
Yasheng Eco-Trade Corp
filed 2010-04-15
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________

Commission File Number 001-12000

YASHENG ECO-TRADE CORPORATION
(Name of issuer as specified in its charter)
VORTEX RESOURCES CORP.
(Former name of issuer as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1061 ½ N Spaulding, Los Angeles, CA 90046
 (Address of principal executive offices)

Issuer’s telephone number, including area code: (323) 822-1750
Issuer’s facsimile number, including area code: (323) 822-1784

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $0.001 per share

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes | | No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes |  | No |X|

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐   Accelerated filer    ☐   Non-accelerated filer   ☐   Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No ☒

The aggregate market value of the registrant’s common stock (the only class of voting  stock) held by non-affiliates of the Company as of December 31, 2009 was about $1,206,310, based on the closing price of the registrant’s common stock on such date of $0.023 as reported by the Over the Counter Bulletin Board.

At April 15, 2010, 179,709,795 shares of common stock were issued and outstanding.

Item 1.	Business

History of Business

Yasheng Eco-Trade Corporation (formerly known as (“f/k/a”) Vortex Resources Corp,, Euroweb International Corp. and Emvelco Corp.) (“we”, “us”, “YASH”, “Vortex” or the “Company”), is a Delaware corporation and was organized on November 9, 1992. We were a development stage company through December 1993. On January 8, 2007, the Company changed its name from “Euroweb International Corp.” to “Emvelco Corp.”.  On August 19, 2008, the Company changed its name from “Emvelco Corp.” to “Vortex Resources Corp”. On July 15, 2009 the Company changed its name from “Vortex Resources Corp.” to its current name.

The Company’s holdings in its subsidiaries at December 31, 2009 were as follows:

100% of DCG – discontinued operations
100% of Vortex Ocean One, LLC (See Commitment and contingencies)
Approximately 7% of Micrologic, (held by EA Emerging Ventures Corp, a 100% owned subsidiary of the Company, which was sold on April 15, 2010 to a third party)

The above subsidiaries are presently dormant and the Company is presently conducting its business, the development of the logistics center, through Yasheng Eco-Trade Corporation. The Company board re-visits the mineral industry – see discussion below. The Company’s interest with Micrologic been divested – see below.

Going Concern

The accompanying consolidated financial statements included in this Annual Report on Form 10-K include an opinion from Robinson, Hill & Co., the Company’s independent auditors, that there is substantial doubt as to our ability to continue as a going concern. The financing of the Company’s projects is dependent on the future effect of the so called sub-prime mortgage crisis on financial institutions.  This sub-prime crisis may affect the availability and terms of financing available to the Company for the completion of its projects, and the availability and terms of financing may affect the Company’s ability to obtain relevant financing for its ongoing operations as well.    The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Strategy

Our business plan since 1993 has been identifying, developing and operating companies within emerging industries for the purpose of consolidation and sale if favorable market conditions exist. Although the Company primarily focuses on the operation and development of its core businesses, the Company pursues consolidations and sale opportunities in a variety of different industries, as such opportunities may present themselves, in order to develop its core businesses as well as outside of its core business.  The Company may invest in other unidentified industries that the Company deems profitable. If the opportunity presents itself, the Company will consider implementing its consolidation strategy with its subsidiaries and any other business that it enters into a transaction.  In January 2009, the Company commenced the business of development of a logistics center.

Our mission is to develop an Asian Pacific Cooperation Zone in Southern California to enhance and enable increased trade between the United States and China (See details under Item 7 of this report). The facility will provide a “Gateway to China” through a centralized location for the marketing, sales, customer service, product completion for “Made in the USA” products and distribution of goods imported from China. It will also promote Joint Ventures and exporting opportunities for US companies. The importing or sourcing materials from China has been the solution for creating significant margins for goods sold in the United States.  While many large multi-national companies have been able to navigate and capitalize on the opportunities the Chinese industrial complex has created, most US companies simply do not have the resources to manage the complexities of working with companies in China.  Some of the complexities for US companies importing from China include selecting the right manufacturer or vendor for your company, addressing transportation, tax and customs issues and quality control and delivery issues..

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

Yasheng Group

Logistics Center and Potential Acquisition

During 2009, the Company entered into series of agreements with Yasheng Group, Inc., a California corporation (“Yasheng”).  Yasheng is an agriculture conglomerate which has subsidiaries located in the Peoples Republic of China who are engaged in the production and distribution of agricultural, chemical and biotechnological products to the United States, Canada, Australia, Pakistan and various European Union countries as well as in China.  Pursuant to these series of agreements Yasheng agreed to transfer certain assets and know-how for the development of a logistics center and eco-trade cooperation zone (the “Project”) as well as sale to the company control over Yasheng.

 As part of the Company due diligence and closing procedure, the Company requested that Yasheng-BVI (allegedly Yasheng’s parent company) provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the transaction.    On November 3, 2009, the Company sent Yasheng and Yasheng-BVI a formal letter demanding various closing items.  Yasheng and Yasheng-BVI did not deliver the requested items and, on November 9, 2009 Yasheng and Yasheng-BVI sent a termination notice to the Company advising that the definitive Agreement has been terminated. The Company is presently evaluating its options in moving forward with respect to Group based on various letters of intent and agreements with Group regarding various matters and is presently determining whether it should cease all activities with Group.

As Yasheng failed to enter into a definitive agreement with the Company, we may lose a significant source of our potential clients for the logistics center.  As such, we would be required to develop additional sources of clients and develop a significant sales force to achieve favorable results.

Real Estate Development and Financial Services Industries

Until December 31, 2007, the Company’s primary focus was on the business of real estate development and financial services industries through its wholly-owned subsidiaries in the United States and Europe.  In 2008, the Company took the decision to discontinue its real estate operations. During 2008, the Company sold all its real estate properties

Mineral Resources Industry

In 2008, the Company’s primary focus shifted from real estate development and financial services industries to the mineral resources industry, specifically within the gas and oil sub-industry. On May 1, 2008, the Company entered into an Agreement and Plan of Exchange (the “DCG Agreement”) with Davy Crockett Gas Company, LLC (“DCG”) and its members (“DCG Members”). Pursuant to the DCG Agreement, the Company acquired and the DCG Members sold, 100% of the outstanding membership in DCG in exchange for 50,000,000 shares of preferred stock of the Company. The sales price was $50 million, as calculated by the 50 million shares at an agreed price of $1.00.  On June 30, 2008, the Company formed Vortex Ocean One LLC (“Vortex One”) with third party -, an individual ("TI"). In addition, we assigned the four leases in Crockett County, Texas to Vortex One.  As a condition precedent to TI contributing the required funding, Vortex One pledged all of its assets to TI including the leases.   On October 29, 2008, the Company entered into a settlement arrangement with TI, whereby the Company agreed to transfer the 5,250 common shares previously owned by Vortex One to TI. On November 2009 the Company and TI agreed to dissolve all their joint venture and or partnership agreement, and TI waved any equity interest per conversion of his equity position into a debt holder.

Further, in February 28, 2009, TI, as the secured lender to Vortex One, directed Vortex One to sell the term assignments with 80% of the proceeds being delivered to TI, as secured lender, and 20% of the proceeds being delivered to the Company – as per the original agreement.  The transaction closed on February 28, 2009 in consideration of a cash payment in the amount of $225,000, a 12 month promissory note in the amount of $600,000 and a 60 month promissory note in the amount of $1,500,000 (the “Notes”).  TI paid $25,000 fee, and from the net consideration of $200,000 TI paid the Company its 20% portion of $40,000 on March 3, 2009. No relationship exists between TI, the assignee of the leases and the Company and/or its affiliates, directors, officers or any associate of an officer or director. As TI agreed with the Company to wave any equity interest, the Company is the beneficiary owner of the Notes.

Due to economic and business issues in the development of the oil and gas project in Crockett County, Texas, the board obtained additional  reserve report for the Company’s interest in DCG and Vortex One, which report indicated that the DCG properties as being negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property and/or desert the project in its entirety. The Buyer of the term assignments is not performing under the Notes, and in essence is in default. As the Notes are secured with encumbrances on the wells, the Company did not make a reserve for doubtful debt. The Company is presently evaluating its options in moving forward with respect to potentially foreclose on the Notes, or negotiate terms with the Buyer, or revive its operation in the Mineral industry.

Micrologic, Inc.

Micrologic, Inc. (“Micrologic”), is in the business of design and production of EDA applications and Integrated Circuit (“IC”) design processes; specifically, the development and production of the NanoToolBox TM tools suite which shortens the time to market factor. NanoToolBox TM is a smart platform that is designed to accelerate IC’s design time and shrink time to market factor. The Company own 100,000 shares of Micrologic - vested via EA Emerging Ventures Inc. (“EVC”) represented less than ten percent (10%) equity ownership in Micrologic, prior to further dilution..  Micrologic subsequently issued additional securities to third parties diluting our interest to approximately 7% of the issued and outstanding of Micrologic, Inc.

On April 15, 2010 the Company sold all its holdings in Micrologic for consideration of $20,000.

Employees

As of April 15, 2010, the Company employed a total of three full-time employees and one part-time employee, all of whom are in executive and administrative functions.  We believe that our relationships with our employees are good.

Item 1A.	Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 1B.	Unresolved Staff Comments.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.	Properties

On June 2006, we entered into a lease for approximately 1,500 square feet of office space located at 1061 ½ North Spaulding Ave., West Hollywood, CA 90046 which we rent for $2,500 per month.  Future minimum payments for the years ending December 31, 2010 and 2011 are $30,000 and $15,000 (6 months in 2011), respectively. Our lease terminates June 2011 and we have not as yet determined whether we will renew the lease for the existing space or seek new space.  The Company is utilizing this space for operational and accounting services. On September 2008 the Company’s principal executive offices were relocated from 10990 Wilshire Blvd, Suite 1220, Los Angeles, CA to 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210.  This office space was operating as executive suites space and services which we rent for $219 per month as base rent, plus charges of actual spaces uses.  In order to minimize cost and being more efficient, the Company vacate said offices and operate in 2009 from its West Hollywood offices.

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

Navigator – Registration Rights - The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. As of June 30, 2008 (effective March 31, 2008), the Company was in default of the Registration Rights Agreement and therefore made a provision for compensation for $150,000 to represent agreed final compensation (the "Penalty"). The holder of the Penalty subsequently assigned the Penalty to three unaffiliated parties (the "Penalty Holders"). On December 26, 2008, the Company closed agreements with the Penalty Holders pursuant to which the Penalty Holders agreed to cancel any rights to the Penalty in consideration of the issuance 66,667 shares of common stock to each of the Penalty Holders. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Trafalgar Capital Specialized Investment Fund, Luxembourg - The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established a financial relationship which should create a source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in the Company filing). The Company position is that the DCG transactions (among others) would not have been closed by the Company unless Trafalgar had provided the needed financing needed for the drilling program.  On April 14, 2009, the Company filed a complaint in Superior Court of California, County of Los Angeles, and Case No. BC 411768 against Trafalgar Capital Specialized Investment Fund, Luxembourg and its affiliates (which was served on June 5, 2009 via registered mail and on September 10, 2009 in personal service), alleging breach of contract and fraud and alleged damages in the amount of $30,000,000.  On or about August 2008, Trafalgar obtained a default judgment against the Company in a lawsuit brought by it (but never served on the Company) in Florida (Case No. 09-60980) for $2,434,196.06. The Company appealed said judgment, based on non-service and its appeal was granted on April 9, 2010 so this judgment been vacated. On April 15, 2010 effective December 31, 2009 the company and Trafalgar settled all outstanding disputes. The parties agreed that the debts owe to Trafalgar will be set as $3,000,000 with maturity of 30 months from date of issuing carry a 7% annual interest. Under the terms of the settlement, Trafalgar will be issued Preferred Stock of the Company, which is convertible to common shares at the option of the holders, into 600,000,000 common shares of the Company, at any time upon written notice to the company; this is more than the total authorized shares of the Company. In the event of conversion of the note, the Company will authorize more shares to be issued at that point (The parties acknowledged that the Company has not sufficient authorized shares to affect said issuance) Trafalgar will appoint 4 directors to the Company’s Board of Directors. Under the terms of the settlement, Trafalgar agreed to continue and pursue the core business of the Company.

Verge Bankruptcy & Rusk Litigation - On January 23, 2009, Verge Living Corporation (the “Debtor”), a former wholly owned subsidiary of Atia Group Limited (“AGL), a former subsidiary of the Company, filed a voluntary petition (the “Chapter 11 Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”).  The Chapter 11 Petitions are being administered under the caption  In re: verge Living Corporation, et al., Chapter 11 Case No. ND 09-10177 (the “Chapter 11 Proceedings”).  The Bankruptcy Court assumed jurisdiction over the assets of the Debtors as of the date of the filing of the Chapter 11 Petitions.  . On April 28, 2009, Chapter 11 Proceedings changed venue to the United States Bankruptcy Court for the District of Nevada, Chapter 11 Case No BK-S-09-16295-BAM. As Debtor as well as its parent AGL were subsidiaries of the Company at time when material agreements where executed between the parties, the Company may become part of the proceeding. In August 2008, Dennis E. Rusk Architect LLC and Dennis E. Rusk, (“Rusk”) were terminated by a former affiliate of the Company. Rusk filed a lawsuit against the Debtor, the Company and multiple other parties in Clark County, Nevada, Case No. A-564309. The Rusk parties seek monetary damages for breach of contract. The Company has taken the position that the Company will have no liability in this matter as it never entered an agreement with Rusk. The court handling the Verge bankruptcy entered an automatic stay for this matter. On or about October 28, 2009 the parties settled said complaint, where the other parties agreed to pay the Rusk parties the sum of $400,000. The amount of $37,500 was advanced by the other parties to the Rusk parties. The Company’s Board of Directors agreed to issue to the other parties 4 million shares of the Company, as the Company participation in said settlement, which was done on October 2008. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Yalon Hecht - On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against Yalon Hecht, a foreign attorney alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. On April 2007, Mr. Hecht returned $92,694 (70,000 Euros on the date of transfer) to the Company which netted $72,694.  On June 2007, the Company filed a claim seeking a   default judgment against Yalon Hecht. On October 25, 2007, the Company obtained a default judgment against Yalon Hecht for the sum of $249,340.65. As of today, the Company has not commenced procedures to collect on the default judgment.

Vortex One - The Company via Vortex One commended its DCG’s drilling program, where Vortex One via its former member, was the first cash investor. Since said cash investment was done in July 2008, the Company defaulted on terms, period and presentations (based on third parties presentations). Based on series of defaults of third parties, Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being in default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex One position is that the Buyer as well as the operator is under breach of the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.

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

Wang - On August 4, 2009, the Company filed a Form 8-K Current Report with the Securities and Exchange Commission advising that Eric Ian Wang (“Wang”) was appointed as a director of the Company on August 3, 2009. Mr. Yang was nominated as a director at the suggestion of Yasheng which approved the filing of the initial Form 8-K. On August 5, 2009, Mr. Wang contacted the Company advising that he has not consented to such appointment. Accordingly, Mr. Wang has been nominated as a director of the Company but has not accepted such nomination and is not considered a director of the Company. Mr. Wang's nomination was subsequently withdrawn. Furthermore, although no longer relevant, Mr. Wang's work history as disclosed on the initial Form 8K was derived from a resume provided by Mr. Wang. Subsequent to the filing of the Form 8-K, Mr. Wang advised that the disclosure regarding his work history was inaccurate. As a result, the disclosure relating to Mr. Wang's work history should be completely disregarded. The Company believe that at the time that these willful, malicious, false and fraudulent representations were made by Wang to the company, Wang knew that the representations were false and that he never intended to be appointed to the board. The company informed and believe the delivery of the resumes, and the later demand for a retraction of the resumes, were part of a scheme (with others) to injure the business reputation of the company to otherwise damages its credibility such that the Company would have a lesser bargaining position in the finalization of the documents relating to the Yasheng transaction. As such the Company filled on September 2009 a complaint against Wang in California Superior Court – San Bernardino County – Case No.: CIVRS909705. On or about January 4, 2010 the parties settled all their adversaries. Under said settlement, Wang represents, warrants, and agrees that the information about him that was contained in the 8K Filing and other disclosure documents was supplied by him.  Any alleged inaccuracies, misrepresentations, and/or misstatements in the 8K Filing and other disclosure documents, regarding his resume, background and/or qualifications, if any exist, were based upon the information he provided to the Company.

Sharp - On October 20, 2009, an alleged former shareholder of the Company (Mr. Sharp), has filed a lawsuit against the Company and Mr. Attia in San Diego County, California (case number SC105331). Mr. Sharp subsequently attempted to settle the matter for a nominal fee, which the Company refused to accept. The Company disputes all of Mr. Sharp’s claims as meritless, frivolous and unsubstantiated and believes that it has substantial and meritorious legal and factual defenses, which the Company intends to pursue vigorously. The Court on January 10, 2010 imposed sanctions upon Sharp to be paid to Defendants no later than February 8 in the amount of $1,250.00.  The Order was entered January 25, 2010. Despite several requests, Sharp has not paid the sanctions. As such the case is being transferred to Los Angeles. On April 5, 2010 the Company filed a motion to court to reclassified the Sharp complaint as limited scope or as a small court claim case

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

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
During 2008 The Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce, and more effectively manage, its regulatory and administrative costs, and to enable Company’s management to better focus on its business. The Company is traded on the OTCBB under the symbol VXRC (on February 24, 2009 the Company symbol was changed from VTEX into VXRC). Before that, the Company’s common stock was traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “EMVL”. On July 15, 2009 the Company changed its name from “Vortex Resources Corp.” to its current name, which subsequently changed the Company symbol into “YASH”.

The following table sets forth the high and low bid prices for the Company’s common stock during the periods indicated as reported by NASDAQ or OTCBB.

	High ($)	Low ($)
Quarter Ended:

2008
March 31, 2008	$0.85	$0.85
June 30, 2008	2.00	0.80
September 30, 2008	1.10	1.09
December 31, 2008	0.02	0.02

2009
March 31, 2009	$1.00	$0.54
June 30, 2009	0.95	0.693
September 30, 2009	0.175	0.1505
December 31, 2009	0.0284	0.0172

On February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for 1 basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced on a basis of one share for every 100 shares outstanding. The shareholders holding a majority of the issued and outstanding shares of common stock and the board of directors approved the reverse split on November 24, 2008.  As part of the reverse that became effective on February 24, 2009 the Company was quoted on the Over-the-Counter Bulletin Board under the symbol VXRC.OB.  During 2009, the Company was quoted on the Frankfurt exchange, under the symbol HTE2. The Company did not initiate this quotation nor has it filed any reports with the Frankfurt Exchange.

On April 14, 2010 the closing bid price on the OTCBB for the Company’s common stock was $0.012.

Holders of Common Stock

As of March 5, 2010, the Company had 153,909,795 shares of common stock outstanding and 119 shareholders of record. The Company was advised by its transfer agent, the American Stock Transfer & Trust Company, that according to a search made by Broadridge Financial Solutions, the Company has on March 3, 2010 approximately 5,995 beneficial owners who hold their shares in street names.

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

Equity Compensation Plan Information

2004 Stock Incentive Plan - As of December 31, 2009, there were 330,000 options outstanding with a weighted average exercise price of $3.77. No options were exercised during the year ended December 31, 2009 and the year ended December 31, 2008.

The following table summarizes information about shares subject to outstanding options as of December 31, 2009, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

Cashless Warrants - On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes a third party, for a short term loan (“bridge”) of up to $275,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of 1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008, that was paid in full on October 8, 2008. Accordingly the investor is entitled to 200,000 cashless warrants as from September 15, 2008 at exercise price of $1.50 for a period of 2 years. The Company contests the validity of said warrants.

Shares - On May 6, 2008 the Company issued 5,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

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

On August 13, 2008, the Company issued 160 shares of its common stock, $0.001 par value per share, to Robin Ann Gorelick, the Company Secretary, in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

Following the above securities issuance, the 2004 Plan was closed, and no more securities can be issued under this plan.

2008 Stock Incentive Plan - On July 28, 2008 - the Company held a special meeting of the shareholders for four initiatives, consisting of approval of a new board of directors, approval of the conversion of preferred shares to common shares, an increase in the authorized shares and a stock incentive plan. All initiatives were approved by the majority of shareholders.  The 2008 Employee Stock Incentive Plan (the "2008 Incentive Plan") authorized the board to issue up to 50,000 shares of Common Stock under the plan.

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

On July 23, 2009 - , the Company issued 46,460 shares of its common stock 0.001 par value per share, to Stephen M. Fleming, the Company’s securities counsel pursuant to the 2008 Employee Stock Incentive Plan.

Following the above securities issuance, the 2008 Plan was closed, and no more securities can be issued under this plan.

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

On March 30, 2008, the Company raised $200,000 from a private offering. The private placement was for Company common stock which shall be "restricted securities", which was sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years, and additional 200,000 warrants to be exercised at $2.00 for four years. The money raised from the sale of the Company’s securities was used for working capital and business operations of the Company. The sale of the securities was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for the sale of securities. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia did not participate in the board meeting which approved this transaction.

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

On June 30, 2008 and concurrent with the formation and organization of Vortex One, whereby the Company contributed 5,250 shares of common stock (the "Vortex One Shares"), a common stock purchase warrant purchasing 2,000 shares of common stock at an exercise price of $1.50 per share (the "Vortex One Warrant")..

In July 2008, the Company issued 160 shares of its common stock, $0.001 par value per share, to Robin Ann Gorelick, the Company Secretary, in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

On July 28, 2008, the Company held a special meeting of the shareholders for four initiatives, consisting of approval of a new board of directors, approval of the conversion of preferred shares to common shares, an increase in the authorized shares and a stock incentive plan. All initiatives were approved by the majority of shareholders.  The 2008 Employee Stock Incentive Plan (the "2008 Incentive Plan") authorized the board to issue up to 50,000 shares of Common Stock under the plan.

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

On March 5, 2009, the Company and Yasheng implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the business of logistic centers, and/or alliance with other major groups complimenting and/or synergetic to the Vortex/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company issued 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol Properties (which was acting as agent for Yasheng) as consideration for exploring the business opportunities, based on the pro-ration set in the January Term Sheet. The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated there under. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. As the Yasheng transaction did not close, the Company recorded direct transaction-related expenses of $348,240, which represented the Company’s direct expenses associated with said transaction. On April 5, 2010 the Company issued a formal request to Yasheng demanding that they surrender the 50,000,000 shares that were issued to them, as well as reimburse the Company for its expenses associated with the transaction in the amount of $348.240.

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

On December 30, 2009, the Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 2009 (the “Agreement”) – See below for details. Pursuant to the Agreement, the Company agreed to pay the Investor a commitment fee of $250,000 (the “Commitment Fee”), payable at the earlier of the six monthly anniversary of the execution of the Agreement or the first tranche.  The Company has the right to elect to pay the Commitment Fee in immediately available funds or by issuance of shares of Common Stock. As such the Company issued to the Investor 10,000,000 shares of Common Stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.

On December 30, 2009, the Company entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 11,903,333 shares of Common Stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias, was initially issued on August 8, 2008.

On January 20, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $150,000 held by Ms. Atias into 13,000,000 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias (see above), was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.

On March 23, 2010, the Company issued 8,000,000 shares of its common stock 0.001 par values per share, to Donfeld, Kelley & Rollman (“Kelley”), the Company lawyer, as partial payment for legal fees due. The promissory note, which was converted by Kelley, was issued on August 30, 2009.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities

On April 9, 2010, the Company, in an effort to pay-off outstanding debt of the Company, entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $50,000 of a promissory note in the amount of $50,000 held by Ms. Atias into 12,714,286 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which its total balance outstanding was converted by Ms. Atias was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.

On April 9, 2010, the Company, in an effort to pay-off outstanding debt of the Company, entered into an Exchange Agreement with Priscilla Dunckel (“PD”) whereby the Company and PD exchanged $20,000 of a promissory note in the amount of $20,000 held by PD into 5,085,714 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which the note was converted by PD was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.

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

Series B - On December 5, 2008 the Company entered into and closed end Agreement with T.A.S. Holdings Limited ("TAS") (the "TAS Agreement") pursuant to which TAS agreed to cancel the debt payable by the Company to TAS in the amount of approximately $1,065,000 and its 150,000 shares of common stock it presently holds in consideration of the Company issuing TAS 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the "Series B Stock"). The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009. In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year. The Series B Stock restricts the ability of the holder to convert the Series B Stock and receive shares of the Company's common stock such that the number of shares of the Company common stock held by TAS and its affiliates after such conversion does not exceed 4.9% of the Company's then issued and outstanding shares of common stock. The Series B Stock was offered and sold to TAS in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. TAS is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company filed its Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the State of Delaware. The preferred shares were subsequently converted to 7,500,000 shares of common stock and are included in the EPS calculation.

Series C - On November 26, 2009, the Company issued 210,087 shares of Series C Preferred Stock for aggregate consideration of $4,945.  Each six shares of Series C Preferred Stock is convertible into one share of common stock; provided, however, in the event that the shares of Series C Preferred Stock have been outstanding for a period of one year, then it shall be automatically converted into shares of common stock in accordance with the aforementioned conversion formula.  The Company issued the securities to one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Series D – Not issued yet - On December 30, 2009, the Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 2009 (the “Agreement”) with Socius Capital Group, LLC, a Delaware limited liability company d/b/a Socius Life Sciences Capital Group, LLC including its designees, successors and assigns (the “Investor”). Pursuant to the Agreement, the Company will issue to the Investor up to $5,000,000 of the Company’s newly created Series D Preferred Stock (the “Preferred Stock”). The purchase price of the Preferred Stock is $10,000 per share. The shares of Preferred Stock that are issued to the Investor will bear a cumulative dividend of 10.0% per annum, payable in shares of Preferred Stock, will be redeemable under certain circumstances and will not be convertible into shares of the Company’s common stock (the “Common Stock”). Subject to the terms and conditions of the Agreement, the Company has the right to determine (1) the number of shares of Preferred Stock that it will require the Investor to purchase from the Company, up to a maximum purchase price of $5,000,000, (2) whether it will require the Investor to purchase Preferred Stock in one or more tranches, and (3) the timing of such required purchase or purchases of Preferred Stock. The terms of the Preferred Stock are set forth in a Certificate of Designations of Preferences, Rights and Limitations of Series D Preferred Stock (the “Preferred Stock Certificate”) that the Company filed with the Delaware Secretary of State on December 18, 2009. Pursuant to the Agreement, the Company agreed to pay the Investor a commitment fee of $250,000 (the “Commitment Fee”), payable at the earlier of the six monthly anniversary of the execution of the Agreement or the first tranche.  The Company has the right to elect to pay the Commitment Fee in immediately available funds or by issuance of shares of Common Stock. Concurrently with its execution of the Agreement, the Company issued to the Investor a warrant (the “Warrant”) to purchase shares of Common Stock with an aggregate exercise price of up to $6,750,000 depending upon the amount of Preferred Stock that is purchased by the Investor. Each time that the Company requires the Investor to purchase shares of Preferred Stock, a portion of the Warrant will become exercisable by the Investor over a five-year period for a number of shares of Common Stock equal to (1) the aggregate purchase price payable by the Investor for such shares of Preferred Stock multiplied by 135%, with such amount divided by (2) the per share Warrant exercise price. The initial exercise price under the Warrant is $0.022 per share of Common Stock. Thereafter, the exercise price for each portion of the Warrant that becomes exercisable upon the Company’s election to require the Investor to purchase Preferred Stock will equal the closing price of the Common Stock on the date that the Company delivers its election notice. The Investor is entitled to pay the Warrant exercise price in immediately available funds, by delivery of cash, a secured promissory note or, if a registration statement covering the resale of the Common Stock subject to the Warrant is not in effect, on a cashless basis. Pursuant to the Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock that are issuable to the Investor under the Warrant and in satisfaction of the Commitment Fee.

Series E – Not issued yet – On April 15, 2010 the Company’s Board of Directors approved settlement agreement with Trafalgar effective December 31, 2009 (see Item III – Legal Proceedings). The parties agreed that the debts owe to Trafalgar will be set as $3,000,000 with maturity of 30 months from date of issuing carry a 7% annual interest. Via mechanism of Preferred Stocks, the debt is Convertible at the Option of the Holders, into Six Hundred Million (six hundred million) common shares of the Company, at any time upon written notice to the company (The parties acknowledged that the Company does not have sufficient authorized shares to affect said conversion).

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

On November 20, 2008, the Company issued a press release announcing that its Board of Directors has approved a share repurchase program. Under the program the Company is authorized to purchase up to 100,000 of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Exchange Act and other rules that govern such purchases.

As of December 31, 2009 the Company has 1,000 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

Item 6.	Selected Financial Data.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Due to the new financial investment in developing a logistics center in 2009, and the discontinuation of Gas and Oil activity, which commenced in May 2008, the consolidated statements of operations for the years ended December 31, 2009 and 2008 are not comparable. This section of the report, should be read together with Notes of the Company consolidated financials especially - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections , when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.

The consolidated statements of operations for the years ended December 31, 2009 and 2008 are compared (subject to the above description) in the sections below:

Revenues

The following table summarizes our revenues for the year ended December 31, 2009 and 2008:

Year ended December 31,	2009	2008
Total revenues	$—	$—

There was a sale of a property in 2008. Since the board resolved to discontinue real estate operations during 2008, revenues of $1,990,000 from the real estate property are included as part of discontinued operations for years ended December 31, 2008

Cost of revenues

The following table summarizes our cost of revenues for the year ended December 31, 2009 and 2008:

Year ended December 31,	2009	2008
Total cost of revenues	$—	$—

Since the board resolved to discontinue real estate operations during 2008, cost of sales of $2,221,929 for the real estate property are included as part of discontinued operations for the year ended December 31, 2008

Compensation and related costs

The following table summarizes our compensation and related costs for the year ended December 31, 2009 and 2008:

Year ended December 31,	2009	2008
Compensation and related costs	$410,156	$558,073

Overall compensation and related costs decreased by about 27%, or $147,917, primarily as the result of reduction of employees.

Consulting, professional and director fees

The following table summarizes our consulting, professional and director fees for the year ended December 31, 2009 and 2008:

Year ended December 31	2009	2008
Consulting, professional and director fees	$790,373	$13,049,759

Overall consulting, professional and director fees decreased by about 94%, or $12,259,386, primarily as the result of a fee charge of $9,782,768 to C. Properties as a fee associated with the DCG transaction and a $2,108,161 charge to stock compensation expense for various grants of shares and warrants in relation to the cost of several consultants, investment bankers, advisors, accounting and lawyers fee in 2008.  These charges did not occur in 2009.

Other selling, general and administrative expenses

The following table summarizes our other selling, general and administrative expenses for the year ended December 31, 2009 and 2008:

Year ended December 31	2009	2008
Other selling, general and administrative expenses	$203,670	$413,576

Other selling, general and administrative expenses decreased by 51%, or $209,906, from 2008 to 2009.  This change is due to management resizing its business, changing its business model, and reducing its employees.  Since the board resolved to discontinue real estate operations during 2008, other selling, general and administrative expenses of $0 for the real estate properties are included as part of discontinued operations for the years ended December 31, 2008.

Goodwill impairment

The following table summarizes our goodwill impairment fees for the year ended December 31, 2009 and 2008:

Year ended December 31	2009	2008
Goodwill impairment	$--	$34,490,000

For the year ended December 31, 2008, an analysis was performed on the goodwill associated with the investment in DCG that occurred during the year (which was booked against Equity), and an impairment expense was charged against the P&L for $34,490,000 million.
Depreciation and amortization

The following table summarizes our depreciation and amortization for the year ended December 31, 2009 and 2008:

Year ended December 31,	2009	2008
Depreciation	$—	$—

There is no depreciation expense in the years ended December 31, 2009 and 2008 due to the capitalization of depreciation into the Investment in Land Development accounts for the majority owned subsidiary.

The following table summarizes our other expenses for the year ended December 31, 2009 and 2008:

Year ended December 31,	2009	2008
Other expenses	$348,240	$—

These expenses in 2009, which did not occur in 2008, are direct expenses incurred in connection with the Yasheng transaction, the outcome of which is currently uncertain.

Net interest income (expense)

The following table summarizes our net interest income for the year ended December 31, 2009 and 2008:

Year ended December 31,	2009	2008
Interest income	$171,567	$729,097
Interest expense	$(3,280,731)	$(1,922,983)
Net interest income (expense)	$(3,449,164)	$(1,193,886)

The decrease in interest income is attributable to the Company having sold its real estate assets in 2008, thereby reducing the Company’s base of properties which entitled it to receive interest income in 2008.

The increase in interest expense is primarily due to on the issuance of notes payable during 2008 and 2009.  On the other hand, the line of credit was paid back during 2008, and short-term borrowing overall has decreased sharply from 2008 to 2009.  Some stock was issued during 2009, and management will seek to exploit equity financing as opposed to debt going forward wherever possible and feasible.  The interest expense in 2009 also includes the discount portion of the seller’s note issued in connection with the sale of the DCG wells, which was issued at face value.  The discount under that note was computed at the Company’s approximate cost of borrowing, 12%.

Liquidity and Capital Resources

As of December 31, 2009, our cash, cash equivalents and marketable securities were $85,789 (in 2008 it was $123,903), a decrease of approximately $38,114 from the end of fiscal year 2008. The decrease in our cash, cash equivalents and marketable securities is primarily the result of pay-off bank loans and conversion of notes payable, and also cash was used to operate our business.

Cash flow used by operating activities for the year ended December 31, 2009 was $690,279, and cash flow used by operating activities in 2008 was $230,983.  Although the net loss was much larger in 2008 than in 2009, much of that net loss in 2008 was the (non-cash) 35MM goodwill impairment of the DCG wells (discontinued operations).  As previously noted, however, the operations of the Company are not truly comparable between 2008 and 2009, due to the changed business model.

Cash flow provided by investing activities for the year ended December 31, 2009 was $25,000 and cash flow used by investing activities in 2008 was $327,102. The change was primarily due to the reduction in 2008 of loan advances to ERC and Verge.

Cash provided by financing activities in the year ended December 31, 2009 was $627,165, and cash flow used by financing activities was $341,792 for the year ended December 31, 2008. This change is mainly due to the repayment of a bank loan in 2008.

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

Plan of operation

The Company intends to continue to develop its logistics center with or without the continued support and involvement of Yasheng.  Its efforts will be focused on obtaining the required financing to develop the center, selecting the appropriate facility for lease and commencing sales. Per Yasheng’s cancellation of the Exchange Agreement (see above) there is no guarantee that the Company will be able to successfully develop its logistic center.

The above efforts are subject to obtaining adequate financing on acceptable terms. The Company anticipates that it will be spending approximately $2,000,000 over the next 12 month period pursuing its stated plan. The Company’s present cash reserves and monetary assets are not sufficient to carry out its plan of operation without substantial additional financing. The Company is currently attempting to arrange for financing through mezzanine arrangements, debt or equity that would enable it to proceed with its plan of investment operation.   (See above – Preferred Shares Series D) However, there is no guarantee that we will be able to close such financing transaction or, if financing is available, that the terms will be acceptable to the Company.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

The audited Consolidated Financial Statements of the Company for the years ended December 31, 2009 and December 31, 2008, are included herein beginning with the index hereto on page F-1 ..

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

Management, with the participation of our principal executive officer, financial and accounting officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations . Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.   The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls that constitute material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.  The company intends to add accounting staff, subject to adequate financing, in order to assist in reducing its risk in these areas and plans to add additional personnel in accounting and internal auditing in the near future, which is subject to obtaining the required financing.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 2009:

Name	Age	Position with Company
Yossi Attia	48	Director, Chief Executive Officer, Principal Financial Officer and President

Stewart Reich	66	Director and Audit and Compensation Committees Chairman

Gerald Schaffer	86	Director and Audit and Compensation Committee’s member

Alison M. Moses	43	Secretary (*)

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

Alison M. Moses has over 15 years of senior level paralegal experience with significant experience in corporate, finance and bankruptcy transactions and additional expertise with filings related to the Securities and Exchange Commission Blue Sky and state, county and local licensing and compliance regulatory agencies.  Ms. Moses began her career at Countrywide Home Loans as a Senior Licensing Administrator in March 1992 where she remained until April of 1997.  From April 1997 through July 2000, Ms. Moses worked for IndyMac Bancorp, Inc. holding the positions of Senior Licensing Paralegal and Corporate, Business & Finance Paralegal.  From July 2000 until January 2002 Ms. Moses remained at Morgan, Lewis & Bockius LLP in the position of Corporate, Business & Finance Paralegal.  In July 2002, Ms. Moses became Professional Legal Assistant at the law firm of O’Melveny & Myers LLP, where she worked until August of 2005.  From August 2005 through March 2006, Ms. Moses was employed at Jones Day as a Senior Corporate Paralegal and from the years March 2006 until September 2008 she held the title of Senior Corporate Paralegal at the firm of Heller Ehrman LLP.  In September 2008, Ms. Moses accepted a position as Senior Corporate Paralegal at the law firm of Paul, Hastings, Janofsky & Walker LLP where she remained until moving onto to the Law Offices of Robert M. Yaspan as a Senior Corporate & Bankruptcy Paralegal, where she is currently employed.

*) Robin Ann Gorelick from 1992 to the present, has served as the Managing Partner at the Law Offices of Gorelick & Associates, specializing in the representation of various public and private business entities. Ms. Gorelick received her Juris Doctor (“JD”) and her BA in economics and political science from the University of California, Los Angeles in 1982 and 1979, respectively. Ms. Gorelick is admitted to practice law in California, the District of Columbia and Texas. On October 4, 2007, Robin Gorelick, resigned as a director of Emvelco the Company. Ms. Gorelick continues to act as general counsel and corporate secretary for the Company. On December 30, 2009, Robin Ann Gorelick resigned as Corporate Secretary of the Company.  There is no disagreement known to any executive officer of the Company between the Company and Ms. Gorelick on any matter relating to the Company’s operations, policies or practices.  The Board of Directors then appointed Alison M. Moses as Secretary of the Company.

Mace Miller was appointed   on July 28, 2008 as a director of the Company, received his BBA in Accounting and an MBA with International Concentration from the University of Texas at El Paso in 1989 and 1992, respectively. Further, Mr. Mace received his law degree from the University of Texas at El Paso in 1992. From 2001 to 2006, Mr. Miller has been a principal with Raymond James Financial Services. Mr. Miller, since 2006, has been a partner with Coronado Capital Advisers, where he has been responsible for the administration and creation of proprietary hedge fund. He has been a frequent speaker at various international venues, including the Raymond James National Conference, on tax mitigation and anti-money laundering issues related to hedge funds. Recognized as an expert in international finance, Mr. Miller has consulted on numerous bond offerings in the United States and the Dominican Republic on behalf of institutions and investors alike. Mr. Miller is a licensed Attorney with the State of Texas. Mr. Miller resigned as a director on October 7, 2009. There is no disagreement known to any executive officer of the Company between the Company and Mr. Miller on any matter relating to the Company’s operations, policies or practices

ROLE OF THE BOARD

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

2009 BOARD MEETINGS

In 2009, the Board had 4 meetings telephonically and 17 meetings through unanimous written consents and additional resolutions. No director attended less than 75% of all of the combined total meetings of the Board and the committees on which they served in 2009.

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

BOARD COMMITTEES

Audit Committee

The Audit Committee of the Board reviews the internal accounting procedures of the Company and consults with and reviews the services provided by our independent accountants. The Audit Committee consists of Gerald Schaffer, Stewart Reich and Mace Miller is independent members of the Board. The Audit Committee held 4 meetings in 2009.

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

Compensation Committee

The Compensation Committee of the Board performs the following: i) reviews and recommends to the Board the compensation and benefits of our executive officers; ii) administers the stock option plans and employee stock purchase plan; and iii) establishes and reviews general policies relating to compensation and employee benefits. The Compensation Committee consisted of Messrs Reich, Schaffer and Miller. No interlocking relationships exist between the Board or Compensation Committee and the Board or Compensation Committee of any other company. During the past fiscal year the Compensation Committee met 4 times.

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

Specific due dates for such reports have been established by the SEC and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2007. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2009, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, Directors and ten percent stockholders.

POLICY WITH RESPECT TO SECTION 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, unless an appropriate exemption applies, a tax deduction for the Company for compensation of certain executive officers named in the Summary Compensation Table will not be allowed to the extent such compensation in any taxable year exceeds $1 million. As no executive officer of the Company received compensation during 2008 approaching $1 million, and the Company does not believe that any executive officer’s compensation is likely to exceed $1 million in 2009, the Company has not developed an executive compensation policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Code.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, Directors and employees of the Company, which is currently not available on the Company’s website.  A copy of the Company’s Code of Ethics may be obtained from the Company, free of charge, upon written request to the Company Secretary.

Item 11.	Executive Compensation.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2009 and 2008 to the Company’s CEO and our most highly compensated officers other than the CEO at December 31, 2009 and 2008 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yossi Attia	2009	$240,000	$120,000	$—	$—	—	$360,000
	2008	240,000	120,000	—	—	—	$360,000
Robin Gorelick	2009	77,000	—	—	—	—	$77,000
	2008	$168,000	—	24,048	—	—	$192,048

OUTSTANDING EQUITY AWARDS

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Yossi Attia (1)	1,000	(2)	—	—	$3.40	03/12/2011	--	(3)	$--	(3)	—	—

(1)	Mr. Attia was appointed as Chief Executive Officer of the Company on August 14, 2006.

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

DIRECTOR COMPENSATION

The following table sets forth with respect to the named Director, compensation information inclusive of equity awards and payments made in the year end December 31, 2009.

Name	Fees Earned or Paid in Cash		Fees Earned or Accrued but not Paid in Cash
Stewart Reich	$	---	$57,504

Gerald Schaffer		---	50,004

Total	$	---	$107,508

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were no other grants of Stock Options/SAR made during the fiscal year ended December 31, 2009.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/ Unexercisable	Value of the unexercised in the money options/SARs at FY-end ($)* Exercisable/ Unexercisable
Yossi Attia, CEO, Director	None	None	1,000	$0.00

* Fair market value of underlying securities (calculated by subtracting the exercise price of the options from the closing price of the Company’s common stock quoted on the OTC as of December 31, 2009, which was about $0.023 per share. None of Mr. Attia’s options are presently in the money.

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

As of December 31, 2009, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the year ended December 31, 2009 and the year ended December 31, 2008.

The following table summarizes information about shares subject to outstanding options as of December 31, 2009, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

2008 Stock Incentive Plan:

On July 28, 2008 - the Company held a special meeting of the shareholders for four initiatives, consisting of approval of a new board of directors, approval of the conversion of preferred shares to common shares, an increase in the authorized shares and a stock incentive plan. All initiatives were approved by the majority of shareholders.  The 2008 Employee Stock Incentive Plan (the “2008 Incentive Plan”) authorized the board to issue up to 50,000 shares of Common Stock under the plan.

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

On July 23, 2009 - , the Company issued 46,460 shares of its common stock 0.001 par value per share, to Stephen M. Fleming, the Company’s securities counsel pursuant to the 2008 Employee Stock Incentive Plan.

Following the above securities issuance, the 2008 Plan was closed, and no more securities can be issued under this plan.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

The following table sets forth certain information relating to the ownership of our voting securities by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of April 15, 2010. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Title of Class	Name of Beneficial Owner (1)	Amount of Class Beneficially Owned	Percentage of Class
Common	Yossi Attia (2)(3)(4)	1,000	*
Common	Robin Ann Gorelick **	0	*
Common	Stewart Reich (3) (4)	1,000	*
Common	Mace K. Miller **	0	*
Common	Gerald Schaffer (3)	0	*

Common	Yasheng Group (6)	50,000,000	27.8%
Common	Capitol Properties LLC (7)	38,461,538	21.4%

	All executive officers and directors as a group (consisting of 6 individuals)	1,000	*
*		less than 1.00%

**	Resigned at the date of this table.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days after April 15, 2010. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on April 15, 2010, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) An officer of the Company.

(3) A director of the Company.

(4) Includes an option to purchase 1,000 shares of common stock at an exercise price of $3.40 per share.

(5) Intentionally left blank.

(6) Yasheng Group is a publicly traded company listed on the pink sheets.  As a result, its board of directors of Yasheng has voting and dispositive control over the securities held by it.  On April 5, 2010 the Company issued a formal request to Yasheng demanding that they surrender of the 50,000,000 shares that were issued to them, as well as reimburse the Company for its expenses associated with the transaction in the amount of $348,240.

(7) Haggai Ravid has voting and dispositive control over the securities held by Capitol.

The foregoing table is based upon  179,709,795 shares of common stock outstanding as of April 15, 2010.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

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

On September 1, 2008 Star Equity Investment LLC a third party acquired from Mr. Attia, a $1 million note due by the Company since January 1, 2008. Said note is bearing 12% interest commencing October 1st, 2008 and can be converted (including interest) into common shares of the Company at a fixed price of $0.75 per share.  Star Equity Investment LLC noticed the Company that due to the Company default on said note, it willing to enter negotiations to modify its instrument. The parties agreed to settle by converting the note including interest into 8.5 million common shares of the Company.

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

The Series B Stock was offered and sold to TAS in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. TAS is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company filed its Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the State of Delaware

Based on agreements that the company is not side too, Dr. Rubin was partial owner of T.A.S. Dr. Rubin resigned from the Company Board of Directors on April 7, 2010 to pursue other opportunities.

Item 14.	Principal Accountants Fees And Services

The following table presents aggregate fees for professional audit services rendered by Robison Hill and Company for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2009 and 2008, respectively, and fees billed for other services rendered.

	2009	2008
Audit Fees	$24,960	$41,800

Total	$24,960	$41,800

The Company’s Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. All services rendered have been approved by the Audit Committee.

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Amendment No. 1 to that certain Share Exchange Agreement by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated April 29 2008 (15)

2.2	Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated May 1, 2008 (16)

2.3	Amendment No. 1 to the Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated June 11, 2008 (19)

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

3.1	Certificate of Incorporation filed November 9, 1992 (1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997 (2)

3.3	Bylaws(1)

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock (19)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (26)

3.6	Restated Certificate of Incorporation (33)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, dated July 29, 2008 (22)

3.8	Certificate of Ownership of Emvelco Corp. and Vortex Resources Corp.(23)

3.9	Certificate of Amendment to the Certificate of Incorporation , dated February 24, 2009 (28)

3.10	Form of Common Stock Certificate (1)
3.11 3.12	Certificate of Designations of Preferences, Rights and Limitations of Series D Preferred Stock dated December 18, 2009. (36) Certificate of Designation – Series C (38)
4.1	Convertible Note issued to Trafalgar Capital Specialized Investment Fund, Luxembourg, dated September 2008 (24)

4.2	Form of Convertible Note dated May 1, 2008 issued to the members of Davy Crockett Gas Company, LLC (16)

4.3	All Inclusive Promissory Note, dated November 27, 2007, issued by 13059 Dickens LLC in the name of Kobi Louria (14)

4.4	Form of Warrant to Purchase 200,000 Shares of Common Stock issued in the name of Vortex One, LLC (20)

10.1	Share Purchase Agreement, dated February 2004, by and between PANTEL TAVKOZLESI ES KOMMUNIKACIOS RT. And Euroweb International Inc. (3)

10.2	Form of Guaranty, dated February 23, 2004 by EuroWeb International, Inc. in favor of PANTEL TAVKOZLESI ES KOMMUNIKACIOS RT. (3)

10.3	Securities Purchase Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.4	Security Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.5	Pledge Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.6	Investment Agreement, dated as of June 19, 2006, by and between EWEB RE Corp. and AO Bonanza Las Vegas, Inc. (4)

10.7	Sale and Purchase Agreement, dated as of February 16, 2007, by and between Emvelco Corp. and Marivaux Investments Limited (5)

10.8	Stock Transfer and Assignment of Contract Rights Agreement, dated as of May 14, 2007 among Emvelco Corp., Emvelco RE Corp., The International Holdings Group Ltd., and Verge Living Corporation (6)

10.9	Agreement, dated as of June 5, 2007, among Emvelco Corp., Yossi Attia, Darren Dunckel, and Upswing, Ltd.(7)

10.10	Agreement, dated July 5, 2007 by and between Emvelco Corp and Emvelco RE Corp.(8)

10.11	All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents - Edinburgh Avenue, dated July 5, 2007 by and between Emvelco Corp and Emvelco RE Corp.(8)

10.12	All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents - Harper Avenue, dated July 5, 2007 by and between Emvelco Corp and Emvelco RE Corp. (8)

10.13	All-Inclusive Purchase Money Deeds of Trust with Assignment of Rents - Laurel Avenue, dated July 5, 2007 by and between Emvelco Corp and Emvelco RE Corp. (8)

10.14	Agreement, dated as of June 5, 2007, among Emvelco Corp., Yossi Attia, Darren Dunckel, and Upswing, Ltd.(9)

10.15	Agreement, dated July 2007, by and among Emvelco Corp., Appswing Ltd. and AP Holdings Ltd. (10)

10.16	Agreement, dated July 19, 2007, by and among Emvelco Corp., Kidron Industrial Holdings Ltd and AP Holdings Ltd. (10)

10.17	Indemnification Agreement, dated September 18, 2007 by and between Emvelco Corp. and Verge Living Corporation (11)

10.18	Notice of Exercise of Options, dated October 15, 2007 from Emvelco Corp. to Emvelco RE Corp. (12)

10.19	Settlement and Release Agreement and Amendment No. 1 to that certain Term Sheet by and between Emvelco Corp and Dr. Danny Rittman, dated November 15, 2007. (13)

10.20	All Inclusive Deed of Trust, dated November 27, 2007 by and between 13059 Dickens LLC and Kobi Louria (14)

10.21	Services Agreement dated June 11, 2008 by and between EMVELCO Corp. and Mehmet Haluk Undes (18)

10.22	Limited Liability Company Operating Agreement of Vortex Ocean One, LLC, a Nevada limited liability company, dated June 30, 2008 (20)

10.23	Term Assignment of Oil and Gas Lease issued to Davy Crockett Gas Company, LLC (20)

10.24	Drilling Agreement, dated July 1, 2008, by and between Davy Crockett Gas Company, LLC and Ozona Natural Gas Company, LLC (20)

10.25	Mergers and Acquisitions Consulting Agreement, dated July 1, 2008, by and between the Company and TransGlobal Financial LLC (21)

10.26	Agreement dated December 3, 2008 and is made by and between Vortex Resource Corp. and T.A.S. Holdings Limited (26)

10.27	Form of Agreement, dated December 19, 2009, by and between Vortex Resources Corp. and the assignees of those persons party to that certain Registration Rights Agreement, dated July 21, 2005 (27)

10.28	Agreement by and between Vortex Resources Corp. and Star Equity Investments, LLC, dated March 11, 2009 (29)

10.29	Form of Subscription Agreement, dated January 23, 2009 related to the sale of shares of the Company’s Common Stock (30)

10.30 10.31 10.32 10.33 10.34 10.35 10.36 10.37

Employment Agreement by and between the Company and Yossi Attia effective July 1, 2006 (31)

Pledge Agreement by and between Vortex Ocean One LLC and Tiran Ibgui dated November 18, 2008

Amendment No, 1 Dated as of August 14, 2006 to the Employment Agreement between Yossi Attia and Euroweb International Corp.

Employment Agreement by and between Emvelco Corp. and Mike M. Mustafoglu (35)

Preferred Stock Purchase Agreement dated as of December 30, 2009 between Yasheng Eco-Trade Corporation and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC

Warrant dated December 30, 2009 issued by Yasheng Eco-trade Corporation to Socius CG II, Ltd.

Exchange Agreement dated December 30, 2009 between Yasheng Eco-trade Corporation and Moran Atias

Exchange Agreement dated January 20, 2010 between Yasheng Eco-trade Corporation and Moran Atias (37)

10.38 10.39 10.40 21.1
Convertible Note issued November 23, 2009 (38)

Stock Exchange Agreement between Yasheng Eco-Trade Corporation and Yasheng Group (BVI) dated August 26, 2009 (39)

Agreement between Yasheng Eco-Trade Corporation and Yasheng Group dated August 26, 2009 (40)

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

(32) Incorporated by reference to the exhibit filed with the Registrant’s Schedule 14A Proxy Statement on May 7, 2003

(33) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  March 9, 2004

(34) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  December 21, 2005

(35) Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed on  August 19, 2008

(36) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  December 31, 2009

(37) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  January 22, 2010

(38) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  December 3, 2009

(39) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  January 9, 2009

(40) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  August 28, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORTEX RESOURCES CORP.

	By	/s/ Yossi Attia
Yossi Attia
Dated: April 15, 2010		Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Yossi Attia	Chief Executive Officer and Director	April 15, 2010
Yossi Attia	(Principal Executive Officer, Principal Financial and Accounting Officer)

By: /s/ Stewart Reich	Director	April 15, 2010
Stewart Reich

By: /s/ Gerald Schaffer	Director	April 15, 2010
Gerald Schaffer

By: /s/ Allison Moses	Secretary	April 15, 2010
Allison Moses

YASHENG ECO-TRADE CORPORATION
(f/k/a VORTEX RESOURCES CORP.)

Consolidated Financial Statements

As of December 31, 2009 and As of December 31, 2008 and for the Years Ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Yasheng Eco-Trade Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Yasheng Eco-Trade Corporation (f/k/a Vortex Resources Corp., and f/k/a Emvelco Corp.) and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yasheng Eco-Trade Corporation and Subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the financing of the Company’s projects is dependent on the future effect of the so called sub-prime mortgage crisis on financial institutions.  This sub-prime crisis may affect the availability and terms of financing of the completion of the projects as well as the availability and terms of financing may affect the Company’s ability to obtain relevant financing, if required.  The sub-prime mortgage crisis has raised substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co. Certified Public Accountants

Salt Lake City, Utah
April 15, 2010

YASHENG ECO-TRADE CORPORATION
(f/k/a Vortex Resources Corp.)
Consolidated Balance Sheet
As of December 31, 2009 and 2008
Amounts in US dollars
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	85,789	123,903

Total current assets from continued operations	85,789	123,903

Non Current assets from discontinued operations	1,544,690	2,100,000
Total assets	1,630,479	2,223,903
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	1,390,451	813,064
Convertible notes payable to third party – current portion	---	212,290
Other current liabilities	151,742	89,400

Total current liabilities	1,542,193	1,114,754

Convertible Notes Payable to Third Parties	3,535,000	3,440,119

Commitments and contingencies	---	---
Minority interest in subsidiary’s net assets	---	525,000

Stockholders' equity

Preferred stock, series C convertible, $.025 stated value, 210,087 shares authorized issued and outstanding; in 2008, 1,000,000 series B convertible, $1.20 stated value - Authorized and outstanding	5,000	1,200,000

Common stock, $0.001 par value - Authorized 400,000,000 shares; 140,909,795 and 872,809 shares issued and outstanding	140,910	873
Additional paid-in capital	92,624,105	85,467,283
Accumulated deficit	(96,189,694)	(89,497,091)
Accumulated other comprehensive loss	(2,226)	(2,226)
Treasury stock – 1,000 common shares at cost	(24,809)	(24,809)
Total stockholders' equity	(3,446,714)	(2,855,970)

Total liabilities and stockholders' equity	1,630,479	2,223,903

See accompanying notes to consolidated financial statements.

YASHENG ECO-TRADE CORPORATION
(f/k/a Vortex Resources Corp.)
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2009 and 2008
Amounts in US dollars

	2009		2008
Revenues from Sales	$	---	$	---

Cost of revenues		---		---

Operating expenses
Compensation and related costs		410,156		558,073
Consulting, professional and directors fees		790,373		13.049,759
Other selling, general and administrative expenses		203,670		413,576
Commitment fee and related legal expenses		270,000		--
Other expenses		348,240		--
Total operating expenses		2,022,439		14,021,409

Operating loss		(2,022,439)		(14,021,409

Interest income		171,567		729,097
Interest expense		(3,280,731)		(1,922,983)
Net interest income (expense)		(3,109,164)		(1,193,886)
Other income		65,000		--
Financing loss - change in conversion price		(1,786,000)		-

Loss before income taxes		(6,852,603)		(15,215,295)

Income tax expense		--		--

Loss from continuing operations		(6,852,603)		(15,215,295)

Loss from discontinued operations & Goodwill impairment, net of tax		--		(35,935,635)

Net Loss before minority interest in loss of consolidated subsidiary		(6,852,603)		(51,150,930)

Less minority interest in loss of consolidated subsidiary		160,000		(56,531)

Net loss		(6,692,603)		(51,207,461)

Other comprehensive loss		---		---

Comprehensive (loss)		$(6,692,603)		$(51,207,461)

Loss per share from continuing operations, basic		(0.08)		(78.04)
Loss per share from discontinued operations, basic		--		(184.32)
Net Loss per share, basic		(0.08)		(262.36)
Loss per share from continuing operations, diluted		(0.08)		(76.01)
Loss per share from discontinued operations, diluted		--		(179.52)
Net Loss per share, diluted		(0.08)		(255.53)
Weighted average number of shares outstanding, basic		88,985,544		194,967
Weighted average number of shares outstanding, diluted		88,985,544		200,175

See accompanying notes to consolidated financial statements.

YASHENG ECO-TRADE CORPORATION
(f/k/a VORTEX RESOURCES CORP.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 and 2008
Amounts in US dollars

	Preferred Stock		Common Stock		Additional
	Number		Number		Paid-in	Accumulated	Income	Treasury	Shareholders'
	of Shares	Amount	of Shares	Amount	Capital	Deficit	(Loss)	Stock	Equity

Balances December 31, 2007			46,092	46	53,285,959	(38,289,630)	(2,226)	(2,117,711)	12,876,438
Compensation charge on shares, options and warrants issued to consultants			2,540	3	2,018,412				2,018,415
Treasury stock - Open Market			(1,030)	(1)	(102)			(28,400)	(28,503)
Issuance of preferred shares and subsequent conversion into common shares			500,000	500	49,999,500				50,000,000
Issuance of shares - common			25,207	25	1,017,489				1,017,514
Conversion of notes payable into common shares			450,000	450	2,149,550				2,150,000
Cancellation of treasury shares					(2,121,302)			2,121,302	-
Discount on Note Payable					210,000				210,000
Surrendered 15M shares			(150,000)	(150)	(14,999,850)				(15,000,000)
Conversion of note to Series B preferred	1,000,000	1,200,000			(132,417)				1,067,583
Net loss for the period						(51,207,461)			(51,207,461)
Related party-bad debt writeoff					(5,959,956)				(5,959,956)
Balances as of December 31, 2008	1,000,000	1,200,000	872,809	873	85,467,283	(89,497,091)	(2,226)	(24,809)	(2,855,970)
Conversion of note to common shares			8,500,000	8,500	1,048,833				1,057,333
Change in conversion price					1,786,000				1,786,000
Shares issued to Yasheng			50,000,000	50,000	146,830				196,830
Shares issued to Capitol			38,461,538	38,462	112,948				151,410
Conversion of preferred Series B stock	-1000000	-1200000	7,500,000	7,500	1,192,500				-
Issuance of Series C Preferred Stock	210087	5000			(55)				4,945
Discount on conversion of debt					1,278,821				1,278,821
Star note payable conversion			8,000,000	8,000	342,000				350,000
Moran note payable conversion			11,903,333	11,903	88,097				100,000
Common stock issuance: Raccah			1,075,655	1,076	376,144				377,220
Common stock issuance: Yaniv			50,000	50	74,950				75,000
Common stock issuance for servies: Fleming law firm			46,460	46	22,254				22,300
Common stock issuance for servies: Public Relations firm			500,000	500	51,500				52,000
Common stock for Rusk			4,000,000	4,000	396,000				400,000
Common stock for Socius			10,000,000	10,000	240,000				250,000
Net loss for period						(6,692,603)			(6,692,603)
Balance December 31, 2009	210,087	5,000	140,909,795	140,910	92,624,105	-96,189,694	-2,226	-24,809	-3,446,714

See accompanying notes to consolidated financial statements.

YASHENG ECO-TRADE CORPORATION
(f/k/a Vortex Resources Corp.)
Consolidated Statements of Cash Flows
Year Ended December 31, 2009 and 2008
Amounts in US dollars

	2009	2008

Comprehensive loss	(6,692,603)	(51,207,461)
Decrease (Increase) in accounts receivable	0	218,418

Loss in consolidated subsidiary	160,000	56,531
Increase (Decrease) in accounts payable	577,387	813,064

Financing loss	1,786,000	0
Amortization of debt discount	2,595,600	222,509
Bad debt expense		0
Consulting fees	724,300	13,049,759
Decrease in other current liabilities	(62,342)	(216,120)
Net cash provided by (used by) continuing operations	(1,276,658)	(37,063,300)
Net cash provided by (used by) discontinued operations	221,379	36,832,317
Net cash provided by operating activities	(690,279)	(230,983)

Cash flows from investing activities:
Cash proceeds received from sale of stock for minority interest	25,000	525,000
Cash proceeds received from former DCG members		10,000
Loan advances to Emvelco RE Corp		(294,361)
Loan advances to Verge Loan advances to Verge		(241,837)
Repayments from Verge, net		328,300
Net cash used in investing activities	25,000	(327,102)

Cash flows from financing activities:
Payments to acquire treasury stock		-28,503
Proceeds from notes payable	170,000	4,009,900
Payment on notes payable		(591,565)
Proceeds from secured bank loans		17,993
Repayments of bank loans		(4,249,590)
Proceeds from related party		482,205
Repayment to related party		(1,000,000)
Proceeds from the issuance of stock	457,165	1,017,768
Net cash (used in) provided by financing activities	627,165	(341,792)

Net increase (decrease) in cash and cash equivalents	(38,114)	(245,673)
Cash and cash equivalents, beginning of year	123,903	369,576
Cash and cash equivalents, end of year	85,789	123,903

Supplemental disclosure:
Cash paid for interest expense	38,253	4,822
Cash received for interest income	171,567	394,281

Summary of non-cash transactions:
Note payable in exchange for minority interest	365,000	---
Note payable converted for shares	1,507,333	2,000,000
Acquisition of subsidiary Preferred shares converted into 50,000,000 common shares		50,000,000
Preferred stock converted to common stock	1,200,000
Note payable converted into 20,000,000 common shares		150,000
Note payable converted into 1,000,000 convertible preferred shares		1,200,000
and surrendered 15,000,000 common shares		15,000,000

See accompanying notes to consolidated financial statements.

1. Organization and Business

Yasheng Eco-Trade Corporation (f/k/a Vortex Resources Corp, and Emvelco Corp., and Euroweb International Corp.) , is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993.. Yasheng Eco-Trade Corporation and its consolidated subsidiaries are collectively referred to herein as “Yasheng Eco” or “Vortex” or the “Company”.

The Company’s headquarters and operational offices are located in West Hollywood, California.

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

In 2008, the Company changed or amended its business model to focus on the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders. Based on series of agreements, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and its members ("DCG Members"). Pursuant to the DCG Agreement, the Company acquired and the DCG Members sold, 100% of the outstanding membership in DCG. DCG is a limited liability company organized under the laws of the State of Nevada.  As a newly formed designated LLC, DCG holds certain development rights for gas drilling in Crockett County, Texas. DCG has entered into the final DCG Agreement with the Company, which provided that the members sold all of their membership units to the Company. DCG, a wholly owned subsidiary is a limited liability company and was organized in Nevada on February 22, 2008. The Company's members’ capital accounts consist of 10,000 units. As of December 31, 2008, 10,000 member’s units are issued and outstanding.  DCG has obtained drilling rights from a third party in Wolfcamp Canyon Sandstone Field in West Texas and entering the natural gas production & exploration, drilling, and extraction business.  DCG had the option to purchase rights on up to 180 in-fill drilling locations on about specific 3,600 acres, based on a 20 acres spacing.  The field was first developed in the 1970s on a 160 acre well spacing and was later reduced based on a small radius of the wells drainage. The spacing has subsequently been reduced to 40 acres, 20 acres, and 10 acres accordingly. DCG’s drilling program is based on 20 acres spacing. Due to major issues in the development of the oil and gas project in Crockett County, Texas, the board obtained additional reserve report for the Company's interest in DCG and Vortex Ocean One, LLC (“Vortex Ocean”), which report indicated that the DCG properties being in essence negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property. As Such, Vortex Ocean sold during 2009 the DCG properties to a third party (See Commitment and Contingencies).

As a result of the series of transactions described above, the Company’s ownership structure at December 31, 2008 was as follows (designated for sale – see subsequent events):

100% of DCG – discontinued operations
50% of Vortex Ocean One, LLC
Approximately 7% of Micrologic, Via EA Emerging Ventures Corp)
100% of 610 N. Crescent Heights, LLC and 50% of 13059 Dickens, LLC – both properties divested

In January 2009, the Company commenced the development of a logistics center in Southern California. Our mission is to develop an Asian Pacific Cooperation Zone in Southern California to enhance and enable increased trade between the United States and China. The facility will provide a “Gateway to China” through a centralized location for the marketing, sales, customer service, product completion for “Made in the USA” products and distribution of goods imported from China. It will also promote Joint Ventures and exporting opportunities for US companies. The importing or sourcing materials from China has been the solution for creating significant margins for goods sold in the United States.  While many large multi-national companies have been able to navigate and capitalize on the opportunities the Chinese industrial complex has created, most US companies simply do not have the resources to manage the complexities of working with companies in China.  Some of the complexities for US companies importing from China include selecting the right manufacturer or vendor for your company, addressing transportation, tax and customs issues and quality control and delivery issues. Due to the complexities and uncertainties US companies have found trying to import goods and services from China, our goal is to establish a centralized US based trade center. The goal is to create a “Gateway to China” with warehouse and office space. The warehouse will be centrally located in Southern California with easy access to the ports of Long Beach and Los Angeles, and railways. The warehouse will have the ability to handle both 20 and 40 foot containers including wet, dry and cold storage. The office space will be designed to provide US headquarters for the Chinese companies involved. One of the keys to success for the Asian Pacific Cooperation Zone is the ability to leverage a common infrastructure of technology, administration and transportation to sell goods and services in the United States. We anticipate the Cooperative zone will be utilized for distribution, sales, marketing, warehousing, administration, customer service, showroom display, pick and pack services as well as other value added services that prepares products for delivery to customers. The business model is to facilitate the importing and exporting of goods and services. Revenue will be generated through a number of offerings including the lease of office space, storage space, distribution services, and administration services along with other value added services. Our successful development of the logistics center includes many risks including raising adequate funds to pay for the lease of the facility and development of the facility of which there is no guarantee that such funds will be available, the general state of the economy in both the United States and China and concerns over whether the recession will continue or even possibly deepen.

Yasheng Group - Logistics Center and Potential Acquisition - During 2009, the Company entered into series of agreements with Yasheng Group, Inc., a California corporation (“Yasheng”).  Yasheng is an agriculture conglomerate which has subsidiaries located in the Peoples Republic of China who are engaged in the production and distribution of agricultural, chemical and biotechnological products to the United States, Canada, Australia, Pakistan and various European Union countries as well as in China.  Pursuant to these series of agreements Yasheng agreed to transfer certain assets and know-how for the development of a logistics center and eco-trade cooperation zone (the “Project”).

 As part of the Company due diligence and closing procedure, the Company requested that Yasheng-BVI (allegedly Yasheng parent company) provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the transaction.    On November 3, 2009, the Company sent Yasheng and Yasheng-BVI a formal letter demanding various closing items.  Yasheng and Yasheng-BVI did not deliver the requested items and, on November 9, 2009 Yasheng and Yasheng-BVI sent a termination notice to the Company advising that the definitive Agreement has been terminated. The Company is presently evaluating its options in moving forward with respect to Group based on various letters of intent and agreements with Group regarding various matters and is presently determining whether it should cease all activities with Group.

As Yasheng failed to enter into a definitive agreement with the Company, we may lose a significant source of our potential clients for the logistics center.  As such, we would be required to develop additional sources of clients and develop a significant sales force to achieve favorable results.

Micrologic, Inc. - Micrologic, Inc. (“Micrologic”), is in the business of design and production of EDA applications and Integrated Circuit (“IC”) design processes; The Company own 100,000 shares of Micrologic - vested via EA Emerging Ventures Inc. (“EVC”) represented less than ten percent (10%) equity ownership in Micrologic, prior to further dilution..  Micrologic subsequently issued additional securities to third parties diluting our interest to approximately 7% of the issued and outstanding of Micrologic, Inc. On April 15, 2010 the Company sold all its holdings in Micrologic for consideration of $20,000.

The Company’s holdings in its subsidiaries at December 31, 2009 were as follows:

100% of DCG – discontinued operations
100% of Vortex Ocean One, LLC (See Commitment and contingencies)
Approximately 7% of Micrologic, (held by EA Emerging Ventures Corp, a 100% owned subsidiary of the Company)

Going Concern - The accompanying consolidated financial statements included in this Annual Report on Form 10-K include an opinion from Robinson, Hill & Co., the Company’s independent auditors, that there is substantial doubt as to our ability to continue as a going concern. The financing of the Company’s projects is dependent on the future effect of the so called sub-prime mortgage crisis on financial institutions.  This sub-prime crisis may affect the availability and terms of financing available to Company for the completion of its projects as well as the availability and terms of financing for operating expenses of the Company.    The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2008 The Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce, and more effectively manage, its regulatory and administrative costs, and to enable Company’s management to better focus on its business. The Company was traded on the OTCBB under the symbol VXRC (on February 24, 2009 the Company symbol was changed from VTEX into VXRC). Before that, the Company’s common stock was traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “EMVL”. On July 15, 2009 the Company changed its name from “Vortex Resources Corp.” to its current name, which subsequently changed the Company symbol into “YASH”.

2. Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of consolidation - The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity.

Variable Interest Entities - The Company is required to consolidate variable interest entities (“VIE's”), where it is the entity’s primary beneficiary. VIE's are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.

. For the year ending December 31, 2008, the balance sheets and results of operations of DCG, 610 Crescent Heights, LLC, Dickens LLC and Vortex Ocean One, LLC are consolidated into these financial statements. As of and for the year ending December 31, 2009, the balance sheets and results of operations of DCG, and Vortex Ocean One, LLC are consolidated into these financial statements

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value of financial instruments- The carrying values of cash equivalents, notes and loans receivable, accounts payable, loans payable and accrued expenses approximate fair values.

Revenue recognition - The Company applies the provisions of Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin ("SAB") No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is probable and all other significant obligations have been fulfilled.

Revenues from property sales are recognized when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when Emvelco has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when Emvelco has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, Emvelco’ assessment of the buyer’s credit standing and Emvelco’ assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor their obligation to it.

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

Cost of revenues - Cost of revenues includes the cost of real estate sold and rented as well as costs directly attributable to the properties sold such as marketing, selling and depreciation and are included in discontinued operations.

Real estate - Real estate held for development is stated at the lower of cost or market. All direct and indirect costs relating to the Company's development project are capitalized on the Company’s balance sheet. Such standard requires costs associated with the acquisition, development and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these costs is predicated on the ability of the Company to successfully complete and subsequently sell or rent the property. During 2008, the Company sold all its real estate properties.

Treasury Stock - Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

Foreign currency translation - The Company considers the United States Dollar (“US Dollar” or "$") to be the functional currency of the Company and its subsidiaries, the prior owned subsidiary, AGL, which reports its financial statements in New Israeli Shekel. (“N.I.S”) The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars. For non-US subsidiaries that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at period-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the period. Translation adjustments are recorded in “Accumulated other comprehensive income” within stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

Cash and cash equivalents - Cash and cash equivalents include cash at bank and money market funds with maturities of three months or less at the date of acquisition by the Company.

Marketable securities - The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. The Company did not have any marketable securities within continuing operations for the year ended December 31, 2009 (other than Treasury Stocks as disclosed).

Goodwill and intangible assets - Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of identifiable net assets acquired at the acquisition date. There was goodwill recorded in the transaction with AGL totaling $1.2 million as of December 31, 2007.  Since this subsidiary was divested as of January 1, 2008 in compliance with the C Properties Agreement, this goodwill was impaired during the first quarter of 2008 and presented as a consulting, director and professional fees in the P&L. As a result of the acquisition of DCG, the Company recorded Goodwill for a total of $49,990,000 as the former members of DCG were given conversion rights under the preferred stock arrangement for 50,000,000 common shares at a $1.00 price per share less the contribution of $10,000. Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based a market approach.  For the year ended December 31, 2008, an analysis was performed on the goodwill associated with the investment in DCG, and impairment was charged against the P&L for $34,490,000 and is included in discontinued operations.

The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Buyer") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes"). Pursuant to the terms of the Agreement, the Company and the Buyer closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008, with escrow instruction to be closed on October 1, 2008. The Buyer, at its sole discretion, has the option to close on a second financing for $400,000 in Notes (which has been exercised as discussed below) and a third financing for $750,000 in Notes. Pursuant to the terms of the Agreement, the Company agreed to pay to the Buyer a commitment fee of 4% of the commitment amount, a structuring fee of $15,000, a facility draw down fee of 4%, issue the Buyer 150,000 shares of common stock, pay a due diligence fee to the Buyer of $15,000. The Company recorded as an offset to the note payable the discount on the issuance of debt for the conversion feature. The estimated intrinsic value of the conversion feature was approximately $210,000 and will be reported as interest expense.

Earnings (loss) per share - Basic earnings (loss) per share are computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the effect of dilutive potential common shares issuable upon exercise of stock options and warrants and convertible preferred stock.

Comprehensive income (loss) - Comprehensive income includes all changes in equity except those resulting from investments by and distributions to shareholders.

Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

Stock-based compensation - Effective January 1, 2006, the Company adopted SFAS No. 123R, now ASC Topic 718, “Share-Based Payment” (“SFAS 123R”). Under ASC Topic 718, the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. Additionally, if an award of an equity instrument involves a performance condition, the related compensation cost is recognized only if it is probable that the performance condition will be achieved.
The Company adopted ASC Topic 718 using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under this method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and amortized on an straight-line basis over the requisite service period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the requisite service period. Results for prior periods have not been restated. The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with SEC guidance provided in the SAB 107, using a “simplified” method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options.

The following table shows total non-cash stock-based employee compensation expense included in the consolidated statement of operations for the year ended December 31, 2009 and the year ended December 31, 2008:

Categories of cost and expenses	Year ended December 31, 2009	Year ended December 31, 2008

Non-cash consulting, professional and directors fees	724,300	2,018,161
Total stock-based compensation expense	$724,300	$2,018,161
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

Gas Rights on Real Property, plant, and equipment -Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired. Interest costs incurred to finance expenditures during the construction phase of multiyear projects are capitalized as part of the historical cost of acquiring the constructed assets. The project construction phase commences with the development of the detailed engineering design and ends when the constructed assets are ready for their intended use. Capitalized interest costs are included in property, plant and equipment and are depreciated over the service life of the related assets. The Company uses the “successful efforts” method to account for its exploration and production activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method. The Company records an asset for exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved natural gas reserves. Significant unproved properties are assessed for impairment individually and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that the Company expects to hold the properties. The valuation allowances are reviewed at least annually.  Other exploratory expenditures, including geophysical costs, other dry hole costs and annual lease rentals, are expensed as incurred. Unit-of-production depreciation is applied to property, plant and equipment, including capitalized exploratory drilling and development costs, associated with productive depletable extractive properties.  Unit-of-production rates are based on the amount of proved developed reserves of natural gas and other minerals that are estimated to be recoverable from existing facilities using current operating methods. Under the unit-of-production method, natural gas volumes are considered produced once they have been measured through meters at custody transfer or sales transaction points at the outlet valve on the lease or field storage tank. Gains on sales of proved and unproved properties are only recognized when there is no uncertainty about the recovery of costs applicable to any interest retained or where there is no substantial obligation for future performance by the Company’s. Losses on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties is less than the carrying value. Proved oil and gas properties held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using annually updated corporate plan investment evaluation assumptions for natural gas commodity prices. Annual volumes are based on individual field production profiles, which are also updated annually. Cash flow estimates for impairment testing exclude derivative instruments. Impairment analyses are generally based on proved reserves. Where probable reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the impairment evaluation. Impairments are measured by the amount the carrying value exceeds the fair value.

Restoration, Removal and Environmental Liabilities - The Company is subject to extensive federal, state and local environmental laws and regulations.  These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of natural gas substances at various sites.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable.

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations” (now ASC Topic 410). ASC Topic 410 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  ASC Topic 410 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding  cost capitalized by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  The Company will include estimated future costs of abandonment and dismantlement in the full cost amortization base and amortize these costs as a component of our depletion expense in the accompanying financial statements.

Business segment reporting - Though the company had minor holdings of real estate properties which have been sold, the Company manages its operations in one business segment, the Resources, Logistic Development, Development and Mineral business.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141-R, “Business Combinations,” now ASC Topic 805.  ASC Topic 805 retains the fundamental requirements that the acquisition method of accounting (referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805 will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated the impact, if any, that ASC Topic 805 will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements,,” now ASC Topic 810. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that ASC Topic 810 will have on its consolidated financial statements. ASC Topic 810 is effective for the Company’s fiscal year beginning October 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” now ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. ASC Topic 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non–financial assets and non–financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, effective January 1, 2008, we adopted the provisions of ASC Topic 820 with respect to our financial assets and liabilities only. Since the Company has no investments available for sale, the adoption of this pronouncement has no material impact to the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” now ASC Topic 825. ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective January 1, 2008, we adopted ASC Topic 825 and have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States .

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

Our expected future cash flows are affected by many factors including:

a) The economic condition of the US and Worldwide markets – especially during the current worldwide financial crisis.

b) The performance of the underlying assets in the markets where our properties are located;

c) Our financial condition, which may influence our ability to develop our properties; and

d) Government regulations.

As any one of these factors could substantially affect our estimate of future cash flows, significant variance between our estimates and the reality could result in us recording an impairment loss, which may result in a significant diminution of our net earnings.

The estimate of our future revenues is also important because it is the basis of our development plans and also a factor in our ability to obtain the financing necessary to complete our development plans. If our estimates of future cash flows from our properties differ significantly from actual performance in terms of delivering that cash flows, then our financial and liquidity position may be compromised, which could result in our default under certain debt instruments or result in our suspending some or all of our development activities.

Allocation of Overhead Costs. We periodically capitalize a portion of our overhead costs and also allocate a portion of these overhead costs to cost of sales based on the activities of our employees that are directly engaged in these activities. In order to accomplish this procedure, we periodically evaluate our “corporate” personnel activities to see what, if any, time is associated with activities that would normally be capitalized or considered part of cost of sales. After determining the appropriate aggregate allocation rates, we apply these factors to our overhead costs to determine the appropriate allocations. This is a critical accounting policy because it affects our net results of operations for that portion which is capitalized. In accordance with GAAP, we only capitalize direct and indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support our development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e. project manager and subordinates). We charge to expense indirect costs that do not clearly relate to a real estate project such as salaries and allocated expenses related to the Chief Executive Officer and Chief Financial Officer.

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

The disclosed information presents the Company’s natural gas producing activities, in accordance with GAAP.

3. Cash, Cash Equivalent Line of Credit and Restricted Cash

The Company’s real estate investment operations required substantial up-front expenditures for land development contracts and construction. Accordingly, the Company required a substantial amount of cash on hand, as well as funds accessible through lines of credit with banks or third parties, to conduct its business.  The Company had financed its working capital needs on a project-by-project basis, primarily with loans from banks and debt via the All Inclusive Trust Deed Agreement (AITDA), and with the existing cash of the Company. On August 28, 2006, the Company entered into a $4,000,000 Revolving Line of Credit (“line of credit”) with a commercial bank. As security for this credit facility, the Company deposited $4,000,000 into a certificate of deposit (“CD”) as collateral for a two year period. The CD earns interest at a rate of 5.25% annually, and any interest earned on the CD is restricted from withdrawal and must remain in the account for the entire term. On November 21, 2006, the Company deposited an additional $4,000,000 into another CD with the same restrictions on withdrawal. This CD matured on November 21, 2008 and the deposit bears an interest rate of 5.12% annually. The interest rate on the line of credit is 5.87% annually. As of December 31, 2008, the Company paid off the lines of credit in full.

4. Investment (and loans) in Affiliates, at equity

On June 14, 2006, Emvelco issued a $10 million line of credit to ERC. Outstanding balances bore interest at an annual rate of 12% and the line of credit had a maximum borrowing limit of $10 million. Initially on October 26, 2006 and then again ratified on December 29, 2006, the Board of Directors of Emvelco approved an increase in the borrowing limit of the line of credit to $20 million. The Board also restricted use of the funds to real estate development.  On November 2, 2007, the Company exercised the Verge option to purchase a multi-use condominium and commercial property in Las Vegas, Nevada, thereby reducing the amount outstanding by $10 million.  Additionally, the Verge option required that the Company pay The International Holdings Group (TIHG), the then parent of ERC, and another $5 million when construction began on the Verge Project.  At the time of these transactions, Verge and ERC were related entities as both had Darren Dunckel as their CEO (see Note 14).  As of December 31, 2008, the Company has accrued and recorded that payment as a reduction to this loan receivable balance. As of December 31, 2008, the outstanding loan receivable balances by ERC and Verge (related parties) were charged to equity, due to the Company change of strategy, turmoil in the real estate industry including the sub-prime crisis and the world financial crisis, which among other factors led Verge to file for Bankruptcy protection.

5. Non Current assets from discontinued operations

Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments.
In consideration for the sale of the Assignments, Buyer shall pay the total sum of $2,300,000 to Seller as follows: (i) A $225,000.00 payment upon execution (paid) (ii) A 12 month $600,000.00 secured promissory note bearing no interest with payments to begin on the first day of the second month after the properties contained in the Assignments begin producing. (iii) A 60 month $1,500,000.00 secured promissory note bearing no interest with payments to begin the first day of the fourteenth month after the properties contained in the Assignments begin producing.

As the Note bears no interest the Company discounts it to present value (for the day of issuing, e.g. March 1, 2009) using 12% as discount interest rate per annum + which is the Company’s approximate cost of borrowing.

The face value of the Notes and the discounted value per the original agreement should be paid as follows:

Year	Face Value	Discounted
		Value
2009	$450,000	$424,060
2010	375,000	$321,288
2011	300,000	$226,057
2012	300,000	$200,614
2013	300,000	$178,035
2014	300,000	$157,997
2015	75,000	$36,638

Total	2,100,000	$1,544,690

The Company alleges that the Buyer is not performing under the notes. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean One’s position is that the Buyer as well as the operator is under breach of the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements and the collateral.

6. Real Estate Investments for Sale

The Company owned 100% of subsidiary 610 N. Crescent Heights, LLC, which is located in Los Angeles, CA.  On April 2008, the Company obtained Certificate of Occupancy from the City of Los Angles, and listed the property for sale at selling price of $2,000,000. At December 31, 2008, the Company sold the property for the gross sale price of $1,990,000 and recorded costs of sales totaling $2,221,929, which were previously capitalized construction costs.  The board resolved to discontinue real estate operations during 2008 and these amounts are presented as part of discontinued operations (see Note 9).

The Company owned 50% of 13059 Dickens, LLC, as reported by the Company on Form 8-K on December 21, 2007, through a joint venture with a third party at no cost to the Company. As all balances due under this venture is via All Inclusive Trust Deed, and in lieu of the Company new strategy, the Company entered advanced negotiations with regards to selling its interest to the other party, as no cost to the Company, or liability, by conveying back title of said property, and releasing the Company from any associated liability. During the third quarter of 2008, the project was sold back to the third party, by reversing the transaction, at no cost to the Company.

7. Convertible Notes Payable

Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”)- The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Buyer") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes"). Pursuant to the terms of the Agreement, the Company and the Buyer closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008, with escrow instruction to be closed on October 1, 2008. The Buyer, at its sole discretion, has the option to close on a second financing for $400,000 in Notes (which has been exercised as discussed below) and a third financing for $750,000 in Notes. Pursuant to the terms of the Agreement, the Company agreed to pay to the Buyer a commitment fee of 4% of the commitment amount, a structuring fee of $15,000, a facility draw down fee of 4%, issue the Buyer 150,000 shares of common stock, pay a due diligence fee to the Buyer of $15,000. The Notes bear interest at 8.5% with such interest payable on a monthly basis with the first two payments due at closing. The Notes are due in full in September 2010. In the event of default, the Buyer may elect to convert the interest payable in cash or in shares of common stock at a conversion price using the closing bid price of when the interest is due or paid. The Notes are convertible into common stock, at the Buyer's option, at a conversion price equal to 85% of the volume weighted average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share. If on the conversion or redemption of the Notes, the Euro to US dollar spot exchange rate (the "Exchange Rate") is higher that the Exchange Rate on the closing date, then the number of shares shall be increased by the same percentage determined by dividing the Exchange Rate on the date of conversion or redemption by the Exchange Rate on the closing date ($0.68 per Euro). The Company is required to redeem the Notes starting on the fourth month in equal installments of $56,000 with a final payment of $480,000 with respect to the initial funding of $1,600,000. We are also required to pay a redemption premium of 7% on the first redemption payment, which will increase 1% per month. The Company may prepay the Notes in advance, which such prepayment will include a redemption premium of 15%. In the event the Company closes on a funding in excess of $4,000,000, the Buyer, in its sole election, may require that the Company redeem the Notes in full. On any principal or interest repayment date, in the event that the Euro to US dollar spot exchange rate is lower than the Euro to US dollar spot exchange rate at closing, then we will be required to pay additional funds to compensate for such adjustment.

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
The Company and Trafalgar become adversaries where each party filled a lawsuit against the other party in different jurisdictions which included California, Nevada (indirect lawsuit filed by Verge) and Florida. On April 15, 2010 the parties settled outstanding disputes. Based on said settlement which declared effective as of December 31, 2009 the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into  a new class of Series E Preference Shares, which shall have the following terms: (i) $3 Million Face Amount (as agreed amount between all parties) (ii) Maturity in cash in Thirty Months (30 months) from date of issue (iii) Optional Redemption by the Company at any time, for Face Value including accrued unpaid dividends (iv) Dividends Accrue at 7% (seven percent) per annum.   Said Series Preferred E share will be convertible at the Option of the Holders, into Six Hundred Million (six hundred million) common shares of YASH, at any time upon written notice to the company. Trafalgar will be entitled to appoint 4 directors to the Company board.
Star Equity Ltd (“Star”) - As reported by the Company on its Form 10-Q filed on November 14, 2008, Star Equity Investments, LLC (“Star”) entered, on September 1, 2008, into that certain Irrevocable Assignment of Promissory Note, which resulted in Star being a creditor of the Company with a loan payable by the Company in the amount of $1,000,000 (the “Debt”). No relationship exists between Star and the Company and/or its affiliates, directors, officers or any associate of an officer or director. On March 11, 2009, the Company entered and closed an agreement with Star pursuant to which Star agreed to convert all principal and interest associated with the Debt into 8,500,000 shares of common stock and released the Company from any further claims.  The shares were issued during March 2009 on a post- split basis.

AP Holdings Limited (AP) -  On October 1, 2008, the Company entered into a short term note payable (6 month maturity) with AP – a foreign Company controlled by Shalom Attia (the brother of Yossi Attia, the Company CEO – the “Holder”), a third party, for $330,000. The note bears 12% interest commencing October 1, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.015 per share. Holder has advised that it has no desire to convert the AP Note into shares of the Company’s common stock at $1.50 per share at this time as the Company’s current bid and ask is $0.23 and $0.72, respectively, and there is virtually no liquidity in the Company’s common stock. The Company is in default on the AP Note, and Holder has threatened to commence litigation if it not paid in full. The Company did not have the cash resources to pay off the AP Note due to current capital constraints. Holder has agreed that it is willing to convert the AP Note if the conversion price is reset to $0.04376 resulting in the issuance of 8,000,000 shares of common stock (the “Shares”) of the Company or 7.56% of the Company assuming 105,884,347 shares of common stock outstanding (97,884,347 as of May 7, 2009 plus 8,000,000 shares issued to Holder). The parties entered a settlement agreement in May 2009.  The agreement with AP was approved by the Board of Directors where Mr. Yossi Attia has abstained from voting due to a potential conflict of interest.  The Company recognized approximately a $2MM non-cash loss on the change of conversion price in the first quarter of 2009.

Priscilla Dunckel - On August 12, 2008 the Company signed a Note Payable for $20,000 payable to Mrs. Dunckel in connection with the Company efforts to fund its drilling program (see Subsequent events for full pay-off)..

TAS Agreement - On December 5, 2008 the Company entered into and closed an Agreement with T.A.S. Holdings Limited (“TAS”) (the “TAS Agreement”) pursuant to which TAS agreed to cancel the debt payable by the Company to TAS in the amount of approximately $1,065,000 and its 15,000,000 shares of common stock it presently holds in consideration of the Company issuing TAS 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the “Series B Stock”). The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share.  The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25.  Holders of the Series B Stock are entitled to receive, when declared by the Company’s board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009. The Convertible Notes Payable and related discount were recorded and disclosed pursuant to EITF98-5 and EITF 00-27.  The debt conversion feature or discount can be found in the Consolidated Statements of Shareholder Equity. Intrinsic value of a conversion feature-contingent conversion shows recording of the debt discount as an offset against the note and also recorded as a component of shareholders’ equity.  Amortization of the debt discount utilizes the straight line method.

On July 15, 2009 TAS which owned Series B preferred shares, converted the Series B Preferred Shares to 7,500,000 common stock 0.001 par values per share

Kobi Loria – On November 23, 2009 the Company signed a Note Payable for $100,000 payable to Kobi Loria due on March 31, 2010 at 12% per annum.   The Note includes a convertible feature into the Company Common Stock based on conversion ratio that shall be valued at 95% of the volume-weighted average price for 5 trading days immediately preceding the conversion notice. On December 23, 2009 the Company signed additional Note Payable for $50,000 to Kobi Loria at the same terms as the prior Note. The consideration for the Notes was cash, which the Company used for working capital. On April 15, the Company agreed with Mr. Loria that as the Company does not have the cash resources to pay off the Notes due to current capital constraints, to convey to him the Company interests in Micrologic (which is designated for sale since 2008) as partial payments on the Notes. The parties agreed that the Micrologic conveyed interests will be valued at $20,000.

Tiran Ibgui – On November 23, 2009 the Company ratified and issued a Note Payable for $365,000 to Tiran Ibgui. Tiran Ibgui was a 50% member with Vortex Ocean which invested in cash $525,000 on June 30, 2008. The Company entered numerous settlement agreements with Mr. Ibgui in connection with Vortex Ocean, including providing collateral in form of pledge the DCG wells to Mr. Ibgui. As disclose in this report, on February 2009, Vortex Ocean sold its interest to third parties, where per said sale the original balance of Mr. Ibgui was reduced to $365,000 which remains due. Mr. Ibgui waived all his membership rights, and remains a secure lender under said note dated November 23, 2009 for his original investment that was consummated in cash on June 30, 2008. Said Note in the amount of $365,000 is convertible to 10,000.000 common shares of the Company. The Note has adjustment mechanism which states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 10,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 10,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 10,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

The net amounts owed to Mr. Ibgui per the operating agreement instructions, and settlement agreements can be summarized as following:

Original Cash Investment	525,000.00
Proceeds from sale:
Gross amount	(225,000.00)
Fee paid by Ibgui	25,000.00
Company Interest 20% Per operating Agreement	40,000.00

Net Balance to March 2009 (date of Sale Ratify November 2009 via Note)	365,000.00

Moran Atias - On December 30, 2009, the Company entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 11,903,333 shares of Common Stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias, was initially issued on August 8, 2008 (see Subsequent events for further Exchange Agreement).  Ms. Atias still holds a note payable by the Company for $150,000.

Short Term Loan – by Investor

On September 5, 2008 the Company entered a short term loan memorandum, with Mehmet Haluk Undes, for a short term loan (“bridge”) of $220,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of $1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 200,000 cashless warrants from September 15, 2008 at an exercise price of $1.50 for a period of 2 years.  The Company is contesting said warrants entitlements to the investor, based on what it asserts to be cause.

8. Acquisition

Davy Crockett Gas Company, LLC (DCG) - Based on series of agreements that were formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange with DCG.  (See Notes 1, 2)

Vortex Ocean One, LLC - On June 30, 2008, the Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary DCG (as reported on the Company's Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One.  Mr. Ibgui paid $525,000 as consideration for his 50% ownership in Vortex One and the Company issued 5,250 common shares at an establish $1.00 per share price for its 50% ownership in Vortex One. In October and November 2008, the Company entered into settlement arrangements with Mr. Ibgui, whereby the Company agree to transfer the 5,250 common shares previously owned by Vortex One to Mr. Ibgui in exchange for settlement of all disputes between the two parties, and also pledged and assigned the DCG four term assignments. On March 2009, Vortex One exercised its rights under the pledge and entered into a sale agreement with third party with regards to the 4 term assignments. Said sale was given full effect in these financial statements.

9. Dispositions

Divesture of AGL shares - On August 19, 2008, the Company entered into a Final Fee Agreement (the “Consultant Agreement”) with a third party, C. Properties Ltd. (“Consultant”). Pursuant to the Consultant Agreement, the Company agreed with the Consultant to exchange the Company’s interest in AGL as a final fee in connection with its DCG acquisition.  The Company had to pay Consultant certain fees in accordance with the Consultant Agreement and the Consultant had agreed that, in lieu of cash payment, it would receive equivalent fair value for services rendered, which was determined to be an aggregate of up to 734,060,505 shares of stock of the AGL.

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

Divesture of Real Estate - On August 16, 2008 610 N. Crescent Heights, LLC, entered into a sale and escrow agreement with third parties, for the sale of the real property located at 610 North Crescent Heights, Los Angeles, for $1,990,000. Said escrow was closed as of September 30, 2008.

On August 19, 2008, the Dickens LLC conveyed title and its AITD to third party, reversing the Company’s joint venture with said third party, at no cost or liability to the Company.

Divesture of DCG and Vortex Ocean Wells - On March 2009 the board of directors of the company decided to vacate the DCG project. Goodwill was impaired by approximately $35.0M in association with this segment. Sales of 4 Wells by Vortex Ocean – On February 28, 2009 Vortex Ocean sold its term assignment interest in 4 wells to third party. In consideration for the sale of the Assignments, Buyer shall pay the total sum of $2,300,000 to Seller as follows: (i) A $225,000.00 payment upon execution (paid) (ii) A 12 month $600,000.00 secured promissory note bearing no interest with payments to begin on the first day of the second month after the properties contained in the Assignments begin producing. (iii) A 60 month $1,500,000.00 secured promissory note bearing no interest with payments to begin the first day of the fourteenth month after the properties contained in the Assignments begin producing. In the following tables we present the financial items associated with the above described Discontinued Operations:

	2009		2008
Discontinued Operations (Profit & Loss):
Sale of real estate	$		$(1,990,000)
Cost of sale of real estate			2,221,929
Loss on Hamel			213,706
Other selling, general and administrative expenses – real estate			500,000

Goodwill Impairment – DCG project			34,490,000

Total		$0	$35,935,635

	2009	2008
Discontinued Operations – Non - Current Assets:
Gas Rights on Real property (In form of Notes)	$1,544,690	2,100,000

Total	$1,544,690	2,100,000

10. Income taxes

The net income before income taxes by tax jurisdiction for the years ended December 31, 2009 and 2008 was as follows:

	2009	2008
Net income before income taxes:
Domestic	$(6,692,603)	$(51,207,461)

Total	$(6,692,603)	$(51,207,461)

The provision for income taxes from continuing operations reflected in the consolidated statements of operations is zero; as such, there are no separate components. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss from continuing operations before income taxes. The sources and tax effects of the differences for the years ended December 31, 2009 and 2008 is summarized as follows:

	2008		2009
	Amount	%	Amount	%
Computed expected tax
Expense/(Benefit)	$(17,922,611)	(35.00)	$(2,342,411)	(35.00)

Change in Valuation Allowance	17,922,611	(35.00)	2,342,411	(35.00)
Total expense/(benefit)	$0	0%	$0	0%

For U.S. Federal income tax purposes, the Company had unused net operating loss carry forwards at December 31, 2008 of approximately 36.6 million available to offset future taxable income. From the 36.6 million of losses 0.5 million expires in 2009, 0.3 million expires in 2010, 1.6 million expires in 2011, 0.9 million expires in 2012 and 33.3 million expires in various years from 2017 through 2027. The Company has no capital loss carryover for US income tax purposes.

The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carry forwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes the Company experienced an “ownership change” in the second half of 2006 as well as in the first half of 2008 in lieu of the DCG transaction (which was approved by the Company shareholders as ownership change), as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carry forwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carry forwards.

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

10. Stockholders’ Equity

Common Stock:

On February 14, 2008, the Company raised Three Hundred Thousand Dollars ($300,000) in connection with a private offering to various accredited investors and issued 3,000 Common Shares. The offering is for Company common stock which was issued as "restricted securities" at $1.00 per share. The money raised was used for working capital and business operations of the Company. The private offering was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement.

On March 30, 2008, the Company raised $200,000 from a private offering and issued 2,000 Common Shares. The private placement was for Company common stock which shall be "restricted securities", which was sold at $1.00 per share. The offering included 200,000 warrants to be exercised at $1.50 for two years, and additional 200,000 warrants to be exercised at $2.00 for four years. The money raised from the sale of the Company’s securities was used for working capital and business operations of the Company. The sale of the securities was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for the sale of securities. The investor is D’vora Greenwood (Attia), the sister of Mr. Yossi Attia. Mr. Attia did not participate in the board meeting which approved this transaction.

On May 6, 2008 the Company issued 5,000 shares of its common stock, $0.001 par value per share, to Stephen Martin Durante in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

On June 6, 2008, the Company raised $300,000 from the private offering pursuant to a Private Placement Memorandum ("PPM") and issued 3,000 Common shares. The private placement was for Company common stock which shall be "restricted securities" and were sold at $1.00 per share. The money raised from the private placement of the Company’s shares was used for working capital and business operations of the Company. The PPM was done pursuant to Rule 506. A Form D has been filed with the Securities and Exchange Commission in compliance with Rule 506 for each Private Placement. Based on information presented to the Company, and in lieu of the Company position which was sent to the investor on June 18, 2008 the investor is in default for not complying with his commitment to invest an additional $225,000 and the Company vested said 3,000 shares under a trustee.

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

On September 25, 2008, in connection with selling a convertible note to Trafalgar (see Note 5), the Company issued, the amount of 547 common shares at $0.001 par value per share to Trafalgar as a fee. As part of collateral to said note, the Company issued to Trafalgar 45,000 common stock 0.001 par values per shares, as security for the Note. Said shares consider being escrow shares, and accordingly are not included in the outstanding common shares of the company.

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

On March 5, 2009, the Company and Yasheng Group implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Company/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company has agreed to issue 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol Properties in consideration for exploring the business opportunities, providing business plans, know-how, contacts etc’ - based on the pro-ration set in the January Term Sheet. The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated there under. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company calculated its direct costs associated with the transaction as $348,240, and expensed that amount.

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

On October 1, 2008, the Company entered into a short term note payable (6 month maturity) with AP – a foreign Company controlled by Shalom Attia (the brother of Yossi Attia, the Company CEO – the “Holder”), a third party, for $330,000. The note had 12% interest commencing October 1, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.015 per share. Holder has advised that it has no desire to convert the AP Note into shares of the Company’s common stock at $1.50 per share at this time as the Company’s current bid and ask is $0.23 and $0.72, respectively, and there was virtually no liquidity in the Company’s common stock. The Company was in default on the AP Note, and Holder has threatened to commence litigation if it not paid in full. The Company does not have the cash resources to pay off the AP Note due to current capital constraints. Holder has agreed that it is willing to convert the AP Note if the conversion price is reset to $0.04376 resulting in the issuance of 8,000,000 shares of common stock (the “Shares”) of the Company or 7.56% of the Company assuming 105,884,347 shares of common stock outstanding (97,884,347 as of May 7, 2009 plus 8,000,000 shares issued to Holder). The parties entered a settlement agreement in May 2009.  The agreement with AP was approved by the Board of Directors where Mr. Yossi Attia has abstained from voting due to a potential conflict of interest.

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

On December 30, 2009, the Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 2009 (the “Agreement”). Pursuant to the Agreement, the Company agreed to pay the Investor a commitment fee of $250,000 (the “Commitment Fee”), payable at the earlier of the six monthly anniversary of the execution of the Agreement or the first tranche.  The Company has the right to elect to pay the Commitment Fee in immediately available funds or by issuance of shares of Common Stock. As such the Company issued to the Investor 10,000,000 shares of Common Stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.

On December 30, 2009, the Company entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 11,903,333 shares of Common Stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias, was initially issued on August 8, 2008 (See also subsequent events).  Ms. Atias still holds a note payable by the Company for $150,000 (see subsequent events for pay-off).

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

Series B - On December 5, 2008 the Company entered into and closed end Agreement with T.A.S. Holdings Limited ("TAS") (the "TAS Agreement") pursuant to which TAS agreed to cancel the debt payable by the Company to TAS in the amount of approximately $1,065,000 and its 150,000 shares of common stock it presently holds in consideration of the Company issuing TAS 1,000,000 shares of Series B Convertible Preferred Stock, which such shares carry a stated value equal to $1.20 per share (the "Series B Stock"). The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009. In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year. The Series B Stock restricts the ability of the holder to convert the Series B Stock and receive shares of the Company's common stock such that the number of shares of the Company common stock held by TAS and its affiliates after such conversion does not exceed 4.9% of the Company's then issued and outstanding shares of common stock. The Series B Stock was offered and sold to TAS in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. TAS is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company filed its Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the State of Delaware. The preferred shares were subsequently converted to 7,500,000 shares of common stock and are included in the EPS calculation.

Series C - On November 26, 2009, the Company issued 210,087 shares of Series C Preferred Stock for aggregate consideration of $4,945.  Each six shares of Series C Preferred Stock is convertible into one share of common stock; provided, however, in the event that the shares of Series C Preferred Stock have been outstanding for a period of one year, then it shall be automatically converted into shares of common stock in accordance with the aforementioned conversion formula.  The Company issued the securities to one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

11. Stock Option Plan and Employee Options

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

(b) Other Options

As of December 31, 2009, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the year ended December 31, 2009 and the year ended December 31, 2008.

The following table summarizes information about shares subject to outstanding options as of December 31, 2009, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

On August 13, 2008, the Company issued 160 shares of its common stock, $0.001 par value per share, to Robin Ann Gorelick, the Company Secretary, in accordance with the instructions provided by the Company pursuant to the 2004 Employee Stock Incentive Plan registered on Form S-8 Registration.

Following the above securities issuance, the 2004 Plan was closed, and no more securities can be issued under this plan.

2008 Stock Incentive Plan:

On July 28, 2008 - the Company held a special meeting of the shareholders for four initiatives, consisting of approval of a new board of directors, approval of the conversion of preferred shares to common shares, an increase in the authorized shares and a stock incentive plan. All initiatives were approved by the majority of shareholders.  The 2008 Employee Stock Incentive Plan (the "2008 Incentive Plan") authorized the board to issue up to 50,000 shares of Common Stock under the plan.

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

On July 23, 2009 - , the Company issued 46,460 shares of its common stock 0.001 par value per share, to Stephen M. Fleming, the Company’s securities counsel pursuant to the 2008 Employee Stock Incentive Plan,

Following the above securities issuance, the 2008 Plan was closed, and no more securities can be issued under this plan.

12. Related party transactions

During the years 2009 and 2008, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of December 31, 2009, the Company owes Mr., Attia approximately 883 thousand dollars.

 Mr. Darren Dunckel, a former member of the Board (resigned on April 1, 2009), serves as CEO and President of ERC as well as Verge, which are both Nevada corporations and former subsidiaries of the Company. As President, he oversees management of real estate acquisitions, development and sales in the United States and in Croatia where ERC holds properties. Concurrently, Mr. Dunckel is the Managing Director of The International Holdings Group Ltd. ("TIHG"), the sole shareholder of ERC and as such manages the investment portfolio of this holding company. Mr. Dunckel has entered into various transactions and agreements with the Company on behalf of ERC, Verge and TIHG (all of which are related entities given Mr. Dunckel involvement as their CEO). On December 31, 2006, Mr. Dunckel executed the Agreement and Plan of Exchange on behalf of TIHG which was issued shares in ERC in consideration for the exchange of TIHG's interest in Verge. Pursuant to that certain Stock Transfer and Assignment of Contract Rights Agreement dated as of May 14, 2007, the Company transferred its shares in ERC in consideration for the assignment of rights to that certain Investment and Option Agreement, and amendments thereto, dated as of June 19, 2006 which gives rights to certain interests and assets. Mr. Dunckel has represented and executed the foregoing agreements on behalf of ERC, Verge and TIHG as well as executed agreements on behalf of Verge to transfer 100% of Verge. Effective July 1, 2006, Verge entered into a non written year employment agreement with Darren C Dunckel as the President of Verge which commenced on July 11, 2006 and provides for annual compensation in the amount of $120,000, the employment expense of which was capitalized related to such agreement was $120,000 for each year ended December 31, 2008 and 2007. Verge loaned to Mr. Darren Dunckel, the sum of $93,822, of which $90,000 was paid-off via Mr. Dunckel employment agreement, and the balance of $3,822 is included in Prepaid and other current assets as of December 31, 2006. As of December 31, 2007, the balance for advances to Mr. Dunckel was paid off. On October 2008 a group of investors associated with Mr. Dunckel acquired Verge from AGL in a transaction to which the company is not a party.  Upon closing the acquisition of AGL Mr. Attia was appointed as the CEO of AGL. Mr. Yossi Attia serves as Chairman of the board of AGL.

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

On September 1, 2008 Star Equity Investment LLC a third party acquired from Mr. Attia, a $1 million note due by the Company since January 1, 2008. Said note is bearing 12% interest commencing October 1st, 2008 and can be converted (including interest) into common shares of the Company at a fixed price of $0.75 per share.  Star Equity Investment LLC noticed the Company that due to the Company default on said note, it willing to enter negotiations to modify its instrument. The parties agreed to settle by converting the note including interest into 8.5 million common shares of the Company.

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

The Series B Stock is convertible, at any time at the option of the holder, into common shares of the Company based on a conversion price of $0.0016 per share. The Series B Stock shall have voting rights on an as converted basis multiplied by 6.25. Holders of the Series B Stock are entitled to receive, when declared by the Company’s board of directors, annual dividends of $0.06 per share of Series B Stock paid semi-annually on June 30 and December 31 commencing June 30, 2009. In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the stated value plus interest of 15% per year. The Series B Stock restricts the ability of the holder to convert the Series B Stock and receive shares of the Company’s common stock such that the number of shares of the Company common stock held by TAS and its affiliates after such conversion does not exceed 4.9% of the Company’s then issued and outstanding shares of common stock. The Series B Stock was offered and sold to TAS in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. TAS is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company filed its Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the State of Delaware. Based on agreements that the company is not side too, Dr. Rubin was partial owner of T.A.S. Dr. Rubin resigned from the Company Board of Directors on April 7, 2010 to pursue other opportunities.

13. Treasury Stock

Treasury Stock Repurchase - In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 700,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. A licensed Stock Broker Firm is acting as agent for our stock repurchase program. Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 700,000 to 1,500,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased. Pursuant to the Sale Agreement of Navigator, the Company got on closing (February 2, 2007) 622,531 shares of the Company’s common stock as partial consideration. The Company shares were valued at $1.34 per share, representing the closing price of the Company on the NASDAQ Capital Market on February 16, 2007, the closing of the sale. The Company canceled the common stock acquired during the disposition in the amount of $834,192. All, the Company 660,362 treasury shares were retired and canceled during August and September 2008. On November 20, 2008, the Company issued a press release announcing that its Board of Directors has approved a share repurchase program. Under the program the Company is authorized to purchase up to 100,000 of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Exchange Act and other rules that govern such purchases.

As of December 31, 2009 the Company has 1,000 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

14. Change in the Reporting Entity

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

	Three Months Ended March 31, 2008
	Previously issued interim Q1 financial statements (Unaudited)		Effect of change of reporting entity (Unaudited)		Revised Balances (Audited)
Revenues	$	---	$	---	$	---
Cost of revenues		---		---		---
Total operating expenses		3,003,060		7,307,247		10,310,307
Operating loss		(3,003,060)		(7,307,247)		(10,310,307)
Net (loss) before minority interest		(2,911,208)		(7,363,366)		(10,274,573)
Less minority interest in loss of consolidated subsidiary		69,419		(69,419)		---
Net (loss)		(2,841,789)		(7,432,785)		(10,274,573)
Other comprehensive income (loss)		427,022		(427,022)		---
Comprehensive (loss)		$(2,414,767)		$(7,859,807)		$(10,274,573)
Net (loss) per share, basic and diluted		$(0.59	$			$(2.14)
Weighted average number of shares outstanding, basic and diluted		4,797,055				4,797,055

15. Subsequent events

On January 20, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 13,000,000 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias (see above), was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.   On April 9, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with  Atias whereby the Company and Ms. Atias exchanged $50,000 of a promissory note in the amount of $250,000 held by Ms. Atias – which is the remaining balance on said Note -  into 12,714,286 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias (see above), was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. Post said agreement, the Company paid in full the Atias Note.

On March 23, 2010, the Company issued 8,000,000 shares of its common stock at 0.001 par values to Donfeld, Kelley & Rollman (“Kelley”), the Company lawyer, as partial payment for legal fees due. The promissory note, which was converted by Kelley, was issued on August 30, 2009.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities

On April 9, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Priscilla Dunckel whereby the Company and Mrs. Dunckel exchanged $20,000 of a promissory note in the amount of $20,000 held by hers – which is the total balance on said Note -  into 5,085,714 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. Post said agreement; the Company paid in full the Dunckel Note.

On April 5, 2010 the Company issued a formal request to Yasheng demanding that they surrender of the 50,000,000 shares that were issued to them, as well as reimburse the Company for its expenses associated with the transaction in the amount of $348,240.

Dr. Rubin resigned from the Company Board of Directors on April 7, 2010 to pursue other opportunities. As Dr. Rubin was the catalyst for the proposed transaction with Yasheng Group, the Company is presently seeking to add additional officers or directors to assist in implementing the Company's strategy of developing a logistics center.

On April 15, 2010 effective December 31, 2009 the company and Trafalgar settled their outstanding disputes. The parties agreed that the debts owe to Trafalgar will be set as $3,000,000 with maturity of 30 months from date of issuing carry a 7% annual interest. Trafalgar was issued Preferred Stock of the Company, which is convertible to common shares at the option of the holders, into 600,000,000 common shares of the Company, which is more than the total authorized shares, at any time upon written notice to the company; in the event of conversion of the note, the Company will authorize more shares to be issued at that point.  Trafalgar will appoint 4 directors to the Company’s Board of Directors. Under the terms of the settlement, Trafalgar agreed to continue and pursue the core business of the Company.

16.  Supplemental Oil and Gas Disclosures

The accompanying table presents information concerning the Company's natural gas producing activities (as the assets been divested – see Note 5) as required by Statement of Financial Accounting   Standards No.  69, “Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities from continuing operations for the year ended on December 31, 2008 are as follows (said assets was disposed during the first quarter of 2009):

As of December 31, 2008
Proved undeveloped natural properties – Direct investment	$2,300,000
Unproved properties – option exercised	50,000
Total	2,350,000
Accumulated depreciation, depletion, amortization , and impairment	--
Net capitalized costs	$2,350,000

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

MMCF (thousand cubic feet)
Proved undeveloped natural gas reserves at February 22, 2008	--
Purchases of drilling rights for minerals in place for period February 22, 2008 (inception of DCG) to December 31, 2008 – 4 wells at 355 MCF each	1,420
Revisions of previous estimates *)	(180)
Extensions and discoveries**)	--
Sales of minerals in place	--
Proved undeveloped natural gas reserves at December 31, 2008	1,420
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

Set forth below is the Standardized Measure relating to proved undeveloped natural gas reserves for the period ending December 31, 2008:

	Period ending December 31, 2008 (in thousands of $)	Period ending March 30, 2008 (in thousands of $)
Future cash inflows, net of royalties	109,890	231,230
Future production costs	(32,964)	(38,702)
Future development costs	(43,050)	(25,800)
Future income tax expense		--
Net future cash flows	33,876	166,728
Discount	(33,296)	(117,475)
Standardized Measure of discounted future net cash relating to proved reserves	580	49,253

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

17.  Earnings (loss) per Share

Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share.

	2009	2008
Net Loss from continuing operations	(6,692,603)	(15,215,295)
Net Loss from discontinued operations	0	(35,935,636)
Weighted average shares outstanding, basic	88,985,544	19,496,690
Convertible preferred stock – if converted (diluted) – 6.25 to 1	0	520,833
Weighted average shares for purpose of computing diluted loss per share	88,985,544	20,017,424
Weighted average number of shares outstanding, basic (1:100 reverse split)	88,985,544	194,967
Weighted average number of shares outstanding, diluted (1:100 reverse split)	88,985,544	200,174
Loss per share from continuing operations, basic	(0.08)	(78.04)
Loss per share from discontinued operations, basic	NA	(184.32)
Net loss per share, basic	(0.08)	(262.36)
Loss per share from continuing operations, diluted	(0.08)	(76.01)
Loss per share from discontinued operations, diluted	NA	(179.52)
Net loss per share, diluted	(0.08)	(255.53)

18.  Restatement

We have restated our balance sheet at December 31, 2008 and statements of income, stockholders’ equity and cash flows for the year ended December 31, 2008.  The restatement in 2008 did not have a material impact on (x) the net loss reported; (y) loss per share; and (z) the negative equity position of the Company from what the Company had previously reported for the year ended December 31, 2008.

 19. Commitments and Contingencies

(a) Employment Agreements

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. During the  years 2009 and 2008, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of December 31, 2009, the Company owes Mr., Attia approximately 883 thousand dollars. The Company relay upon Mr. Attia financing. There is no assurance that Mr. Attia will continue to provide the Company with funding.

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

(c) AGL Transaction:

Based on series of agreements commencing June 5, 2007 and following by July 23, 2007 AGL become subsidiary of the Company.  During 2008 via a fee agreement with third party, the Company divested all its interest in AGL, effective January 1, 2008, and the company financials reflect such disposal. During the first quarter of 2009, third party (Upswing Ltd) filed a complaint in Israel against AGL, Mr. Yossi Attia and Mr. Shalom Attia with regards to certain stock certificates of which the Company was the beneficiary owner at the relevant times. The company was not named as a party to said litigation. Mr. Attia notified the Company that he holds it responsible to all the damages he may suffer, as the underlying assets that are subject to the litigation in Israel were assets of the Company which were purchased by him from a third party that acquired said assets from the Company. As such, the Company is examining its potential legal options. Mr. attia  inform the Company that he settled all the adversaries proceeding, where he paid or cause his parties to pay to the third party 2,250,00 AGL shares with market value of about $400,000. To date Mr. Attia did not demand the Company for participation.

As part of the AGL closing, the Company undertook to indemnify the AGL in respect of any tax to be paid by Verge, deriving from the difference between (a) Verge's taxable income from the Las Vegas project, up to an amount of $21.7 million and (b) the book value of the project in Las Vegas for tax purposes on the books of Verge, at the date of the closing of the transfer of the shares of Verge to the Company.  Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $11 million. The Company believes it as no exposure under said indemnification. Attia Project undertook to indemnify AGL in respect of any tax to be paid by Sitnica, deriving from the difference between (a) Verge's taxable income from the Samobor project, up to an amount of $5.14 million and (b) the book value of the project in Samobor for tax purposes on the books of Sitnica, at the date of the closing of the transfer of the shares of Sitnica to the Company.  Accordingly, the amount of the indemnification is expected to be the amount of the tax in respect of the aforementioned difference, up to a maximum difference of $0.9 million. The Attia Project undertook to bear any additional purchase tax (if any is applicable) that Sitnica would have to pay in respect of the transfer of the contractual rights in investment real estate in Croatia, from the Attia Project to Sitnica.

 (d) Lease Agreements

The Company head office was located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis (The Company noticed the landlord that effective December 1, 2009 it will terminate and vacate the premises), paying $219 per month. The Company’s operation office (and headquarter from December 1, 2009) is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month (lease term until June 2011). Effective December 1, 2009 the Company will operate only from its operational offices located in West Hollywood, California.

Future minimum payments of obligations under operating lease at December 31, 2009 are as follows:

2010	2011	Thereafter
$30,000	$15,000	$	---

(e) Legal Proceedings

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

Navigator – Registration Rights - The Company entered into a registration rights agreement dated July 21, 2005, whereby it agreed to file a registration statement registering the 441,566 shares of Company common stock issued in connection with the Navigator acquisition within 75 days of the closing of the transaction. The Company also agreed to have such registration statement declared effective within 150 days from the filing thereof. In the event that Company failed to meet its obligations to register the shares, it may have been required to pay a penalty equal to 1% of the value of the shares per month. The Company obtained a written waiver from the seller stating that the seller would not raise any claims in connection with the filing of registration statement through May 30, 2006. The Company since received another waiver extending the registration deadline through May 30, 2007 without penalty. As of June 30, 2008 (effective March 31, 2008), the Company was in default of the Registration Rights Agreement and therefore made a provision for compensation for $150,000 to represent agreed final compensation (the "Penalty"). The holder of the Penalty subsequently assigned the Penalty to three unaffiliated parties (the "Penalty Holders"). On December 26, 2008, the Company closed agreements with the Penalty Holders pursuant to which the Penalty Holders agreed to cancel any rights to the Penalty in consideration of the issuance 66,667 shares of common stock to each of the Penalty Holders. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Trafalgar Capital Specialized Investment Fund, Luxembourg - The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established financial relationship which should create source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in the Company filling). The Company position is that the DCG transactions (among others) would not have been closed by the Company, unless Trafalgar will provide the needed financing needed for the drilling program.  On April 14, 2009, the Company filed a complaint in Superior Court of California, County of Los Angeles, and Case No. BC 411768 against Trafalgar Capital Specialized Investment Fund, Luxembourg and its affiliates (which was served on June 5, 2009 via registered mail and on September 10, 2009 in personal service), alleging breach of contract and fraud and alleged damages in the amount of $30,000,000.  On or about August 2008, Trafalgar obtained a default judgment against the Company in a lawsuit brought by it (but never served on the Company) in Florida (Case No. 09-60980) for $2,434,196.06. the Company appealed said judgment, based on non-service. On April 15, 2010 effective December 31, 2009 the company and Trafalgar settled all their adversaries. The parties agreed that the debts owe to Trafalgar will be set as $3,000,000 with maturity of 30 months from date of issuing carry a 7% annual interest. Via mechanism of Preferred Stocks, the debt is Convertible at the Option of the Holders, into Six Hundred Million (six hundred million) common shares of the Company, at any time upon written notice to the company; Trafalgar will appoint 4 directors to the Company’s Board of Directors. Trafalgar agree to continue and pursue the core business of the Company.

Verge Bankruptcy & Rusk Litigation - On January 23, 2009, Verge Living Corporation (the “Debtor”), a former wholly owned subsidiary of Atia Group Limited (“AGL), a former subsidiary of the Company, filed a voluntary petition (the “Chapter 11 Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”).  The Chapter 11 Petitions are being administered under the caption  In re: verge Living Corporation, et al., Chapter 11 Case No. ND 09-10177 (the “Chapter 11 Proceedings”).  The Bankruptcy Court assumed jurisdiction over the assets of the Debtors as of the date of the filing of the Chapter 11 Petitions.  . On April 28, 2009, Chapter 11 Proceedings changed venue to the United States Bankruptcy Court for the District of Nevada, Chapter 11 Case No BK-S-09-16295-BAM. As Debtor as well as its parent AGL were subsidiaries of the Company at time when material agreements where executed between the parties, the Company may become part of the proceeding. In August 2008, Dennis E. Rusk Architect LLC and Dennis E. Rusk, (“Rusk”) were terminated by a former affiliate of the Company. Rusk filed a lawsuit against the Debtor, the Company and multiple other parties in Clark County, Nevada, Case No. A-564309. The Rusk parties seek monetary damages for breach of contract. The Company has taken the position that the Company will have no liability in this matter as it never entered an agreement with Rusk. The court handling the Verge bankruptcy entered an automatic stay for this matter. On or about October 28, 2009 the parties settled said complaint, where the other parties agreed to pay the Rusk parties the sum of $400,000. The amount of $37,500 was advanced by the other parties to the Rusk parties. The Company’s Board of Directors agreed to issue to the other parties 4 million shares of the Company, as the Company participation in said settlement, which was done on October 2008. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Yalon Hecht - On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against Yalon Hecht, a foreign attorney alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. On April 2007, Mr. Hecht returned $92,694 (70,000 Euros on the date of transfer) to the Company which netted $72,694.  On June 2007, the Company filed a claim seeking a   default judgment against Yalon Hecht. On October 25, 2007, the Company obtained a default judgment against Yalon Hecht for the sum of $249,340.65. As of today, the Company has not commenced procedures to collect on the default judgment.

Vortex One - The Company via Vortex One commended its DCG’s drilling program, where Vortex One via its former member, was the first cash investor. Since said cash investment was done in July 2008, the Company defaulted on terms, period and presentations (based on third parties presentations). Based on series of defaults of third parties, Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex One position is that the Buyer as well as the operator is under breach of the Sale agreement and the Note’s terms, and notice has been issued for default. The Company learning the operator report, and in lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finish its investigation of the subject.

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

Wang - On August 4, 2009, the Company filed a Form 8-K Current Report with the Securities and Exchange Commission advising that Eric Ian Wang (“Wang”) was appointed as a director of the Company on August 3, 2009. Mr. Yang was nominated as a director at the suggestion of Yasheng which approved the filing of the initial Form 8-K. On August 5, 2009, Mr. Wang contacted the Company advising that he has not consented to such appointment. Accordingly, Mr. Wang has been nominated as a director of the Company but has not accepted such nomination and is not considered a director of the Company. Mr. Wang's nomination was subsequently withdrawn. Furthermore, although no longer relevant, Mr. Wang's work history as disclosed on the initial Form 8K was derived from a resume provided by Mr. Wang. Subsequent to the filing of the Form 8-K, Mr. Wang advised that the disclosure regarding his work history was inaccurate. As a result, the disclosure relating to Mr. Wang's work history should be completely disregarded. The Company believe that at the time that these willful, malicious, false and fraudulent representations were made by Wang to the company, Wang knew that the representations were false and that he never intended to be appointed to the board. The company informed and believe the delivery of the resumes, and the later demand for a retraction of the resumes, were part of a scheme (with others) to injure the business reputation of the company to otherwise damages its credibility such that the Company would have a lesser bargaining position in the finalization of the documents relating to the Yasheng transaction. As such the Company filled on September 2009 a complaint against Wang in California Superior Court – San Bernardino County – Case No.: CIVRS909705. On or about January 4, 2010 the parties settled all their adversaries. Under said settlement, Wang represents, warrants, and agrees that the information about him that was contained in the 8K Filing and other disclosure documents was supplied by him.  Any alleged inaccuracies, misrepresentations, and/or misstatements in the 8K Filing and other disclosure documents, regarding his resume, background and/or qualifications, if any exist, were based upon the information he provided to the Company.

Sharp - On October 20, 2009, an alleged former shareholder of the Company (Mr. Sharp), has filed a lawsuit against the Company and Mr. Attia in San Diego County, California (case number SC105331). Mr. Sharp subsequently attempted to settle the matter for a nominal fee, which the Company refused to accept. The Company disputes all of Mr. Sharp’s claims as meritless, frivolous and unsubstantiated and believes that it has substantial and meritorious legal and factual defenses, which the Company intends to pursue vigorously. The Company filed a motion to change venue which was successfully granted by court. On December 17, 2009 on the 8:30 a.m. calendar a hearing was held on an ex parte motion by Sharp to advance the hearing on his motions to compel or continue the motion to transfer.  Judge Oberholtzer indicated words to the effect that Sharp’s lawsuit and tactics indicated “every indication of harassment.”  The Court denied Sharp’s ex parte application. On January 15, 2010 a hearing was held on Yasheng and Attia’s motion to transfer on the 10:30 a.m. calendar.  On that date the Court stated words to the effect “Abuse is on my mind.  This is a case in terms of special damages that ought to be in small claims court.”  The Court also stated words to the effect “Your intention, it seems to me, is to use the C.C.P. [California Code of Civil Procedure] to harass them instead of seeking restitution.” On that date the Court issued an Order transferring the case to Los Angeles.  The Court also imposed sanctions upon Sharp to be paid to Defendants no later than February 8 in the amount of $1,250.00.  The Order was entered January 25, 2010. Despite several requests, Sharp has not paid the sanctions. As such the case is being transferred to Los Angeles.

Except as set forth above, there are no known significant legal proceedings that have been filed and are outstanding or pending against the Company.

(f) Sub-Prime Crisis and Financials Markets Crisis

The global recession has negatively affected the pricing of commodities such as oil and natural gas.  In order to reduce the Company risks and more effectively manage its business and to enable Company management to better focus on its business on developing the natural gas drilling rights, the board of directors had a discussion and resolution vacating the DCG project entirely. Per the recap change in the Mineral Industries, the Company Board revisits its prior resolution.

(g) Voluntarily delisting from The NASDAQ Stock Market

On June 6, 2008, the Company provided NASDAQ with notice of its intent to voluntarily delist from The NASDAQ Stock Market, which notice was amended on June 10, 2008. The Company is voluntarily delisting to reduce and more effectively manage its regulatory and administrative costs, and to enable Company management to better focus on its business. The Company requested that its shares be suspended from trading on NASDAQ at the open of the market on June 16, 2008, which was done. Following clearance by the Financial Industry Regulatory Authority ("FINRA") of a Form 211 application was filed by a market maker in the Company's stock.

(h) Vortex Ocean One, LLC

On June 30, 2008, the Company formed a limited liability company with third party, an individual ("TI"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and TI each owned a fifty percent (50%) membership Interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary. To date there has been no production or limited production. As such a dispute has arisen between the Parties with regards to the Vortex One and other matters, so in order to fulfill its obligations to Investor and avoid any potential litigation, Vortex One has agreed to issue the Shares directly into the name of the TI, as well as pledging the 4 term assignments to secure the investment and future proceeds per the LLC operating agreement (where the investor entitled to 80% of any future cash flow proceeds, until he recover his investments in full, then after the parties will share the cash flow equally). As disclosed before, said 4 wells were sold to a third party. The Company via its sub, completed the drilling of all 4 wells at the estimated cost of $2,100,000 for four wells (not including option payments). The Company also exercised its fifth well option (by paying per the master agreement $50,000 option fee on November 5, 2008).  In lieu of the world financial markets crisis, the Company approached the land owners on DCG mineral rights, requesting an amendment to allow DCG an additional six (6) months before it is required to exercise another option to secure a Term Assignment of Oil and Gas Lease pursuant to the terms of the original Agreement dated March 5, 2008. The land owner’s representative has answered the Company’s request with discrepancies about the date as effective date. During 2009 the Company received production reports from third party that appear to be inaccurate. To date, the Company investigating its possibilities. On November 2009 the Company agreed with TI that his up-paid balance will prevail as a note, and all his equity interest will be belong to the Company.

(i) Potential exposure due to Pending Project under Due Diligence:

 Barnett Shale, Fort Worth area of Texas Project - On September 2, 2008, the Company entered into a Memorandum of Understanding (the "MOU") to enter into a definitive asset purchase agreement with Blackhawk Investments Limited, a Turks & Caicos company ("Blackhawk") based in London, England. Blackhawk exercised its exclusive option to acquire all of the issued and allotted share capital in Sand haven Securities Limited ("SSL"), and its underlying oil and gas assets in NT Energy. SSL owns approximately 62% of the outstanding securities of NT Energy, Inc., a Delaware company ("NT Energy"). NT energy holds rights to mineral leases covering approximately 12,972 acres in the Barnett Shale, Fort Worth area of Texas containing proved and probable undeveloped natural gas reserves. SSL was a wholly owned subsidiary of Sand haven Resources plc ("Sand haven"), a public company registered in Ireland, and listed on the Plus exchange in London.  In lieu of hindering the due diligence process by Sand haven officers, the Company could not complete adequately its due diligence, and said transaction was null and void.

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

As detailed above and in Note 5 to this report, the Buyer is not performing under the notes. The Company retained an attorney in Texas to pursue its rights under the agreements and the collateral.

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

Series D – Not issued yet - On December 30, 2009, the Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 2009 (the “Agreement”) with Socius Capital Group, LLC, a Delaware limited liability company d/b/a Socius Life Sciences Capital Group, LLC including its designees, successors and assigns (the “Investor”). Pursuant to the Agreement, the Company will issue to the Investor up to $5,000,000 of the Company’s newly created Series D Preferred Stock (the “Preferred Stock”). The purchase price of the Preferred Stock is $10,000 per share. The shares of Preferred Stock that are issued to the Investor will bear a cumulative dividend of 10.0% per annum, payable in shares of Preferred Stock, will be redeemable under certain circumstances and will not be convertible into shares of the Company’s common stock (the “Common Stock”). Subject to the terms and conditions of the Agreement, the Company has the right to determine (1) the number of shares of Preferred Stock that it will require the Investor to purchase from the Company, up to a maximum purchase price of $5,000,000, (2) whether it will require the Investor to purchase Preferred Stock in one or more tranches, and (3) the timing of such required purchase or purchases of Preferred Stock. The terms of the Preferred Stock are set forth in a Certificate of Designations of Preferences, Rights and Limitations of Series D Preferred Stock (the “Preferred Stock Certificate”) that the Company filed with the Delaware Secretary of State on December 18, 2009. Pursuant to the Agreement, the Company agreed to pay the Investor a commitment fee of $250,000 (the “Commitment Fee”), payable at the earlier of the six monthly anniversary of the execution of the Agreement or the first tranche.  The Company has the right to elect to pay the Commitment Fee in immediately available funds or by issuance of shares of Common Stock. Concurrently with its execution of the Agreement, the Company issued to the Investor a warrant (the “Warrant”) to purchase shares of Common Stock with an aggregate exercise price of up to $6,750,000 depending upon the amount of Preferred Stock that is purchased by the Investor. Each time that the Company requires the Investor to purchase shares of Preferred Stock, a portion of the Warrant will become exercisable by the Investor over a five-year period for a number of shares of Common Stock equal to (1) the aggregate purchase price payable by the Investor for such shares of Preferred Stock multiplied by 135%, with such amount divided by (2) the per share Warrant exercise price. The initial exercise price under the Warrant is $0.022 per share of Common Stock. Thereafter, the exercise price for each portion of the Warrant that becomes exercisable upon the Company’s election to require the Investor to purchase Preferred Stock will equal the closing price of the Common Stock on the date that the Company delivers its election notice. The Investor is entitled to pay the Warrant exercise price in immediately available funds, by delivery of cash, a secured promissory note or, if a registration statement covering the resale of the Common Stock subject to the Warrant is not in effect, on a cashless basis. Pursuant to the Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock that are issuable to the Investor under the Warrant and in satisfaction of the Commitment Fee.

Series E – Not issued yet – On April 15, 2010 the Company’s Board of Director approved settlement agreement with Trafalgar effective December 31, 2009 (see Item III – Legal Proceedings). The parties agreed that the debts owe to Trafalgar will be set as $3,000,000 with maturity of 30 months from date of issuing carry a 7% annual interest. Via mechanism of Preferred Stocks, the debt is Convertible at the Option of the Holders, into Six Hundred Million (six hundred million) common shares of the Company, at any time upon written notice to the company

(q) Status as Vendor with the Federal Government:

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

(t) Reverse Split and Name changed

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock been reduced from 92,280,919 to 922,809.  The authorized shares of common stock will remain as 400,000,000 and the par value will remain the same. New CUSIP was issued for the Company's common stock which is 92905M 203.  The symbol of the Company was changed from VTEX into VXRC.  Effective July 15, 2009, the Company changed its name from Vortex Resources Corp. to Yasheng Eco-Trade Corporation.  In addition, effective July 15, 2009, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from VXRC to YASH. As such a new CUSIP number was issued on July 5, 2009. The new number is: 985085109.

(u) Pending Transactions and exposure associated with the Yasheng Group

As detailed before, the Company entered into series of agreements with Yasheng Group. Yasheng Group failed to comply with the Company due diligence procedure, and as such terminated the definitive agreement with the Company on November 2009. . In connection to the Yasheng agreements, the Company entered agreements or arrangement or negotiations as followings:

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

(vii) Logistics Center - On August 12, 2009, the Company entered into a 45 day exclusivity period to finalize an "Option to Buy" on a lease agreement for a "big box" facility located in Southern, California (the "Facility"). The Facility consists of approximately 1,000,010 square feet industrial building located in Victorville, California and the lease is expected to commence November 1, 2009 and continue for a period of seven years, with two five-year extension periods The Company advanced a $25,000 non-refundable deposit representing 10% of the required security deposit for the entire lease. The non-refundable deposit  allowed the Company to exclusively negotiate the option to buy the Facility as all other terms of the lease have been agreed upon in principal. The Company is also pursuing certain tax and economic incentives associated with the establishment and development of the Yasheng Asia Pacific Cooperative Zone – its core business. These incentives include LAMBRA Enterprise Zone Sales and Use Tax Credit (7% of qualified capital equipment expenses), LAMBRA Enterprise Zone Hiring Credit (50% of qualified employees wages reducing 10% each year for 5 years), County of San Bernardino Economic Development Agency assistance in employee recruitment screening and qualification and filing for LAMBRA benefits (estimated value $8,000 per qualified employee).

Assuming that the option to purchase was finalized, the economic terms of the lease agreement of the Facility (as all other terms of the lease have been agreed upon in principal) would have been be as follows:

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

Per authorization received from Yasheng Group the Company entered negotiations with the owner of the Facility to acquire the “big box” with financing from the owner. The Company exchanged a few counter offers with the Facility’s owner. As disclosed by the Company (see below and Subsequent events), Yasheng BVI noticed the Company of termination of the Exchange Agreement, and as such the Company, which is still pursuing its core business (developing of a logistics center), instructed it’s listing agents to locate a smaller Facility for the company than the above.

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

(xi) On October 29, 2009, the Company entered into a Collaboration Agreement (the "Agreement") with IPF-AGRO Management Company ("IPF"), Yasheng Group ("Yasheng") and Cukierman & Co. Consulting (the Company, IPF and Yasheng herein collectively referred to as the "Parties") for the purpose of creating a joint venture on the basis of joining the agricultural and financial assets of the Parties and developing business contacts of the Parties. The Parties will collaborate on various investment projects associated with agricultural industry development in Russia, including the production, storage and marketing of potatoes and barley, cattle breeding and the trading of agricultural products on an international basis. The establishment of the joint venture is subject to the drafting of a definitive agreement and board approval of each of the Parties. There is no guarantee that the Company will enter into a definitive agreement in connection with this joint venture. Further, as discussed with respect to the proposed closing of the acquisition of an equity interest in Yasheng (the "Yasheng Acquisition") in the Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2009, the Company is continuing its due diligence of Yasheng as well as the other parties associated with this proposed joint venture and, as a result, the closing of the Yasheng Acquisition and the development of the joint venture are subject to successfully completing this due diligence.

Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As previously disclosed, the Exchange was not closed by the Closing  and as part of the closing procedure, the Company requested that Yasheng-BVI provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the Exchange.    On November 3, 2009, the Company sent Group and Yasheng-BVI a letter demanding various closing items.  Group and Yasheng-BVI did not deliver the requested items and, on November 9, 2009, after verbally  consulting management of the Company with respect to the hardship and delays expected consolidating both companies audits, Group and Yasheng-BVI  sent a termination notice to the Company advising that the Exchange Agreement has been terminated.

The Company is presently evaluating its options in moving forward with respect to Group based on various letters of intent and agreements with Group regarding various matters and is presently determining whether it should cease all activities with Group. As stated in Group press release: “Yasheng Group has other agreements with or involving Yasheng Eco Trade Corp as previously announced by Yasheng Eco Trade Corp and Yasheng Group can provide no assurances at this time that those agreements will be consummated”.  As such, the closing of any of the above (i) to (xi) business opportunities by the Company, if at all, will require the completion of definitive documentations and completion of due diligence by the Company.   There is no guarantee that the parties will reach final agreements or that the transactions will close on the terms set forth above. Cukierman & Co. Investment House Ltd – a foreign Investment banking firm, as an advisor to the Company, is currently working with Yasheng Group trying to complete the due diligence package needed for the Company to acquire a stake in Yasheng Group or to proceed with any of the above,  if at all.