Form 10-Q
period 2010-03-31
Yasheng Eco-Trade Corp
filed 2010-05-24
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 001-12000

YASHENG ECO-TRADE CORPORATION
(Exact name of registrant - registrant as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1061 ½ N Spaulding, Los Angeles, CA 90046
 (Address of principal executive offices)

(323) 822-1750	(323) 822-1784
Issuer’s telephone number	Issuer’s facsimile number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	179,709,795
(Class)	(Outstanding at May 17, 2010)

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)

INDEX

Management’s Representation of Interim Financial Information

Yasheng Eco-Trade Corporation has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been shortened or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2009 included in the Annual Report on Form 10-K and associated amendments for the year then ended.  The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONDENSED CONSOLIDATED BALANCE SHEET
Amounts in US dollars
	March 31	December 31
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	289	85,789
Total current assets	289	85,789

Total Non Current assets from discontinued operations	1,544,690	1,544,690
Total assets	1,544,979	1,630,479
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	544,706	507,835
Accrued expenses	1,040,274	882,616
Other current liabilities	591,293	151,742
Total current liabilities	2,176,273	1,542,193
Convertible Notes Payable to Third Party	3,000,000	3,535,000
Total non Current liabilities	3,000,000	5,077,193

Stockholders' equity

Preferred stock, series B convertible, $.025 stated value, 210,087 shares authorized issued and outstanding 1,200,000 and 0 shares, respectively	5,000	5,000

Common stock, $0.001 par value - Authorized 400,000,000 shares; 161,909,795 and 140,909,795 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	161,910	140,910
Additional paid-in capital	92,750,975	92,624,105
Accumulated deficit	(96,522,144)	(96,189,694)
Accumulated other comprehensive loss	(2,226)	(2,226)
Treasury stock – 1,000 common shares at cost	(24,809)	(24,809)
Total stockholders' equity	(3,631,294)	(3,446,714)

Total liabilities and stockholders' equity	1,544,979	1,630,479

See accompanying notes to consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Revenues from Sales	$—	$—

Cost of revenues	—	—

Operating expenses
Compensation and related costs	79,187	71,533
Consulting, professional and directors fees	93,001	159,209
Other selling, general and administrative expenses	103,210	40,595
Total operating expenses	275,398	271,337

Operating loss	(275,398)	(271,337)

Interest income	-	171,565
Interest expense	(57,052)	(262,240)
Net interest income (expense)	(57,052)	(362,012)
Financing loss - change in conversion price	-	(1,786,000)
Loss before income taxes	(332,450)	(2,148,012)

Net Loss before minority interest in loss of consolidated subsidiary	(332,450)	(2,148,012)
Less minority interest in loss of consolidated subsidiary	-	(485,000)

Net loss	(332,450)	(2,633,012)

Comprehensive (loss)	$(332,450)	$(2,633,012)

Loss per share from continuing operations, basic	(0.00)	(0.12)
Net Loss per share, basic	(0.00)	(0.12)
Loss per share from continuing operations, diluted	(0.00)	(0.12)
Net Loss per share, diluted	(0.00)	(0.12)
Weighted average number of shares outstanding, basic	120,373,694	21,908,878
Weighted average number of shares outstanding, diluted	120,373,694	21,908,878

See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
	Stock		Common Stock		Additional
	Number		Number		Paid-in	Accumulated	Accumulated Other	Treasury	Shareholders'
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Comprehensive Loss	Stock	Equity
Balances January 1, 2009	1,000,000	1,200,000	872,809	873	85,467,283	(89,497,091)	(2,226)	(24,809)	(2,855,970)
Conversion of note to common shares			8,500,000	8,500	1,048,833				1,057,333
Change in conversion price					1,786,000				1,786,000
Shares issued to Yasheng			50,000,000	50,000	146,830				196,830
Shares issued to Capitol			38,461,538	38,462	112,948				151,410
Conversion of preferred Series B stock	(1,000,000)	(1,200,000)	7,500,000	7,500	1,192,500				-
Issuance of Series C Preferred Stock	210,087	5,000			(55)				4,945
Discount on conversion of debt					1,278,821				1,278,821
Star note payable conversion			8,000,000	8,000	342,000				350,000
Moran note payable conversion			11,903,333	11,903	88,097				100,000
Common stock issuance: Raccah			1,075,655	1,076	376,144				377,220
Common stock issuance: Yaniv			50,000	50	74,950				75,000
Common stock issuance for servies: Fleming law firm			46,460	46	22,254				22,300
Common stock issuance for servies: Public Relations firm			500,000	500	51,500				52,000
Common stock for Rusk			4,000,000	4,000	396,000				400,000
Common stock for Socius			10,000,000	10,000	240,000				250,000
Net loss for period						(6,692,603)			(6,692,603)
Balance December 31, 2009	210,087	5,000	140,909,795	140,910	92,624,105	(96,189,694)	(2,226)	(24,809)	(3,446,714)
Common stock for Moran Atias			13,000,000	13,000	87,000				100,000
Common stock issuances for services: legal fees			8,000,000	8,000	39,870				47,870
Net loss for period						(332,450)			(332,450)
Balance March 31, 2010	210,087	5,000	161,909,795	161,910	92,750,975	(96,522,144)	(2,226)	(24,809)	(3,631,294)

See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended
	March 31,
	2010	2009

Comprehensive loss	(332,450)	(2,633,012)
Increase in accounts payable	194,529	-
Financing loss	-	1,786,000
Amortization of debt discount	-	210,000
Noncash compensation	47,870	-
Increase in other current liabilities	4,551	-
Net cash used by continuing operations	(85,500)	(637,012)
Net cash provided by discontinued operations	-	447,820
Net cash used by operating activities	(85,500)	(189,192)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from the issuance of stock	-	75,000
Net cash provided by financing activities	-	75,000

Net decrease in cash and cash equivalents	(85,500)	(114,192)
Cash and cash equivalents, beginning of year	85,789	123,903
Cash and cash equivalents, end of year	289	9,711

Supplemental disclosure:
Cash paid for interest expense	4,552	-

Summary of non-cash transactions:
Note payable converted to common stock	100,000	1,020,000

See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)
Notes to Un-Audited Condensed Consolidated Financial Statements

ITEM 1.  FINANCIAL INFORMATION

1. Organization and Business

Yasheng Eco-Trade Corporation (f/k/a Vortex Resources Corp, Emvelco Corp., and Euroweb International Corp.) , is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993.  Yasheng Eco-Trade Corporation and its consolidated subsidiaries are collectively referred to herein as “Yasheng Eco”, “Vortex” or the “Company”.

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

As a result of the series of transactions described above, the Company’s ownership structure at December 31, 2008 was as follows (designated for sale – see subsequent events):

100% of DCG – discontinued operations
50% of Vortex Ocean One, LLC
Approximately 7% of Micrologic through its ownership in EA Emerging Ventures Corp)
100% of 610 N. Crescent Heights, LLC and 50% of 13059 Dickens, LLC – both properties divested

In January 2009, the Company commenced the development of a logistics center in Southern California. Our mission is to develop an Asian Pacific Cooperation Zone in Southern California to enhance and enable increased trade between the United States and China. The facility would provide a “Gateway to China” through a centralized location for the marketing, sales, customer service, product completion for “Made in the USA” products and distribution of goods imported from China. It would also promote Joint Ventures and exporting opportunities for US companies.

Yasheng Group - Logistics Center and Potential Acquisition - During 2009, the Company entered into series of agreements with Yasheng Group, Inc., a California corporation (“Yasheng”).  Yasheng is an agriculture conglomerate which has subsidiaries located in the Peoples Republic of China who are engaged in the production and distribution of agricultural, chemical and biotechnological products to the United States, Canada, Australia, Pakistan and various European Union countries as well as in China.  Pursuant to these series of agreements, Yasheng agreed to transfer certain assets and know-how for the development of a logistics center and eco-trade cooperation zone (the “Project”).

As part of the Company due diligence and closing procedure, the Company requested that Yasheng-BVI (allegedly Yasheng’s parent company) provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the transaction.    On November 3, 2009, the Company sent Yasheng and Yasheng-BVI a formal letter demanding various closing items.  Yasheng and Yasheng-BVI did not deliver the requested items and, on November 9, 2009 Yasheng and Yasheng-BVI sent a termination notice to the Company advising that the definitive Agreement had been terminated pursuant to the termination provision in the Agreement. The Company is presently evaluating its options in moving forward with respect to Yasheng based on various letters of intent and agreements with Yasheng regarding various matters and is presently determining whether it should cease all activities with Yasheng.

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

Micrologic, Inc. - Micrologic, Inc. (“Micrologic”), is in the business of design and production of EDA applications and Integrated Circuit (“IC”) design processes; The Company owns 100,000 shares of Micrologic through its ownership interest in EA Emerging Ventures Inc. (“EVC”) – which represented less than ten percent (10%) equity ownership in Micrologic, prior to further dilution.  Micrologic subsequently issued additional securities to third parties diluting our interest to approximately 7% of the issued and outstanding of Micrologic, Inc. On April 15, 2010 the Company sold all its holdings in Micrologic for consideration of $20,000.

The Company’s holdings in its subsidiaries at March 31, 2010 were as follows:

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

For the period ending March 31, 2010, the balance sheets and results of operations of DCG, and Vortex Ocean One, LLC are consolidated into these financial statements. As of and for the year ending December 31, 2009, the balance sheets and results of operations of DCG, and Vortex Ocean One, LLC are consolidated into these financial statements

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Marketable securities - The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. The Company did not have any marketable securities within continuing operations for the period ended march 31, 2010 and the year ended December 31, 2009 (other than Treasury Stocks as disclosed).

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements,” now ASC Topic 810. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that ASC Topic 810 will have on its consolidated financial statements. ASC Topic 810 is effective for the Company’s fiscal year beginning October 1, 2009.

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

The disclosed information presents the Company’s natural gas producing collateral activities.

Off Balance Sheet Arrangements

There are no materials off balance sheet arrangements.

Inflation and Foreign Currency

The Company maintains its books in local currency US Dollars for the Parent Company registered in the State of Delaware. The Company’s operations are primarily in the United States through its wholly owned subsidiaries. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

3. Non Current assets from discontinued operations

Vortex one entered into a sale agreement with third parties regarding specific 4 wells assignments. In consideration for the sale of the Assignments, The buyer(s) shall pay the total sum of $2,300,000 to Seller as follows: (i) A $225,000.00 payment upon execution (paid) (ii) A 12 month $600,000.00 secured promissory note bearing no interest with payments to begin on the first day of the second month after the properties contained in the Assignments begin producing. (iii) A 60 month $1,500,000.00 secured promissory note bearing no interest with payments to begin the first day of the fourteenth month after the properties contained in the Assignments begin producing. As the Note bears no interest the Company discounts it to present value (for the day of issuing, e.g. March 1, 2009) using 12% as discount interest rate per annum, which is the Company’s approximate cost of borrowing.

The face value of the Notes and the discounted value per the original agreement should be paid as follows:

		Discounted
Year	Face Value	Value
2009	$450,000	$424,060
2010	375,000	$321,288
2011	300,000	$226,057
2012	300,000	$200,614
2013	300,000	$178,035
2014	300,000	$157,997
2015	75,000	$36,638
Total	2,100,000	$1,544,690

The Company alleges that the buyers are not performing under the notes. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the buyers a one-time 60 day extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer)  3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean One’s position is that the buyers as well as the operator breached the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements.

4. Convertible Notes Payable

Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”)- The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Buyer") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes"). Pursuant to the terms of the Agreement, the Company and the Buyer closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008, with escrow instruction to be closed on October 1, 2008. The Buyer, at its sole discretion, has the option to close on a second financing for $400,000 in Notes (which has been exercised as discussed below) and a third financing for $750,000 in Notes. Pursuant to the terms of the Agreement, the Company agreed to pay to the Buyer a commitment fee of 4% of the commitment amount, a structuring fee of $15,000, a facility draw down fee of 4%, issue the Buyer 150,000 shares of common stock, and pay a due diligence fee to the Buyer of $15,000. The Notes bear interest at 8.5% with such interest payable on a monthly basis with the first two payments due at closing. The Notes are due in full in September 2010. In the event of default, the Buyer may elect to convert the interest payable in cash or in shares of common stock at a conversion price using the closing bid price of when the interest is due or paid. The Notes are convertible into common stock, at the Buyer's option, at a conversion price equal to 85% of the volume weighted average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share. If on the conversion or redemption of the Notes, the Euro to US dollar spot exchange rate (the "Exchange Rate") is higher that the Exchange Rate on the closing date, then the number of shares shall be increased by the same percentage determined by dividing the Exchange Rate on the date of conversion or redemption by the Exchange Rate on the closing date ($0.68 per Euro). The Company is required to redeem the Notes starting on the fourth month in equal installments of $56,000 with a final payment of $480,000 with respect to the initial funding of $1,600,000. We are also required to pay a redemption premium of 7% on the first redemption payment, which will increase 1% per month. The Company may prepay the Notes in advance, which such prepayment will include a redemption premium of 15%. In the event the Company closes on a funding in excess of $4,000,000, the Buyer, in its sole election, may require that the Company redeem the Notes in full. On any principal or interest repayment date, in the event that the Euro to US dollar spot exchange rate is lower than the Euro to US dollar spot exchange rate at closing, then we will be required to pay additional funds to compensate for such adjustment. Pursuant to the terms of the Notes, the Company shall default if (i) the Company fails to pay amounts due within 15 days of maturity, (ii) failure of the Company to comply with any provision of the Notes upon ten days written notice; (iii) bankruptcy or insolvency or (iv) any breach of the Agreement and such breach is not cured upon ten days written notice. Upon default by the Company, the Buyer may accelerate full repayment of all Notes outstanding and all accrued interest thereon, or may convert all Notes outstanding (and accrued interest thereon) into shares of common stock (notwithstanding any limitations contained in the Agreement and the Notes). The Buyer has a secured lien on three of our wells and would be entitled to foreclose on such wells in the event an event of default is entered. In the event that the foregoing was to occur, significant adverse consequences to the Company would be reasonably anticipated. So long as any of the principal or interest on the Notes remains unpaid and unconverted, the Company shall not, without the prior written consent of the Buyer, (i) issue or sell any common stock or preferred stock, (ii) issue or sell any Company preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock, (iii) incur debt or enter into any security instrument granting the holder a security interest in any of the assets of the Company or (iv) file any registration statement on Form S-8. The Buyer has contractually agreed to restrict their ability to convert the Notes and receive shares of our common stock such that the number of shares of the Company common stock held by a Buyer and its affiliates after such conversion or exercise does not exceed 9.9% of the Company's then issued and outstanding shares of common stock. The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008 and still holds an option to close on additional financing for $750,000 in Notes.  The terms of the second financing for $400,000 are identical to the terms of the $1,600,000 Note, as disclosed in detail on the Company filing on October 2, 2008 on Form 8-K. The Notes are convertible into our common stock, at the Buyer's option, at a conversion price equal to 85% of the volume weighed average price for the ten days immediately preceding the conversion but in no event below a price of $2.00 per share. As of the date hereof, the Company is obligated on the Notes issued to the Buyer in connection with this offering. The Notes are a debt obligation arising other than in the ordinary course of business, which constitute a direct financial obligation of the Company. The Notes were offered and sold to the Buyer in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The Buyer is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company recorded a discount on the issuance of debt for the conversion feature, which decreased the note payable by the same amount.

The Company and Trafalgar became adversaries where each party filled a lawsuit against the other party in different jurisdictions which included California, Nevada (indirect lawsuit filed by Verge) and Florida. On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement which was declared effective as of December 31, 2009 the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into  a new class of Series E Preferred Shares, which shall have the following terms: (i) $3 Million Face Amount (as agreed amount between all parties) (ii) Maturity in cash in Thirty Months (30 months) from date of issue (iii) Optional Redemption by the Company at any time, for Face Value including accrued unpaid dividends (iv) Dividends Accrue at 7% (seven percent) per annum.   Said Series Preferred E shares will be convertible at the Option of the Holders, into Six Hundred Million (six hundred million) common shares of the Company, at any time upon written notice to the company. This share issuance is larger than the shares currently authorized by the Company; at the point where we issue the shares, we will authorize a sufficient number of shares. Trafalgar will be entitled to appoint 4 directors to the Company board.

Priscilla Dunckel - On August 12, 2008 the Company signed a Note Payable for $20,000 payable to Mrs. Dunckel in connection with the Company efforts to fund its drilling program (see Subsequent events for full pay-off, via exchange agreement).

Kobi Loria – On November 23, 2009 the Company signed a Note Payable for $100,000 payable to Kobi Loria due on March 31, 2010 at 12% per annum.   The Note includes a convertible feature into the Company Common Stock based on conversion ratio that shall be valued at 95% of the volume-weighted average price for 5 trading days immediately preceding the conversion notice. On December 23, 2009 the Company signed an additional Note Payable for $50,000 to Kobi Loria on the same terms as the prior Note. The consideration for the Notes was cash, which the Company used for working capital. On April 15, 2010 the Company agreed with Mr. Loria that as the Company did not have the cash resources to pay off the Notes due to current capital constraints, that it would convey to him the Company’s interests in Micrologic (which had been designated for sale since 2008) as partial payments on the Notes. The parties agreed that the Micrologic conveyed interests will be valued at $20,000(see Subsequent events).

Tiran Ibgui – On November 23, 2009 the Company ratified and issued a Note Payable for $365,000 to Tiran Ibgui. Tiran Ibgui was a 50% member with Vortex Ocean which invested in cash $525,000 on June 30, 2008. The Company entered numerous settlement agreements with Mr. Ibgui in connection with Vortex Ocean; including providing collateral in form of pledge the DCG wells to Mr. Ibgui. On February 2009, Vortex Ocean sold its interest to third parties, where per said sale the original balance of Mr. Ibgui was reduced to $365,000 which remains due. Mr. Ibgui waived all his membership rights, and remains a secure lender under said note dated November 23, 2009 for his original investment that was consummated in cash on June 30, 2008. Said Note in the amount of $365,000 is convertible to 10,000,000 common shares of the Company, which per adjustment mechanism increases to 18,000,000 common shares of the Company (see Subsequent events for conversion via exchange agreement). The Note has adjustment mechanism which states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 18,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 18,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 18,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

The net amounts owed to Mr. Ibgui per the operating agreement instructions, and settlement agreements can be summarized as following:

Original Cash Investment	525,000.00
Proceeds from sale:

Gross amount	(225,000.00)
Fee paid by Ibgui	25,000.00
Company Interest 20% Per operating Agreement	40,000.00

Net Balance to March 2009 (date of Sale Ratify November 2009 via Note)	365,000.00

Moran Atias - The Company entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $200,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 24,903,333 shares of Common Stock of the Company, in transactions made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias, was initially issued on August 8, 2008 (see Subsequent events for further Exchange Agreement).  Ms. Atias still holds a note payable by the Company for $50,000.

5. Acquisition and Dispositions

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

6. Income taxes

For U.S. Federal income tax purposes, the Company had unused net operating loss carry forwards at December 31, 2008 of approximately $36.6 million available to offset future taxable income. From the $36.6 million of losses, $0.5 million expires in 2009, $0.3 million expires in 2010, $1.6 million expires in 2011, $0.9 million expires in 2012, and $33.3 million expires in various years from 2017 through 2027. The Company has no capital loss carryover for US income tax purposes.

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

7. Commitments and Contingencies

Employment Agreement:

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. During the years 2009 and 2008, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of March 31, 2010, the Company owes Mr., Attia approximately $998,000. The Company relies upon Mr. Attia for financing. There is no assurance that Mr. Attia will continue to provide the Company with funding.

 Lease Agreements:

The Company head office was located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis (The Company notified the landlord that effective December 1, 2009 it will terminate and vacate the premises), paying $219 per month. The Company’s operation office (and headquarter from December 1, 2009) is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month (lease term ends June 2011). Effective December 1, 2009 the Company is operating only from its operational offices located in West Hollywood, California.

Future minimum payments of obligations under the operating lease at December 31, 2009 are as follows:

2010	2011	Thereafter
$22,500	$15,000	$—

See subsequent events for re-location of the Company in lieu of filling form 14F-1.

Legal Proceedings:

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

Trafalgar Capital Specialized Investment Fund, Luxembourg - The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established financial relationship which should create source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in the Company filling). The Company position is that the DCG transactions (among others) would not have been closed by the Company, unless Trafalgar had provided the needed financing for the drilling program.  The Company and Trafalgar became adversaries where each party filled a lawsuit against the other party in different jurisdictions which included California, Nevada (indirect lawsuit filed by Verge) and Florida. On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement which was declared effective as of December 31, 2009 the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into  a new class of Series E Preferred Shares, which shall have the following terms: (i) $3 Million Face Amount (as agreed amount between all parties) (ii) Maturity in cash in Thirty Months (30 months) from date of issue (iii) Optional Redemption by the Company at any time, for Face Value including accrued unpaid dividends (iv) Dividends Accrue at 7% (seven percent) per annum.   Said Series Preferred E shares will be convertible at the Option of the Holders, into Six Hundred Million (six hundred million) common shares of YASH, at any time upon written notice to the company. This share issuance is larger than the shares currently authorized by the Company; at the point where we issue the shares, we will authorize a sufficient number of shares. Trafalgar will be entitled to appoint 4 directors to the Company board.

Verge Bankruptcy & Rusk Litigation - On January 23, 2009, Verge Living Corporation (the “Debtor”), a former wholly owned subsidiary of Atia Group Limited (“AGL”), a former subsidiary of the Company, filed a voluntary petition (the “Chapter 11 Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”).  The Chapter 11 Petitions are being administered under the caption  In re: verge Living Corporation, et al., Chapter 11 Case No. ND 09-10177 (the “Chapter 11 Proceedings”).  The Bankruptcy Court assumed jurisdiction over the assets of the Debtors as of the date of the filing of the Chapter 11 Petitions.  . On April 28, 2009, Chapter 11 Proceedings changed venue to the United States Bankruptcy Court for the District of Nevada, Chapter 11 Case No BK-S-09-16295-BAM. As Debtor as well as its parent AGL were subsidiaries of the Company at time when material agreements where executed between the parties, the Company may become part of the proceeding. In August 2008, Dennis E. Rusk Architect LLC and Dennis E. Rusk, (“Rusk”) were terminated by a former affiliate of the Company. Rusk filed a lawsuit against the Debtor, the Company and multiple other parties in Clark County, Nevada, Case No. A-564309. The Rusk parties seek monetary damages for breach of contract. The Company has taken the position that the Company will have no liability in this matter as it never entered an agreement with Rusk. The court handling the Verge bankruptcy entered an automatic stay for this matter. On or about October 28, 2009 the parties settled said complaint, where the other parties agreed to pay the Rusk parties the sum of $400,000. The amount of $37,500 was advanced by the other parties to the Rusk parties. The Company’s Board of Directors agreed to issue to the other parties 4 million shares of the Company, as the Company participation in said settlement, which was done on October 2008. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The complaint against the Company was dismissed with prejudice as final on March 23, 2010.

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

Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. In consideration for the sale of the Assignments, The buyer(s) shall pay the total sum of $2,300,000 to Seller as follows: (i) A $225,000.00 payment upon execution (paid) (ii) A 12 month $600,000.00 secured promissory note bearing no interest with payments to begin on the first day of the second month after the properties contained in the Assignments begin producing. (iii) A 60 month $1,500,000.00 secured promissory note bearing no interest with payments to begin the first day of the fourteenth month after the properties contained in the Assignments begin producing. As the Note bears no interest the Company discounts it to present value (for the day of issuing, e.g. March 1, 2009) using 12% as discount interest rate per annum, which is the Company’s approximate cost of borrowing.  The Company alleges that the buyers are not performing under the notes. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the buyers a one-time 60 day extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer)  3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean One’s position is that the buyers as well as the operator breached the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements.

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

Sharp - On October 20, 2009, an alleged former shareholder of the Company (Mr. Sharp), has filed a lawsuit against the Company and Mr. Attia in San Diego County, California (case number SC105331). Mr. Sharp subsequently attempted to settle the matter for a nominal fee, which the Company refused to accept. The Company disputes all of Mr. Sharp’s claims as meritless, frivolous and unsubstantiated and believes that it has substantial and meritorious legal and factual defenses, which the Company intends to pursue vigorously. The Company filed a motion to change venue which was successfully granted by court. On January 15, 2010, the case was transferred to Los Angeles.

Except as set forth above, there are no known significant legal proceedings that have been filed and are outstanding or pending against the Company.

Sub-Prime Crisis and Financials Markets Crisis:

The global recession has negatively affected the pricing of commodities such as oil and natural gas.  In order to reduce the Company risks and more effectively manage its business and to enable Company management to better focus on its business on developing the natural gas drilling rights, the board of directors had a discussion and resolution vacating the DCG project.

 Voluntarily delisting from The NASDAQ Stock Market:

On June 6, 2008, the Company provided NASDAQ with notice of its intent to voluntarily delist from The NASDAQ Stock Market, which notice was amended on June 10, 2008. The Company is voluntarily delisting to reduce and more effectively manage its regulatory and administrative costs, and to enable Company management to better focus on its business. The Company requested that its shares be suspended from trading on NASDAQ at the open of the market on June 16, 2008, which was done. Following clearance by the Financial Industry Regulatory Authority ("FINRA") of a Form 211 an application was filed by a market maker in the Company's stock.

 Vortex Ocean One, LLC:

On June 30, 2008, the Company formed a limited liability company with third party, an individual ("TI"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and TI each owned a fifty percent (50%) membership Interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary. To date there has been no production or limited production. As such a dispute has arisen between the Parties with regards to the Vortex One and other matters, so in order to fulfill its obligations to Investor and avoid any potential litigation, Vortex One has agreed to issue the Shares directly into the name of the TI, as well as pledging the 4 term assignments to secure the investment and future proceeds per the LLC operating agreement (where the investor entitled to 80% of any future cash flow proceeds, until he recover his investments in full, then after the parties will share the cash flow equally). As disclosed before, said 4 wells were sold to a third party. The Company, via its subsidiary, completed the drilling of all 4 wells at the estimated cost of $2,100,000 for four wells (not including option payments). The Company also exercised its fifth well option (by paying per the master agreement $50,000 option fee on November 5, 2008).  In lieu of the world financial markets crisis, the Company approached the land owners on DCG mineral rights, requesting an amendment to allow DCG an additional six (6) months before it is required to exercise another option to secure a Term Assignment of Oil and Gas Lease pursuant to the terms of the original Agreement dated March 5, 2008. The land owner’s representative has answered the Company’s request with discrepancies about the date as effective date. During 2009 the Company received production reports from third party that appear to be inaccurate. The company is currently investigating its possibilities. On November 2009 the Company agreed with TI that his paid-up balance will prevail as a note, and all his equity interest will be belong to the Company.

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

Trafalgar Convertible Note:

In connection with the convertible note and as collateral for performance by the Company under the terms of said note, the Company issued to Trafalgar 45,000 common shares to be placed as security for said note. Said shares considered by the Company to be escrow shares.  Given the net loss for the period, such shares are ant dilutive to weighted-average basic shares outstanding.

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

As detailed in this report, the Buyer is not performing under the notes. The Company retained an attorney in Texas to pursue its rights under the agreements and the collateral.

Status as Vendor with the Federal Government:

The Company updated its vendor status with the Central Contractor Registration which is the primary registrant database for the US Federal government that collects, validates, stores, and disseminates data in support of agency acquisition missions, including Federal agency contract and assistance awards.

Reverse Split and Name changed:

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

Pending Transactions and exposure associated with the Yasheng Group:

As discussed prior, the Company entered into series of agreements with Yasheng Group. Yasheng Group failed to comply with the Company due diligence procedure, and as such terminated the definitive agreement with the Company on November 2009. In connection to the Yasheng agreements, the Company entered agreements or arrangement or negotiations as followings:

(i) On July 2009 the Company signed a financial advisor engagement letter with Cukierman & Co. Investment House Ltd,  a foreign Investment banking firm (“CIH”) to obtain bank financing for the Yasheng Russia Breading Complex as was signed in June with Create (See note Commitments and contingencies). CIH has retained Dr. Sam Frankel to assist in obtaining funds from semi-governmental funding sources. Per the agreement the Company will pay CIH a monthly retainer fee of $3,750. A millstone payment of $25,000 will be paid to CIH provided that CIH will present a banking institution which in principal will secure minimum $25 million financing to the Create joint venture.

(ii) On July 2009 the Company signed an agreement with Better Online Solutions (“BOSC”) for consulting services for the Company logistics center, as well as for the Crate joint venture. Said agreement was signed for the purpose of establishing supply chain solutions and RFID protocols. In return the Company will provide BOSC with a right of first refusal of matching its best contract for supplying services to the logistics center.

(iii) On July 2009 the Company has entered negotiations with Management Consulting Company (“MCC”) to explore further expansion and acquisitions for Yasheng Russia (See Create Joint Venture). MCC is a division of IFD Capital Group in Russia.

(iv) On January 20, 2009, the Company entered into a non-binding Term Sheet (the "Term Sheet") with Yasheng in connection with the development of a logistics center. Pursuant to the Term Sheet, the Company granted Yasheng an irrevocable option to merge all or part of its assets into the Company (the "Yasheng Option"). If Yasheng exercises the Yasheng Option, as consideration for the transaction to be completed between the parties, the Company would issue Yasheng such number of shares of the Company's common stock calculated by dividing the value of the assets which will be included in the transaction with the Company by the volume weighted average price of the Company's common stock as quoted on a national securities exchange or the Over-the-Counter Bulletin Board for the ten days preceding the closing date of such transaction. The value of the assets contributed by Yasheng will be based upon the asset value set forth in Bashing’s audited financial statements provided to the Company prior to the closing of any such transaction. On June 18, 2009, Change Golden Dragon Industrial Co., Ltd., a company which is not affiliated with Yasheng ("Golden Dragon"), delivered a notice whereby it has advised that it wishes to exercise the Yasheng Option by merging into the Company in consideration of shares of preferred stock with a stated value in the amount of $220,000,000 that may be converted at a $1.10 per share, a premium to the Company's current market price, into 200,000,000 shares of common stock of the Company. The shareholders of Golden Dragon (the "Shareholders") are all foreign citizens. As a result, the issuance, if consummated will be in accordance with Regulation S as adopted under the Securities Act of 1933, as amended. Further, the Shareholders are entitled to assign such shares as each deems appropriate. In addition, the Company is required to raise $20,000,000 to be used by Golden Dragon for working capital purposes. Golden Dragon is a Chinese corporation with primary operation in Gansu province of China. The Company designs, develops, manufactures and markets farming and sideline products including fruits, barley, hops and agricultural materials.  In lieu of merging its assets into the Company, the Company and Yasheng entered into an additional Letter of Intent on June 12, 2009 whereby Yasheng agreed to use its best efforts to have the majority stockholders of Yasheng (the "Group Stockholders") enter and close an agreement with the Company whereby the Company would acquire approximately 55% of the issued and outstanding securities of Yasheng from the Group Stockholders in consideration of 300,000,000 shares of common stock of the Company. The June 12, 2009 letter of intent was approved by the Company's Board of Directors on August 12, 2009. The Company and Yasheng initially contemplated a closing date of July 15, 2009.

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

(vi) Logistics Center - On August 12, 2009, the Company entered into a 45 day exclusivity period to finalize an "Option to Buy" on a lease agreement for a "big box" facility located in Southern, California (the "Facility"). The Facility consists of approximately 1,000,010 square feet industrial building located in Victorville, California and the lease is expected to commence November 1, 2009 and continue for a period of seven years, with two five-year extension periods The Company advanced a $25,000 non-refundable deposit representing 10% of the required security deposit for the entire lease. The non-refundable deposit allowed the Company to exclusively negotiate the option to buy the Facility as all other terms of the lease have been agreed upon in principal. The Company is also pursuing certain tax and economic incentives associated with the establishment and development of the Yasheng Asia Pacific Cooperative Zone – its core business. These incentives include LAMBRA Enterprise Zone Sales and Use Tax Credit (7% of qualified capital equipment expenses), LAMBRA Enterprise Zone Hiring Credit (50% of qualified employees wages reducing 10% each year for 5 years), County of San Bernardino Economic Development Agency assistance in employee recruitment screening and qualification and filing for LAMBRA benefits (estimated value $8,000 per qualified employee).

Assuming that the option to purchase were finalized, the economic terms of the lease agreement of the Facility (as all other terms of the lease have been agreed upon in principal) would have been be as follows:

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

Per authorization received from Yasheng Group the Company entered negotiations with the owner of the Facility to acquire the “big box” with financing from the owner. The Company exchanged a few counter offers with the Facility’s owner. As disclosed by the Company (see below and Subsequent events), Yasheng BVI noticed the Company of termination of the Exchange Agreement, and as such the Company, which is still pursuing its core business (developing of a logistics center), instructed its listing agents to locate a smaller Facility for the company than the above.

(vii) On August 5, 2009, the Company together with Yasheng Group, a California corporation ("Yasheng" and together with the Company, the "Yasheng Parties") entered a Memorandum of Understanding ("MOU")with Pfau, Pfau & Pfau LLC ("Pfau") a Florida limited liability company for the purpose of creating a joint venture for the development and operation of three properties owned by Pfau. The Company received Paul’s countersigned MOU on August 16, 2009. Pfau owns three properties including (i) approximately 28,000 acres in Southeastern San Benito County, California which includes approximately 12,000 acres designated and planned by Pfau for olive trees, an olive oil milling and bottling plant and potential oil wells (nine wells exiting on the property, where only one well is producing), (ii) approximately 45 acres in Kona, Hawaii which is planned to be developed by Pfau into a coffee plantation and (iii) approximately 502 acres in San Marcos, California planned to be developed by Pfau into about 750 residences and an off-site 1.5 million square feet of commercial/mixed use land. The intentions of the parties to this proposed joint venture are (i) to re-finance the existing liens to provide that the new loans in the approximate amount of $50 million (the "New Loan"), which debt can be serviced through the proceeds generated from the properties, and (ii) to obtain financing (a development line of credit in the additional amount of $85 million) (the "Line of Credit") for further implementation of the Pfau properties' agricultural, crude oil and residential development. Pfau members shall deposit into an escrow account 50% ownership of Pfau, which will be released to the Yasheng Parties upon the funding and the release of any existing liens on Pfau and its properties. In return for the 50% ownership of Pfau, Yasheng Parties will guaranty the New Loan and the Line of Credit, if needed, , subject to acceptance by the Yasheng Parties of the terms and conditions of the funding. Pfau will allow Yasheng Parties to use its collateral to obtain the New Loan and the Line of Credit. As Pfau has filed for Chapter 11 protection with the U.S. Bankruptcy Court for the Southern District of California (case # is 08-12840-PB11), it is intended that the signing of the MOU or the Yasheng Parties ownership of 50% of Pfau, will in no way subject the Yasheng Parties or any of their officers or directors to liability to the existing creditors of Pfau or to any third party. As such any funding obtained by Yasheng Parties, if at all, and the execution of definitive joint venture documents, will be subject to Court approval. Pfau is has filed for Chapter 11 protection with the U.S. Bankruptcy Court for the Southern District of California (case # is 08-12840-PB11). On October 22, 2009, Pfau reached an agreement with its secured creditors for extension of the first mortgage amounting to approximately $22.8M until May 2010, which may be extended further until September 2010. The second and third secured creditors represent about $28M in debt have consented to the extension. Pfau is in active negotiations with the holders of the second and third position in order to re-structure this debt as well. There is no guaranty that Pfau will be successful in re-structuring this debt. The agreement providing for the extension of the first position holder was approved by the Court. As such any funding obtained by Yasheng Parties, if at all, and the execution of definitive joint venture documents, will be subject to Court approval as well as the approval of the Board of Directors of the Company.

(viii) On August 26, 2009, the Company entered into an agreement with Yasheng Group, a California corporation ("Group"), pursuant to which the Company agreed to acquire 49% of the outstanding securities (the "Yasheng Logistic Securities") of Yasheng (the United States) Logistic Service Company Incorporated ("Yasheng Logistic"), a California corporation and a wholly owned subsidiary of Group. In consideration of the Yasheng Logistic Securities, the Company would issue Group 100,000,000 restricted shares of common stock of the Company (the "Company Shares"). The Company is required to issue the Company Shares and Yasheng Logistic is required to issue the Yasheng Logistic Securities within 32 days of the Agreement. Further, Group has agreed to cancel the 50,000,000 shares of the Company that were previously issued to Group. The sole asset of Yasheng Logistic is the certificate of approval for Chinese enterprises investing in foreign countries granted by the Ministry of Commerce of the People's Republic of China.

(ix) On August 26, 2009, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Yasheng Group (BVI), a British Virgin Island corporation (“Yasheng-BVI”), pursuant to which Yasheng-BVI agreed to sell the Company 75,000,000 shares (the “Group Shares”) of common stock of Yasheng Group, a California corporation (“Group”) in consideration of 396,668,000 shares (the “Company Shares”) of common stock of the Company (the “Exchange”).

(x) On October 29, 2009, the Company entered into a Collaboration Agreement (the "Agreement") with IPF-AGRO Management Company ("IPF"), Yasheng Group ("Yasheng") and Cukierman & Co. Consulting (the Company, IPF and Yasheng herein collectively referred to as the "Parties") for the purpose of creating a joint venture on the basis of joining the agricultural and financial assets of the Parties and developing business contacts of the Parties. The Parties would collaborate on various investment projects associated with agricultural industry development in Russia, including the production, storage and marketing of potatoes and barley, cattle breeding and the trading of agricultural products on an international basis. Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the Exchange.    On November 3, 2009, the Company sent Group and Yasheng-BVI a letter demanding various closing items.  Group and Yasheng-BVI did not deliver the requested items and, on November 9, 2009, after verbally consulting management of the Company with respect to the hardship and delays expected consolidating both companies audits, Group and Yasheng-BVI  sent a termination notice to the Company advising that the Exchange Agreement had been terminated.

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

8.  Stockholders’ Equity

Common Stock:

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

On March 5, 2009, the Company and Yasheng Group implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Company/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company issued 50,000,000 shares to Yasheng and 38,461,538 shares to Capitol Properties in consideration for exploring the business opportunities, and providing –intellectual property and know-how.  The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated there under. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company calculated its expenses associated with the transaction to be $348,240, and expensed that amount on the income statement.

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
On January 20, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 13,000,000 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias (see above), was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.   Ms. Atias still holds a note payable by the Company for $50,000.

On March 23, 2010, the Company issued 8,000,000 shares of its common stock at 0.006 par value to Donfeld, Kelley & Rollman (“Kelley”), the Company lawyer, as partial payment for legal fees due. The promissory note, which was converted by Kelley, was issued on August 30, 2009.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities

Preferred Stock:

Series A and B were converted in 2009 into common stock – see above.

Series C - On November 26, 2009, the Company issued 210,087 shares of Series C Preferred Stock for aggregate consideration of $5,000.  Each six shares of Series C Preferred Stock is convertible into one share of common stock; provided, however, in the event that the shares of Series C Preferred Stock have been outstanding for a period of one year, then it shall be automatically converted into shares of common stock in accordance with the aforementioned conversion formula.  The Company issued the securities to one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Commitment of Issuance of Preferred Stock:

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

Series E – Not issued yet – On April 15, 2010 the Company’s Board of Director approved settlement agreement with Trafalgar effective December 31, 2009. The parties agreed that the debts owed to Trafalgar will be converted into Series E Preferred Stock which shall carry a maturity of 30 months and bear 7% annual interest. The Series E Preferred Shares are convertible into six hundred million common shares of the Company, at any time upon written notice to the Company.  The Company recognizes that the conversion would cause it to exceed its authorized shares; in the event of conversion, the Company will authorize more shares at that time.

9. Stock Option Plan and Employee Options

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

(b) Other Options

As of March 31, 2010, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the period ended March 31, 2010 and the year ended December 31, 2009.

The following table summarizes information about shares subject to outstanding options as of March 31, 2010, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

10. Related party transactions

During the first quarter of 2010 and the years 2009 and 2008, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of March 31, 2010, the Company owes Mr. Attia approximately $998,000.

During the first fiscal quarter of 2010, the Company accrued, but did not pay, approximately $25,000 in directors’ fees.

11. Treasury Stock

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

As of March 31, 2010 the Company has 1,000 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

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

14. Subsequent events

On April 9, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Atias whereby the Company and Ms. Atias exchanged $50,000 of a promissory note in the amount of $250,000 held by Ms. Atias,  which is the remaining balance on said Note, into 12,714,286 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note of which a portion was converted by Ms. Atias was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. Post said agreement; the Company paid in full the Atias Note.

On April 5, 2010 the Company issued a formal request to Yasheng demanding that they surrender of the 50,000,000 shares that were issued to them, as well as reimburse the Company for its expenses associated with the transaction in the amount of $348,240

On April 9, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Priscilla Dunckel whereby the Company and Mrs. Dunckel exchanged $20,000 of a promissory note in the amount of $20,000 held by her into 5,085,714 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.

On April 15, 2010 effective December 31, 2009 the company and Trafalgar settled their outstanding disputes. The parties agreed that the debts owed to Trafalgar will be settled as $3,000,000 with maturity of 30 months from date of issuing carrying 7% annual interest. Via issuance of Series E Preferred Stock, the debt is convertible at the Option of the Holders, into 600,000,000 common shares of the Company, at any time upon written notice to the company.  In the event of conversion, the issuance would exceed the shares currently authorized by the Company; at that point we will authorize more shares. Trafalgar will appoint 4 directors to the Company’s Board of Directors. Trafalgar agrees to continue and pursue the core business of the Company.  After filling of this report during May 2010, the Company filed with the SEC the Information Statement which is being furnished pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act ”) and Rule 14f-1 promulgated thereunder, in connection with proposed changes in a majority of the membership of our board of directors (the “ Board ”) as a result of the Settlement Agreement as described above.  This Information Statement will be filed with the Securities and Exchange Commission (the “SEC”) and will be mailed to our stockholders of record. On the tenth (10th) day after this Information Statement has been distributed to the stockholders, the director designees named will be appointed to the Board (the “Effective Date”).

In 2009, the Company had signed a Note Payable for $100,000 payable to Kobi Loria due on March 31, 2010 at 12% per annum.   The Note includes a convertible feature into the Company Common Stock based on conversion ratio that shall be valued at 95% of the volume-weighted average price for 5 trading days immediately preceding the conversion notice. On December 23, 2009 the Company signed an additional Note Payable for $50,000 to Kobi Loria on the same terms as the prior Note. On April 15, 2010 the Company agreed with Kobi Loria that as the Company did not have the cash resources to pay off the Notes at 3/31/10 pursuant to the agreements signed in connection with said Note(s), that it would convey to him the Company’s interests in Micrologic (which had been designated for sale since 2008) as partial payments on the Notes. The parties agreed that the Micrologic conveyed interests will be valued at $20,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Operating Assets and General Business Strategy:

Yasheng Eco-Trade Corporation (f/k/a Vortex Resources Corp, Emvelco Corp., and Euroweb International Corp.), is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993. Yasheng Eco-Trade Corporation and its consolidated subsidiaries are collectively referred to herein as “Yasheng Eco” or “Vortex” or the “Company”.

The Company’s headquarters and operational offices are located in West Hollywood, California.

Results of Operations

Three Months Period Ended March 31, 2010 Compared to Three Months Period Ended March 31, 2009

Due to the new financial investment in Gas and Oil activity, which commenced in May 2008, and the development of our logistic operations, the consolidated statements of operations for the periods ended March 31, 2010 and 2009 are not comparable. The financial figures for 2009 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware. This section of the report should be read together with  the Company consolidated financials.

 The consolidated statements of operations for the periods ended March 31, 2010 and 20098 are compared (subject to the above description) in the sections below:

Compensation and related costs

The following table summarizes compensation and related costs for the three months ended March 31, 2010 and 2009:

Three months ended March 31,	2010	2009
Compensation and related costs	$79,187	$71,533

Amounts did not change materially from the prior year.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the three months ended March 31, 2010 and 2009:

Three months ended March 31,	2010	2009
Consulting, director and professional fees	$93,001	$159,209

Overall consulting, professional and director fees decreased by 42%, or $66,208, primarily as the result of use of stock and warrants to compensate, at fair market value, for services rendered to the Company, several consultants, investment bankers, advisors, accountants and lawyers in 2009.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended March 31, 2010 and 2009:

Three months ended March 31,	2010	2009
Other selling, general and administrative expenses	$103,210	$40,595

Overall, other selling, general and administrative expenses increased by 154%, or $62,615, due mostly to increased development expenses associated with the logistic center, as well as various other Yasheng-related transactions underway during the first quarter of 2010, some of which required travel.  Management is currently evaluating in what form to go forward with some or all of these transactions, if at all.  The Company also owed its law firm approximately $48,000, which was paid by issuing shares.

Interest income and expense

The following table summarizes interest income and expense for the three months ended March 31, 2010 and 2009:

Three months ended March 31,	2010	2009
Interest income	$0	$171,565
Interest expense	$(57,052)	$(262,240)

Interest income was not comparable between the periods, due to the changed business model from the first quarter of 2009 to the first quarter of 2010. Interest expense decreased by 78%, or $205,188, mostly due to the conversion of notes payable into equity of the Company.

Liquidity and Capital Resources

The Company currently anticipates that its available cash resources will not be sufficient to meet its presently anticipated working capital requirements for at least the next 12 months. During the first quarter of 2010 and the fiscal year 2009, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of March 31, 2010, the Company owes Mr. Attia approximately $998,000.  The Company will either need to raise capital from third parties or continue borrowing funds from Mr. Attia.  There is no guarantee that Mr. Attia will continue to lend the company money going forward.

As of March 31, 2010, our cash, cash equivalents and marketable securities were $289, a decrease of approximately $85,500 from the end of fiscal year 2009. The decrease in our cash, cash equivalents and marketable securities is the result of cash flow used by our operations during the first quarter of 2010.  Cash flows (used in) and provided by operating activities for the three months ended March 31, 2010 and 2009 was $ (85,500) and $ (189,192), respectively. The change is primarily due to the increase in our payables.

Cash flows used in investing activities for the three months ended March 31, 2010 and 2009 was $0 and $0, respectively.   There was no change between the periods.  Cash provided by financing activities for the three months ended March 31, 2010 and 2009 was $0 and $75,000, respectively. This decrease is due to the fact that the Company did not issue stock in the first quarter of 2010.

In the event the Company makes future acquisitions or investments, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may consider the sale of non-strategic assets. The Company currently anticipates that its available cash resources will not be sufficient to meet its prior anticipated working capital requirements, though it may be sufficient manage the existing business of the Company assuming no further acquisitions.

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

For the period ending March 31, 2010, the balance sheets and results of operations of DCG, and Vortex Ocean One, LLC are consolidated into these financial statements. As of and for the year ending December 31, 2009, the balance sheets and results of operations of DCG, and Vortex Ocean One, LLC are consolidated into these financial statements

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Marketable securities - The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. The Company did not have any marketable securities within continuing operations for the period ended march 31, 2010 and the year ended December 31, 2009 (other than Treasury Stocks as disclosed).

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements,” now ASC Topic 810. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that ASC Topic 810 will have on its consolidated financial statements. ASC Topic 810 is effective for the Company’s fiscal year beginning October 1, 2009.

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

c) Our financial condition, which may influence our ability to develop our properties; and

d) Government regulations.

As any one of these factors could substantially affect our estimate of future cash flows, significant variance between our estimates and the reality could result in us recording an impairment loss, which may result in a significant reduction of our net earnings.

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

The disclosed information presents the Company’s natural gas producing collateral activities.

Off Balance Sheet Arrangements

There are no materials off balance sheet arrangements.

Inflation and Foreign Currency

The Company maintains its books in local currency US Dollars for the Parent Company registered in the State of Delaware. The Company’s operations are primarily in the United States through its wholly owned subsidiaries. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

Commitments and contingencies

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years
Long-Term Debt Obligations	$3,000,000	—	$3,000,000

Total	$3,000,000	—	$3,000,000

Our Commitments and contingencies are stated in detail in the Notes to the Consolidated Financial Statements, which include required supplemental information about gas and oil.  In this section management provides synopsis disclosures regarding commitments and contingencies.

Employment Agreement:

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. During the years 2009 and 2008, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of March 31, 2010, the Company owes Mr., Attia approximately $998,000. The Company relies upon Mr. Attia for financing. There is no assurance that Mr. Attia will continue to provide the Company with funding.

 Lease Agreements:

The Company head office was located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis (The Company notified the landlord that effective December 1, 2009 it will terminate and vacate the premises), paying $219 per month. The Company’s operation office (and headquarter from December 1, 2009) is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month (lease term ends June 2011). Effective December 1, 2009 the Company is operating only from its operational offices located in West Hollywood, California.

Future minimum payments of obligations under the operating lease at December 31, 2009 are as follows:

2010	2011	Thereafter
$22,500	$15,000	$—

See subsequent events for re-location of the Company in lieu of filling form 14F-1.

Legal Proceedings:

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

Trafalgar Capital Specialized Investment Fund, Luxembourg - The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established financial relationship which should create source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in the Company filling). The Company position is that the DCG transactions (among others) would not have been closed by the Company, unless Trafalgar had provided the needed financing for the drilling program.  The Company and Trafalgar became adversaries where each party filled a lawsuit against the other party in different jurisdictions which included California, Nevada (indirect lawsuit filed by Verge) and Florida. On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement which was declared effective as of December 31, 2009 the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into  a new class of Series E Preferred Shares, which shall have the following terms: (i) $3 Million Face Amount (as agreed amount between all parties) (ii) Maturity in cash in Thirty Months (30 months) from date of issue (iii) Optional Redemption by the Company at any time, for Face Value including accrued unpaid dividends (iv) Dividends Accrue at 7% (seven percent) per annum.   Said Series Preferred E shares will be convertible at the Option of the Holders, into Six Hundred Million (six hundred million) common shares of YASH, at any time upon written notice to the company. This share issuance is larger than the shares currently authorized by the Company; at the point where we issue the shares, we will authorize a sufficient number of shares. Trafalgar will be entitled to appoint 4 directors to the Company board.

Verge Bankruptcy & Rusk Litigation - On January 23, 2009, Verge Living Corporation (the “Debtor”), a former wholly owned subsidiary of Atia Group Limited (“AGL”), a former subsidiary of the Company, filed a voluntary petition (the “Chapter 11 Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”).  The Chapter 11 Petitions are being administered under the caption  In re: verge Living Corporation, et al., Chapter 11 Case No. ND 09-10177 (the “Chapter 11 Proceedings”).  The Bankruptcy Court assumed jurisdiction over the assets of the Debtors as of the date of the filing of the Chapter 11 Petitions.  . On April 28, 2009, Chapter 11 Proceedings changed venue to the United States Bankruptcy Court for the District of Nevada, Chapter 11 Case No BK-S-09-16295-BAM. As Debtor as well as its parent AGL were subsidiaries of the Company at time when material agreements where executed between the parties, the Company may become part of the proceeding. In August 2008, Dennis E. Rusk Architect LLC and Dennis E. Rusk, (“Rusk”) were terminated by a former affiliate of the Company. Rusk filed a lawsuit against the Debtor, the Company and multiple other parties in Clark County, Nevada, Case No. A-564309. The Rusk parties seek monetary damages for breach of contract. The Company has taken the position that the Company will have no liability in this matter as it never entered an agreement with Rusk. The court handling the Verge bankruptcy entered an automatic stay for this matter. On or about October 28, 2009 the parties settled said complaint, where the other parties agreed to pay the Rusk parties the sum of $400,000. The amount of $37,500 was advanced by the other parties to the Rusk parties. The Company’s Board of Directors agreed to issue to the other parties 4 million shares of the Company, as the Company participation in said settlement, which was done on October 2008. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The complaint against the Company was dismissed with prejudice as final on March 23, 2010.

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

Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. In consideration for the sale of the Assignments, The buyer(s) shall pay the total sum of $2,300,000 to Seller as follows: (i) A $225,000.00 payment upon execution (paid) (ii) A 12 month $600,000.00 secured promissory note bearing no interest with payments to begin on the first day of the second month after the properties contained in the Assignments begin producing. (iii) A 60 month $1,500,000.00 secured promissory note bearing no interest with payments to begin the first day of the fourteenth month after the properties contained in the Assignments begin producing. As the Note bears no interest the Company discounts it to present value (for the day of issuing, e.g. March 1, 2009) using 12% as discount interest rate per annum, which is the Company’s approximate cost of borrowing.  The Company alleges that the buyers are not performing under the notes. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the buyers a one-time 60 day extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer)  3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean One’s position is that the buyers as well as the operator breached the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements.

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

Sharp - On October 20, 2009, an alleged former shareholder of the Company (Mr. Sharp), filed a lawsuit against the Company and Mr. Attia in San Diego County, California (case number SC105331). Mr. Sharp subsequently attempted to settle the matter for a nominal fee, which the Company refused to accept. The Company disputes all of Mr. Sharp’s claims as meritless, frivolous and unsubstantiated and believes that it has substantial and meritorious legal and factual defenses, which the Company intends to pursue vigorously. The Company filed a motion to change venue which was successfully granted by court. On January 15, 2010, the case was transferred to Los Angeles.

Except as set forth above, there are no known significant legal proceedings that have been filed and are outstanding or pending against the Company.

Sub-Prime Crisis and Financials Markets Crisis:

The global recession has negatively affected the pricing of commodities such as oil and natural gas.  In order to reduce the Company risks and more effectively manage its business and to enable Company management to better focus on its business on developing the natural gas drilling rights, the board of directors had a discussion and resolution vacating the DCG project.

 Voluntarily delisting from The NASDAQ Stock Market:

On June 6, 2008, the Company provided NASDAQ with notice of its intent to voluntarily delist from The NASDAQ Stock Market, which notice was amended on June 10, 2008. The Company is voluntarily delisting to reduce and more effectively manage its regulatory and administrative costs, and to enable Company management to better focus on its business. The Company requested that its shares be suspended from trading on NASDAQ at the open of the market on June 16, 2008, which was done. Following clearance by the Financial Industry Regulatory Authority ("FINRA") of a Form 211 an application was filed by a market maker in the Company's stock.

 Vortex Ocean One, LLC:

On June 30, 2008, the Company formed a limited liability company with third party, an individual ("TI"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and TI each owned a fifty percent (50%) membership Interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary. To date there has been no production or limited production. As such a dispute has arisen between the Parties with regards to the Vortex One and other matters, so in order to fulfill its obligations to Investor and avoid any potential litigation, Vortex One has agreed to issue the Shares directly into the name of the TI, as well as pledging the 4 term assignments to secure the investment and future proceeds per the LLC operating agreement (where the investor entitled to 80% of any future cash flow proceeds, until he recover his investments in full, then after the parties will share the cash flow equally). As disclosed before, said 4 wells were sold to a third party. The Company via its sub, completed the drilling of all 4 wells at the estimated cost of $2,100,000 for four wells (not including option payments). The Company also exercised its fifth well option (by paying per the master agreement $50,000 option fee on November 5, 2008).  In lieu of the world financial markets crisis, the Company approached the land owners on DCG mineral rights, requesting an amendment to allow DCG an additional six (6) months before it is required to exercise another option to secure a Term Assignment of Oil and Gas Lease pursuant to the terms of the original Agreement dated March 5, 2008. The land owner’s representative has answered the Company’s request with discrepancies about the date as effective date. During 2009 the Company received production reports from third party that appear to be inaccurate. To date, the company investigating its possibilities. On November 2009 the Company agreed with TI that his paid-up balance will prevail as a note, and all his equity interest will be belong to the Company.

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

Trafalgar Convertible Note:

In connection with the convertible note and as collateral for performance by the Company under the terms of said note, the Company issued to Trafalgar 45,000 common shares to be placed as security for said note. Said shares considered by the Company to be escrow shares.  Given the net loss for the period, such shares are ant dilutive to weighted-average basic shares outstanding.

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

As detailed in this report, the Buyer is not performing under the notes. The Company retained an attorney in Texas to pursue its rights under the agreements and the collateral.

Commitment of Issuance of Preferred Stock:

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

Series E – Not issued yet – On April 15, 2010 the Company’s Board of Director approved settlement agreement with Trafalgar effective December 31, 2009. The parties agreed that the debts owed to Trafalgar will be set as $3,000,000 with maturity of 30 months from date of issuing carry a 7% annual interest. Via issuance of Preferred Stock, the debt is Convertible at the Option of the Holders, into 600,000,000  common shares of the Company, at any time upon written notice to the Company.  The Company recognizes that in the event of conversion, the shares to be issued would exceed its authorized shares; in that event, the Company will authorize more shares at that time.

Reverse Split and Name changed:

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock was reduced from 92,280,919 to 922,809.  The authorized shares of common stock will remain as 400,000,000 and the par value will remain the same. New CUSIP was issued for the Company's common stock which is 92905M 203.  The symbol of the Company was changed from VTEX into VXRC.  Effective July 15, 2009, the Company changed its name from Vortex Resources Corp. to Yasheng Eco-Trade Corporation.  In addition, effective July 15, 2009, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from VXRC to YASH. As such a new CUSIP number was issued on July 5, 2009. The new number is: 985085109.

Pending Transactions and exposure associated with the Yasheng Group:

As discussed prior, the Company entered into series of agreements with Yasheng Group. Yasheng Group failed to comply with the Company due diligence procedure, and as such terminated the definitive agreement with the Company on November 2009. In connection to the Yasheng agreements, the Company entered agreements or arrangement or negotiations as followings:

(i) On July 2009 the Company signed a financial advisor engagement letter with Cukierman & Co. Investment House Ltd,  a foreign Investment banking firm (“CIH”) to obtain bank financing for the Yasheng Russia Breading Complex as was signed in June with Create (See note Commitments and contingencies). CIH has retained Dr. Sam Frankel to assist in obtaining funds from semi-governmental funding sources. Per the agreement the Company will pay CIH a monthly retainer fee of $3,750. A millstone payment of $25,000 will be paid to CIH provided that CIH will present a banking institution which in principal will secure minimum $25 million financing to the Create joint venture.

(ii) On July 2009 the Company signed an agreement with Better Online Solutions (“BOSC”) for consulting services for the Company logistics center, as well as for the Crate joint venture. Said agreement was signed for the purpose of establishing supply chain solutions and RFID protocols. In return the Company will provide BOSC with a right of first refusal of matching its best contract for supplying services to the logistics center.

(iii) On July 2009 the Company has entered negotiations with Management Consulting Company (“MCC”) to explore further expansion and acquisitions for Yasheng Russia (See Create Joint Venture). MCC is a division of IFD Capital Group in Russia.

(iv) On January 20, 2009, the Company entered into a non-binding Term Sheet (the "Term Sheet") with Yasheng in connection with the development of a logistics center. Pursuant to the Term Sheet, the Company granted Yasheng an irrevocable option to merge all or part of its assets into the Company (the "Yasheng Option"). If Yasheng exercises the Yasheng Option, as consideration for the transaction to be completed between the parties, the Company would issue Yasheng such number of shares of the Company's common stock calculated by dividing the value of the assets which will be included in the transaction with the Company by the volume weighted average price of the Company's common stock as quoted on a national securities exchange or the Over-the-Counter Bulletin Board for the ten days preceding the closing date of such transaction. The value of the assets contributed by Yasheng will be based upon the asset value set forth in Bashing’s audited financial statements provided to the Company prior to the closing of any such transaction. On June 18, 2009, Change Golden Dragon Industrial Co., Ltd., a company which is not affiliated with Yasheng ("Golden Dragon"), delivered a notice whereby it has advised that it wishes to exercise the Yasheng Option by merging into the Company in consideration of shares of preferred stock with a stated value in the amount of $220,000,000 that may be converted at a $1.10 per share, a premium to the Company's current market price, into 200,000,000 shares of common stock of the Company. The shareholders of Golden Dragon (the "Shareholders") are all foreign citizens. As a result, the issuance, if consummated will be in accordance with Regulation S as adopted under the Securities Act of 1933, as amended. Further, the Shareholders are entitled to assign such shares as each deems appropriate. In addition, the Company is required to raise $20,000,000 to be used by Golden Dragon for working capital purposes. Golden Dragon is a Chinese corporation with primary operation in Gansu province of China. The Company designs, develops, manufactures and markets farming and sideline products including fruits, barley, hops and agricultural materials.  In lieu of merging its assets into the Company, the Company and Yasheng entered into an additional Letter of Intent on June 12, 2009 whereby Yasheng agreed to use its best efforts to have the majority stockholders of Yasheng (the "Group Stockholders") enter and close an agreement with the Company whereby the Company would acquire approximately 55% of the issued and outstanding securities of Yasheng from the Group Stockholders in consideration of 300,000,000 shares of common stock of the Company. The June 12, 2009 letter of intent was approved by the Company's Board of Directors on August 12, 2009. The Company and Yasheng initially contemplated a closing date of July 15, 2009.

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

(vi) Logistics Center - On August 12, 2009, the Company entered into a 45 day exclusivity period to finalize an "Option to Buy" on a lease agreement for a "big box" facility located in Southern, California (the "Facility"). The Facility consists of approximately 1,000,010 square feet industrial building located in Victorville, California and the lease is expected to commence November 1, 2009 and continue for a period of seven years, with two five-year extension periods The Company advanced a $25,000 non-refundable deposit representing 10% of the required security deposit for the entire lease. The non-refundable deposit allowed the Company to exclusively negotiate the option to buy the Facility as all other terms of the lease have been agreed upon in principal. The Company is also pursuing certain tax and economic incentives associated with the establishment and development of the Yasheng Asia Pacific Cooperative Zone – its core business. These incentives include LAMBRA Enterprise Zone Sales and Use Tax Credit (7% of qualified capital equipment expenses), LAMBRA Enterprise Zone Hiring Credit (50% of qualified employees wages reducing 10% each year for 5 years), County of San Bernardino Economic Development Agency assistance in employee recruitment screening and qualification and filing for LAMBRA benefits (estimated value $8,000 per qualified employee).

Assuming that the option to purchase were finalized, the economic terms of the lease agreement of the Facility (as all other terms of the lease have been agreed upon in principal) would have been be as follows:

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

Per authorization received from Yasheng Group the Company entered negotiations with the owner of the Facility to acquire the “big box” with financing from the owner. The Company exchanged a few counter offers with the Facility’s owner. As disclosed by the Company (see below and Subsequent events), Yasheng BVI noticed the Company of termination of the Exchange Agreement, and as such the Company, which is still pursuing its core business (developing of a logistics center), instructed its listing agents to locate a smaller Facility for the company than the above.

(vii) On August 5, 2009, the Company together with Yasheng Group, a California corporation ("Yasheng" and together with the Company, the "Yasheng Parties") entered a Memorandum of Understanding ("MOU")with Pfau, Pfau & Pfau LLC ("Pfau") a Florida limited liability company for the purpose of creating a joint venture for the development and operation of three properties owned by Pfau. The Company received Paul’s countersigned MOU on August 16, 2009. Pfau owns three properties including (i) approximately 28,000 acres in Southeastern San Benito County, California which includes approximately 12,000 acres designated and planned by Pfau for olive trees, an olive oil milling and bottling plant and potential oil wells (nine wells exiting on the property, where only one well is producing), (ii) approximately 45 acres in Kona, Hawaii which is planned to be developed by Pfau into a coffee plantation and (iii) approximately 502 acres in San Marcos, California planned to be developed by Pfau into about 750 residences and an off-site 1.5 million square feet of commercial/mixed use land. The intentions of the parties to this proposed joint venture are (i) to re-finance the existing liens to provide that the new loans in the approximate amount of $50 million (the "New Loan"), which debt can be serviced through the proceeds generated from the properties, and (ii) to obtain financing (a development line of credit in the additional amount of $85 million) (the "Line of Credit") for further implementation of the Pfau properties' agricultural, crude oil and residential development. Pfau members shall deposit into an escrow account 50% ownership of Pfau, which will be released to the Yasheng Parties upon the funding and the release of any existing liens on Pfau and its properties. In return for the 50% ownership of Pfau, Yasheng Parties will guaranty the New Loan and the Line of Credit, if needed, , subject to acceptance by the Yasheng Parties of the terms and conditions of the funding. Pfau will allow Yasheng Parties to use its collateral to obtain the New Loan and the Line of Credit. As Pfau has filed for Chapter 11 protection with the U.S. Bankruptcy Court for the Southern District of California (case # is 08-12840-PB11), it is intended that the signing of the MOU or the Yasheng Parties ownership of 50% of Pfau, will in no way subject the Yasheng Parties or any of their officers or directors to liability to the existing creditors of Pfau or to any third party. As such any funding obtained by Yasheng Parties, if at all, and the execution of definitive joint venture documents, will be subject to Court approval. Pfau is has filed for Chapter 11 protection with the U.S. Bankruptcy Court for the Southern District of California (case # is 08-12840-PB11). On October 22, 2009, Pfau reached an agreement with its secured creditors for extension of the first mortgage amounting to approximately $22.8M until May 2010, which may be extended further until September 2010. The second and third secured creditors represent about $28M in debt have consented to the extension. Pfau is in active negotiations with the holders of the second and third position in order to re-structure this debt as well. There is no guaranty that Pfau will be successful in re-structuring this debt. The agreement providing for the extension of the first position holder was approved by the Court. As such any funding obtained by Yasheng Parties, if at all, and the execution of definitive joint venture documents, will be subject to Court approval as well as the approval of the Board of Directors of the Company.

(viii) On August 26, 2009, the Company entered into an agreement with Yasheng Group, a California corporation ("Group"), pursuant to which the Company agreed to acquire 49% of the outstanding securities (the "Yasheng Logistic Securities") of Yasheng (the United States) Logistic Service Company Incorporated ("Yasheng Logistic"), a California corporation and a wholly owned subsidiary of Group. In consideration of the Yasheng Logistic Securities, the Company would issue Group 100,000,000 restricted shares of common stock of the Company (the "Company Shares"). The Company is required to issue the Company Shares and Yasheng Logistic is required to issue the Yasheng Logistic Securities within 32 days of the Agreement. Further, Group has agreed to cancel the 50,000,000 shares of the Company that were previously issued to Group. The sole asset of Yasheng Logistic is the certificate of approval for Chinese enterprises investing in foreign countries granted by the Ministry of Commerce of the People's Republic of China.

(ix) On August 26, 2009, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Yasheng Group (BVI), a British Virgin Island corporation (“Yasheng-BVI”), pursuant to which Yasheng-BVI agreed to sell the Company 75,000,000 shares (the “Group Shares”) of common stock of Yasheng Group, a California corporation (“Group”) in consideration of 396,668,000 shares (the “Company Shares”) of common stock of the Company (the “Exchange”).

(x) On October 29, 2009, the Company entered into a Collaboration Agreement (the "Agreement") with IPF-AGRO Management Company ("IPF"), Yasheng Group ("Yasheng") and Cukierman & Co. Consulting (the Company, IPF and Yasheng herein collectively referred to as the "Parties") for the purpose of creating a joint venture on the basis of joining the agricultural and financial assets of the Parties and developing business contacts of the Parties. The Parties would collaborate on various investment projects associated with agricultural industry development in Russia, including the production, storage and marketing of potatoes and barley, cattle breeding and the trading of agricultural products on an international basis.

Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the Exchange.    On November 3, 2009, the Company sent Group and Yasheng-BVI a letter demanding various closing items.  Group and Yasheng-BVI did not deliver the requested items and, on November 9, 2009, after verbally consulting management of the Company with respect to the hardship and delays expected consolidating both companies audits, Group and Yasheng-BVI  sent a termination notice to the Company advising that the Exchange Agreement had been terminated.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

Trafalgar Capital Specialized Investment Fund, Luxembourg - The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established financial relationship which should create source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in the Company filling). The Company position is that the DCG transactions (among others) would not have been closed by the Company, unless Trafalgar had provided the needed financing for the drilling program.  The Company and Trafalgar became adversaries where each party filled a lawsuit against the other party in different jurisdictions which included California, Nevada (indirect lawsuit filed by Verge) and Florida. On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement which was declared effective as of December 31, 2009 the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into  a new class of Series E Preferred Shares, which shall have the following terms: (i) $3 Million Face Amount (as agreed amount between all parties) (ii) Maturity in cash in Thirty Months (30 months) from date of issue (iii) Optional Redemption by the Company at any time, for Face Value including accrued unpaid dividends (iv) Dividends Accrue at 7% per annum.   Said Series Preferred E shares will be convertible at the Option of the Holders into 600,000,000 common shares of YASH, at any time upon written notice to the company. This share issuance is larger than the shares currently authorized by the Company; at the point where the Company issues the shares, the Company will authorize a sufficient number of shares. Trafalgar will be entitled to appoint 4 directors to the Company board.

Verge Bankruptcy & Rusk Litigation - On January 23, 2009, Verge Living Corporation (the “Debtor”), a former wholly owned subsidiary of Atia Group Limited (“AGL”), a former subsidiary of the Company, filed a voluntary petition (the “Chapter 11 Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”).  The Chapter 11 Petitions are being administered under the caption  In re: verge Living Corporation, et al., Chapter 11 Case No. ND 09-10177 (the “Chapter 11 Proceedings”).  The Bankruptcy Court assumed jurisdiction over the assets of the Debtors as of the date of the filing of the Chapter 11 Petitions.  . On April 28, 2009, Chapter 11 Proceedings changed venue to the United States Bankruptcy Court for the District of Nevada, Chapter 11 Case No BK-S-09-16295-BAM. As Debtor as well as its parent AGL were subsidiaries of the Company at time when material agreements where executed between the parties, the Company may become part of the proceeding. In August 2008, Dennis E. Rusk Architect LLC and Dennis E. Rusk, (“Rusk”) were terminated by a former affiliate of the Company. Rusk filed a lawsuit against the Debtor, the Company and multiple other parties in Clark County, Nevada, Case No. A-564309. The Rusk parties seek monetary damages for breach of contract. The Company has taken the position that the Company will have no liability in this matter as it never entered an agreement with Rusk. The court handling the Verge bankruptcy entered an automatic stay for this matter. On or about October 28, 2009 the parties settled said complaint, where the other parties agreed to pay the Rusk parties the sum of $400,000. The amount of $37,500 was advanced by the other parties to the Rusk parties. The Company’s Board of Directors agreed to issue to the other parties 4 million shares of the Company, as the Company participation in said settlement, which was done on October 2008. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The complaint against the Company was dismissed with prejudice as final on March 23, 2010.

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

Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. In consideration for the sale of the Assignments, The buyer(s) shall pay the total sum of $2,300,000 to Seller as follows: (i) A $225,000.00 payment upon execution (paid) (ii) A 12 month $600,000.00 secured promissory note bearing no interest with payments to begin on the first day of the second month after the properties contained in the Assignments begin producing. (iii) A 60 month $1,500,000.00 secured promissory note bearing no interest with payments to begin the first day of the fourteenth month after the properties contained in the Assignments begin producing. As the Note bears no interest the Company discounts it to present value (for the day of issuing, e.g. March 1, 2009) using 12% as discount interest rate per annum, which is the Company’s approximate cost of borrowing.  The Company alleges that the buyers are not performing under the notes. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the buyers a one-time 60 day extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer)  3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean One’s position is that the buyers as well as the operator breached the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements.

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

Sharp - On October 20, 2009, an alleged former shareholder of the Company (Mr. Sharp), has filed a lawsuit against the Company and Mr. Attia in San Diego County, California (case number SC105331). Mr. Sharp subsequently attempted to settle the matter for a nominal fee, which the Company refused to accept. The Company disputes all of Mr. Sharp’s claims as meritless, frivolous and unsubstantiated and believes that it has substantial and meritorious legal and factual defenses, which the Company intends to pursue vigorously. The Company filed a motion to change venue which was successfully granted by court. On January 15, 2010, the case was transferred to Los Angeles.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 20, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 13,000,000 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias (see above), was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.   Ms. Atias still holds a note payable by the Company for $50,000.

On March 23, 2010, the Company issued 8,000,000 shares of its common stock at 0.006 par value to Donfeld, Kelley & Rollman (“Kelley”), the Company lawyer, as partial payment for legal fees due. The promissory note, which was converted by Kelley, was issued on August 30, 2009.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 As reported under Legal proceedings, the Company notified Trafalgar that Trafalgar is in breech with regard to the services to be performed in accordance with the $2,000,000 loan agreement.  As disclosed, the parties settled all their Disputes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Exchange Agreement dated January 20, 2010 between Yasheng Eco-trade Corporation and Moran Atias (1)

10.2	Exchange Agreement dated January 20, 2010 between Yasheng Eco-trade Corporation and Donfeld, Kelley & Rollman (1)

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

(1)	Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on January 22, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California, on May17, 2010.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)

By:	/s/Yossi Attia
Yossi Attia
Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer