Form 10-Q
period 2010-06-30
Yasheng Eco-Trade Corp
filed 2010-08-18
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 001-12000

YASHENG ECO-TRADE CORPORATION
 (Exact name of registrant - registrant as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9270 Two Notch Road, Suite 4, Columbia, SC 29223
 (Address of principal executive offices)

(786) 323-1650	(786)323-1651
Issuer’s telephone number	Issuer’s facsimile number

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).      Yes ☐          No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	179,754,795
(Class)	(Outstanding at August 17, 2010)

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)

INDEX

PART I.	Financial Information	3

Item 1.	Financial Statements (Un-Audited)	3

	Condensed Consolidated Balance Sheet as of June 30, 2010 and as of December 31, 2009	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009	5

	Condensed Consolidated Statements of Stockholders' equity for the six months ended June 30, 2010	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	Other Information	37

Signature		40

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Management’s Representation of Interim Financial Information

Yasheng Eco-Trade Corporation prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been shortened or omitted as allowed by such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2009 included in the Annual Report on Form 10-K and the associated amendments for the year then ended.  The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
Amounts in US dollars

	June 30	December 31
ASSETS	2010	2009
Current assets:	(unaudited)	(audited)
Cash and cash equivalents	$293	$85,789
Total current assets	293	85,789

Total Non Current assets from discontinued operations	1,544,690	1,544,690
Allowance for bad debts	(1,544,690)
Total assets	293	1,630,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	505,222	1,390,451
Short-term convertible notes payable and other current liabilities	1,818,871	151,742
Total current liabilities	2,324,093	1,542,193
Convertible note payable - Trafalgar	3,103,562	3,535,000
Total liabilities	5,427,655	5,077,193

Stockholders' equity
Preferred stock, series C convertible, $.025 stated value, 210,087 shares authorized issued and outstanding	5,000	5,000
Common stock, $0.001 par value - Authorized 400,000,000 shares; 179,754,795 and 140,909,795 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	179,755	140,910
Additional paid-in capital	92,803,130	92,624,105
Accumulated deficit	(98,388,212)	(96,189,694)
Accumulated other comprehensive loss	(2,226)	(2,226)
Treasury stock – 1,000 common shares at cost	(24,809)	(24,809)
Total stockholders' equity	(5,427,362)	(3,446,714)

Total liabilities and stockholders' equity	293	1,630,479

See accompanying notes to consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues from discontinued operations	$20,000	$—	$20,000	$—

Cost of revenues from discontinued operations	—	—		—

Operating expenses
Discontinued operations	—	—	—	485,000
Bad debt expense from discontinued operations	1,544,690		1,544,690
Compensation and related costs	60,568	71,532	139,755	143,065
Consulting, professional and directors fees	105,600	112,161	250,439	271,370
Other selling, general and administrative expenses	89,092	46,706	101,759	87,301
Total operating expenses	1,799,950	230,399	2,036,643	986,736

Operating loss	(1,779,950)	(230,399)	(2,016,643)	(986,736)

Interest income	—	40,002	—	211,567
Interest (expense)	(86,118)	(1,476,439)	(143,170)	(1,738,679)
Net interest (expense)	(86,118)	(1,436,437)	(143,170)	(1,527,112)
Financing loss - change in conversion price	—			-
Loss before income taxes	(1,866,068)	(1,666,836)	(2,159,813)	(2,513,848)

Net Loss before minority interest in loss of consolidated subsidiary	(1,866,068)	(1,666,836)	(2,159,813)	(2,513,848)
Less minority interest in loss of consolidated subsidiary	—	—		160,000
Net loss	(1,866,068)	(1,666,836)	(2,159,813)	(2,353,848)

Comprehensive (loss)	$(1,866,068)	$(1,666,836)	$(2,159,813)	$(2,353,848)

Comprehensive loss per basic and diluted shares	$(0.01)	$(0.03)	$(0.02)	$(0.04)
Weighted average number of shares outstanding, basic and diluted	132,370,314	58,997,836	132,370,314	58,997,836

See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number		Number		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balances January 1, 2009	1,000,000	1,200,000	872,809	873	85,467,283	(89,497,091)	(2,226)	(24,809)	(2,855,970)
Conversion of note to common shares			8,500,000	8,500	1,048,833				1,057,333
Change in conversion price					1,786,000				1,786,000
Shares issued to Yasheng			50,000,000	50,000	146,830				196,830
Shares issued to Capitol			38,461,538	38,462	112,948				151,410
Conversion of preferred Series B stock	(1,000,000)	(1,200,000)	7,500,000	7,500	1,192,500				-
Issuance of Series C Preferred Stock	210,087	5,000			(55)				4,945
Discount on conversion of debt					1,278,821				1,278,821
Star note payable conversion			8,000,000	8,000	342,000				350,000
Moran note payable conversion			11,903,333	11,903	88,097				100,000
Common stock issuance: Raccah			1,075,655	1,076	376,144				377,220
Common stock issuance: Yaniv			50,000	50	74,950				75,000
Common stock issuance for servies: Fleming law firm			46,460	46	22,254				22,300
Common stock issuance for servies: Public Relations firm			500,000	500	51,500				52,000
Common stock for Rusk			4,000,000	4,000	396,000				400,000
Common stock for Socius			10,000,000	10,000	240,000				250,000
Net loss for period						(6,692,603)			(6,692,603)
Balance December 31, 2009	210,087	5,000	140,909,795	140,910	92,624,105	(96,189,694)	(2,226)	(24,809)	(3,446,714)
Common stock for Moran Atias			13,000,000	13,000	87,000				100,000
Common stock issuances for services: legal fees			8,000,000	8,000	39,870				47,870
Net loss for period						(332,450)			(332,450)
Balance March 31, 2010	210,087	5,000	161,909,795	161,910	92,750,975	(96,522,144)	(2,226)	(24,809)	(3,631,294)
Common stock for Moran Atias			12,714,286	12,714	37,286				50,000
Common stock for Priscilla Dunckel			5,130,714	5,131	14,869				20,000
Net loss for period						(1,866,068)			(1,866,068)
Balance June 30, 2010	210,087	5,000	179,754,795	179,755	92,803,130	(98,388,212)	(2,226)	(24,809)	(5,427,362)

See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30
	2010	2009

Comprehensive loss	$(2,159,813)	$(2,353,848)
Decrease in Notes Payable	(431,438)	-
Stock issuances for services	48,000
Other non-cash adjustments	-	2,277,682
Decrease in Accounts Payable and Accrued Expenses	(885,229)
Increase in Current Notes Payable and Other Current Liabilities	1,627,594
Net cash used by continuing operations	(1,800,886)	(76,166)
Net cash provided by discontinued operations	20,000
Bad debt expense from discontinued operations	1,544,690
Net cash used by operating activities	(236,196)	(76,166)

Cash flows from investing activities:	-	-
Cash paid to Votex Ocean member	-	(160,000)
Net cash used by investing activities	-	(160,000)

Cash flows from financing activities:
Proceeds on Note payable, net	150,700	40,000
Proceeds from the issuance of stock	-	75,000
Net cash provided by financing activities	150,700	115,000

Net decrease in cash and cash equivalents	(85,496)	(121,166)
Cash and cash equivalents, beginning of year	85,789	123,903
Cash and cash equivalents, end of year	293	2,737

Supplemental disclosure:
Cash paid for interest expense	-	(1,437)
Cash received for interest	-	40,000

Summary of non-cash transactions:
Note payable converted to common stock	170,000	1,369,900
Restricted shares issued		50,000,000
Restricted shares issued		38,461,538
Notes from selling subsidiary assets		2,100,000

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

On June 30, 2010 the Company’s Board of Directors voted to change its name to Eco-Trade Corporation.  The change of name will become effective upon complying with all SEC requirements.

The Company’s headquarters and operational offices are located in Columbia, South Carolina.

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

In 2008, the Company shifted its focus to the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders. Based on series of agreements, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and its members ("DCG Members"). Pursuant to the DCG Agreement, the Company acquired and the DCG Members sold, 100% of the outstanding membership in DCG. DCG is a limited liability company organized under the laws of the State of Nevada.  As a newly formed designated LLC, DCG holds certain development rights for gas drilling in Crockett County, Texas. DCG has entered into the final DCG Agreement with the Company, which provided that the members sold all of their membership units to the Company. DCG, a wholly owned subsidiary is a limited liability company and was organized in Nevada on February 22, 2008. The Company's members’ capital accounts consist of 10,000 units. As of December 31, 2008, 10,000 member’s units are issued and outstanding.  DCG has obtained drilling rights from a third party in Wolfcamp Canyon Sandstone Field in West Texas and entering the natural gas production & exploration, drilling, and extraction business.  DCG had the option to purchase rights on up to 180 in-fill drilling locations on about specific 3,600 acres, based on a 20 acres spacing.  The field was first developed in the 1970s on a 160 acre well spacing and was later reduced based on a small radius of the wells drainage. The spacing has subsequently been reduced to 40 acres, 20 acres, and 10 acres accordingly. DCG’s drilling program is based on 20 acres spacing. Due to major issues in the development of the oil and gas project in Crockett County, Texas, the board obtained additional reserve report for the Company's interest in DCG and Vortex Ocean One, LLC (“Vortex Ocean”), which report indicated that the DCG properties being in essence negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property. As Such, Vortex Ocean sold during 2009 the DCG properties to a third party (See Commitment and Contingencies).

As a result of the series of transactions described above, the Company’s ownership structure at December 31, 2009 was as follows (designated for sale – see subsequent events):

100% of DCG – discontinued operations
100% of Vortex Ocean One, LLC – discontinued operations
Approximately 7% of Micrologic through its ownership in EA Emerging Ventures Corp), which was subsequently sold on April 15, 2010

During 2008, the Company elected to move from The NASDAQ Capital Market (“NASDAQ”) to the OTCBB in order to reduce and more effectively manage its regulatory and administrative costs and enable Company’s management to better focus on its business. The Company initially traded on the OTCBB under the symbol “VTEX”; however, in February 2009, the Company’s symbol changed from “VTEX” to “VXRC”.  Prior to the Company’s departure from NASDAQ, the Company’s common stock was traded on the NASDAQ under the symbol “EMVL”. On July 15, 2009, the Company’s Board votes to change the Company’s name from “Vortex Resources Corp.” to its current name, “Yasheng-ECO Trade Corp.”, subsequently changing the Company’s symbol to “YASH”.

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

As part of the Company’s due diligence and closing procedures, the Company requested that Yasheng-BVI (Yasheng’s alleged parent company) provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval is required from the Chinese government  as well as other  material conditions to close the transaction.    On November 3, 2009, the Company sent Yasheng and Yasheng-BVI a formal letter demanding various closing items.  However, Yasheng and Yasheng-BVI failed to deliver the requested items. On November 9, 2009, Yasheng and Yasheng-BVI sent a termination notice to the Company advising that the definitive Agreement had been terminated pursuant to the termination provision in the Agreement. Currently, the Company is evaluating its options in moving forward with respect to Yasheng based on various letters of intent and agreements. The Company is also considering whether it should cease all activities with Yasheng.

As Yasheng failed to enter into a definitive agreement with the Company, we may lose a significant source of potential clients for the logistics center.  As such, the Company would be required to develop additional sources of clients and develop a significant sales force to achieve favorable results. On April 5, 2010, the Company issued a formal request to Yasheng demanding the surrender of the 50,000,000 shares issued to them as well as reimbursement to the Company for its expenses associated with the transaction in the amount of $348,240.

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

The Company’s holdings in its subsidiaries at June 30, 2010 were as follows:

100% of DCG – discontinued operations
100% of Vortex Ocean One, LLC - discontinued operations

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

For the period ending June 30, 2010, the balance sheets and results of operations of DCG, and Vortex Ocean One, LLC are consolidated into these financial statements. As of and for the year ending December 31, 2009, the balance sheets and results of operations of DCG, and Vortex Ocean One, LLC are consolidated into these financial statements

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Marketable securities - The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. The Company did not have any marketable securities within continuing operations for the period ended June 30, 2010 and the year ended December 31, 2009 (other than Treasury Stocks as disclosed).

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

Business segment reporting - The Company manages its operations in one business segment, Logistics Development primarily for the U.S. Federal government and U.S. Federal government prime contractors, Effect of Recent Accounting Pronouncements

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

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

Allocation of Overhead Costs. We periodically capitalize a portion of our overhead costs and also allocate a portion of these overhead costs to cost of sales based on the activities of our employees that are directly engaged in these activities. In order to accomplish this procedure, we periodically evaluate our “corporate” personnel activities to see what, if any, time is associated with activities that would normally be capitalized or considered part of cost of sales. After determining the appropriate aggregate allocation rates, we apply these factors to our overhead costs to determine the appropriate allocations. This is a critical accounting policy because it affects our net results of operations for that portion which is capitalized. In accordance with GAAP, we only capitalize direct and indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage)

which are used to support our development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e. project manager and subordinates). We charge to expense indirect costs that do not clearly relate to a real estate project such as salaries and allocated expenses related to the Chief Executive Officer and Principal Financial Officer.

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

3. Non Current assets from discontinued operations

Vortex Ocean entered into a sale agreement with third parties regarding specific 4 wells assignments. In consideration for the sale of the Assignments, The buyer(s) shall pay the total sum of $2,300,000 to Seller as follows: (i) A $225,000.00 payment upon execution (paid) (ii) A 12 month $600,000.00 secured promissory note bearing no interest with payments to begin on the first day of the second month after the properties contained in the Assignments begin producing. (iii) A 60 month $1,500,000.00 secured promissory note bearing no interest with payments to begin the first day of the fourteenth month after the properties contained in the Assignments begin producing. As the Note bears no interest the Company discounts it to present value (for the day of issuing, e.g. March 1, 2009) using 12% as discount interest rate per annum, which is the Company’s approximate cost of borrowing.

The face value of the Notes and the discounted value per the original agreement should be paid as follows:

Year	Face Value	Discounted
		Value
2009	$450,000	$424,060
2010	375,000	$321,288
2011	300,000	$226,057
2012	300,000	$200,614
2013	300,000	$178,035
2014	300,000	$157,997
2015	75,000	$36,638

Total	2,100,000	$1,544,690

The Company alleges that the buyers are not performing under the notes. Per the terms of the sale, Vortex Ocean and the Company should be paid commencing May 1, 2009. Vortex Ocean and the Company agreed to give the buyers a one-time 60 day extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex Ocean (on behalf of the Buyer) 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean’s position is that the buyers as well as the operator breached the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements. To date, no litigation has commenced, as title inquiries are still in progress.  In lieu of the dispute with the buyers, and the difficulty that may result in collecting timely on the notes, the Company has expensed the notes in these financial statements.

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

The Company and Trafalgar became adversaries where each party filled a lawsuit against the other party in different jurisdictions which included California, Nevada (indirect lawsuit filed by Verge) and Florida. On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement which was declared effective as of December 31, 2009 the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into  a new class of Series E Preferred Shares, which shall have the following terms: (i) $3 Million Face Amount (as agreed amount between all parties) (ii) Maturity in cash in Thirty Months (30 months) from date of issue (iii) Optional Redemption by the Company at any time, for Face Value including accrued unpaid dividends (iv) Dividends Accrue at 7% (seven percent) per annum.   Said Series Preferred E shares will be convertible at the Option of the Holders, into Six Hundred Million (six hundred million) common shares of the Company, at any time upon written notice to the company. This share issuance is larger than the shares currently authorized by the Company; at the point where we issue the shares, we will authorize a sufficient number of shares (see Subsequent Events). As part of the settlement agreement with Trafalgar, on June 11, 2010, the Company agreed to appoint 4 new directors to the Company board: William Lieberman, Andre Lauzier, Jeffrey Stemberg, and Gerry

Weinstein. Effective June 18, 2010, the Company appointed Mr. Lieberman as acting President. Mr. Lieberman will be responsible for the day to day operations of the company and developing the strategic direction for the company.

Priscilla Dunckel - On August 12, 2008 the Company signed a Note Payable for $20,000 payable to Mrs. Dunckel in connection with the Company efforts to fund its drilling program.  On April 10, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Priscilla Dunckel whereby the Company and Mrs. Dunckel exchanged $20,000 of a promissory note in the amount of $20,000 held by her into 5,085,714 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. On April 10, 2010, via an exchange agreement, Mrs. Dunckel’s note was paid off in full.

Moran Atias - On April 10, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Ms. Atias whereby the Company and Ms. Atias exchanged the remaining balance of $50,000 from a promissory note in the amount of $250,000 held by Ms. Atias, into 12,714,286 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion had already been converted by Ms. Atias, was initially issued on August 8, 2008 for cash.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. After the agreement was consummated, the Company paid the Atias note in full.

Kobi Loria – On November 23, 2009, as a consideration for a cash loan, the Company signed a Note Payable for $100,000 payable to Kobi Loria due on March 31, 2010 at 12% per annum.   The Note includes a convertible feature into the Company Common Stock based on conversion ratio that shall be valued at 95% of the volume-weighted average price for 5 trading days immediately preceding the conversion notice. On December 23, 2009 the Company signed an additional Note Payable for $50,000 to Kobi Loria on the same terms as the prior Note. The consideration for the Notes was cash, which the Company used for working capital. On April 15, 2010 the Company agreed with Mr. Loria that as the Company did not have the cash resources to pay off the Notes due to current capital constraints, that it would convey to him the Company’s interests in Micrologic (which had been designated for sale since 2008) as partial payments on the Notes. The parties agreed that the Micrologic conveyed interests will be valued at $20,000. As since March 31, 2010 the Company is in default on said notes, the Company accrued the default rate of 18% per annum on the relevant balances, but part of the note was offset by the agreed-upon value of the Micrologic conveyance.

Tiran Avgi (f/k/a Ibgui) – On November 23, 2009 the Company ratified and issued a Note Payable for $365,000 to Tiran Ibgui. Tiran Ibgui was a 50% member with Vortex Ocean which invested in cash $525,000 on June 30, 2008. The Company entered numerous settlement agreements with Mr. Ibgui in connection with Vortex Ocean; including providing collateral in form of pledge the DCG wells to Mr. Ibgui. On February 2009, Vortex Ocean sold its interest to third parties, where per said sale the original balance of Mr. Ibgui was reduced to $365,000 which remains due with maturity date of March 31, 2010. Mr. Ibgui waived all his membership rights, and remains a secure lender under said note dated November 23, 2009 for his original investment that was consummated in cash on June 30, 2008.  Said Note in the amount of $365,000 is convertible to 10,000,000 common shares of the Company, which per the adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 10,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 10,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 10,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.  As since March 31, 2010 the Company is in default on said notes, the Company accrued the default rate of 18% per annum on the relevant balances.

The net amounts owed to Mr. Ibgui per the operating agreement instructions, and settlement agreements can be summarized as following:

Original Cash Investment	525,000.00
Proceeds from sale:
Gross amount	(225,000.00)
Fee paid by Ibgui	25,000.00
Company Interest 20% Per operating Agreement	40,000.00
Net Balance to March 2009 (date of Sale Ratify November 2009 via Note)	365,000.00

Gerald Schaffer – On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $133,344 payable to Mr. Schaffer (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. Said Note in the amount of $133,344 is convertible to 15,000,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 15,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 15,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 15,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

Stewart Reich – On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $149,177 payable to Mr. Reich (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. Said Note in the amount of $149,177 is convertible to 15,000,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 15,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 15,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 15,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

Yossi Attia – On May 31, 2010 as consideration for cash loans made by Mr. Attia to the Company, which were used to fund our ongoing operations, the Company signed a Note Payable for $1,000,000 payable to Mr. Attia (who resigned from the Board on June 12, 2010)) due on May 30, 2011 at 12% per annum. Said Note in the amount of $1,000,000 is convertible to 100,000,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note has an adjustment mechanism which states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 100,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 100,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 100,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

The breakdown of the Notes as due on June 30, 2010 can be summarized in the following table:

	Date		Annual	Face	Default	Balance
Holder	Issued	Maturity	Rate	Value	Rate	30-Jun-10

Trafalgar	1/1/2010	NA	7%	3,000,000	18%	3,103,562
Mr. Attia	5/31/2010	5/30/2011	12%	1,000,000	18%	1,009,863
Mr. Avgi	11/23/2009	3/31/2010	NA	365,000	18%	381,380
Mr. Reich	5/31/2010	5/30/2011	12%	149,177	18%	150,648
Mr. Louria	11/23/2009	3/31/2010	12%	84,175	18%	88,059
Mr. Louria	12/1/2009	3/31/2010	12%	51,956	18%	54,262
Mr. Schaffer	5/31/2010	5/30/2011	12%	133,344	18%	134,659
				4,783,652		4,922,433

Other than the Trafalgar Note in the amount of $3,103,562, which has been presented as long term liability, the remaining notes in the amount of $1,818,871 have been presented as current liabilities.

5. Acquisition and Dispositions

Davy Crockett Gas Company, LLC (DCG) - Based on series of agreements that were formalized on May 1, 2008, the Company entered into an Agreement and Plan of Exchange with DCG.
Vortex Ocean One, LLC - On June 30, 2008, the Company formed a limited liability company with Tiran Ibgui, an individual ("Ibgui"), named Vortex Ocean One, LLC (the "Vortex One"). The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary DCG (as reported on the Company's Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One.  Mr. Ibgui paid $525,000 as consideration for his 50% ownership in Vortex One and the Company issued 5,250 common shares at an establish $1.00 per share price for its 50% ownership in Vortex One. In October and November 2008, the Company entered into settlement arrangements with Mr. Ibgui, whereby the Company agree to transfer the 5,250 common shares previously owned by Vortex One to Mr. Ibgui in exchange for settlement of all disputes between the two parties, and also pledged and assigned the DCG four term assignments. On March 2009, Vortex One exercised its rights under the pledge and entered into a sale agreement with third party with regards to the 4 term assignments. Said sale was given full effect in the 2009audited financial statements.
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

6. Income taxes

For U.S. Federal income tax purposes, the Company had unused net operating loss carry forwards at December 31, 2008 of approximately $36.6 million available to offset future taxable income. From the $36.6 million of losses, $0.5 million expires in 2009, $0.3 million expires in 2010, $1.6 million expires in 2011, $0.9 million expires in 2012, and $33.3 million expires in various years from 2017 through 2027. The Company has no capital loss carryover for US income tax purposes. The Company is in process of compiling and filing its 2009 tax return.

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

The Company recorded a full valuation allowance against the net deferred tax assets. In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and tax loss carry forwards become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefit of these deductible differences, net of existing valuation allowances at December 31, 2008. Undistributed earnings of the Company’s indirect investment into foreign subsidiaries are currently not material. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income tax has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

7. Commitments and Contingencies

Employment Agreement:

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President that provided for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. His base salary was subsequently raised to $360,000 per year.
During the first and second quarter of 2010 and the fiscal year 2009, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of June 30, 2010, the Company owes Mr. Attia approximately $1,189,000 for those expenses.  Mr. Attia resigned from the Company on June 11, 2010; in connection with that resignation, the Company owes Mr. Attia a note payable for approximately $1,010,000, and the remainder that is owed (approximately $179,000) is classified as an account payable and is therefore a current liability of the Company.

 Lease Agreements:

The Company head office was located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis (The Company notified the landlord that effective December 1, 2009 it will terminate and vacate the premises), paying $219 per month. The Company’s operation office (and headquarter from December 1, 2009 to June 2010) was located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month (lease term ends June 2011). Effective June 2010, based on a change of control per the Trafalgar settlement agreement, the Company is operating only from its operational offices located at 9270 Two Notch Road, Suite 4, Columbia, SC 29223.  These offices are shared with Trafalgar, and the Company will pay no rent until participation in lease expenses has been established.  .

Future minimum payments of obligations under the operating lease at December 31, 2009 were as follows:

2010	2011	Thereafter
$22,500	$15,000	$—

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

Trafalgar - On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement which was declared effective as of December 31, 2009 the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into  a new class of Series E Preferred Shares, which shall have the following terms: (i) $3 Million Face Amount (as agreed amount between all parties) (ii) Maturity in cash in Thirty Months (30 months) from date of issue (iii) Optional Redemption by the Company at any time, for Face Value including accrued unpaid dividends (iv) Dividends Accrue at 7% (seven percent) per annum.   The Series Preferred E shares will be convertible at the option of the holders, into Six Hundred Million (six hundred million) common shares of the Company, at any time upon written notice to the company. This share issuance is larger than the shares currently authorized by the Company; at the point where we issue the shares, we will authorize a sufficient number of shares. Trafalgar will be entitled to appoint 4 directors to the Company board.

Verge Bankruptcy & Rusk Litigation - On January 23, 2009, Verge Living Corporation (the “Debtor”), a former wholly owned subsidiary of Atia Group Limited (“AGL”), a former subsidiary of the Company, filed a voluntary petition (the “Chapter 11 Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”).  The Chapter 11 Petitions are being administered under the caption In re: verge Living Corporation, et al., Chapter 11 Case No. ND 09-10177 (the “Chapter 11 Proceedings”).  The Bankruptcy Court assumed jurisdiction over the assets of the Debtors as of the date of the filing of the Chapter 11 Petitions.  . On April 28, 2009, Chapter 11 Proceedings changed venue to the United States Bankruptcy Court for the District of Nevada, Chapter 11 Case No BK-S-09-16295-BAM. As Debtor as well as its parent AGL were subsidiaries of the Company at time when material agreements where executed between the parties, the Company may become part of the proceeding. In August 2008, Dennis E. Rusk Architect LLC and Dennis E. Rusk, (“Rusk”) were terminated by a former affiliate of the Company. Rusk filed a lawsuit against the Debtor, the Company and multiple other parties in Clark County, Nevada, Case No. A-564309. The Rusk parties seek monetary damages for breach of contract. The Company has taken the position that the Company will have no liability in this matter as it never entered an agreement with Rusk. The court handling the Verge bankruptcy entered an automatic stay for this matter. On or about October 28, 2009 the parties settled said complaint, where the other parties agreed to pay the Rusk parties the sum of $400,000. The amount of $37,500 was advanced by the other parties to the Rusk parties. The Company’s Board of Directors agreed to issue to the other parties 4 million shares of the Company, as the Company participation in said settlement, which was done on October 2008. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The complaint against the Company was dismissed with prejudice as final on March 23, 2010. Mr. Rusk filed a motion with court seeking to set aside said dismissal based on various allegations. His motion was rejected by the court.

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

Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. In consideration for the sale of the Assignments, The buyer(s) shall pay the total sum of $2,300,000 to Seller as follows: (i) A $225,000.00 payment upon execution (paid) (ii) A 12 month $600,000.00 secured promissory note bearing no interest with payments to begin on the first day of the second month after the properties contained in the Assignments begin producing. (iii) A 60 month $1,500,000.00 secured promissory note bearing no interest with payments to begin the first day of the fourteenth month after the properties contained in the Assignments begin producing. As the Note bears no interest the Company discounts it to present value (for the day of issuing, e.g. March 1, 2009) using 12% as discount interest rate per annum, which is the Company’s approximate cost of borrowing.  The Company alleges that the buyers are not performing under the notes. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the buyers a one-time 60 day extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean One’s position is that the buyers as well as the operator breached the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements. To date no complaint has yet been filed, as the Company and its attorneys are still in the process of learning the chain of title associated with the wells.

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
Sharp - On October 20, 2009, an alleged former shareholder of the Company (Mr. Sharp), has filed a lawsuit against the Company and Mr. Attia in San Diego County, California (case number SC105331). Mr. Sharp subsequently attempted to settle the matter for a nominal fee, which the Company refused to accept. The Company disputes all of Mr. Sharp’s claims as meritless, frivolous and unsubstantiated and believes that it has substantial and meritorious legal and factual defenses, which the Company intends to pursue vigorously. The Company filed a motion to change venue which was successfully granted by court. On January 15, 2010, the case was transferred to Los Angeles.  On June 2, 2010, the parties agreed to settle the case for $25,000, to be paid to Sharp.  Per the terms of the settlement, Sharp has agreed to drop his action against the Company, and will, among other things, cease and desist contacting the Company’s past and current shareholders.

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

Voluntarily delisting from The NASDAQ Stock Market:

On June 6, 2008, the Company provided NASDAQ with notice of its intent to voluntarily delist from NASDAQ, which notice was amended on June 10, 2008. The Company is voluntarily delisting to reduce and more effectively manage its regulatory and administrative costs, and to enable Company management to better focus on its business. The Company requested that its shares be suspended from trading on NASDAQ at the open of the market on June 16, 2008, which was done. Following clearance by the Financial Industry Regulatory Authority ("FINRA") of a Form 211 an application was filed by a market maker in the Company's stock.  The Company is currently traded on the electronic bulletin board (OTCBB).

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

Trafalgar Convertible Note:

In connection with the convertible note and as collateral for performance by the Company under the terms of said note, the Company issued to Trafalgar 45,000 common shares to be placed as security for said note. Said shares considered by the Company to be escrow shares.  Given the net loss for the period, such shares are anti-dilutive to weighted-average basic shares outstanding.

Defaults upon Convertible Notes:

The Company is in default on some of its convertible notes. The Company applied the default rate (18% per annum) to those notes during the quarter.  This is reflected fully in the Financial Statements.

Certain Pending Agreement in regard to Convertible Notes:

Per the settlement agreement with Trafalgar, the Company agreed that all noteholders (with the exception of the note held by Trafalgar) will be consolidated into a lump sum of $1,285,000 which will have a convertible feature via preferred stock (not issued yet) into common shares of the Company. The adjustment mechanism states the number of Conversion Shares issuable to the preferred holders shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) $1,285,000 plus the actual legal fees and costs incurred by the Holders and the Holder’s successors, designees and assigns (capped at $30,000) , divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Holders, such additional Conversion Shares shall be issued to the Holders or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower, such Conversion Shares shall be promptly returned to the Borrower. The aggregate amount of shares to be issued per the above mechanism will be limited to eight percents (8%) from the total shares of the Company based on fully diluted basis.

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

On June 30, 2010, the Board of Directors of the Company approved the change of its name to ECO-Trade Corporation and the reverse split of the common stock of the Company on a 100:1 basis. The implementation of the name change and the reverse split is subject to obtaining shareholder approval, as well as making the appropriate filings with the Securities and Exchange Commission and FINRA.

Pending Transactions and potential exposure associated with the Yasheng Group:

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

Per authorization received from Yasheng Group the Company entered negotiations with the owner of the Facility to acquire the “big box” with financing from the owner. The Company exchanged a few counter offers with the Facility’s owner. As disclosed by the Company (see below and Subsequent events), Yasheng BVI noticed the Company of termination of the Exchange Agreement, and as such the Company, which is still pursuing its core business (developing of a logistics center), instructed its listing agents to locate a smaller Facility for the company than the above (which is still available per the Company’s agent’s inquiries during June 2010).

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

Under the terms of the Trafalgar Settlement, the Company has agreed to cancel the 50MM shares it had previously issued to Yasheng as consideration for Yasheng agreeing to explore transactions and a possible merger with the Company. The cancellation of those shares has not yet been completed.

On June 11, 2010, per the settlement agreement with Trafalgar, the Company appointed William Lieberman, Andre Lauzier, Jeffrey Stemberg, and Gerry Weinstein to the Board of Directors. Effective June 18, 2010 the Board has appointed Mr. Lieberman as acting President.

On June 30, 2010, the Company entered into a Joint Venture Agreement (the "Agreement") with CMARK International, Inc. ("CMARK"), for the purpose of creating a jointly owned company to be named "Government Logistics Financing Group" or such other acceptable name, that will assist in implementing and servicing an existing backlog of services provided by CMARK in the areas of construction, interior systems and hospitality operations primarily to the U.S. Federal government and U.S. Federal government prime contractors.

On June 30, 2010, the Board of Directors of the Company approved the change of its name to ECO-Trade Corporation, and the reverse split of the common stock of the Company on a 100:1 basis. The implementation of the name change and the reverse split is subject to obtaining shareholder approval, as well as making the appropriate filings with the Securities and Exchange Commission and FINRA.

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

On January 20, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 13,000,000 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias (see above), was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.   After the date of this conversion, Ms. Atias still held a note payable by the Company for $50,000.

On March 23, 2010, the Company issued 8,000,000 shares of its common stock at 0.006 par value to Donfeld, Kelley & Rollman (“Kelley”), the Company lawyer, as partial payment for legal fees due. The promissory note, which was converted by Kelley, was issued on August 30, 2009.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. The adjusting mechanism of his Note is still in effect.

On April 10, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Ms. Atias whereby the Company and Ms. Atias exchanged the remaining balance of $50,000 from a promissory note in the amount of $250,000 held by Ms. Atias,  into 12,714,286 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion had already been converted by Ms. Atias, was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. After the agreement was consummated, the Company paid the Atias note in full.

On April 10, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Mrs. Priscilla Dunckel whereby the Company and Mrs. Dunckel exchanged $20,000 of a promissory note in the amount of $20,000 held by her into 5,085,714 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. On April 10, 2010, via an exchange agreement, Mrs. Dunckel’s note was paid off in full.

Preferred Stock:

Series A and B were converted in 2009 into common stock.

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

Series E – On April 15, 2010 the Company’s Board of Director approved settlement agreement with Trafalgar effective December 31, 2009. The parties agreed that the debts owed to Trafalgar will be converted into Series E Preferred Stock which shall carry a maturity of 30 months and bear 7% annual interest. The Series E Preferred Shares are convertible into six hundred million common shares of the Company, at any time upon written notice to the Company.  The Company recognizes that the conversion would cause it to exceed its authorized shares; in the event of conversion, the Company will authorize more shares at that time.

In connection with issuance of Series E and F, please see Subsequent Events.

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

No options were exercised during the period ended June 30, 2010 and the year ended December 31, 2009.

The following table summarizes information about shares subject to outstanding options as of June 30, 2010, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable		Weighted- Average Exercise Price
100,000	$4.21	$4.21	1.79		$100,000	$4.21
30,000	$4.78	$4.78	2.32		$30,000	$4.78
200,000	$3.40	$3.40	3.31		$150,000	$3.40
				$
330,000	$3.40-4.78	$3.77	2.66		$280,000	$3.84

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

10. Related party transactions

During the first and second quarter of 2010 and the fiscal year 2009, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of June 30, 2010, the Company owes Mr. Attia approximately $1,189,000 for those expenses, of which approximately $1,009,000 was classified as a convertible note, and the remaining balance was classified as Accounts Payable, and is therefore a current liability of the Company.  In connection with the change in control per the settlement agreement with Trafalgar, Mr. Attia resigned from the Company on June 11, 2010..  All aspects are reflected in the financial statements shown herein.

Per the Trafalgar settlement agreement and filing form 14 F-1, Messers Schaffer and Reich resigned as Directors of the Company. The amounts accrued as Directors Fees were converted into convertible notes. The unpaid balances that were not converted into notes in the amount of $19,418 are included among the Company’s  Payables.

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

As of June 30, 2010 the Company has 1,000 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

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

14. Subsequent events

On June 30, 2010, the Company entered into a Joint Venture Agreement (the "Agreement") with CMARK International, Inc. ("CMARK"), for the purpose of creating a jointly owned company to be named "Government Logistics Financing Group" or such other acceptable name ("Newcorp"), that will assist in implementing and servicing an existing backlog of services provided by CMARK in the areas of construction, interior systems and hospitality operations primarily to the U.S. Federal government and U.S. Federal government prime contractors. The authorized capital of Newcorp will consist of 100,000 shares of Common Stock, par value $0.0001 per share. Upon creation of Newcorp, Yasheng will subscribe for 50 shares at an aggregate purchase price of $1,000, and CMARK will subscribe for 50 shares at an aggregate purchase price of $1,000. Newcorp will have a Board of Directors consisting of two members, one being designated by Yasheng and the other being designated by CMARK.

On June 30, 2010, the board of directors of the Company approved the change of its name to ECO-Trade Corporation and the reverse split of the common stock of the Company on a 100:1 basis. The implementation of the name change and the reverse split is subject to obtaining shareholder approval as well as making the appropriate filings with the Securities and Exchange Commission and FINRA.

The Company entered into a Securities Purchase Agreement (the "Trafalgar Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes"). Pursuant to the terms of the Agreement, the Company and Trafalgar closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008.  The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008.    On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement which was declared effective as of December 31, 2009, the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 2,000 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.70 per share of B Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

In addition to any voting rights provided by law, holders of the E Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of E Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the E Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of E Preferred Stock will be entitled to receive, in preference to holders of Common Stock, an amount equal to the original purchase price per share, plus interest of 15%.

Trafalgar  has contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company's then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E Preferred Stock to Trafalgar Capital Advisors LLC.

The Company entered into letter agreements with each  of Jeffrey Sternberg, Gerry Weinstein, Andre Lauzier and William Lieberman, directors of the Company, whereby each of the directors agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”).

Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 500 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights.

In addition to any voting rights provided by law, holders of the F Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of F Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the F Preferred Stock may be converted on the record date for determining stockholders entitled to vote multiplied by 10.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

Three Months Period Ended June 30, 2010 Compared to Three Months Period Ended June 30, 2009

Due to the financial investment in Gas and Oil activity, which commenced in May 2008, and the development of our logistic operations, the consolidated statements of operations for the periods ended June 30, 2010 and 2009 are not comparable. The financial figures for 2009 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware. This section of the report should be read together with the Company consolidated financials.

The consolidated statements of operations for the periods ended June 30, 2010 and 2009 are compared (subject to the above description) in the sections below:

Compensation and related costs

The following table summarizes compensation and related costs for the three months ended June 30, 2010 and 2009:

Three months ended June 30,	2010	2009
Compensation and related costs	$60,568	$71,532

Compensation and related costs is down about 15% from the same period last year, due to downward adjustments in overhead.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the six months ended June 30, 2010 and 2009:

Three months ended June 30,	2010	2009
Consulting, director and professional fees	$105,600	$112,161

Consulting, professional and director fees for the three months ended June 30, 2010was comparable to the prior period..

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended June 30, 2010 and 2009:

Three months ended June 30,	2010	2009
Other selling, general and administrative expenses	$89,092	$46,706

Overall, other selling, general and administrative expenses increased by 91%, or about $42,000, due mostly to increased development expenses associated with the logistics center, some of which involved travel, well as expenses stemming from the Trafalgar settlement.  The company incurred legal expenses of $48,000, which was paid in stock during the period.

Interest income and expense

The following table summarizes interest income and expense for the three months ended June 30, 2010 and 2009:

Three months ended June 30,	2010	2009
Interest income	$0	$40,002
Interest expense	$(86,118)	$(1,476,439)

Interest income was not comparable between the periods, due to the changed business model from the first quarter of 2009 to the first quarter of 2010. Interest expense decreased by 94%, or about $1,390,000, mainly due to a decreased reliance on external lenders to finance the Company’s business model.  In the current period, the Company relies more on its equity, and certain parties (previously Mr. Attia, and currently Trafalgar) for financing.  However, there can be no assurance that these methods of financing the Company’s business model will continue to be successful.

Six Months Period Ended June 30, 2010 Compared to Six Months Period Ended June 30, 2009

Due to the financial investment in Gas and Oil activity, which commenced in May 2008, and the development of our logistic operations, the consolidated statements of operations for the periods ended June 30, 2010 and 2009 are not comparable. The financial figures for 2009 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware. This section of the report should be read together with the Company consolidated financials.

 The consolidated statements of operations for the periods ended June 30, 2010 and 2009 are compared (subject to the above description) in the sections below:

Compensation and related costs

The following table summarizes compensation and related costs for the six months ended June 30, 2010 and 2009:

Six months ended June 30,	2010	2009
Compensation and related costs	$139,755	$143,065

Amounts did not change materially from the prior period.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the six months ended June 30, 2010 and 2009:

Six months ended June 30,	2010	2009
Consulting, director and professional fees	$250,439	$271,370

Consulting, professional and director fees for the six months ended June 30, 2010 was comparable to the prior period.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the six months ended June 30, 2010 and 2009:

Six months ended June 30,	2010	2009
Other selling, general and administrative expenses	$101,759	$87,301

Overall, other selling, general and administrative expenses increased by 17%, or about $14,000, due mostly to increased development expenses associated with the logistics center, some of which involved travel, well as expenses stemming from the Trafalgar settlement.  The company incurred legal expenses of $48,000, which was paid in stock during the period.

Interest income and expense

The following table summarizes interest income and expense for the six months ended June 30, 2010 and 2009:

Six months ended June 30,	2010	2009
Interest income	$0	$211,567
Interest expense	$(143,170)	$(1,738,679)

Interest income was not comparable between the periods, due to the changed business model from the first quarter of 2009 to the first quarter of 2010. Interest expense decreased by 92%, or about $1,596,000, mainly due to a decreased reliance on external lenders to finance the Company’s business model.  In the current period, the Company relies more on its equity, and certain parties (previously Mr. Attia, and currently Trafalgar) for financing.  However, there can be no assurance that these methods of financing its business model will continue to be successful.

Liquidity and Capital Resources

During the first and second quarter of 2010 and the fiscal year 2009, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As a result of the Trafalgar settlement agreement, Trafalgar decided to continue to pursue the Company’s core business of logistics, and to fund the working capital needs of the Company. There is no guarantee that Trafalgar will keep on funding the Company. As of June 30, 2010, our cash, cash equivalents and marketable securities were $279, a decrease of approximately $85,000 from the end of fiscal year 2009. The decrease in our cash, cash equivalents and marketable securities is the result of cash flow used by our operations during the first and second quarter of 2010.  Cash flows used by operating activities for the six months ended June 30, 2010 and 2009 was $(236,196) and $(76,166), respectively. The change is primarily due to the decrease in our payables.

Cash flows used in investing activities for the six months ended June 30, 2010 and 2009 was $0 and $160,000, respectively.  The reason for the change is that in the first six months of 2009 the Company paid $160,000 to a member of Vortex Ocean LLC.  Cash provided by financing activities for the six months ended June 30, 2010 and 2009 was $150,700 and $115,000, respectively. The reason for the change is higher proceeds from a note payable in the current period.

In the event the Company makes future acquisitions or investments, additional bank loans or fund raising may be used to finance such future acquisitions. The Company may consider the sale of non-strategic assets. The Company currently anticipates that its available cash resources will not be sufficient to meet its prior anticipated working capital requirements. Accordingly, the Company will be required to raise additional capital in the near future to continue operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4.	Controls and Procedures

Disclosure Control and Procedures

We maintain “disclosure controls and procedures,” as such term defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.

Management, including our Chief Executive Officer and Principal Financial Officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurances that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and further, no evaluation of controls can provide absolute assurances that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.    Based on that evaluation, as of June 30, 2010, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or  engage in an extraordinary transaction, we will continuously review our disclosure controls and procedures  to ensure the controls and procedures remain adequate.

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

The Company is not currently involved in any active litigation. In regard to prior legal proceedings and its status please refer to the footnotes of the included financial statements.

ITEM 1A.	Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, and such, are not required to provide the information under this item.

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

On March 23, 2010, the Company issued 8,000,000 shares of its common stock at $0.006 par value to Donfeld, Kelley & Rollman (“Kelley”), the Company lawyer, as partial payment for legal fees due. The promissory note, which was converted by Kelley, was issued on August 30, 2009.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.

On April 10, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Atias whereby the Company and Ms. Atias exchanged $50,000 of a promissory note in the amount of $250,000 held by Ms. Atias, which is the remaining balance on said Note, into 12,714,286 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion had already been converted by Ms. Atias, was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. After the agreement was consummated, the Company paid the Atias note in full.

On April 10, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Mrs. Priscilla Dunckel whereby the Company and Mrs. Dunckel exchanged $20,000 of a promissory note in the amount of $20,000 held by her into 5,085,714 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. On April 10, 2010, via an exchange agreement, Mrs. Dunckel’s note was paid off in full.

On May 31, 2010, as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $133,344 payable to Mr. Schaffer (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. The Note in the amount of $133,344 is convertible to 15,000,000 common shares of the Company.  However, the amount of shares to be delivered may be increased in certain circumstances. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender be adjusted such that the aggregate number of shares issuable to the holder is equal to (a) 15,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the holder (i.e. if a total issuance of more than 15,000,000 shares is required), such additional Conversion Shares shall be issued to the holder or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the holder (i.e. if an aggregate issuance of less than 15,000,000 shares is required), such Conversion Shares shall be promptly returned to the holder.

On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $149,177 payable to Mr. Reich (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. The Note in the amount of $149,177 is convertible to 15,000,000 common shares of the Company, which may be adjusted.  The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the holder shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 15,000,000 plus the actual legal fees and costs incurred by the holder and the holder’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the holder (i.e. if a total issuance of more than 15,000,000 shares is required), such additional Conversion Shares shall be issued to the holder or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 15,000,000 shares is required), such Conversion Shares shall be promptly returned to the holder.

On May 31, 2010 as consideration for cash loans made by Mr. Attia to the Company, which were used to fund our ongoing operations, the Company signed a Note Payable for $1,000,000 payable to Mr. Attia (who resigned from the Board on June 12, 2010) due on May 30, 2011 at 12% per annum. The Note in the amount of $1,000,000 is convertible to 100,000,000 common shares of the Company, which may be adjusted in certain circumstances. The Note has an adjustment mechanism which states that the number of Conversion Shares issuable to the holder shall be adjusted such that the aggregate number of shares issuable to the holder is equal to (a) 100,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the holder (i.e. if a total issuance of more than 100,000,000 shares is required), such additional Conversion Shares shall be issued to the holder or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the holder (i.e. if an aggregate issuance of less than 100,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

The Company entered into a Securities Purchase Agreement (the "Trafalgar Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes"). Pursuant to the terms of the Agreement, the Company and Trafalgar closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008.  The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008.    On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement which was declared effective as of December 31, 2009, the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 2,000 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.70 per share of B Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

In addition to any voting rights provided by law, holders of the E Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of E Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the E Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of E Preferred Stock will be entitled to receive, in preference to holders of Common Stock, an amount equal to the original purchase price per share, plus interest of 15%.

Trafalgar  has contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company's then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E Preferred Stock to Trafalgar Capital Advisors LLC.

The Company entered into letter agreements with each  of Jeffrey Sternberg, Gerry Weinstein, Andre Lauzier and William Lieberman, directors of the Company, whereby each of the directors agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”).

Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 500 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights.

In addition to any voting rights provided by law, holders of the F Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of F Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the F Preferred Stock may be converted on the record date for determining stockholders entitled to vote multiplied by 10.

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

As disclosed in the financial statement footnote (see Notes Payable), the Company is in default on some of its convertible notes. As such the Company has applied the default rate (18% per annum) to those notes during the quarter.  This is reflected fully in the Financial Statements.

ITEM 4.	RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.1	Certificate of Designation – Series E Preferred Stock (1)

4.2	Certificate of Designation – Series F Preferred Stock (1)

10.1	Joint Venture Agreement by and between Yasheng Eco-Trade Corporation and CMARK International, Inc., dated June 30, 2010. (2)

10.2	Form of Agreement entered between Yasheng Eco Trade Corp. and each of the directors of the Company. (1)

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

99.1	Settlement Agreement and Release of Claims by and between Yasheng Eco-Trade Corporation and George A. Sharp, dated June 2, 2010 (

(1)	Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on August 11, 2010.
(2)	Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on July 7, 2010.
(3)	Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on June 4, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia, South Carolina, on August 18, 2010.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)

By:	/s/William Lieberman
William Lieberman
President, Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer