Form 10-Q/A
period 2010-06-30
Yasheng Eco-Trade Corp
filed 2010-08-20
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A

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

Sharp - On October 19, 2009, George A. Sharp (“Sharp”) filed a Complaint in the San Diego Superior Court, Case No. 37-2009-00100574-CU-MC-CTL (the “Case”) against the Company.  On December 29, 2009, Sharp filed a First Amended Complaint in the Case.  On January 15, 2010, the Court in the San Diego Superior Court granted the motion of the Company to transfer the Case to the Los Angeles Superior Court.  The Case was assigned Case Number BC434061 in the Los Angeles Superior Court on or about March 24, 2010.

On June 2, 2010, the Company entered into a settlement agreement and release of claims (the “Sharp Agreement”) with Sharp for the purpose of resolving the Case.  Under the terms of the Sharp Agreement, the parties agreed to settle the action pursuant to which the Company will pay Sharp $25,000 (the “Funds”) on or before June 3, 2010, which was paid.  Upon receipt of the Funds, Sharp will provide an executed Request for Dismissal with prejudice.  Additionally, Sharp has agreed to cease and desist from contacting shareholders of the Company and communicating in any manner regarding the Company.

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

99.1	Settlement Agreement and Release of Claims by and between Yasheng Eco-Trade Corporation and George A. Sharp, dated June 2, 2010 (3)

(1)	Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on August 11, 2010.
(2)	Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on July 7, 2010.
(3)	Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on June 4, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia, South Carolina, on August 20, 2010.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)

By:	/s/William Lieberman
William Lieberman
President, Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer