Form 10-Q
period 2010-09-30
Yasheng Eco-Trade Corp
filed 2010-11-16
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).      Yes ☐           No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	1,297,548
(Class)	(Outstanding at November 12, 2010)

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)

INDEX

PART I.	Financial Information	3

Item 1.	Financial Statements (Un-Audited)	3

	Condensed Consolidated Balance Sheet as of September 30, 2010 and as of December 31, 2009	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009	5

	Condensed Consolidated Statements of Stockholders' equity for the nine months ended September 30, 2010	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II.	Other Information	40

Signature		43

-
PART I        FINANCIAL INFORMATION

ITEM 1.	Financial Statements

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

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
Amounts in US dollars

	September	December 31
ASSETS	2010	2009
Current assets:	(unaudited)	(audited)
Cash and cash equivalents	20,000	85,789
Total current assets	20,000	85,789

Total Non Current assets from discontinued operations	1,544,690	1,544,690
Allowance for bad debts	(1,544,690)
Total assets	20,000	1,630,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	427,091	1,390,451
Short-term convertible notes payable and other current liabilities	1,880,400	151,742
Total current liabilities	2,307,491	1,542,193
Convertible note payable - Trafalgar	258,474	3,535,000
Total liabilities	2,565,965	5,077,193

Stockholders' equity
Preferred stock, series C convertible, $.025 stated value, 210,087 shares authorized issued and outstanding	5,000	5,000
Preferred stock, series E convertible, $10 stated value, 300,000 shares authorized issued and outstanding	300,000
Preferred stock, series F convertible, $1 stated value, 40,000 shares authorized issued and outstanding	40,000
Common stock, $0.001 par value - Authorized 400,000,000 shares; 1,297,548 and 1,409,098 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,298	1,410
Additional paid-in capital	95,515,540	92,763,605
Accumulated deficit	(98,380,768)	(96,189,694)
Accumulated other comprehensive loss	(2,226)	(2,226)
Treasury stock – 1,000 common shares at cost	(24,809)	(24,809)
Total stockholders' equity	(2,545,965)	(3,446,714)

Total liabilities and stockholders' equity	20,000	1,630,479

See accompanying notes to consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
	-	---	20,000	-

Cost of revenues from discontinued operations	---	---		-

Operating expenses
Discontinued operations	-	-	-	-
Bad debt expense from discontinued operations	-		1,544,690	-
Compensation and related costs	14,573	143,064	154,328	214,597
Consulting, professional and directors fees	26,700	164,312	277,139	435,682
Other selling, general and administrative expenses	75,838	135,500	177,597	222,801
Total operating expenses	117,111	442,876	2,153,754	873,080

Operating loss	(117,111)	(442,876)	(2,133,754)	(873,080)

Interest income	-	-	-	211,567
Interest (expense)	(110,980)	(434,129)	(254,150)	(2,172,808)
Net interest (expense)	(110,980)	(434,129)	(254,150)	(1,961,241)
Financing loss - change in conversion price	-			(1,786,000)
Loss before income taxes	(228,091)	(877,005)	(2,387,904)	(4,620,321)
		-
		-
		-

Net Loss before minority interest in loss of consolidated subsidiary	(228,091)	(877,005)	(2,387,904)	(4,620,321)
Less minority interest in loss of consolidated subsidiary	-	-		(325,000)
Net loss	(228,091)	(877,005)	(2,387,904)	(4,945,321)
		0
Comprehensive (loss)	$(228,091)	$(877,005)	$(2,387,904)	$(4,945,321)

Comprehensive loss per basic and diluted shares	$(0.25)	$(0.01)	$(2.63)	$(0.18)
Weighted average number of shares outstanding, basic and diluted	906,660	68,293,839	906,660	28,985,375

See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Preferred Stock				Common Stock		Additional
	Number		Preferred	Preferred	Number		Paid-in	Accumulated	Accumulated Other	Treasury	Shareholders'
	of Shares	Amount	Series E	Series F	of Shares	Amount	Capital	Deficit	Comprehensive Loss	Stock	Equity
Balances January 1, 2009	1,000,000	1,200,000			8,728	9	85,468,147	(89,497,091)	(2,226)	(24,809)	(2,855,970)
Conversion of note to common shares					85,000	85	1,057,249				1,057,334
Change in conversion price							1,786,000				1,786,000
Shares issued to Yasheng					500,000	500	196,330				196,830
Shares issued to Capitol					384,615	385	151,025				151,410
Conversion of preferred Series B stock	(1,000,000)	(1,200,000)			75,000	75	1,199,925				-
Issuance of Series C Preferred Stock	210,087	5,000					(55)				4,945
Discount on conversion of debt							1,278,821				1,278,821
Star note payable conversion					80,000	80	349,920				350,000
Moran note payable conversion					119,033	119	99,881				100,000
Common stock issuance: Raccah					10,757	11	377,209				377,220
Common stock issuance: Yaniv					500	1	74,999				75,000
Common stock issuance for servies: Fleming law firm					465	1	22,299				22,300
Common stock issuance for servies: Public Relations firm					5,000	5	51,995				52,000
Common stock for Rusk					40,000	40	399,960				400,000
Common stock for Socius					100,000	100	249,900				250,000
Net loss for period								(6,692,603)			(6,692,603)
Balance December 31, 2009	210,087	5,000			1,409,098	1,410	92,763,605	(96,189,694)	(2,226)	(24,809)	(3,446,714)
Common stock for Moran Atias					130,000	130	99,870				100,000
Common stock issuances for services: legal fees					80,000	80	78,573				78,653
Common stock for Moran Atias					127,143	127	49,873				50,000
Common stock for Priscilla Dunckel					51,307	51	19,949				20,000
Issuance of Series E Preferred Stock			300,000								300,000
Issuance of Series F Preferred Stock				40,000							40,000
Conversion of note payable to preferred shares							2,700,000				2,700,000
Cancellation of Yasheng shares					(500,000)	(500)	(196,330)	196,830			-
Net loss for period								(2,387,904)			(2,387,904)
Balance September 30, 2010	210,087	5,000	300,000	40,000	1,297,548	1,298	95,515,540	(98,380,768)	(2,226)	(24,809)	(2,545,965)

See accompanying notes to condensed consolidated financial statements.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30
	2010	2010

Comprehensive loss	(2,387,904)	(4,945,321)
Decrease in Notes Payable	(356,061)	-
Stock issuances for services	88,000
Financing loss		1,786,000
Amoritzation of debt discount and accrued interest		2,141,344
Other non-cash adjustments	109,489
Decrease in Accounts Payable and Accrued Expenses	(963,361)
Increase in Current Notes Payable and Other Current Liabilities	1,728,658
Net cash used by continuing operations	(1,781,179)	(1,017,977)
Net cash provided by discontinued operations	20,000	447,830
Bad debt expense from discontinued operations	1,544,690
Net cash used by operating activities	(216,489)	(570,147)

Cash flows from investing activities:	-	-
Cash paid to Votex Ocean member	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from Note payable, net	150,700	-
Proceeds from the issuance of stock	-	452,219
Net cash provided by financing activities	150,700	452,219

Net decrease in cash and cash equivalents	(65,789)	(117,928)
Cash and cash equivalents, beginning of year	85,789	123,903
Cash and cash equivalents, end of year	20,000	5,975

Supplemental disclosure:
Cash paid for interest expense	(254,150)	(1,437)
Cash received for interest	-	40,000

Summary of non-cash transactions:
Notes payable converted to common stock	170,000	-
Note payable converted to preferred stock	3,000,000
Restricted shares issued		88,507,998
Note payable converted to common stock and accrued interest on Trafalgar Note		2,784,226
Notes from selling subsidiary assets		2,100,000

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

On June 30, 2010 the Company’s Board of Directors voted to change its name to Eco-Trade Corporation.  The change of name will become effective upon complying with all SEC and FINRA requirements.

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

In 2008, the Company shifted its focus to the mineral resources industry, commencing gas and oil sub-industry, which was approved by its shareholders. Based on series of agreements, the Company entered into an Agreement and Plan of Exchange (the "DCG Agreement") with Davy Crockett Gas Company, LLC ("DCG") and its members ("DCG Members"). Pursuant to the DCG Agreement, the Company acquired and the DCG Members sold, 100% of the outstanding membership in DCG. DCG is a limited liability company organized under the laws of the State of Nevada.   Due to major issues in the development of the oil and gas project in Crockett County, Texas, the board obtained additional reserve report for the Company's interest in DCG and Vortex Ocean One, LLC (“Vortex Ocean”), which report indicated that the DCG properties being in essence negative in value. As a result of such report, the world and US recessions and the depressed oil and gas prices, the board of directors elected to dispose of the DCG property. As Such, the Company sold the DCG properties in 2009 to a third party (See Commitment and Contingencies).

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

As Yasheng failed to enter into a definitive agreement with the Company, we may lose a significant source of potential clients for the logistics center.  As such, the Company would be required to develop additional sources of clients and develop a significant sales force to achieve favorable results. On April 5, 2010, the Company issued a formal request to Yasheng demanding the surrender of the 50,000,000 shares issued to them as well as reimbursement to the Company for its expenses associated with the transaction in the amount of $348,240. To date, said formal request was not answered by Yasheng, and as such on September 30, 2010, the Company’s Board of Directors voted to cancel the 50,000,000 shares.

Micrologic, Inc. - Micrologic, Inc. (“Micrologic”), is in the business of design and production of EDA applications and Integrated Circuit (“IC”) design processes. The Company owns 100,000 shares of Micrologic through its ownership interest in EA Emerging Ventures Inc. (“EVC”) – which represented less than ten percent (10%) equity ownership in Micrologic, prior to further dilution.  Micrologic subsequently issued additional securities to third parties diluting our interest to approximately 7% of the issued and outstanding of Micrologic, Inc. On April 15, 2010, the Company sold all its holdings in Micrologic for consideration of $20,000.

The Company’s holdings in its subsidiaries at September 30, 2010 were as follows:

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

The Company's core business is the development of a logistics center in Southern California. In addition to continuing to pursue its ongoing core business, the Company has identified a promising potential business combination that stemmed from the need to hedge currencies.

During the reporting period, the Company commenced evaluating a potential joint venture in a gold exploration and export venture in Ghana. The transaction is subject to due diligence and approval of the board of the Company.

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

For the period ending September 30, 2010, the balance sheets and results of operations of DCG, and Vortex Ocean One, LLC are consolidated into these financial statements. As of and for the year ending December 31, 2009, the balance sheets and results of operations of DCG, and Vortex Ocean One, LLC are consolidated into these financial statements

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

\
Business segment reporting - The Company manages its operations in one business segment, Logistics Development primarily for the U.S. Federal government and U.S. Federal government prime contractors,

Effect of Recent Accounting Pronouncements - In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

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

The Company alleges that the buyers are not performing under the notes. Per the terms of the sale, Vortex Ocean and the Company should be paid commencing May 1, 2009. Vortex Ocean and the Company agreed to give the buyers a one-time 60 day extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex Ocean (on behalf of the Buyer) 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean’s position is that the buyers as well as the operator breached the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements. To date, no litigation has commenced, as title inquiries are still in progress.  Because of the dispute with the buyers, and the difficulty that may result in collecting timely on the notes, the Company expensed the notes in the second quarter of 2010.

4. Convertible Notes Payable

Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”)- The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Buyer") on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the "Notes"). Pursuant to the terms of the Agreement, the Company and the Buyer closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008, with escrow instruction to be closed on October 1, 2008. The Buyer, at its sole discretion, had the option to close on a second financing for $400,000 in Notes (which has been exercised as discussed below) and a third financing for $750,000 in Notes. Pursuant to the terms of the Agreement, the Company agreed to pay to the Buyer a commitment fee of 4% of the commitment amount, a structuring fee of $15,000, a facility draw down fee of 4%, issue the Buyer 150,000 shares of common stock, and pay a due diligence fee to the Buyer of $15,000. The Notes bear interest at 8.5% with such interest payable on a monthly basis with the first two payments due at closing. The Notes were due in full in September 2010.

The Company and Trafalgar became adversaries where each party filled a lawsuit against the other party in different jurisdictions which included California, Nevada (indirect lawsuit filed by Verge) and Florida. On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement, which was declared effective as of December 31, 2009, the parties agreed that Trafalgar converted its notes (at agreed amount of $3,000,000) into  a new class of Series E Preferred Shares.

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

On August 6, 2010, as previously agreed under the settlement terms, Trafalgar converted $3MM of its note into preferred shares, Series E.

Kobi Loria – On November 23, 2009, as a consideration for a cash loan, the Company signed a Note Payable for $100,000 payable to Kobi Loria due on March 31, 2010 at 12% per annum.   The Note includes a convertible feature into the Company Common Stock based on conversion ratio that shall be valued at 95% of the volume-weighted average price for 5 trading days immediately preceding the conversion notice. On December 23, 2009 the Company signed an additional Note Payable for $50,000 to Kobi Loria on the same terms as the prior Note. The consideration for the Notes was cash, which the Company used for working capital. On April 15, 2010 the Company agreed with Mr. Loria that as the Company did not have the cash resources to pay off the Notes due to current capital constraints, it would convey to him the Company’s interests in Micrologic (which had been designated for sale since 2008) as partial payments on the Notes. The parties agreed that the Micrologic conveyed interests will be valued at $20,000. As since March 31, 2010 the Company is in default on said notes, the Company accrued the default rate of 18% per annum on the relevant balances, but part of the note was offset by the agreed-upon value of the Micrologic conveyance.

Tiran Avgi (f/k/a Ibgui – “TA”) – On November 23, 2009 the Company ratified and issued a Note Payable for $365,000 to TA. TA was a 50% member with Vortex Ocean which invested in cash $525,000 on June 30, 2008. The Company entered numerous settlement agreements with TA in connection with Vortex Ocean; including providing collateral in form of pledge the DCG wells to TA. On February 2009, Vortex Ocean sold its interest to third parties, where per said sale the original balance of TA was reduced to $365,000 which remains due with maturity date of March 31, 2010. TA waived all his membership rights, and remains a secure lender under said note dated November 23, 2009 for his original investment that was consummated in cash on June 30, 2008.  Said Note in the amount of $365,000 is convertible to 10,000,000 common shares of the Company, which per the adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 10,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 10,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 10,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.  As since March 31, 2010 the Company is in default on said notes, the Company accrued the default rate of 18% per annum on the relevant balances.

The net amounts owed to TA per the operating agreement instructions, and settlement agreements can be summarized as following:

Original Cash Investment	525,000
Proceeds from sale:
Gross amount	(225,000)
Fee paid by Ibgui	25,000
Company Interest 20% Per operating Agreement	40,000
Note payable to TA	365,000

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

The breakdown of the Notes as due on September 30, 2010 can be summarized in the following table.  These notes have maturities of less than one year, and are therefore presented in the Company’s financials as Current Liabilities.

Holder	Date Issued	Maturity	Annual Rate	Face Value	Default Rate	9/30/2010
Mr. Attia	5/31/2010	5/30/2011	12.00%	1,000,000	18.0%	1,040,110
Mr. Avgi	11/23/2009	3/31/2010	N/A	365,000	18.0%	397,940
Mr. Reich	5/31/2010	5/30/2011	12.00%	149,177	18.0%	155,160
Mr. Louria	11/23/2009	3/31/2010	12.00%	84,175	18.0%	91,878
Mr. Louria	12/1/2009	3/31/2010	12.00%	51,956	18.0%	56,619
Mr. Schaffer	5/31/2010	5/30/2011	12.00%	133,344	18.0%	138,692

Total				1,783,653		1,880,400

Presented as Long term Liabilities:

Holder	Date Issued	Maturity	Annual Rate	Face Value	Default Rate	9/30/2010
Trafalgar - un converted portion	1/1/2010	N/A	7.00%	124,849	18.0%	128,236
Trafalgar - New notes 2010	N/A	N/A	0.00%	130,239	N/A	130,239

Total				255,088		258,474

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

Divesture of DCG and Vortex Ocean Wells - On March 2009 the board of directors of the company decided to vacate the DCG project. Goodwill was impaired by approximately $35.0M in association with this segment. On February 28, 2009 Vortex Ocean sold its term assignment interest in 4 wells to third party. In consideration for the sale of the Assignments, Buyer shall pay the total sum of $2,300,000 to Seller as follows: (i) A $225,000.00 payment upon execution (paid) (ii) A 12 month $600,000.00 secured promissory note bearing no interest with payments to begin on the first day of the second month after the properties contained in the Assignments begin producing. (iii) A 60 month $1,500,000.00 secured promissory note bearing no interest with payments to begin the first day of the fourteenth month after the properties contained in the Assignments begin producing. Because of the dispute on the notes, and the difficulty in collecting the money, the Company expensed the notes in the second quarter of 2010.

6. Income taxes

For U.S. Federal income tax purposes, the Company had unused net operating loss carry forwards at December 31, 2009 of approximately $37.3 million available to offset future taxable income. From the $37.3 million of losses, $0.3 million expires in 2010, $1.6 million expires in 2011, $0.9 million expires in 2012, and $34.5 million expires in various years from 2018 through 2029. The Company has no capital loss carryover for US income tax purposes. On October 2010 the Company filed its 2009 tax return.

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

7. Commitments and Contingencies

Employment Agreement:

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President that provided for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. His base salary was subsequently raised to $360,000 per year.  During the first and second quarter of 2010 and the fiscal year 2009, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of September 30, 2010, the Company owes Mr. Attia approximately $1,272,012 for those expenses.  Mr. Attia resigned from the Company on June 11, 2010; in connection with that resignation, the Company owes Mr. Attia a note payable for approximately $1,040,110, and the remainder that is owed (approximately $231,902) is classified as an account payable.  Both items are presented as current liabilities of the Company.

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

Sharp - On October 19, 2009, George A. Sharp (“Sharp”) filed a Complaint in the San Diego Superior Court, Case No. 37-2009-00100574-CU-MC-CTL (the “Case”) against the Company.  On December 29, 2009, Sharp filed a First Amended Complaint in the Case.  On January 15, 2010, the Court in the San Diego Superior Court granted the motion of the Company to transfer the Case to the Los Angeles Superior Court.  The Case was assigned Case Number BC434061 in the Los Angeles Superior Court on or about March 24, 2010. On June 2, 2010, the Company entered into a settlement agreement and release of claims (the “Sharp Agreement”) with Sharp for the purpose of resolving the Case.  Under the terms of the Sharp Agreement, the parties agreed to settle the action pursuant to which the Company will pay Sharp $25,000 (the “Funds”) on or before June 3, 2010, which was paid.  Upon receipt of the Funds, Sharp will provide an executed Request for Dismissal with prejudice.  Additionally, Sharp has agreed to cease and desist from contacting shareholders of the Company and communicating in any manner regarding the Company. On September 2010, the Company agent of service was served with a complaint by Sharp against the Company for breach of agreement. The complaint was filed with the superior court of California, in the County of Los Angeles.

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

Short Term Loan – by Investor:

On September 5, 2008 the Company entered a short term loan memorandum, with Mahomet Hauk Nudes, for a short term loan (“bridge”) of $220,000 to bridge the drilling program of the Company. As a consideration for said facility, the Company grants the investor with 100% cashless warrants coverage for two years at exercise price of $1.50 per share. The investor made a loan of $220,000 to the company on September 15, 2008 (where said funds were wired to the company drilling contractor), that was paid in full on October 8, 2008. Accordingly the investor is entitled to 2,000 cashless warrants from September 15, 2008 at exercise price of $1.50 for a period of 2 years.  The Company contests the validity of said warrants for cause.

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

On June 30, 2010, the Board of Directors of the Company approved the change of its name to ECO-Trade Corporation and the reverse split of the common stock of the Company on a 100:1 basis. The implementation of the name change and the reverse split is subject to  complying with all SEC and FINRA requirements.  On July 25, 2010, the Company obtained the approval of the majority of the shareholders to effect the reverse split.  The Company intends to wait at least 20 days from the date that it obtained the needed approval.  As of November 15, 2010, the reverse split has not yet occurred, but the reverse split has given full effect in the financial statements herein.

Pending Transactions and potential exposure associated with the Yasheng Group:

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

The Company is presently evaluating its options in moving forward with respect to Group based on various letters of intent and agreements with Group regarding various matters and is presently determining whether it should cease all activities with Group. As stated in Group press release: “Yasheng Group has other agreements with or involving Yasheng Eco Trade Corp as previously announced by Yasheng Eco Trade Corp and Yasheng Group can provide no assurances at this time that those agreements will be consummated”.  As such, the closing of any of the above (i) to (x) business opportunities by the Company, if at all, will require the completion of definitive documentations and completion of due diligence by the Company.   There is no guarantee that the parties will reach final agreements or that the transactions will close on the terms set forth above. Cukierman & Co. Investment House Ltd – a foreign Investment banking firm, as an advisor to the Company, is currently working with Yasheng Group trying to complete the due diligence package needed for the Company to acquire a stake in Yasheng Group or to proceed with any of the above,  if at all. On April 5, 2010 the Company issued a formal request to Yasheng demanding that they surrender of the 50,000,000 shares that were issued to them, as well as reimburse the Company for its expenses associated with the transaction in the amount of $348,240. To date, said formal request was not answered by Yasheng, and as such, on September 30, 2010, the Company’s Board of Directors voted to cancel the 50,000,000 shares, which it has the power to do, per the legend that the shares carry.

CMARK International:

On June 30, 2010, the Company entered into a Joint Venture Agreement (the "Agreement") with CMARK International, Inc. ("CMARK"), for the purpose of creating a jointly owned company to be named "Government Logistics Financing Group" or such other acceptable name, that will assist in implementing and servicing an existing backlog of services provided by CMARK in the areas of construction, interior systems and hospitality operations primarily to the U.S. Federal government and U.S. Federal government prime contractors. To date, CMARK has not provided the Company with its audited or reviewed financials. As such, the Company is putting the review of the suggested Agreement on hold..

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

Series E and Series F–

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

The Company entered into letter agreements with each of Jeffrey Sternberg, Gerry Weinstein, Andre Lauzier and William Lieberman, directors of the Company, whereby each of the directors agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). On October 25, 2010, Messrs. Lauzier, Stemberg, and Weinstein resigned from the Board of Directors, and agreed to cancel their Series F Preferred shares – see Subsequent Events.

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

(b) Other Options

As of September 30, 2010, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the period ended June 30, 2010 and the year ended December 31, 2009.

The following table summarizes information about shares subject to outstanding options as of September 30, 2010, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable		Weighted- Average Exercise Price
100,000	$4.21	$4.21	1.79		$100,000	$4.21
30,000	$4.78	$4.78	2.32		$30,000	$4.78
200,000	$3.40	$3.40	3.31		$150,000	$3.40
				$
330,000	$3.40-4.78	$3.77	2.66		$280,000	$3.84

(c) Warrants – Expired on June 2010

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

Cashless Warrants-Expired on September 2010:

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

10. Related party transactions

During the first and second quarter of 2010 and the fiscal year 2009, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of September 30, 2010, the Company owes Mr. Attia approximately $1,272,012 for those expenses, of which approximately $1,040,110 was classified as a convertible note, and the remaining balance of $231,902 was classified as Accounts Payable, and due to the maturity of the note in May 2011, both are therefore current liabilities of the Company.  In connection with the change in control per the settlement agreement with Trafalgar, Mr. Attia resigned from the Company on June 11, 2010..
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

As of September 30, 2010 the Company has 1,000 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

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

14. Subsequent events

On April 5, 2010 the Company issued a formal request to Yasheng demanding that they surrender of the 50,000,000 shares that were issued to them, as well as reimburse the Company for its expenses associated with the transaction in the amount of $348,240. To date said formal request was not answered by Yasheng, and as such, on September 30, 2010, the Company’s Board of Directors voted to cancel the 50,000,000 shares.

On June 30, 2010, the Board of Directors of the Company approved the change of its name to ECO-Trade Corporation and the reverse split of the common stock of the Company on a 100:1 basis. The implementation of the name change and the reverse split is subject to  complying with all SEC and FINRA requirements.  On July 25, 2010, the Company obtained the approval of the majority of the shareholders to effect the reverse split.  The Company intends to wait at least 20 days from the date that it obtained the needed approval.  As of November 15, 2010, the reverse split has not yet occurred, but the reverse split has given full effect in the financial statements herein.

On October 25, 2010, Andre Lauzier, Jeffrey Stemberg, and Gerry Weinstein resigned from the Board of Directors, and agreed to surrender their Series F Preferred shares to the Company for cancellation. As a result of this event, Mr. Lieberman is the sole director of the Company, is the sole remaining holder of the 10,000 Series F Preferred shares still outstanding after the event, and no longer holds voting control of the Company.

The Company is considering entering into a joint venture with a third party, EMERGING VENTURES (GHANA) LIMITED, which was incorporated in the Republic of Ghana on August 5, 2010 (“EVG”) to obtain an exploration and exporting gold license from the Republic of Ghana. On September 29, 2010, EVG notified the Company that it obtained a preliminary report regarding gold deposits (the “Prelim report”) that was conducted by EVG during September 2010 by a certified senior geologist from Accra, Ghana. The Prelim Report presents the results of three-day preliminary investigation carried out along the Ankobra River in the Amenfi East District of Western Region of Ghana. The main objective of the geological investigation was to conduct scout prospecting to establish the alluvial gold mineralization potential of the Wassa Adumako concession for EVG which will form the basis for its investment decision in the acquisition of the concession. Twelve samples from auger drill holes were submitted to SGS Laboratory Services GH. Ltd, for gold and silver assay. The results of the present scout prospecting indicate that the drilled holes, which were drilled randomly along the Ankobra River, indicated that mechanized operations should be considered. As such, EVG decided to carry out further detailed systematic exploration work for quantitative assessment of the available gold on the concession.

The negotiations with EVG are subject to the drafting and negotiation of a final definitive agreement, the Company performing due diligence on the opportunity including evaluating the Prelim Report and on EVG, as well as final board approval of the Company. As such, there is no guarantee that the Company will close the above transaction.

As disclosed on Footnote 1, the Company commenced negotiations with a third party to acquire some or all of the assets of a company which licenses a web-based Binary Options Platform.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

Three Months Period Ended September 30, 2010 Compared to Three Months Period Ended September 30, 2009

Due to the financial investment in Gas and Oil activity, which commenced in May 2008, and the development of our logistic operations, the consolidated statements of operations for the periods ended September 30, 2010 and 2009 are not comparable. The financial figures for 2009 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware. This section of the report should be read together with the Company consolidated financials.

The consolidated statements of operations for the periods ended September 30, 2010 and 2009 are compared (subject to the above description) in the sections below:

Compensation and related costs

The following table summarizes compensation and related costs for the three months ended September 30, 2010 and 2009:

Three months ended September 30,	2010	2009
Compensation and related costs	$14,573	$143,064

Compensation and related costs is approximately 90% lower than the same period last year, due to downward adjustments in overhead.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the three months ended September 30, 2010 and 2009:

Three months ended September 30,	2010	2009
Consulting, director and professional fees	$26,700	$164,312

Consulting, professional and director fees for the three months ended September 30, 2010 was approximately 84% lower than the prior period, due to increased use of stock as compensation for advisors and board members.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the three months ended September 30, 2010 and 2009:

Three months ended September 30,	2010	2009
Other selling, general and administrative expenses	$75,838	$135,500

Overall, other selling, general and administrative expenses decreased by approximately $60,000, or 44%, due to reductions in overhead and the changed business model.

Interest income and expense

The following table summarizes interest income and expense for the three months ended September 30, 2010 and 2009:

Three months ended September 30,	2010	2009
Interest income	$0	$0
Interest expense	$(110,980)	$(434,129)

Interest income was not comparable between the periods, due to the changed business model from the prior period to the current period. Interest expense decreased by about $323,000, or 74%, mainly due to a decreased reliance on external lenders to finance the Company’s business model.

Nine Months Period Ended September 30, 2010 Compared to Nine Months Period Ended September 30, 2009

Due to the financial investment in Gas and Oil activity, which commenced in May 2008, and the development of our logistic operations, the consolidated statements of operations for the periods ended September 30, 2010 and 2009 are not comparable. The financial figures for 2009 only include the corporate expenses of the Company’s legal entity registered in the State of Delaware. This section of the report should be read together with the Company consolidated financials.

 The consolidated statements of operations for the periods ended September 30, 2010 and 2009 are compared (subject to the above description) in the sections below:

Compensation and related costs

The following table summarizes compensation and related costs for the nine months ended September 30, 2010 and 2009:

Nine months ended September 30,	2010	2009
Compensation and related costs	$154,328	$214,597

Compensation and related costs is approximately 28% lower than the same period last year, due to downward adjustments in overhead.

Consulting, director and professional fees

The following table summarizes consulting and professional fees for the nine months ended September 30, 2010 and 2009:

Nine months ended September 30,	2010	2009
Consulting, director and professional fees	$277,139	$435,682

Consulting, professional and director fees for the three months ended September 30, 2010 was approximately 36% lower than the prior period, due to increased use of stock as compensation for advisors and board members.

Other selling, general and administrative expenses

The following table summarizes other selling, general and administrative expenses for the six months ended September 30, 2010 and 2009:

Nine months ended September 30,	2010	2009
Other selling, general and administrative expenses	$177,597	$222,801

Overall, other selling, general and administrative expenses decreased by approximately $45,000, or 20%, due to reductions in overhead and the changed business model.

Interest income and expense

The following table summarizes interest income and expense for the nine months ended June 30, 2010 and 2009:

Nine months ended September 30,	2010	2009
Interest income	$0	$211,567
Interest expense	$(254,150)	$(2,172,808)

Interest income was not comparable between the periods, due to the changed business model from the first nine months of 2009 to the first nine months of 2010. Interest expense decreased by 88%, or about $1,919,000, mainly due to a decreased reliance on external lenders to finance the Company’s business model.

Liquidity and Capital Resources

During the first and second quarter of 2010 and the fiscal year 2009, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As a result of the Trafalgar settlement agreement, the Company decided to continue to pursue the Company’s core business of logistics and to look for expansion opportunities such as the aforementioned possible joint venture in gold exploration and exporting from Ghana, and to fund the working capital needs of the Company. As of September 30, 2010, our cash, cash equivalents and marketable securities were $20,000, a decrease of approximately $66,000 from the end of fiscal year 2009. The decrease in our cash, cash equivalents and marketable securities is the result of cash flow used by our operations during the first nine months of 2010.  Cash flows used by operating activities for the nine months ended September 30, 2010 and 2009 was $(216,489) and $(570,147), respectively. The change is primarily due to the increase in our notes payables, and the writeoff of bad debt associated with the DCG properties in the second quarter of 2010.

Cash flows used in investing activities for the nine months ended September 30, 2010 and 2009 was $0 and $0, respectively.   Cash provided by financing activities for the nine months ended September 30, 2010 and 2009 was $150,700 and $452,219, respectively. In the current period, cash flows from financing activities reflects proceeds from a note payable; in the prior period, the cash flow results from proceeds from issuance on common stock.

The Company currently anticipates that its available cash resources will not be sufficient to meet its ongoing working capital requirements. Accordingly, the Company will be required to raise additional capital in the near future to continue operations, and to make any future investments, such as the gold mining joint venture, and to make any future acquisitions.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.    Based on that evaluation, as of September 30, 2010, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or  engage in an extraordinary transaction, we will continuously review our disclosure controls and procedures  to ensure the controls and procedures remain adequate.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company entered into separate letter agreements with each of Jeffrey Sternberg, Gerry Weinstein, Andre Lauzier and William Lieberman, directors of the Company, whereby each of the directors agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”).

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

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia, South Carolina, on November 15, 2010.

YASHENG ECO-TRADE CORPORATION (F/K/A VORTEX RESOURCES CORP.)

By:	/s/William Lieberman
William Lieberman
President, Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer