Form 10-K
period 2010-12-31
Eco-Trade Corp
filed 2011-04-15
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________
Commission File Number 001-12000

ECO-TRADE CORP.
(Exact name of registrant as specified in charter)
Registrant’s telephone number, including area code: (803) 699-4940

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐   Accelerated filer    ☐   Non-accelerated filer   ☐   Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the registrant’s common stock (the only class of voting  stock) held by non-affiliates of the Company as of December 31, 2010 was about $377,485, based on the closing price of the registrant’s common stock on such date of $0.21 as reported by the Over the Counter Bulletin Board.

At March 31, 2011, 1,802,718 shares of common stock were issued and outstanding.

Item 1.	Business

History of Business

Eco-Trade Corp. (f/k/a Yasheng Eco-Trade Corporation), is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993.  Eco-Trade Corporation and its consolidated subsidiaries are collectively referred to herein as “Eco-Trade” or the “Company”.

 Effective December 8, 2010, the Company changed its name to “Eco-Trade Corp.” and effected a reverse-split of its issued and outstanding shares of common stock on a 100:1 basis pursuant to that certain Certificate of Amendment to the Restated Certificate of Incorporation, as amended.  Further, the Company’s symbol been changed to “BOPT”.  FINRA implemented the name change, reverse split and symbol change effective December 9, 2010.

The Company’s headquarters and operational offices are located in Columbia, South Carolina.

Going Concern

The accompanying consolidated financial statements included in this Annual Report on Form 10-K include an opinion from Robinson, Hill & Co., the Company’s independent auditors, that there is substantial doubt as to our ability to continue as a going concern. The financing of the Company’s projects is dependent on the ability to raise capital.  The sub-prime crisis may affect the availability and terms of financing available to the Company for the completion of its projects, and the availability and terms of financing may affect the Company’s ability to obtain relevant financing for its ongoing operations as well.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As Yasheng failed to enter into a definitive agreement with the Company, we may lose a significant source of potential clients for the logistics center.  As such, the Company would be required to develop additional sources of clients and develop a significant sales force to achieve favorable results. On April 5, 2010, the Company issued a formal request to Yasheng demanding the surrender of the 500,000 shares issued to them as well as reimbursement to the Company for its expenses associated with the transaction in the amount of $348,240. To date, the formal request was not answered by Yasheng, and as such on September 30, 2010, the Company’s Board of Directors voted to cancel the 500,000 shares.  The shares have not been returned to the Company, however, and are therefore not cancelled.  The Company will continue to contest the validity of the shares.

The Company’s holdings in its subsidiaries at December 31, 2010 were as follows:

100% of DCG – discontinued operations
100% of Vortex Ocean One, LLC - discontinued operations

On April 15, 2010, the Company sold all its holdings in Micrologic for consideration of $20,000.

On June 30, 2010, the Company entered into a Joint Venture Agreement (the “Agreement”) with CMARK International, Inc. (“CMARK”), for the purpose of creating a jointly owned company to be named “Government Logistics Financing Group” or such other acceptable name (“Newcorp”), that will assist in implementing and servicing an existing backlog of services provided by CMARK in the areas of construction, interior systems and hospitality operations primarily to the U.S. Federal government and U.S. Federal government prime contractors. The authorized capital of Newcorp will consist of 100,000 shares of Common Stock, par value $0.0001 per share. Upon creation of Newcorp, the Company will subscribe for 50 shares at an aggregate purchase price of $1,000, and CMARK will subscribe for 50 shares at an aggregate purchase price of $1,000. Newcorp will have a Board of Directors consisting of two members, one being designated by the Company and the other being designated by CMARK. Said Agreement has not been consummated to date, as CMARK did not provide the Company with audited financial statements.

The Company’s core business is the development of a logistics center in Southern California. In addition to continuing to pursue its ongoing core business, the Company has identified a promising potential business combination that stemmed from the need to hedge currencies.

Employees

As of December 31, 2010, the Company employed one full-time employee in executive and administrative functions.  We believe that our relationship with our employee is good.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.	Properties

The Company head office was located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, on a month-to-month basis.  The Company notified the landlord that effective December 1, 2009 it will terminate and vacate the premises. The Company’s operational office (and headquarters from December 1, 2009 to June 2010) was located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month (which lease term ends June 2011). Effective June 2010, based on a change of control per the Trafalgar settlement agreement, the Company is operating only from its operational offices located at 9270 Two Notch Road, Suite 4, Columbia, SC 29223.  The Company will pay no rent until participation in lease expenses has been established.

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

Trafalgar Capital Specialized Investment Fund, Luxembourg - The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established a financial relationship which should create a source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in the Company filing). The Company position is that the DCG transactions (among others) would not have been closed by the Company unless Trafalgar had provided the needed financing needed for the drilling program.  On April 14, 2009, the Company filed a complaint in Superior Court of California, County of Los Angeles, and Case No. BC 411768 against Trafalgar Capital Specialized Investment Fund, Luxembourg and its affiliates (which was served on June 5, 2009 via registered mail and on September 10, 2009 in personal service), alleging breach of contract and fraud and alleged damages in the amount of $30,000,000.  On or about August 2008, Trafalgar obtained a default judgment against the Company in a lawsuit brought by it (but never served on the Company) in Florida (Case No. 09-60980) for $2,434,196.06. The Company appealed said judgment, based on non-service and its appeal was granted on April 9, 2010 so this judgment been vacated. On April 15, 2010 effective December 31, 2009 the company and Trafalgar settled all outstanding disputes. The parties agreed that the debts owe to Trafalgar will be set as $3,000,000 with maturity of 30 months from date of issuing carry a 7% annual interest. Under the terms of the settlement, Trafalgar will be issued Preferred Stock of the Company, which is convertible to common shares at the option of the holders, into 6,000,000 common shares of the Company

(post reverse 100:1), at any time upon written notice to the company; this is more than the total authorized shares of the Company. In the event of conversion of the note, the Company will authorize more shares to be issued at that point (at the time, the parties acknowledged that the Company did not have sufficient authorized shares to achieve said issuance). Trafalgar will appoint 4 directors to the Company’s Board of Directors. Under the terms of the settlement, Trafalgar agreed to continue and pursue the core business of the Company.  Trafalgar has subsequently contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E Preferred Stock to Trafalgar Capital Advisors LLC.  In 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $264,139 of short-term debt) are currently owned by Sagi.  As of December 31, 2010, the Company has recorded $84,575 of dividend expense for the Series E Preferred shares.

Verge Bankruptcy & Rusk Litigation - On January 23, 2009, Verge Living Corporation (the “Debtor”), a former wholly owned subsidiary of Atia Group Limited (“AGL), a former subsidiary of the Company, filed a voluntary petition (the “Chapter 11 Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”).  The Chapter 11 Petitions are being administered under the caption  In re: verge Living Corporation, et al., Chapter 11 Case No. ND 09-10177 (the “Chapter 11 Proceedings”).  The Bankruptcy Court assumed jurisdiction over the assets of the Debtors as of the date of the filing of the Chapter 11 Petitions.  . On April 28, 2009, Chapter 11 Proceedings changed venue to the United States Bankruptcy Court for the District of Nevada, Chapter 11 Case No BK-S-09-16295-BAM. As Debtor as well as its parent AGL were subsidiaries of the Company at time when material agreements where executed between the parties, the Company may become part of the proceeding. In August 2008, Dennis E. Rusk Architect LLC and Dennis E. Rusk, (“Rusk”) were terminated by a former affiliate of the Company. Rusk filed a lawsuit against the Debtor, the Company and multiple other parties in Clark County, Nevada, Case No. A-564309. The Rusk parties seek monetary damages for breach of contract. The Company has taken the position that the Company will have no liability in this matter as it never entered an agreement with Rusk. The court handling the Verge bankruptcy entered an automatic stay for this matter. On or about October 28, 2009 the parties settled said complaint, where the other parties agreed to pay the Rusk parties the sum of $400,000. The amount of $37,500 was advanced by the other parties to the Rusk parties. The Company’s Board of Directors agreed to issue to the other parties 40,000 shares of the Company, as the Company participation in said settlement, which was done on October 2008. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Yalon Hecht - On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against Yalon Hecht, a foreign attorney alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. On April 2007, Mr. Hecht returned $92,694 (70,000 Euros on the date of transfer) to the Company which netted $72,694.  On June 2007, the Company filed a claim seeking a   default judgment against Yalon Hecht. On October 25, 2007, the Company obtained a default judgment against Yalon Hecht for the sum of $249,340.65. On February 7, 2011, the Company retained domestic Israeli counsel to try to collect on the aforementioned judgment amount.

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

On July 1, 2008, DCG entered into a Drilling Contract (Model Turnkey Contract) (“Drilling Contract”) with Ozona Natural Gas Company LLC (“Ozona”). Pursuant to the Drilling Contract, Ozona has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells scheduled for as later phase, by Ozona and Mr. Mustafoglu, as well as the wells locations. Based on Mr. Mustafoglu negligence and executed unauthorized agreements with third parties, the Company may have hold Ozona and others responsible for damages to the Company with regards to surface rights, wells locations and further charges of Ozona which are not acceptable to the Company. The Company did not commence legal acts yet, and evaluate its rights with its legal consultants.

Wang - On August 4, 2009, the Company filed a Form 8-K Current Report with the Securities and Exchange Commission advising that Eric Ian Wang (“Wang”) was appointed as a director of the Company on August 3, 2009. Mr. Yang was nominated as a director at the suggestion of Yasheng which approved the filing of the initial Form 8-K. On August 5, 2009, Mr. Wang contacted the Company advising that he has not consented to such appointment. Accordingly, Mr. Wang has been nominated as a director of the Company but has not accepted such nomination and is not considered a director of the Company. Mr. Wang’s nomination was subsequently withdrawn. Furthermore, although no longer relevant, Mr. Wang’s work history as disclosed on the initial Form 8K was derived from a resume provided by Mr. Wang. Subsequent to the filing of the Form 8-K, Mr. Wang advised that the disclosure regarding his work history was inaccurate. As a result, the disclosure relating to Mr. Wang’s work history should be completely disregarded. The Company believe that at the time that these willful, malicious, false and fraudulent representations were made by Wang to the company, Wang knew that the representations were false and that he never intended to be appointed to the board. The company informed and believe the delivery of the resumes, and the later demand for a retraction of the resumes, were part of a scheme (with others) to injure the business reputation of the company to otherwise damages its credibility such that the Company would have a lesser bargaining position in the finalization of the documents relating to the Yasheng transaction. As such the Company filled on September 2009 a complaint against Wang in California Superior Court – San Bernardino County – Case No.: CIVRS909705. On or about January 4, 2010 the parties settled all their adversaries. Under said settlement, Wang represents, warrants, and agrees that the information about him that was contained in the 8K Filing and other disclosure documents was supplied by him.  Any alleged inaccuracies, misrepresentations, and/or misstatements in the 8K Filing and other disclosure documents, regarding his resume, background and/or qualifications, if any exist, were based upon the information he provided to the Company.

Sharp - On October 19, 2009, George A. Sharp (“Sharp”) filed a Complaint in the San Diego Superior Court, Case No. 37-2009-00100574-CU-MC-CTL (the “Case”) against the Company.  On December 29, 2009, Sharp filed a First Amended Complaint in the Case.  On January 15, 2010, the Court in the San Diego Superior Court granted the motion of the Company to transfer the Case to the Los Angeles Superior Court.  The Case was assigned Case Number BC434061 in the Los Angeles Superior Court on or about March 24, 2010. On June 2, 2010, the Company entered into a settlement agreement and release of claims (the “Sharp Agreement”) with Sharp for the purpose of resolving the Case.  Under the terms of the Sharp Agreement, the parties agreed to settle the action pursuant to which the Company will pay Sharp $25,000 (the “Funds”) on or before June 3, 2010, which was paid.  Upon receipt of the Funds, Sharp will provide an executed Request for Dismissal with prejudice.  Additionally, Sharp has agreed to cease and desist from contacting shareholders of the Company and communicating in any manner regarding the Company. In August 2010, the Company’s agent of service was served with a complaint by Sharp against the Company for breach of agreement. The complaint was filed with the Superior Court of California, in the County of Los Angeles – Case Number 10K15452.  The Company intends to defend itself vigorously, and believes that the complaint for violation of the non-disparagement clause of the Sharp Agreement is without merit.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

During 2008, the Company elected to move from The NASDAQ Stock Market to the OTCBB to reduce, and more effectively manage, its regulatory and administrative costs, and to enable Company’s management to better focus on its business. The Company then traded on the OTCBB under the symbol VXRC.  On February 24, 2009, the Company symbol was changed from VTEX to VXRC. Before that, the Company’s common stock was traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “EMVL”. On July 15, 2009 the Company changed its name from “Vortex Resources Corp.” to  Yasheng Eco-Trade Inc. and changed the Company symbol into “YASH”.

Effective December 8, 2010, the Company changed its name to “Eco-Trade Corp.” and the symbol changed to “BOPT”.
The following table sets forth the high and low bid prices for the Company’s common stock during the periods indicated as reported by NASDAQ or OTCBB.

	High ($)	Low ($)
Quarter Ended:

2009

March 31, 2009	$1.00	$0.54

June 30, 2009	0.95	0.69
September 30, 2009	0.18	0.15
December 31, 2009	0.03	0.02

2010

March 31, 2010	$2.84	$0.64
June 30, 2010	1.50	0.35
September 30, 2010	0.50	0.26
December 31, 2010	0.78	0.21

Holders of Common Stock

As of December 31, 2010, the Company had 1,802,718 shares of common stock outstanding and 119 shareholders of record.

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

(b) Other Options

As of December 31, 2010, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the fiscal years ended December 31, 2010 and 2009.

The following table summarizes information about shares subject to outstanding options as of December 31, 2010, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

(d) Shares

On July 23, 2009, the Company issued 465 shares of its common stock 0.001 par value per share, to Stephen M. Fleming, the Company’s securities counsel pursuant to the 2008 Employee Stock Incentive Plan,

Following the above securities issuance, the 2008 Plan was closed, and no more securities can be issued under this plan.

Common Stock:

On January 23, 2009, the Company completed the sale of 500 shares of the Company’s common stock to one accredited investor for net proceeds of $75,000 (or $0.015 per common share). The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On March 5, 2009, the Company and Yasheng Group implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Company/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company issued 500,000 shares to Yasheng and 384,615 shares to Capitol Properties in consideration for exploring the business opportunities, and providing –intellectual property and know-how.  The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated there under. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company calculated its expenses associated with the transaction to be $348,240, and expensed that amount on the income statement. As Yasheng failed to enter into a definitive agreement with the Company, we may lose a significant source of potential clients for the logistics center.  As such, the Company would be required to develop additional sources of clients and develop a significant sales force to achieve favorable results. On April 5, 2010, the Company issued a formal request to Yasheng demanding the surrender of the 500,000 shares issued to them as well as reimbursement to the Company for its expenses associated with the transaction in the amount of $348,240. To date, said formal request was not answered by Yasheng, and as such on September 30, 2010, the Company’s Board of Directors voted to cancel the 500,000 shares.  The shares were subsequently cancelled.

As reported by the Company on its Form 10-Q filed on November 14, 2008, Star Equity Investments, LLC (“Star”) entered, on September 1, 2008, into that certain Irrevocable Assignment of Promissory Note, which resulted in Star being a creditor of the Company with a loan payable by the Company in the amount of $1,000,000 (the “Debt”). No relationship exists between Star and the Company and/or its affiliates, directors, officers or any associate of an officer or director.  On March 11, 2009, the Company entered and closed an agreement with Star pursuant to which Star agreed to convert all principal and interest associated with the Debt into 85,000 shares of common stock and released the Company from any further claims.

On October 1, 2008, the Company entered into a short term note payable (6 month maturity) with a foreign Company, a third party, for $330,000. The note had 12% interest commencing October 1, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.015 per share. Holder has advised that it has no desire to convert the  Note into shares of the Company’s common stock at $1.50 per share at this time as the Company’s current bid and ask is $0.23 and $0.72, respectively, and there was virtually no liquidity in the Company’s common stock. The Company was in default on the Note, and Holder has threatened to commence litigation if it not paid in full. The Company did not have the cash resources to pay off the Note due to current capital constraints. Holder has agreed that it is willing to convert the Note if the conversion price is reset to $0.04376 resulting in the issuance of 80,000 shares of common stock (the “Shares”) of the Company. The parties entered a settlement agreement in May 2009.  The agreement with Holder was approved by the Board of Directors where Mr. Yossi Attia has abstained from voting due to a potential conflict of interest.

On July 15, 2009 TAS which owned Series B preferred shares, converted the Series B Preferred Shares to 75,000 common stock 0.001 par values per share.

On July 23, 2009, the Company issued 465shares of its common stock 0.001 par value per share, to Stephen M. Fleming, the Company’s securities counsel pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration.

On August 17, 2009, the Company entered into a Subscription Agreement with an accredited investor pursuant to which the investor agreed to acquire up $400,000 in shares of common stock of the Company at a per share purchase price equal to the average closing price for the five trading days prior to close. On August 17, 2009, the accredited investor purchased 3,509 restricted shares of common each at $0.57 per share for an aggregate purchase price of $200,000, which was paid in cash. On August 31, 2009, the accredited investor purchased an additional 1,501 shares of common stock at $.3332 per share for an aggregate purchase price of $50,000, which was paid in cash. On September 4, 2009, an accredited investor purchased 5,747 restricted shares of common each at $.22136 per share for an aggregate purchase price of $127,219.48, which was paid in cash. The shares of common stock were offered and sold to the accredited investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. The investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On October 22, 2009, the Company issued Corporate Evolutions, Inc. 5,000 shares of common stock. Corporate Evolutions, Inc. provides investor relation services to the Company and is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder.

On or around October 28, 2009 the Company and all other parties settled the Rusk dispute for $400,000 to be paid within 75 days from settlement. As the Company does not have sufficient funds to pay the Settlement Amount, and Emvelco RE Corp.  (“Emvelco RE Corp.”) has agreed indemnify the Company and pay the Settlement Amount if the Company issues Emvelco RE 400,000 shares of common stock of the Company (the “Shares”)., the Company authorized to issue Emvelco RE the Shares which shall be issued under Section 4(2) of the Securities Act of 1933, as amended, and which shall be considered validly issued and duly authorized.

On December 30, 2009, the Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 2009 (the “Agreement”). Pursuant to the Agreement, the Company agreed to pay the Investor a commitment fee of $250,000 (the “Commitment Fee”), payable at the earlier of the six monthly anniversary of the execution of the Agreement or the first tranche.  The Company has the right to elect to pay the Commitment Fee in immediately available funds or by issuance of shares of Common Stock. As such the Company issued to the Investor 100,000 shares of Common Stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.

On December 30, 2009, the Company entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 119,033 shares of Common Stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias, was initially issued on August 8, 2008.

On January 20, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 130,000 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias (see above), was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.   After the date of this conversion, Ms. Atias still held a note payable by the Company for $50,000.

On March 23, 2010, the Company issued 80,000 shares of its common stock for accounts payable of $37,860 to Donfeld, Kelley & Rollman (“Kelley”), the Company lawyer, as partial payment for legal fees due. The promissory note, which was converted by Kelley, was issued on August 30, 2009.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. The adjusting mechanism of his Note is still in effect.  The remaining balance due to Kelley of $30,650 was forgiven.

On April 10, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Ms. Atias whereby the Company and Ms. Atias exchanged the remaining balance of $50,000 from a promissory note in the amount of $250,000 held by Ms. Atias,  into 127,143 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion had already been converted by Ms. Atias, was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. After the agreement was consummated, the Company paid the Atias note in full.

On April 10, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Mrs. Priscilla Dunckel whereby the Company and Mrs. Dunckel exchanged $20,000 of a promissory note in the amount of $20,000 held by her into 50,857 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. On April 10, 2010, via an exchange agreement, Mrs. Dunckel’s note was paid off in full.

Preferred Stock:

Series A and B were converted in 2009 into common stock.

Series C - On November 26, 2009, the Company issued 210,087 shares of Series C Preferred Stock for aggregate consideration of $5,000.  Each six hundred shares of Series C Preferred Stock is convertible into one post-reverse-split share of common stock; provided, however, in the event that the shares of Series C Preferred Stock have been outstanding for a period of one year, then it shall be automatically converted into shares of common stock in accordance with the aforementioned conversion formula.  At December 31, 2010, the Series C Preferred shares have been converted to post-reverse-split common stock, and the conversion has been given full effect in the financial statements below. The Company issued the securities to one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Series E and Series F–

The Company entered into a Securities Purchase Agreement (the “Trafalgar Agreement”) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the “Notes”). Pursuant to the terms of the Agreement, the Company and Trafalgar closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008.  The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008.  On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement which was declared effective as of December 31, 2009, the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company’s board of directors, annual dividends of $0.70 per share of B Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the “Dividend VWAP”); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

In addition to any voting rights provided by law, holders of the E Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of E Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the E Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of E Preferred Stock will be entitled to receive, in preference to holders of Common Stock, an amount equal to the original purchase price per share, plus interest of 15%.

Trafalgar has contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E Preferred Stock to Trafalgar Capital Advisors LLC.  In 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $264,139 of short-term debt) are currently owned by Sagi.  As of December 31, 2010, the Company has recorded $84,575 of dividend expense for the Series E Preferred shares.

The Company entered into letter agreements with each of Jeffrey Sternberg, Gerry Weinstein, Andre Lauzier and William Lieberman, directors of the Company, whereby each of the directors agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”).

Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 5 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights.

In addition to any voting rights provided by law, holders of the F Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of F Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the F Preferred Stock may be converted on the record date for determining stockholders entitled to vote multiplied by 10.

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

Treasury Stock:

In June 2006, the Company’s Board of Directors approved a program to repurchase, from time to time, at management’s discretion, up to 7,000 shares of the Company’s common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. A licensed Stock Broker Firm is acting as agent for our stock repurchase program. Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 7,000 to 15,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

As of December 31, 2010 the Company has 10 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

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

Results of Operations

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Due to the new financial investment in developing a logistics center in 2009 and 2010, and the discontinuation of Gas and Oil activity, which commenced in May 2008, the consolidated statements of operations for the years ended December 31, 2010 and 2009 are not comparable. This section of the report, should be read together with Notes of the Company consolidated financials especially - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, now ASC Topic 250,  when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.

The consolidated statements of operations for the years ended December 31, 2010 and 2009 are compared (subject to the above description) in the sections below:

Revenues

The following table summarizes our revenues for the year ended December 31, 2010 and 2009:

Year ended December 31,	2010	2009
Total revenues	$—	$—

In 2010 and 2009, revenues from continuing operations were $0.

Cost of revenues

The following table summarizes our cost of revenues for the year ended December 31, 2010 and 2009:

Year ended December 31,	2010	2009
Total cost of revenues	$—	$—

The cost of revenues in connection with the conveyance of the Company’s interest in Micrologic was zero, as it was depreciated in prior financials.

Compensation and related costs

The following table summarizes our compensation and related costs for the year ended December 31, 2010 and 2009:

Year ended December 31,	2010	2009
Compensation and related costs	$347,573	$410,156

Overall compensation and related costs decreased by about 15%, or $62,583, primarily as the result of reduction of employees and officers’ salaries.

Consulting, professional and director fees

The following table summarizes our consulting, professional and director fees for the year ended December 31, 2010 and 2009:

Year ended December 31	2010	2009
Consulting, professional and director fees	$225,195	$790,373

Overall consulting, professional and director fees decreased by about 72%, or $565,178, due mostly to downsizing of the business, which caused lower spending on outside consultants.  Certain director fees were paid in stock rather than cash, which were later converted to notes payable.

Other selling, general and administrative expenses

The following table summarizes our other selling, general and administrative expenses for the year ended December 31, 2010 and 2009:

Year ended December 31	2010	2009
Other selling, general and administrative expenses	$51,354	$203,670

Other selling, general and administrative expenses increased by 75%, or $152,316, from 2009 to 2010, due mostly to downsizing of the business.

The following table summarizes our other expenses for the year ended December 31, 2010 and 2009:

Year ended December 31,	2010	2009
Other expenses	$—	$348,240

These expenses in 2009, which did not occur in 2010, are expenses incurred in connection with the Yasheng transaction.
Net interest income (expense)

The following table summarizes our net interest expense for the year ended December 31, 2010 and 2009:

Year ended December 31,	2010	2009
Interest income	$—	$171,567
Interest expense	$(316,515)	$(3,280,731)
Net interest income (expense)	$(316,515)	$(3,109,164)

The decrease in interest income is attributable to the Company having sold its real estate assets in 2008, thereby reducing the Company’s base of properties which entitled it to receive interest income in 2009, and eliminating that interest income in 2010.

The decrease in interest expense from 2009 to 2010 is primarily due to the fact that the Company has repaid its loans and has not taken out any new ones during that time.  Also, the Trafalgar convertible note was converted into Series E Preferred Stock on or around August 6, 2010.

The following table summarizes our operating results from discontinued operations for the year ended December 31, 2010 and 2009:

Year ended December 31,	2010	2009
Revenue from discontinued operations	$20,000	$—
Bad debt expense from discontinued operations	$(1,544,690)	$—
Minority interest in discontinued operations	$—	$160,000
Net loss from discontinued operations	$(1,524,690)	$160,000

The increase in the net loss from discontinued operations is attributable to the write-off of notes receivable from discontinued operations in 2010.

Liquidity and Capital Resources

As of December 31, 2010, our cash, cash equivalents and marketable securities were $0 (in 2009 it was $85.789), a decrease of approximately $85.789 from the end of fiscal year 2009. The decrease in our cash, cash equivalents and marketable securities is primarily the result of operating our business.

Cash flow used by operating activities for the year ended December 31, 2010 was $85,789 and cash flow used by operating activities in 2009 was $690,279.  The net (comprehensive) loss in 2010 was lower than in 2009 ($2.5MM in 2010 v. $6.7MM in 2009).  The business was resized during 2010, which lowered the use of cash needed to fund operations.  The Company also accrued approximately $85,000 in 2010 for its dividend on Series E Preferred shares.

Cash flow provided by investing activities for the year ended December 31, 2010 was $0 and cash flow provided by investing activities in 2009 was $25,000. In 2009, the Company sold its interest of a minority interest, and in connection with that transaction, the buyer agreed to pay the intermediary’s fee of $25,000.

Cash provided by financing activities in the year ended December 31, 2010 was $0, and cash flow provided by financing activities was $627,165 for the year ended December 31, 2009. In 2009, the Company received $170,000 in proceeds from the issuance of notes payable and the Company issued stock and received cash proceeds of approximately $457,000.

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

Plan of operation

The Company’s core business is the development of a logistics center in Southern California. In addition to continuing to pursue its ongoing core business, the Company has identified a promising potential business combination that stemmed from the need to hedge currencies.

The above efforts are subject to obtaining adequate financing on acceptable terms. The Company’s present cash reserves and monetary assets are not sufficient to carry out its plan of operation without additional financing. The Company is currently attempting to arrange for financing through mezzanine arrangements, debt or equity that would enable it to proceed with its plan of investment operation.    However, there is no guarantee that we will be able to close such financing transaction or, if financing is available, that the terms will be acceptable to the Company.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

The audited Consolidated Financial Statements of the Company for the years ended December 31, 2010 and December 31, 2009, are included herein beginning with the index hereto on page F-1.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.    Based on that evaluation, as of December 31, 2010, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or  engage in an extraordinary transaction, we will continuously review our disclosure controls and procedures  to ensure the controls and procedures remain adequate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified.  The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
William Lieberman	34	Director, Chief Executive Officer, Principal Financial Officer and President

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

William Lieberman, our sole executive officer and director, is 34 years old Mr. Lieberman is the former President of Trilliant Exploration Corp., a gold mining operation with assets in southern Ecuador and nearly 200 employees in full scale mining production with reserves of nearly 1.2 million oz. Since 2008 He worked closely and was intimately involved in all stages of financing and development of Trilliant Exploration and his efforts resulted in the closing of nearly $3MM venture capital and private equity investment. Beginning in 2005, Mr. Lieberman served as Vice President of Resource Polymers, Inc of Toronto, Canada. Mr. Lieberman holds a Masters in Business Administration (MBA) from Hult International Business School, and a Bachelor of Arts in Political Science from the University of Western Ontario. He is fluent in Spanish and has worked in Ecuador, Costa Rica, The Bahamas, Germany, the Czech Republic, Romania and Mexico as a former international journalist.

The following directors resigned on or around June 1, 2010:

Gerald Schaffer (former Director)– On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $133,344 payable to Mr. Schaffer (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. Said Note in the amount of $133,344 is convertible to 150,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 150,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 150,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 150,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

Stewart Reich (former director) – On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $149,177 payable to Mr. Reich (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. Said Note in the amount of $149,177 is convertible to 150,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 150,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 150,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 150,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

Yossi Attia (former director)– On May 31, 2010 as consideration for cash loans made by Mr. Attia to the Company, which were used to fund our ongoing operations, the Company signed a Note Payable for $1,000,000 payable to Mr. Attia (who resigned from the Board on June 12, 2010)) due on May 30, 2011 at 12% per annum. Said Note in the amount of $1,000,000 is convertible to 1,000,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note has an adjustment mechanism which states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 1,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 1,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 1,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

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

BOARD MEETINGS

In 2010, the Board had 23 meetings telephonically. No director attended less than 75% of all of the combined total meetings of the Board and the committees on which they served in 2010.

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

BOARD COMMITTEES

Audit Committee

The Audit Committee of the Board reviews the internal accounting procedures of the Company and consults with and reviews the services provided by our independent accountants. The Audit Committee consists of Gerald Schaffer, Stewart Reich and Mace Miller is independent members of the Board. The Audit Committee held 4 meetings in 2009 and 2 held meetings in 2010.

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

Compensation Committee

The Compensation Committee of the Board performs the following: i) reviews and recommends to the Board the compensation and benefits of our executive officers; ii) administers the stock option plans and employee stock purchase plan; and iii) establishes and reviews general policies relating to compensation and employee benefits. The Compensation Committee consisted of Messrs Reich, Schaffer and Miller. No interlocking relationships exist between the Board or Compensation Committee and the Board or Compensation Committee of any other company. During the past fiscal year the Compensation Committee met 2 times.

Per the appointment of Mr. Lieberman who serves as our Sole Director, Chief Executive Officer, Principal Financial Officer and President, the Company does not maintain committees effective on or around June 30, 2010.

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

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, Directors and employees of the Company, which is currently not available on the Company’s website.  A copy of the Company’s Code of Ethics may be obtained from the Company, free of charge, upon written request to the Company.

Item 11.	Executive Compensation.

2010 - The Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 5 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights. In addition to any voting rights provided by law, holders of the F Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of F Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the F Preferred Stock may be converted on the record date for determining stockholders entitled to vote multiplied by 10.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2009 to the Company’s CEO and our most highly compensated officers other than the CEO at December 31, 2009 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Yossi Attia	2010	$106,600	$—	$—	$—	$33,155	*)	$360,000
	2009	240,000	120,000	—	—	—		$360,000
Robin Gorelick	2009	77,000	—	—	—	—		$77,000
								$192,048

*) Car allowance and expenses.

OUTSTANDING EQUITY AWARDS

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Yossi Attia (1)	10	(2)	—	—	$3.40	03/12/2011	—	$—	—	—

(1)	Mr. Attia was appointed as Chief Executive Officer of the Company on August 14, 2006.

(2)
On March 22, 2005, the Company granted 10 options to Yossi Attia. The stock options granted vest at the rate of 2.5 options on each September 22 of 2005, 2006, 2007 and 2008, respectively. The exercise price of the options ($3.40) is equal to the market price on the date the options were granted.

Except as set forth above, no other named executive officer has received an equity award.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named Directors, compensation information inclusive of equity awards and payments made in the year end December 31, 2010.

Name	Fees Earned or Paid in Cash	Fees Earned or Accrued but not Paid in Cash

Stewart Reich	$—	$22,210

Gerald Schaffer	—	$22,210

Total	$—	$44,420

The following table sets forth with respect to the named Directors, compensation information inclusive of equity awards and payments made in the year end December 31, 2009.

Name	Fees Earned or Paid in Cash	Fees Earned or Accrued but not Paid in Cash

Stewart Reich	$—	$57,504

Gerald Schaffer	—	$50,004

Total	$—	$107,508

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were no other grants of Stock Options/SAR made during the fiscal years ended December 31, 2010 and December 31, 2009.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/ Unexercisable	Value of the unexercised in the money options/SARs at FY-end ($)* Exercisable/ Unexercisable
Yossi Attia, CEO, Director	None	None	10	$0.00

* Fair market value of underlying securities (calculated by subtracting the exercise price of the options from the closing price of the Company’s common stock quoted on the OTC as of December 31, 2010, which was about $0.21 per share. None of Mr. Attia’s options are presently in the money.

EMPLOYMENT AND MANAGEMENT AGREEMENTS

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as a Director of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 5 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights. In addition to any voting rights provided by law, holders of the F Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of F Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the F Preferred Stock may be converted on the record date for determining stockholders entitled to vote multiplied by 10.

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. On August 14, 2006, the Company amended the agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia has waived his rights to these shares.  Mr. Attia resigned from the Company on June 11, 2010; in connection with that resignation, the Company owes Mr. Attia a note payable.

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

(b) Other Options

As of December 31, 2010, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the fiscal years ended December 31, 2010 and 2009.

The following table summarizes information about shares subject to outstanding options as of December 31, 2010, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

(d) Shares

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

On July 23, 2009 - , the Company issued 465 shares of its common stock 0.001 par value per share, to Stephen M. Fleming, the Company’s securities counsel pursuant to the 2008 Employee Stock Incentive Plan,

Following the above securities issuance, the 2008 Plan was closed, and no more securities can be issued under this plan.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 5 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights. In addition to any voting rights provided by law, holders of the F Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of F Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the F Preferred Stock may be converted on the record date for determining stockholders entitled to vote multiplied by 10.

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

Title of Class	Name of Beneficial Owner (1)	Amount of Class Beneficially Owned	Percentage of Class
Common	William Lieberman (2)(3)	0	*

Common	Capitol Properties LLC	384,615	21.34

	All executive officers and directors as a group (one person)	—	*

*	less than 1.00%

**	Resigned at the date of this table.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days after April 15, 2010. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on the date of this filling, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) An officer of the Company.

(3) A director of the Company.

The foregoing table is based upon 1,802,718 shares of common stock outstanding as of December 31, 2010.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

On or around June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 5 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights. In addition to any voting rights provided by law, holders of the F Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of F Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the F Preferred Stock may be converted on the record date for determining stockholders entitled to vote multiplied by 10.

The Company entered into a Securities Purchase Agreement (the “Trafalgar Agreement”) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the “Notes”). Pursuant to the terms of the Agreement, the Company and Trafalgar closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008.  The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008.  On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement which was declared effective as of December 31, 2009, the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company’s board of directors, annual dividends of $0.70 per share of B Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the “Dividend VWAP”); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

In addition to any voting rights provided by law, holders of the E Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of E Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the E Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of E Preferred Stock will be entitled to receive, in preference to holders of Common Stock, an amount equal to the original purchase price per share, plus interest of 15%.

Trafalgar has contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E Preferred Stock to Trafalgar Capital Advisors LLC.  In 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $264,139 of short-term debt) are currently owned by Sagi.  As of December 31, 2010, the Company has recorded $84,575 of dividend expense for the Series E Preferred shares.

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President that provided for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. His base salary was subsequently raised to $360,000 per year.  During the first and second quarter of 2010 and the fiscal year 2009, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of December 31, 2010, the Company owes Mr. Attia approximately $1,302,258 for those expenses.  Mr. Attia resigned from the Company on June 11, 2010; in connection with that resignation, the Company owes Mr. Attia a note payable for approximately $1,070,356, and the remainder that is owed (approximately $239,787) is classified as an account payable.  Both items are presented as current liabilities of the Company.

Item 14.	Principal Accountants Fees And Services

The following table presents aggregate fees for professional audit services rendered by Robison Hill and Company for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2009 and 2008, respectively, and fees billed for other services rendered.

	2010	2009
Audit Fees	$34,100	$24,960

Total	$34,100	$24,960

The Company’s Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. All services rendered have been approved by the Audit Committee, before the board committees were canceled as virtue of the board resignation during June 2010.

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Amendment No. 1 to that certain Share Exchange Agreement by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated April 29 2008 (15)

2.2	Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated May 1, 2008 (16)

2.3	Amendment No. 1 to the Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated June 11, 2008 (19)

3.1	Certificate of Incorporation filed November 9, 1992 (1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997 (2)

3.3	Bylaws(1)

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock (19)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (26)

3.6	Restated Certificate of Incorporation (33)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, dated July 29, 2008 (22)

3.8	Certificate of Ownership of Emvelco Corp. and Vortex Resources Corp.(23)

3.9	Certificate of Amendment to the Certificate of Incorporation, dated February 24, 2009 (28)

3.10	Form of Common Stock Certificate (1)

4.1	Convertible Note issued to Trafalgar Capital Specialized Investment Fund, Luxembourg, dated September 2008 (24)

4.2	Form of Convertible Note dated May 1, 2008 issued to the members of Davy Crockett Gas Company, LLC (16)

4.3	All Inclusive Promissory Note, dated November 27, 2007, issued by 13059 Dickens LLC in the name of Kobi Louria (14)

4.4	Form of Warrant to Purchase 200,000 Shares of Common Stock issued in the name of Vortex One, LLC (20)

10.1	Securities Purchase Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.2	Security Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.3	Pledge Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.4	Investment Agreement, dated as of June 19, 2006, by and between EWEB RE Corp. and AO Bonanza Las Vegas, Inc. (4)

10.5	Form of Subscription Agreement, dated January 23, 2009 related to the sale of shares of the Company’s Common Stock (30)

21.1	List of Subsidiaries

31	Certification of the Chief Executive Officer and Principal Financial Officer of Eco-Trade Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of the Chief Executive Officer and Principal Financial Officer of Eco-Trade Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Eco-Trade Corporation.

	By	/s/ William Lieberman
William Lieberman
Dated: April 14, 2011		Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ William Lieberman	Chief Executive Officer and Director	April 14, 2011
William Lieberman	(Principal Executive Officer, Principal Financial and Accounting Officer)

ECO-TRADE CORPORATION
(f/k/a YASHENG ECO-TRADE CORPORATION)

Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Eco-Trade Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Eco-Trade Corporation (f/k/a Vortex Resources Corp., and f/k/a Emvelco Corp.) and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eco-Trade Corporation and Subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison, Hill & Co. Certified Public Accountants

Salt Lake City, Utah
April 14, 2011

ECO-TRADE CORPORATION
(f/k/a Vortex Resources Corp.)
Consolidated Balance Sheet
As of December 31, 2010 and 2009
Amounts in US dollars

	December 31 2010 (audited)	December 31 2009 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$85,789
Total current assets	—	85,789

Net assets from discontinued operations	—	1,544,690
Total assets	$—	$1,630,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$442,007	$1,390,451
Dividends payable	84,575	—
Short-term convertible notes payable	1,957,379	151,742
Short-term convertible note payable - related party	264,139	—
Total current liabilities	2,748,100	1,542,193
Convertible note payable - Trafalgar	—	3,535,000
Total liabilities	2,748,100	5,077,193

Stockholders’ equity
Preferred stock, series C convertible, $.001 par value, 210,087 shares authorized issued and outstanding	—	210
Preferred stock, series E convertible, $.001 par value, 300,000 shares authorized issued and outstanding par value $.001, 7% dividend per annum	300	—
Preferred stock, series F convertible, $.001 par value, 10,000 shares authorized issued and outstanding	10	—
Common stock, $0.001 par value - Authorized 400,000,000 shares; 1,802,718 and 1,409,098 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	1,803	1,410
Additional paid-in capital	95,985,767	92,768,395
Accumulated deficit	(98,708,946)	(96,189,694)
Accumulated other comprehensive loss	(2,226)	(2,226)
Treasury stock – 1,000 common shares at cost	(24,809)	(24,809)
Total stockholders’ equity	(2,748,100)	(3,446,714)

Total liabilities and stockholders’ equity	$—	$1,630,479

See accompanying notes to consolidated financial statements.

ECO-TRADE CORPORATION
(f/k/a Vortex Resources Corp.)
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2010 and 2009
Amounts in US dollars

	For the fiscal year ended
	December 31
	2010	2009
Revenues	$—	$—

Operating expenses
Compensation and related costs	347,573	410,156
Consulting, professional and directors fees	225,195	790,373
Other selling, general and administrative expenses	51,354	203,670
Commitment fee and related legal expenses	—	270,000
Other expenses	—	348,240
Total operating expenses	624,122	2,022,439
Operating loss	(624,122)	(2,022,439)

Other income (expense)
Interest income	—	171,567
Interest (expense)	(316,515)	(3,280,731)
Net interest (expense)	(316,515)	(3,109,164)
Gain on debt forgiveness	30,650	—
Other income	—	65,000
Financing loss - change in conversion price	—	(1,786,000)
Total other income (expense)	(285,865)	(4,830,164)

Preferred stock dividends	(84,575)	—

Net loss from continuing operations	(994,562)	(6,852,603)

Discontinued Operations
Income (Loss) from discontinued operations	(1,524,690)	160,000
Net loss	(2,519,252)	(6,692,603)

Comprehensive (loss)	$(2,519,252)	$(6,692,603)

Net loss per common share
Continuing operations	$(0.58)	$(7.70)
Discontinued operations	$(0.89)	$0.18
Net loss	$(1.47)	$(7.52)

Weighted-average shares	1,723,685	889,855

See accompanying notes to consolidated financial statements.

ECO-TRADE CORPORATION
(f/k/a VORTEX RESOURCES CORP.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 and 2009
Amounts in US dollars

	Preferred Stock Number of Shares	Amount	Preferred Stock Series E Number of Shares	Preferred Stock Series E Amount	Preferred Stock Series F Number of Shares	Preferred Stock Series F Amount	Common Stock Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
Balances January 1, 2009	1,000,000	1,200,000					8,728	9	85,468,147	(89,497,091)	(2,226)	(24,809)	(2,855,970)
Conversion of note to common shares							85,000	85	1,057,249				1,057,334
Change in conversion price									1,786,000				1,786,000
Shares issued to Yasheng							500,000	500	196,330				196,830
Shares issued to Capitol							384,615	385	151,025				151,410
Conversion of preferred Series B stock	(1,000,000)	(1,200,000)					75,000	75	1,199,925				—
Issuance of Series C Preferred Stock	210,087	210							4,735				4,945
Discount on conversion of debt									1,278,821				1,278,821
Star note payable conversion							80,000	80	349,920				350,000
Moran note payable conversion							119,033	119	99,881				100,000
Common stock issuance: Raccah							10,757	11	377,209				377,220
Common stock issuance: Yaniv							500	1	74,999				75,000
Fleming law firm							465	1	22,299				22,300
Public Relations firm							5,000	5	51,995				52,000
Common stock for Rusk							40,000	40	399,960				400,000
Common stock for Socius							100,000	100	249,900				250,000
Net loss for period										(6,692,603)			(6,692,603)
Balance December 31, 2009	210,087	210					1,409,098	1,410	92,768,395	(96,189,694)	(2,226)	(24,809)	(3,446,714)
Common stock for Moran Atias							130,000	130	99,870				100,000
Common stock issuances for services:
legal fees							80,000	80	37,780				37,860
Common stock for Moran Atias							127,143	127	49,873				50,000
Common stock for Priscilla Dunckel							50,857	51	19,949				20,000
Conversion of note payable to preferred shares			300,000	300					2,999,700				3,000,000
Issuance of Series F Preferred Stock					40,000	40			39,960				40,000
Cancellation of Series F Preferred Stock					(30,000)	(30)			(29,970)				(30,000)
Conversion of Series C to cmmon shares	(210,087)	(210)					350	—	210				—
Difference due to rounding of shares from reverse stock split							5,270	5					5.00
Net loss for period										(2,519,252)			(2,519,252)
Balance December 31, 2010	0	0	300,000	$300	10,000	$10	1,802,718	$1,803	$95,985,767	$(98,708,946)	$(2,226)	$(24,809)	$(2,748,100)

See accompanying notes to consolidated financial statements.

ECO-TRADE CORPORATION
(f/k/a Vortex Resources Corp.)
Consolidated Statements of Cash Flows
Year Ended December 31, 2010 and 2009
Amounts in US dollars

	Fiscal year ended
	December 31
	2010	2009

Comprehensive loss	$(2,519,252)	$(6,692,603)
Loss in unconsolidated subsidiary	—	160,000
Stock issuances for services	47,860	—
Gain on debt forgiveness	30,650	—
Accounts payable converted to notes	1,282,521	—
Financing loss	—	1,786,000
Amoritzation of debt discount and accrued interest	—	2,595,600
Consulting fees	—	724,300
Increase (Decrease) in accrued interest	291,016	—
Increase (Decrease) in dividends payable	84,575	—
Increase (Decrease) in accounts payable	(315,615)	577,387
Increase (Decrease) in accrued expenses	(512,234)	(62,342)
Net cash used by continuing operations	(1,610,479)	(911,658)
Net cash provided by (used by) discontinued operations	1,524,690	221,379
Net cash used by operating activities	(85,789)	(690,279)

Cash flows provided by investing activities:
Cash proceeds received from sale of stock for minority interest	—	25,000
Net cash provided by investing activities	—	25,000

Cash flows provided by financing activities:
Proceeds from note payable	—	170,000
Proceeds from issuance of stock	—	457,165
Net cash provided by financing activities	—	627,165

Net decrease in cash and cash equivalents	(85,789)	(38,114)
Cash and cash equivalents, beginning of year	85,789	123,903
Cash and cash equivalents, end of year	$—	$85,789

Supplemental disclosure:
Cash paid for interest expense	$—	$(3,280,731)
Cash received for interest	—	171,567
Summary of non-cash transactions:
Notes payable converted to common stock	170,000	1,507,334
Note payable converted to preferred stock	3,000,000	—
Series C Preferred Shares converted to common stock	—	—
Common stock issued for legal services & director’s fees	47,860	—
Note payable in exchange for minority interest	—	365,000
Preferred stock converted to common stock	—	1,200,000
Accounts payable converted to notes payable	1,282,521	—

See accompanying notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

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

Variable Interest Entities - The Company is required to consolidate variable interest entities (“VIE’s”), where it is the entity’s primary beneficiary. VIE’s are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.

For the years ending December 31, 2010 and 2009, the balance sheets and results of operations of DCG, and Vortex Ocean One, LLC are consolidated into these financial statements

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenues from property sales are recognized when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when Emvelco has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when Emvelco has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, Emvelco’ assessment of the buyer’s credit standing and Emvelco’ assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor their obligation to it.Revenue from fixed price contracts is recognized on the percentage of   completion   method.   The   percentage of completion method is also used for condominium projects in which the Company is a real estate developer and all units have been sold prior to the completion of the preliminary stage and at least 25% of the project has been carried out. Percentage of completion is measured by the percentage of costs incurred to balance sheet date to estimated total costs.  Selling,   general, and administrative costs are charged to expense as incurred.  Profit incentives are included in revenues, when their realization is reasonably assured. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are first determined, in the amount of the estimated loss of the full contract. Differences between estimates and actual costs and revenues are recognized in the year in which such differences are determined. The provision for warranties is provided at certain percentage of revenues, based on the preliminary calculations and best estimates of the Company’s management.

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

Foreign currency translation - The Company considers the United States Dollar (“US Dollar” or “$”) to be the functional currency of the Company and its subsidiaries, the prior owned subsidiary, AGL, which reports its financial statements in New Israeli Shekel. (“N.I.S”) The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars. For non-US subsidiaries that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at period-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the period. Translation adjustments are recorded in “Accumulated other comprehensive income” within stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

Cash and cash equivalents - Cash and cash equivalents include cash at bank and money market funds with maturities of three months or less at the date of acquisition by the Company.

Marketable securities - The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. The Company did not have any marketable securities within continuing operations for the years ended December 31, 2010 and 2009 (other than Treasury Stocks as disclosed).

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

Off Balance Sheet Arrangements - There are no material off balance sheet arrangements.

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

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (now ASC Topic 410). ASC Topic 410 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  ASC Topic 410 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding  cost capitalized by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  The Company will include estimated future costs of abandonment and dismantlement in the full cost amortization base and amortize these costs as a component of our depletion expense in the accompanying financial statements.

Business segment reporting -, The Company manages its operations in one business segment, the Resources, Logistic Development, Development and Mineral business.

Effect of Recent Accounting Pronouncements

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

 In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

 In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition – Milestone Method (Topic 605).  ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company’s adoption of the provisions of ASU 2010-17 did not have a material impact on its revenue recognition.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company’s adoption of the provisions of ASU 2010-11 did not have a material effect on its financial position, results of operations or cash flows.

 In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (ASC Topic 855) - Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-09). ASU 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

2. Non Current assets from discontinued operations

Vortex Ocean One, LLC (“Vortex One”) entered into a sale agreement with third parties regarding specific 4 wells assignments.  In consideration for the sale of the Assignments, Buyer shall pay the total sum of $2,300,000 to Seller as follows: (i) A $225,000.00 payment upon execution (paid) (ii) A 12 month $600,000.00 secured promissory note bearing no interest with payments to begin on the first day of the second month after the properties contained in the Assignments begin producing. (iii) A 60 month $1,500,000.00 secured promissory note bearing no interest with payments to begin the first day of the fourteenth month after the properties contained in the Assignments begin producing.

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

The Company alleges that the Buyer is not performing under the notes. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean One’s position is that the Buyer as well as the operator is under breach of the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements and the collateral.  The Company has written off the notes on its balance sheet in 2010, and is therefore assuming that the buyers of those notes will not pay.

The assets and liabilities from discontinued operations included in the consolidated financial statements consisted of the following at December 31, 2010 and December 31, 2009:

	2010	2009

Non-current assets from discontinued operations, net of allowance of $1,544,690 and $0	$—	$1,544,690
Net assets of discontinued operations	$—	$1,544,690

Net liabilities from discontinued operations	$—	$—

 Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at December 31, 2010 and December 31, 2009.  The December 31, 2009 balance sheet has been restated to conform to the current year’s presentation.

Operating results of discontinued operations for the years ended December 31, 2010 and 2009 are shown separately in the accompanying consolidated statement of operations.  The operating statement for the year ended December 31, 2009 has been restated to conform to the current year’s presentation and are also shown separately.  The operating results of this discontinued operation for the year ended December 31, 2010 and 2009 consist of:

	2010	2009

Revenue from discontinued operations	$20,000	$—
Bad debt from discontinued operations	(1,544,690)	—
Minority interest from discontinued operations	—	160,000
Net Income (Loss) from discontinued operations	$(1,524,690)	$160,000

3. Convertible Notes Payable

Trafalgar - The Company entered into a Securities Purchase Agreement (the “Agreement”) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Buyer”) on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the “Notes”). Pursuant to the terms of the Agreement, the Company and the Buyer closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008, with escrow instruction to be closed on October 1, 2008. The Buyer, at its sole discretion, had the option to close on a second financing for $400,000 in Notes (which has been exercised as discussed below) and a third financing for $750,000 in Notes. Pursuant to the terms of the Agreement, the Company agreed to pay to the Buyer a commitment fee of 4% of the commitment amount, a structuring fee of $15,000, a facility draw down fee of 4%, issue the Buyer 150,000 shares of common stock, and pay a due diligence fee to the Buyer of $15,000. The Notes bear interest at 8.5% with such interest payable on a monthly basis with the first two payments due at closing. The Notes were due in full in September 2010.

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

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 2,000 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company’s board of directors, annual dividends of $0.70 per share of B Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the “Dividend VWAP”); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

In addition to any voting rights provided by law, holders of the E Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of E Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the E Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of E Preferred Stock will be entitled to receive, in preference to holders of Common Stock, an amount equal to the original purchase price per share, plus interest of 15%.

Trafalgar has contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E Preferred Stock to Trafalgar Capital Advisors LLC.

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

On August 6, 2010, as previously agreed under the settlement terms, Trafalgar converted $3MM of its note into preferred shares, Series E.  Subsequently, in 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $264,139 of short-term debt) are currently owned by Sagi.  As of December 31, 2010, the Company has recorded $84,575 of dividend expense for the Series E Preferred shares.

Kobi Loria – On November 23, 2009, as a consideration for a cash loan, the Company signed a Note Payable for $100,000 payable to individual (third party) due on March 31, 2010 at 12% per annum.   The Note includes a convertible feature into the Company Common Stock based on conversion ratio that shall be valued at 95% of the volume-weighted average price for 5 trading days immediately preceding the conversion notice. On December 23, 2009 the Company signed an additional Note Payable for $50,000 to the same party on the same terms as the prior Note. The consideration for the Notes was cash, which the Company used for working capital. On April 15, 2010 the Company agreed with Mr. Loria that as the Company did not have the cash resources to pay off the Notes due to current capital constraints, it would convey to him the Company’s interests in Micrologic (which had been designated for sale since 2008) as partial payments on the Notes. The parties agreed that the Micrologic conveyed interests will be valued at $20,000.

As since March 31, 2010 the Company is in default on said notes, the Company accrued the default rate of 18% per annum on the relevant balances, but part of the note was offset by the agreed-upon value of the Micrologic conveyance.

Tiran Avgi (f/k/a Ibgui – “TA”) – On November 23, 2009 the Company ratified and issued a Note Payable for $365,000 to a third party. Said third party (“TA”) was a 50% member with Vortex One which invested in cash $525,000 on June 30, 2008. The Company entered numerous settlement agreements with TA in connection with Vortex Ocean; including providing collateral in form of pledge the DCG wells to TA. On February 2009, Vortex Ocean sold its interest to third parties, where per said sale the original balance of TA was reduced to $365,000 which remains due with maturity date of March 31, 2010. TA waived all his membership rights, and remains a secure lender under said note dated November 23, 2009 for his original investment that was consummated in cash on June 30, 2008.  Said Note in the amount of $365,000 is convertible to 10,000,000 common shares of the Company, which per the adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 10,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 10,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 10,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.  As since March 31, 2010 the Company is in default on said notes, the Company accrued the default rate of 18% per annum on the relevant balances.

The net amounts owed to TA per the operating agreement instructions, and settlement agreements can be summarized as following:

Original Cash Investment	525,000
Proceeds from sale:
Gross amount	(225,000)
Fee paid by Ibgui	25,000
Company Interest 20% Per operating Agreement	40,000

Note payable to TA	365,000

Gerald Schaffer (former Director)– On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $133,344 payable to Mr. Schaffer (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. Said Note in the amount of $133,344 is convertible to 150,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 150,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 150,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 150,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

Stewart Reich (former director) – On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $149,177 payable to Mr. Reich (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. Said Note in the amount of $149,177 is convertible to 150,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 150,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 150,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 150,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

Yossi Attia (former director)– On May 31, 2010 as consideration for cash loans made by Mr. Attia to the Company, which were used to fund our ongoing operations, the Company signed a Note Payable for $1,000,000 payable to Mr. Attia (who resigned from the Board on June 12, 2010)) due on May 30, 2011 at 12% per annum. Said Note in the amount of $1,000,000 is convertible to 1,000,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note has an adjustment mechanism which states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 1,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 1,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 1,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

The breakdown of the Notes as due on December 31, 2010 is summarized in the following table.  These notes have maturities of less than one year, and are therefore presented in the Company’s financials as Current Liabilities.

Holder	Date Issued	Maturity	Annual Rate	Face Value	Default Rate	12/31/2010
Mr. Attia	5/31/2010	5/30/2011	12.00%	1,000,000	18.0%	1,070,356
Mr. Avgi	11/23/2009	3/31/2010	N/A	365,000	18.0%	414,500
Mr. Reich	5/31/2010	5/30/2011	12.00%	149,177	18.0%	159,673
Mr. Louria	11/23/2009	3/31/2010	12.00%	93,249	18.0%	105,997
Mr. Louria	12/1/2009	3/31/2010	12.00%	56,493	18.0%	64,127
Mr. Schaffer	5/31/2010	5/30/2011	12.00%	133,344	18.0%	142,726

Total				1,797,263		1,957,378

Presented as Long term Liabilities:

Holder	Date Issued	Maturity	Annual Rate	Face Value	Default Rate	12/31/2010
Trafalgar - unconverted portion	1/1/2010	N/A	7.00%	N/A	18.0%	133,900
Trafalgar - New notes 2010	N/A	N/A	0.00%	130,239	N/A	130,239

Total				130,239		264,139

4.  Stockholder Equity

Common Stock:

On January 23, 2009, the Company completed the sale of 500 shares of the Company’s common stock to one accredited investor for net proceeds of $75,000 (or $0.015 per common share). The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On March 5, 2009, the Company and Yasheng Group implemented an amendment to the Term Sheet pursuant to which the parties agreed to explore further business opportunities including the potential lease of an existing logistics center located in Inland Empire, California, and/or alliance with other major groups complimenting and/or synergetic to the Company/Yasheng JV as approved by the board of directors on March 9, 2009. Further, in accordance with the amendment, the Company issued 500,000 shares to Yasheng and 384,615 shares to Capitol Properties in consideration for exploring the business opportunities, and providing –intellectual property and know-how.  The shares of common stock were issued based on the Board consent on March 9, 2009, in connection with this transaction in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated there under. Yasheng and Capitol are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company calculated its expenses associated with the transaction to be $348,240, and expensed that amount on the income statement. As Yasheng failed to enter into a definitive agreement with the Company, we may lose a significant source of potential clients for the logistics center.  As such, the Company would be required to develop additional sources of clients and develop a significant sales force to achieve favorable results. On April 5, 2010, the Company issued a formal request to Yasheng demanding the surrender of the 500,000 shares issued to them as well as reimbursement to the Company for its expenses associated with the transaction in the amount of $348,240. To date, said formal request was not answered by Yasheng, and as such on September 30, 2010, the Company’s Board of Directors voted to cancel the 500,000 shares.  The shares have not been returned to the Company, however, and are therefore not cancelled; however, the Company contests the validity of the shares.

As reported by the Company on its Form 10-Q filed on November 14, 2008, Star Equity Investments, LLC (“Star”) entered, on September 1, 2008, into that certain Irrevocable Assignment of Promissory Note, which resulted in Star being a creditor of the Company with a loan payable by the Company in the amount of $1,000,000 (the “Debt”). No relationship exists between Star and the Company and/or its affiliates, directors, officers or any associate of an officer or director.  On March 11, 2009, the Company entered and closed an agreement with Star pursuant to which Star agreed to convert all principal and interest associated with the Debt into 85,000 shares of common stock and released the Company from any further claims.

On October 1, 2008, the Company entered into a short term note payable (6 month maturity) with a foreign Company, a third party, for $330,000. The note had 12% interest commencing October 1, 2008 and can be converted (including interest) into common shares of the Company at an established conversion price of $0.015 per share. Holder has advised that it has no desire to convert the  Note into shares of the Company’s common stock at $1.50 per share at this time as the Company’s current bid and ask is $0.23 and $0.72, respectively, and there was virtually no liquidity in the Company’s common stock. The Company was in default on the Note, and Holder has threatened to commence litigation if it not paid in full. The Company did not have the cash resources to pay off the Note due to current capital constraints. Holder has agreed that it is willing to convert the Note if the conversion price is reset to $0.04376 resulting in the issuance of 80,000 shares of common stock (the “Shares”) of the Company. The parties entered a settlement agreement in May 2009.  The agreement with Holder was approved by the Board of Directors where Mr. Yossi Attia has abstained from voting due to a potential conflict of interest.

On July 15, 2009 TAS which owned Series B preferred shares, converted the Series B Preferred Shares to 75,000 common stock 0.001 par values per share.

On July 23, 2009, the Company issued 465shares of its common stock 0.001 par value per share, to Stephen M. Fleming, the Company’s securities counsel pursuant to the 2008 Employee Stock Incentive Plan registered on Form S-8 Registration.

On August 17, 2009, the Company entered into a Subscription Agreement with an accredited investor pursuant to which the investor agreed to acquire up $400,000 in shares of common stock of the Company at a per share purchase price equal to the average closing price for the five trading days prior to close. On August 17, 2009, the accredited investor purchased 3,509 restricted shares of common each at $0.57 per share for an aggregate purchase price of $200,000, which was paid in cash. On August 31, 2009, the accredited investor purchased an additional 1,501 shares of common stock at $.3332 per share for an aggregate purchase price of $50,000, which was paid in cash. On September 4, 2009, an accredited investor purchased 5,747 restricted shares of common each at $.22136 per share for an aggregate purchase price of $127,219.48, which was paid in cash. The shares of common stock were offered and sold to the accredited investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. The investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On October 22, 2009, the Company issued Corporate Evolutions, Inc. 5,000 shares of common stock. Corporate Evolutions, Inc. provides investor relation services to the Company and is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder.

On or around October 28, 2009 the Company and all other parties settled the Rusk dispute for $400,000 to be paid within 75 days from settlement. As the Company does not have sufficient funds to pay the Settlement Amount, and Emvelco RE Corp.  (“Emvelco RE Corp.”) has agreed indemnify the Company and pay the Settlement Amount if the Company issues Emvelco RE 400,000 shares of common stock of the Company (the “Shares”)., the Company authorized to issue Emvelco RE the Shares which shall be issued under Section 4(2) of the Securities Act of 1933, as amended, and which shall be considered validly issued and duly authorized.

On December 30, 2009, the Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 2009 (the “Agreement”). Pursuant to the Agreement, the Company agreed to pay the Investor a commitment fee of $250,000 (the “Commitment Fee”), payable at the earlier of the six monthly anniversary of the execution of the Agreement or the first tranche.  The Company has the right to elect to pay the Commitment Fee in immediately available funds or by issuance of shares of Common Stock. As such the Company issued to the Investor 100,000 shares of Common Stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.

On December 30, 2009, the Company entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 119,033 shares of Common

Stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias, was initially issued on August 8, 2008.

On January 20, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 130,000 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias (see above), was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.   After the date of this conversion, Ms. Atias still held a note payable by the Company for $50,000.

On March 23, 2010, the Company issued 80,000 shares of its common stock to Donfeld, Kelley & Rollman (“Kelley”), the Company lawyer, as partial payment for legal fees due in the amount of $37,860. The promissory note, which was converted by Kelley, was issued on August 30, 2009.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. The adjusting mechanism of his Note is still in effect.  The remaining balance due to Kelley of $30,650 was forgiven.

On April 10, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Ms. Atias whereby the Company and Ms. Atias exchanged the remaining balance of $50,000 from a promissory note in the amount of $250,000 held by Ms. Atias,  into 127,143 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion had already been converted by Ms. Atias, was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. After the agreement was consummated, the Company paid the Atias note in full.

On April 10, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Mrs. Priscilla Dunckel whereby the Company and Mrs. Dunckel exchanged $20,000 of a promissory note in the amount of $20,000 held by her into 50,857 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. On April 10, 2010, via an exchange agreement, Mrs. Dunckel’s note was paid off in full.

Preferred Stock:

Series A and B were converted in 2009 into common stock.

Series C - On November 26, 2009, the Company issued 210,087 shares of Series C Preferred Stock for aggregate consideration of $5,000.  Each six hundred shares of Series C Preferred Stock is convertible into one post-reverse-split share of common stock; provided, however, in the event that the shares of Series C Preferred Stock have been outstanding for a period of one year, then it shall be automatically converted into shares of common stock in accordance with the aforementioned conversion formula.  The Series C Preferred shares have been converted to post-reverse-split common shares, and the conversion has been given full effect in the financials included herein.  The Company issued the securities to one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Series E and Series F–

The Company entered into a Securities Purchase Agreement (the “Trafalgar Agreement”) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the “Notes”). Pursuant to the terms of the Agreement, the Company and Trafalgar closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008.  The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008.  On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement which was declared effective as of December 31, 2009, the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company’s board of directors, annual dividends of $0.70 per share of B Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the “Dividend VWAP”); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

In addition to any voting rights provided by law, holders of the E Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of E Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the E Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of E Preferred Stock will be entitled to receive, in preference to holders of Common Stock, an amount equal to the original purchase price per share, plus interest of 15%.

Trafalgar has contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E Preferred Stock to Trafalgar Capital Advisors LLC.  In 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $264,139 of short-term debt) are currently owned by Sagi.  As of December 31, 2010, the Company has recorded $84,575 of dividend expense for the Series E Preferred shares.

The Company entered into letter agreements with each of Jeffrey Sternberg, Gerry Weinstein, Andre Lauzier and William Lieberman, directors of the Company, whereby each of the directors agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”).

Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 5 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights.

In addition to any voting rights provided by law, holders of the F Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of F Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the F Preferred Stock may be converted on the record date for determining stockholders entitled to vote multiplied by 10.

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

Treasury Stock:

In June 2006, the Company’s Board of Directors approved a program to repurchase, from time to time, at management’s discretion, up to 7,000 shares of the Company’s common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. A licensed Stock Broker Firm is acting as agent for our stock repurchase program. Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 7,000 to 15,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

As of December 31, 2010 the Company has 10 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

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

(b) Other Options

As of December 31, 2010, there were 330,000 options outstanding with a weighted average exercise price of $3.77.

No options were exercised during the fiscal years ended December 31, 2010 and 2009.

The following table summarizes information about shares subject to outstanding options as of December 31, 2010, which was issued to current or former employees, consultants or directors pursuant to the 2004 Incentive Plan and grants to Directors:

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

5. Acquisition and Dispositions

Vortex Ocean One, LLC - On June 30, 2008, the Company formed a limited liability company with Tiran Ibgui, an individual (“Ibgui”), named Vortex Ocean One, LLC (the “Vortex One”). The Company and Ibgui each own a fifty percent (50%) membership interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company’s wholly owned subsidiary DCG (as reported on the Company’s Form 8-Ks filed on May 7, 2008 and May 9, 2008 and amended on June 16, 2008). The Company and Ibgui entered into a Limited Liability Company Operating Agreement which sets forth the description of the membership interests, capital contributions, allocations and distributions, as well as other matters relating to Vortex One.  Mr. Ibgui paid $525,000 as consideration for his 50% ownership in Vortex One and the Company issued 5,250 common shares at an establish $1.00 per share price for its 50% ownership in Vortex One. In October and November 2008, the Company entered into settlement arrangements with Mr. Ibgui, whereby the Company agree to transfer the 5,250 common shares previously owned by Vortex One to Mr. Ibgui in exchange for settlement of all disputes between the two parties, and also pledged and assigned the DCG four term assignments. On March 2009, Vortex One exercised its rights under the pledge and entered into a sale agreement with third party with regards to the 4 term assignments. Said sale was given full effect in the 2009 audited financial statements.

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

6. Commitments and Contingencies

Employment Agreement:

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President that provided for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. His base salary was subsequently raised to $360,000 per year.  During the first and second quarter of 2010 and the fiscal year 2009, Yossi Attia paid substantial expenses for the Company and also deferred his salary. As of December 31, 2010, the Company owes Mr. Attia approximately $1,302,258 for those expenses.  Mr. Attia resigned from the Company on June 11, 2010; in connection with that resignation, the Company owes Mr. Attia a note payable for approximately $1,070,356, and the remainder that is owed (approximately $239,787) is classified as an account payable.  Both items are presented as current liabilities of the Company.

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as a Director of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 5 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights. In addition to any voting rights provided by law, holders of the F Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of F Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the F Preferred Stock may be converted on the record date for determining stockholders entitled to vote multiplied by 10.

Lease Agreements:

The Company head office was located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis (The Company notified the landlord that effective December 1, 2009 it will terminate and vacate the premises), paying $219 per month. The Company’s operation office (and headquarter from December 1, 2009 to June 2010) was located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month (lease term ends June 2011). Effective June 2010, based on the Trafalgar settlement agreement, the Company is operating only from its operational offices located at 9270 Two Notch Road, Suite 4, Columbia, SC 29223.  The Company will pay no rent until participation in lease expenses has been established.  .

Legal Proceedings:

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings other than those detailed below that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Trafalgar Capital Specialized Investment Fund, Luxembourg - The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established a financial relationship which should create a source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in the Company filing). The Company position is that the DCG transactions (among others) would not have been closed by the Company unless Trafalgar had provided the needed financing needed for the drilling program.  On April 14, 2009, the Company filed a complaint in Superior Court of California, County of Los Angeles, and Case No. BC 411768 against Trafalgar Capital Specialized Investment Fund, Luxembourg and its affiliates (which was served on June 5, 2009 via registered mail and on September 10, 2009 in personal service), alleging breach of contract and fraud and alleged damages in the amount of $30,000,000.  On or about August 2008, Trafalgar obtained a default judgment against the Company in a lawsuit brought by it (but never served on the Company) in Florida (Case No. 09-60980) for $2,434,196.06. The Company appealed said judgment, based on non-service and its appeal was granted on April 9, 2010 so this judgment been vacated. On April 15, 2010 effective December 31, 2009 the company and Trafalgar settled all outstanding disputes. The parties agreed that the debts owe to Trafalgar will be set as $3,000,000 with maturity of 30 months from date of issuing carry a 7% annual interest. Under the terms of the settlement, Trafalgar will be issued Preferred Stock of the Company, which is convertible to common shares at the option of the holders, into 6,000,000 common shares of the Company (post reverse 100:1), at any time upon written notice to the company; this is more than the total authorized shares of the Company. In the event of conversion of the note, the Company will authorize more shares to be issued at that point (at the time, the parties acknowledged that the Company did not have sufficient authorized shares to achieve said issuance). Trafalgar will appoint 4 directors to the Company’s Board of Directors. Under the terms of the settlement, Trafalgar agreed to continue and pursue the core business of the Company.  Trafalgar has subsequently contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E

Preferred Stock to Trafalgar Capital Advisors LLC.  In 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $264,139 of short-term debt) are currently owned by Sagi.  As of December 31, 2010, the Company has recorded $84,575 of dividend expense for the Series E Preferred shares.

Verge Bankruptcy & Rusk Litigation - On January 23, 2009, Verge Living Corporation (the “Debtor”), a former wholly owned subsidiary of Atia Group Limited (“AGL), a former subsidiary of the Company, filed a voluntary petition (the “Chapter 11 Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”).  The Chapter 11 Petitions are being administered under the caption  In re: verge Living Corporation, et al., Chapter 11 Case No. ND 09-10177 (the “Chapter 11 Proceedings”).  The Bankruptcy Court assumed jurisdiction over the assets of the Debtors as of the date of the filing of the Chapter 11 Petitions.  . On April 28, 2009, Chapter 11 Proceedings changed venue to the United States Bankruptcy Court for the District of Nevada, Chapter 11 Case No BK-S-09-16295-BAM. As Debtor as well as its parent AGL were subsidiaries of the Company at time when material agreements where executed between the parties, the Company may become part of the proceeding. In August 2008, Dennis E. Rusk Architect LLC and Dennis E. Rusk, (“Rusk”) were terminated by a former affiliate of the Company. Rusk filed a lawsuit against the Debtor, the Company and multiple other parties in Clark County, Nevada, Case No. A-564309. The Rusk parties seek monetary damages for breach of contract. The Company has taken the position that the Company will have no liability in this matter as it never entered an agreement with Rusk. The court handling the Verge bankruptcy entered an automatic stay for this matter. On or about October 28, 2009 the parties settled said complaint, where the other parties agreed to pay the Rusk parties the sum of $400,000. The amount of $37,500 was advanced by the other parties to the Rusk parties. The Company’s Board of Directors agreed to issue to the other parties 40,000 shares of the Company, as the Company participation in said settlement, which was done on October 2008. The shares of common stock were issued in connection with this transaction in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the Penalty Holders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Yalon Hecht - On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against Yalon Hecht, a foreign attorney alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. On April 2007, Mr. Hecht returned $92,694 (70,000 Euros on the date of transfer) to the Company which netted $72,694.  On June 2007, the Company filed a claim seeking a   default judgment against Yalon Hecht. On October 25, 2007, the Company obtained a default judgment against Yalon Hecht for the sum of $249,340.65. On February 7, 2011, the Company retained domestic Israeli counsel to try to collect on the aforementioned judgment amount.

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

On July 1, 2008, DCG entered into a Drilling Contract (Model Turnkey Contract) (“Drilling Contract”) with Ozona Natural Gas Company LLC (“Ozona”). Pursuant to the Drilling Contract, Ozona has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells scheduled for as later phase, by Ozona and Mr. Mustafoglu, as well as the wells locations. Based on Mr. Mustafoglu negligence and executed unauthorized agreements with third parties, the Company may have hold Ozona and others responsible for damages to the Company with regards to surface rights, wells locations and further charges of Ozona which are not acceptable to the Company. The Company did not commence legal acts yet, and evaluate its rights with its legal consultants.

Wang - On August 4, 2009, the Company filed a Form 8-K Current Report with the Securities and Exchange Commission advising that Eric Ian Wang (“Wang”) was appointed as a director of the Company on August 3, 2009. Mr. Yang was nominated as a director at the suggestion of Yasheng which approved the filing of the initial Form 8-K. On August 5, 2009, Mr. Wang contacted the Company advising that he has not consented to such appointment. Accordingly, Mr. Wang has been nominated as a director of the Company but has not accepted such nomination and is not considered a director of the Company. Mr. Wang’s nomination was subsequently withdrawn. Furthermore, although no longer relevant, Mr. Wang’s work history as disclosed on the initial Form 8K was derived from a resume provided by Mr. Wang. Subsequent to the filing of the Form 8-K, Mr. Wang advised that the disclosure regarding his work history was inaccurate. As a result, the disclosure relating to Mr. Wang’s work history should be completely disregarded. The Company believe that at the time that these willful, malicious, false and fraudulent representations were made by Wang to the company, Wang knew that the representations were false and that he never intended to be appointed to the board. The company informed and believe the delivery of the resumes, and the later demand for a retraction of the resumes, were part of a scheme (with others) to injure the business reputation of the company to otherwise damages its credibility such that the Company would have a lesser bargaining position in the finalization of the documents relating to the Yasheng transaction. As such the Company filled on September 2009 a complaint against Wang in California Superior Court – San Bernardino County – Case No.: CIVRS909705. On or about January 4, 2010 the parties settled all their adversaries. Under said settlement, Wang represents, warrants, and agrees that the information about him that was contained in the 8K Filing and other disclosure documents was supplied by him.  Any alleged inaccuracies, misrepresentations, and/or misstatements in the 8K Filing and other disclosure documents, regarding his resume, background and/or qualifications, if any exist, were based upon the information he provided to the Company.

Sharp - On October 19, 2009, George A. Sharp (“Sharp”) filed a Complaint in the San Diego Superior Court, Case No. 37-2009-00100574-CU-MC-CTL (the “Case”) against the Company.  On December 29, 2009, Sharp filed a First Amended Complaint in the Case.  On January 15, 2010, the Court in the San Diego Superior Court granted the motion of the Company to transfer the Case to the Los Angeles Superior Court.  The Case was assigned Case Number BC434061 in the Los Angeles Superior Court on or about March 24, 2010. On June 2, 2010, the Company entered into a settlement agreement and release of claims (the “Sharp Agreement”) with Sharp for the purpose of resolving the Case.  Under the terms of the Sharp Agreement, the parties agreed to settle the action pursuant to which the Company will pay Sharp $25,000 (the “Funds”) on or before June 3, 2010, which was paid.  Upon receipt of the Funds, Sharp will provide an executed Request for Dismissal with prejudice.  Additionally, Sharp has agreed to cease and desist from contacting shareholders of the Company and communicating in any manner regarding the Company. In August 2010, the Company agent of service was served with a complaint by Sharp against the Company for breach of agreement. The complaint was filed with the Superior Court of California, in the County of Los Angeles – Case Number 10K15452.  The Company intends to defend itself vigorously, and believes that the complaint for violation of the non-disparagement clause of the Sharp Agreement is without merit.

Except as set forth above, there are no known significant legal proceedings that have been filed and are outstanding or pending against the Company.

Vortex Ocean One, LLC:

On June 30, 2008, the Company formed a limited liability company with third party, an individual (“TI”), named Vortex Ocean One, LLC (the “Vortex One”). The Company and TI each owned a fifty percent (50%) membership Interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company’s wholly owned subsidiary. To date there has been no production or limited production. As such a dispute has arisen between the Parties with regards to the Vortex One and other matters, so in order to fulfill its obligations to Investor and avoid any potential litigation, Vortex One has agreed to issue the Shares directly into the name of the TI, as well as pledging the 4 term assignments to secure the investment and future proceeds per the LLC operating agreement (where the investor entitled to 80% of any future cash flow proceeds, until he recover his investments in full, then after the parties will share the cash flow equally). As disclosed before, said 4 wells were sold to a third party. The Company, via its subsidiary, completed the drilling of all 4 wells at the estimated cost of $2,100,000 for four wells (not including option payments). The Company also exercised its fifth well option (by paying per the master agreement $50,000 option fee on November 5, 2008).  In lieu of the world financial markets crisis, the Company approached the land owners on DCG mineral rights, requesting an amendment to allow DCG an additional six (6) months before it is required to exercise another option to secure a Term Assignment of Oil and Gas Lease pursuant to the terms of the original Agreement dated March 5, 2008. The land owner’s representative has answered the Company’s request with discrepancies about the date as effective date. During 2009 the Company received production reports from third party that appear to be inaccurate. The company is currently investigating its possibilities. On November 2009 the Company agreed with TI that his paid-up balance will prevail as a note, and all his equity interest will be belong to the Company.

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

Reverse Split and Name changed:

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced from 92,280,919 to 922,809.  The authorized shares of common stock will remain as 400,000,000 and the par value will remain the same. New CUSIP was issued for the Company’s common stock which is 92905M 203.  The symbol of the Company was changed from VTEX into VXRC.  Effective July 15, 2009, the Company changed its name from Vortex Resources Corp. to Eco-Trade Corporation.  In addition, effective July 15, 2009, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from VXRC to YASH. As such a new CUSIP number was issued on July 5, 2009. The new number is: 985085109.

On June 30, 2010, the Board of Directors of the Company approved the change of its name to ECO-Trade Corporation and the reverse split of the common stock of the Company on a 100:1 basis., Effective December 8, 2010, the Company changed its name to “Eco-Trade Corp.” and affected a reverse-split of its issued and outstanding shares of common stock on a 100:1 basis pursuant to that certain Certificate of Amendment to the Restated Certificate of Incorporation, as amended.  Further, the Company’s symbol been changed to “BOPT”.  FINRA implemented the name change, reverse split and symbol change effective December 9, 2010. The reverse split has been given full effect in the financial statements herein.

Pending Transactions and potential exposure associated with the Yasheng Group:

The Company entered into series of agreements with Yasheng Group. Yasheng Group failed to comply with the Company due diligence procedure, and as such terminated the definitive agreement with the Company on November 2009.  Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the Exchange.    On November 3, 2009, the Company sent Group and Yasheng-BVI a letter demanding various closing items.  Group and Yasheng-BVI did not deliver the requested items and, on November 9, 2009, after verbally consulting management of the Company with respect to the hardship and delays expected consolidating both companies audits, Group and Yasheng-BVI  sent a termination notice to the Company advising that the Exchange Agreement had been terminated. On April 5, 2010 the Company issued a formal request to Yasheng demanding that they surrender of the 500,000 shares that were issued to them, as well as reimburse the Company for its expenses associated with the transaction in the amount of $348,240. To date, said formal request was not answered by Yasheng, and as such, on September 30, 2010, the Company’s Board of Directors voted to cancel the 500,00000 shares.  The shares were subsequently cancelled

CMARK International:

On June 30, 2010, the Company entered into a Joint Venture Agreement (the “Agreement”) with CMARK International, Inc. (“CMARK”), for the purpose of creating a jointly owned company to be named “Government Logistics Financing Group” or such other acceptable name, that will assist in implementing and servicing an existing backlog of services provided by CMARK in the areas of construction, interior systems and hospitality operations primarily to the U.S. Federal government and U.S. Federal government prime contractors. To date, CMARK has not provided the Company with its audited or reviewed financials. As such, the Company is putting the review of the suggested Agreement on hold.

7. Dispositions

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

As the Note bears no interest, the Company discounts it to present value (for the day of issuing, e.g. March 1, 2009)  using 12% as discount interest rate per annum, which is the Company’s approximate cost of borrowing.

The face value of the Notes and the discounted value per the original agreement should be paid as follows:

Year	Face Value	Discounted Value
2009	$450,000	$424,060
2010	375,000	$321,288
2011	300,000	$226,057
2012	300,000	$200,614
2013	300,000	$178,035
2014	300,000	$157,997
2015	75,000	$36,638

Total	2,100,000	$1,544,690

The Company alleges that the Buyer is not performing under the notes. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean One’s position is that the Buyer as well as the operator is under breach of the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements and the collateral.  The Company has written off the notes on its balance sheet, and is therefore assuming that the buyers of those notes will not pay,

8. Income taxes

The net income before income taxes by tax jurisdiction for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Net income before income taxes:

Domestic	$(2,519,252)	$(6,692,603)

Total	$(2,519,252)	$(6,692,603)

The provision for income taxes from continuing operations reflected in the consolidated statements of operations is zero; as such, there are no separate components. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss from continuing operations before income taxes.

The sources and tax effects of the differences for the years ended December 31, 2010 and 2009 is summarized as follows:

	2010		2009
	Amount	%	Amount	%
Computed expected tax
Expense/(Benefit)	$(881,738)	(35.00)	$(2,342,411)	(35.00)

Change in Valuation Allowance	881,738	35.00	2,342,411	35.00
Total expense/(benefit)	$0	0%	$0	0%

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

9. Related Party Transactions

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 5 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights. In addition to any voting rights provided by law, holders of the F Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of F Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the F Preferred Stock may be converted on the record date for determining stockholders entitled to vote multiplied by 10.

The Company entered into a Securities Purchase Agreement (the “Trafalgar Agreement”) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the “Notes”). Pursuant to the terms of the Agreement, the Company and Trafalgar closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008.  The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008.  On April 15, 2010 the parties settled their outstanding disputes. Based on said settlement which was declared effective as of December 31, 2009, the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company’s board of directors, annual dividends of $0.70 per share of B Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the “Dividend VWAP”); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

In addition to any voting rights provided by law, holders of the E Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of E Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the E Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of E Preferred Stock will be entitled to receive, in preference to holders of Common Stock, an amount equal to the original purchase price per share, plus interest of 15%.

Trafalgar has contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E Preferred Stock to Trafalgar Capital Advisors LLC.  In 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $264,139 of short-term debt) are currently owned by Sagi.  As of December 31, 2010, the Company has recorded $84,575 of dividend expense for the Series E Preferred shares.

10.  Earnings (loss) per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At December 31, 2010 and 2009, respectively, there were 1,810,592 and 0 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share.

	2010	2009
Net Loss	(2,519,252)	(6,692,603)
Weighted average shares outstanding, basic	1,723,685	889,855
Loss per share from continuing operations, basic	(0.58)	(7.70)
Gain (Loss) per share from discontinued operations, basic	(0.89)	0.18
Net Loss per Common Share	(1.47)	(7.52)