Form 10-Q
period 2011-03-31
Eco-Trade Corp
filed 2011-05-16
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 001-12000

ECO-TRADE CORP.
 (Exact name of registrant - registrant as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o SMIRNOV HOLDINGS, LTD
410 Park Avenue
Suite 1530
New York, NY 10022
 (Address of principal executive offices)

(917) 310-5810
Issuer’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	1,802,718
(Class)	(Outstanding at May 12, 2011)

ECO-TRADE CORP. (F/K/A YASHENG ECO-TRADE CORP.)

INDEX

PART I.	Financial Information

Item 1.	Financial Statements (Un-Audited)

	Condensed Consolidated Balance Sheet as of March 31, 2011 (unaudited) and as of December 31, 2010 (audited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2011 (unaudited) and 2010 (audited)	4

	Condensed Consolidated Statements of Stockholders’ equity for the three months ended March 31, 2011 and for the fiscal year ended December 31, 2010	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 (unaudited) and 2010 (audited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	Other Information	27

Signature		31

PART I.	Financial Information

Item 1.	Financial Statements (Un-Audited)

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp)
Consolidated Balance Sheet
As of March 31, 2010 (unaudited) and December 31, 2010 (audited)
Amounts in US dollars

	March 31 2011 (unaudited)	December 31 2010 (audited)
ASSETS
Current assets:
Cash and cash equivalents	—	—
Total current assets	—	—

Total Non Current assets from discontinued operations	—	—
Total assets	—	—
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	466,085	442,008
Dividends Payable	136,356	84,575
Short-term convertible notes payable	2,018,907	1,957,379
Short-term convertible note payable - related party	293,855	264,139
Total current liabilities	2,915,203	2,748,101
Long-term debt	—	—
Total non Current liabilities	2,915,203	2,748,101

Stockholders’ deficit:
Preferred stock, series E convertible, $.001 stated value, 300,000 shares authorized issued and outstanding as of March 31, 2011 and December 31, 2010, respectively; 7% dividend per annum	300	300
Preferred stock, series F convertible, $.001 stated value, 10,000 shares authorized issued and outstanding at March 31, 2011 and December 31, 2010	10	10
Common stock, $.001 par value - Authorized 400,000,000 shares; 1,802,718 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,803	1,803
Additional paid-in capital	95,985,767	95,985,767
Accumulated deficit	(98,876,048)	(98,708,946)
Accumulated other comprehensive loss	(2,226)	(2,226)
Treasury stock – 1,000 common shares at cost	(24,809)	(24,809)
Total stockholders’ deficit	(2,915,203)	(2,748,101)

Total liabilities and stockholders’ deficit	—	—

See accompanying notes to consolidated financial statements.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp)
Consolidated Statements of Operations and Comprehensive Income
For the Fiscal Quarters ended March 31, 2011 and 2010
Amounts in US dollars

	For the fiscal quarter ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$—	$—

Operating expenses
Compensation and related costs	800	79,187
Consulting, professional and directors fees	48,167	93,001
Other selling, general and administrative expenses	310	103,210
Total operating expenses	49,277	275,398
Operating loss	(49,277)	(275,398)
Interest (expense)
Interest income	—	—
Interest expense	(67,644)	(57,052)
Net interest (expense)	(67,644)	(332,450)

Other income (expense)
Other income	1,600	—
Total other income (expense)	(66,044)	(332,450)

Preferred stock dividends	(51,781)	—
Net loss from continuing operations	(167,102)	(332,450)
Income (Loss) from discontinued operations	—	—
Net loss	(167,102)	(332,450)
Comprehensive (loss)	$(167,102)	$(332,450)
Net loss per common share Continuing operations	(0.09)	(0.28)
Discontinued operations	—	—
Net Loss per share	$(0.09)	$(0.28)
Weighted average number of shares outstanding, basic	1,797,612	1,203,737

See accompanying notes to consolidated financial statements.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Quarter ended March 31, 2011 and the Fiscal Year ended December 31, 2010
Amounts in US dollars

	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Other
	Number		Series E		Series F		Number		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders’
	of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	of Shares	Amount	Capital	Deficit	(Loss)	Stock	Equity
Balance December 31, 2009	210,087	210					1,409,098	1,410	92,768,395	(96,189,694)	(2,226)	(24,809)	(3,446,714)
Common stock for Moran Atias							130,000	130	99,870				100,000
Common stock issuances for services: legal fees							80,000	80	37,780				37,860
Common stock for Moran Atias							127,143	127	49,873				50,000
Common stock for Prascilla Dunckel							50,857	51	19,949				20,000
Conversion of note payable to preferred shares			300,000	300					2,999,700				3,000,000
Issuance of Series F Preferred Stock					40,000	40			39,960				40,000
Cancellation of Series F Preferred Stock					(30,000)	(30)			(29,970)				(30,000)
Conversion of Series C Preferred shares to common stock	(210,087)	(210)					350	—	210				—
Difference due to rounding from reverse stock split							5,270	5					5
Net loss for period										(2,519,252)			(2,519,252)
Balance December 31, 2010	—	—	300,000	300	10,000	10	1,802,718	1,803	95,985,767	(98,708,946)	(2,226)	(24,809)	(2,748,101)
Net loss for period										(167,102)			(167,102)
Balance March 31, 2011	—	—	300,000	300	10,000	10	1,802,718	1,803	95,985,767	(98,876,048)	(2,226)	(24,809)	(2,915,203)

See accompanying notes to consolidated financial statements.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp)
Consolidated Statements of Cash Flows
Fiscal Quarters ended March 31, 2011 and 2010
Amounts in US dollars

	For the fiscal quarter ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)

Comprehensive loss	(167,102)	(332,450)
Stock issuance for services	—	47,870
Increase (Decrease) in Accrued Interest	67,644	—
Increase (Decrease) in Dividends Payable	51,781	—
Increase (Decrease) in Other Current Liabilities	—	4,551
Increase (Decrease) in Accounts Payable	1,777	194,529
Increase (Decrease) in Accrued Expenses	45,900
Net cash used by continuing operations	—	(85,500)
Net cash provided by discontinued operations	—	—
Net cash used by operating activities	—	(85,500)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	—	(85,500)
Cash and cash equivalents, beginning of year	—	85,789
Cash and cash equivalents, end of year	—	289

Supplemental disclosure:
Cash paid for interest expense	—	4,552

Summary of non-cash transactions:
Accrued interest expense	67,644	57,052
Note payable converted to common stock		100,000
Dividend payable on Series E Preferred Shares	51,781	0

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

For the years ending December 31, 2010 and 2009, and for the current fiscal quarter ended March 31, 2011, the balance sheets and results of operations of DCG, and Vortex Ocean One, LLC are consolidated into these financial statements

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenues from property sales are recognized when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when the Company has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when the Company has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, The Company’s assessment of the buyer’s credit standing and the Company’ assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor their obligation to it.  Revenue from fixed price contracts is recognized on the percentage of   completion   method.   The   percentage of completion method is also used for condominium projects in which the Company is a real estate developer and all units have been sold prior to the completion of the preliminary stage and at least 25% of the project has been carried out. Percentage of completion is measured by the percentage of costs incurred to balance sheet date to estimated total costs.  Selling,   general, and administrative costs are charged to expense as incurred.  Profit incentives are included in revenues, when their realization is reasonably assured. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are first determined, in the amount of the estimated loss of the full contract. Differences between estimates and actual costs and revenues are recognized in the year in which such differences are determined. The provision for warranties is provided at certain percentage of revenues, based on the preliminary calculations and best estimates of the Company’s management.

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

Foreign currency translation - The Company considers the United States Dollar (“US Dollar” or “$”) to be the functional currency of the Company and its subsidiaries.

Cash and cash equivalents - Cash and cash equivalents include cash at bank and money market funds with maturities of three months or less at the date of acquisition by the Company.

Marketable securities - The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. The Company did not have any marketable securities within continuing operations for the quarters ended March 31, 2011 and March 31, 2010 (other than Treasury Stocks as disclosed).

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

Gas Rights on Real Property, plant, and equipment - Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired. Interest costs incurred to finance expenditures during the construction phase of multiyear projects are capitalized as part of the historical cost of acquiring the constructed assets. The project construction phase commences with the development of the detailed engineering design and ends when the constructed assets are ready for their intended use. Capitalized interest costs are included in property, plant and equipment and are depreciated over the service life of the related assets. The Company uses the “successful efforts” method to account for its exploration and production activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method. The Company records an asset for exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved natural gas reserves. Significant unproved properties are assessed for impairment individually and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that the Company expects to hold the properties. The valuation allowances are reviewed at least annually.  Other exploratory expenditures, including geophysical costs, other dry hole costs and annual lease rentals, are expensed as incurred. Unit-of-production depreciation is applied to property, plant and equipment, including capitalized exploratory drilling and development costs, associated with productive depletable extractive properties.  Unit-of-production rates are based on the amount of proved developed reserves of natural gas and other minerals that are estimated to be recoverable from existing facilities using current operating methods. Under the unit-of-production method, natural gas volumes are considered produced once they have been measured through meters at custody transfer or sales transaction points at the outlet valve on the lease or field storage tank. Gains on sales of proved and unproved properties are only recognized when there is no uncertainty about the recovery of costs applicable to any interest retained or where there is no substantial obligation for future performance by the Company’s. Losses on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties is less than the carrying value. Proved oil and gas properties held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using annually updated corporate plan investment evaluation assumptions for natural gas commodity prices. Annual volumes are based on individual field production profiles, which are also updated annually. Cash flow estimates for impairment testing exclude derivative instruments. Impairment analyses are generally based on proved reserves. Where probable reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the impairment evaluation. Impairments are measured by the amount the carrying value exceeds the fair value.

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

In August 2010, the FASB issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics — Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

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

The assets and liabilities from discontinued operations included in the consolidated financial statements consisted of the following at December 31, 2010 and 2009 (there was no impact from discontinued operations on the financial statements in 2011):

	FY 2010	2009

Non-current assets from discontinued operations, net of allowance of $1,544,690 and $0	$—	$1,544,690
Net assets of discontinued operations	$—	$1,544,690

Net liabilities from discontinued operations	$—	$—

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

The Company and Trafalgar became adversaries where each party filled a lawsuit against the other party in different jurisdictions which included California, Nevada (indirect lawsuit filed by Verge) and Florida. On April 15, 2010 the parties settled their outstanding disputes. Based on the settlement, the parties agreed that Trafalgar converted its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Shares.

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

On August 6, 2010, as previously agreed under the settlement terms, Trafalgar converted $3MM of its note into preferred shares, Series E.  Subsequently, in 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $293,855 of short-term debt) are currently owned by Sagi.  As of March 31, 2011, the Company has recorded $136,356 of dividend expense for the Series E Preferred shares.

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

The breakdown of the Notes as due on March 31, 2011 is summarized in the following table.  These notes have maturities of less than one year, and are therefore presented in the Company’s financials as Current Liabilities.

Holder	Date Issued	Maturity	Annual Rate	Face Value	Default Rate	12/31/2010
Mr. Attia	5/31/2010	5/30/2011	12.00%	1,000,000	18.0%	1,100,603
Mr. Avgi	11/23/2009	3/31/2010	N/A	365,000	18.0%	431,060
Mr. Reich	5/31/2010	5/30/2011	12.00%	149,177	18.0%	164,186
Mr. Louria	11/23/2009	3/31/2010	12.00%	93,249	18.0%	—
Mr. Louria	12/1/2009	3/31/2010	12.00%	56,493	18.0%	176,300
Mr. Schaffer	5/31/2010	5/30/2011	12.00%	133,344	18.0%	146,760

Total				1,797,263		2,018,907

Presented as Short term Liabilities:

Holder	Date Issued	Maturity	Annual Rate	Face Value	Default Rate	12/31/2010
Sagi Collateral	1/1/2010	N/A	7.00%	N/A	18.0%	140,016
Sagi Collateral	N/A	N/A	0.00%	130,239	N/A	153,839

Total				130,239		293,855

4.  Stockholder Equity

Common Stock:

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

Series E and Series F– The Company entered into a Securities Purchase Agreement (the “Trafalgar Agreement”) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the “Notes”). Pursuant to the terms of the Agreement, the Company and Trafalgar closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008.  The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008.  On April 15, 2010 the parties settled their outstanding disputes. Based on the settlement, the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

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

Trafalgar has contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E Preferred Stock to Trafalgar Capital Advisors LLC.  In 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $293,855 of short-term debt) are currently owned by Sagi.  As of March 31, 2011, the Company has recorded $136,356 of dividend expense for the Series E Preferred shares.

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

As of March 31, 2011, the Company has 10 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

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

6. Commitments and Contingencies

Employment Agreement:

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President that provided for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. His base salary was subsequently raised to $360,000 per year.  During the first and second quarter of 2010 and the fiscal year 2009, Yossi Attia paid substantial expenses for the Company and also deferred his salary. Mr. Attia resigned from the Company on June 11, 2010; in connection with that resignation, the Company owes Mr. Attia a note payable for approximately $1,100,603.

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as a Director of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”).

Lease Agreements:

The Company head office was located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210, based on a month-to-month basis (The Company notified the landlord that effective December 1, 2009 it will terminate and vacate the premises), paying $219 per month. The Company’s operation office (and headquarter from December 1, 2009 to June 2010) was located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month (lease term ends June 2011). Effective May 6, 2011, the Company is operating only from its operational offices located at c/o SMIRNOV HOLDINGS, LTD, 410 Park Avenue, Suite 1530, New York, NY 10022.

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

Trafalgar Capital Specialized Investment Fund, Luxembourg - The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established a financial relationship which should create a source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in the Company filing). The Company position is that the DCG transactions (among others) would not have been closed by the Company unless Trafalgar had provided the needed financing needed for the drilling program.  On April 14, 2009, the Company filed a complaint in Superior Court of California, County of Los Angeles, and Case No. BC 411768 against Trafalgar Capital Specialized Investment Fund, Luxembourg and its affiliates (which was served on June 5, 2009 via registered mail and on September 10, 2009 in personal service), alleging breach of contract and fraud and alleged damages in the amount of $30,000,000.  On or about August 2008, Trafalgar obtained a default judgment against the Company in a lawsuit brought by it (but never served on the Company) in Florida (Case No. 09-60980) for $2,434,196.06. The Company appealed said judgment, based on non-service and its appeal was granted on April 9, 2010 so this judgment been vacated. On April 15, 2010, the company and Trafalgar settled all outstanding disputes. The parties agreed that the debts owe to Trafalgar will be set as $3,000,000 with maturity of 30 months from date of issuing carry a 7% annual interest. Under the terms of the settlement, Trafalgar will be issued Preferred Stock of the Company, which is convertible to common shares at the option of the holders, into 6,000,000 common shares of the Company (post reverse

100:1), at any time upon written notice to the company; this is more than the total authorized shares of the Company. In the event of conversion of the note, the Company will authorize more shares to be issued at that point (at the time, the parties acknowledged that the Company did not have sufficient authorized shares to achieve said issuance). Trafalgar will appoint 4 directors to the Company’s Board of Directors. Under the terms of the settlement, Trafalgar agreed to continue and pursue the core business of the Company.  Trafalgar has subsequently contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E Preferred Stock to Trafalgar Capital Advisors LLC.  In 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $293,855 of short-term debt) are currently owned by Sagi.  As of March 31, 2011, the Company has recorded $136,356 of dividend expense for the Series E Preferred shares.

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

Reverse Split and Name changed:

Effective February 24, 2009, the Company affected a reverse split of its issued and outstanding shares of common stock on a 100 for one basis.    As a result of the reverse split, the issued and outstanding shares of common stock were reduced from 92,280,919 to 922,809.  The authorized shares of common stock will remain as 400,000,000 and the par value will remain the same. New CUSIP was issued for the Company’s common stock which is 92905M 203.  The symbol of the Company was changed from VTEX into VXRC.  Effective July 15, 2009, the Company changed its name from Vortex Resources Corp. to Eco-Trade Corp..  In addition, effective July 15, 2009, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from VXRC to YASH. As such a new CUSIP number was issued on July 5, 2009. The new number is: 985085109.

On June 30, 2010, the Board of Directors of the Company approved the change of its name to Eco-Trade Corp. and the reverse split of the common stock of the Company on a 100:1 basis., Effective December 8, 2010, the Company changed its name to “Eco-Trade Corp.” and affected a reverse-split of its issued and outstanding shares of common stock on a 100:1 basis pursuant to that certain Certificate of Amendment to the Restated Certificate of Incorporation, as amended.  Further, the Company’s symbol been changed to “BOPT”.  FINRA implemented the name change, reverse split and symbol change effective December 9, 2010. The reverse split has been given full effect in the financial statements herein.

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

8. Income taxes

The net income before income taxes by tax jurisdiction for the years ended March 31, 2011 and 2010 was as follows:

	2011	2010
Net income before income taxes:
Domestic	$(167,102)	$(332,450)

Total	$(167,102)	$(332,450)

The provision for income taxes from continuing operations reflected in the consolidated statements of operations is zero; as such, there are no separate components. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss from continuing operations before income taxes.

The sources and tax effects of the differences for the years ended March 31, 2011 and 2010 is summarized as follows:

	2011		2010
	Amount	%	Amount	%
Computed expected tax
Expense/(Benefit)	$(58,486)	(35.00)	$(116,358)	(35.00)

Change in Valuation Allowance	58,486	35.00	116,358	35.00
Total expense/(benefit)	$0	0%	$0	0%

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

9. Related Party Transactions

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). The Company entered into a Securities Purchase Agreement (the “Trafalgar Agreement”) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) on September 25, 2008 for the sale of up to $2,750,000 in convertible notes (the “Notes”). Pursuant to the terms of the Agreement, the Company and Trafalgar closed on the sale and purchase of $1,600,000 in Notes on September 25, 2008.  The Buyer exercised its option to close on a second financing for $400,000 in Notes on October 28, 2008.  On April 15, 2010 the parties settled their outstanding disputes. Based on the settlement, the parties agreed that Trafalgar will convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Trafalgar has contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E Preferred Stock to Trafalgar Capital Advisors LLC.  In 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $293,855 of short-term debt) are currently owned by Sagi.  As of March 31, 2011, the Company has recorded $136,356 of dividend expense for the Series E Preferred shares.

10.  Earnings (loss) per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At March 31, 2011 and 2010, respectively, there were 101,810,592 and 0 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share for the fiscal quarter ended March 31, 2011 and 2009:

	2011 (unaudited)	2010 (audited)
Net Loss	(167,102)	(332,450)
Weighted average shares outstanding, basic	1,797,612	1,203,737
Loss per share from continuing operations, basic	(0.09)	(0.28)
Gain (Loss) per share from discontinued operations, basic	(0.00)	(0.00)
Net Loss per Common Share	(0.09)	(0.28)

11. Subsequent Events

On May 9, 2011, the Board of Directors of the Company approved the amendment of the Certificate of Designation of the Series E Preferred Stock whereby the beneficial ownership limitations contained in the Series E Preferred Stock were terminated. On May 10, 2011, SAGI Collateral Ltd. (“SAGI”) submitted a conversion notice whereby it converted 50,000 shares of Series E Preferred Stock into 100,000,000 shares of common stock of the Company. Following the conversion of the Series E Preferred Stock, SAGI holds approximately 98% of the issued and outstanding shares of common stock of the Company.

On May 9, 2011, Mr. Alexander Smirnov was appointed as a director of the Company. Mr. Smirnov will serve as the Chairman of the Board of Directors. There is no understanding or arrangement between Mr. Smirnov and any other person pursuant to which Mr. Smirnov was selected as a director of the Company. Mr. Smirnov does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Since January 1, 2009, Mr. Smirnov has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000. Mr. Smirnov is the principal owner of SAGI and, in turn is the indirect beneficial owner of all securities held by SAGI.

Mr. Smirnov contacts within the gas and oil business and the logistics business will be utilized by the Company to provide platform to oil and gas companies. From 2000 to 2006, Mr. Smirnov served as the President of Kidma Ltd., a private mineral and logistic operation, with assets in Russia. From 2006 to present, Mr. Smirnov has been a private business man focused on investing in various industries. Mr. Smirnov is fluent in Russian, English, Hebrew and Arabic.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

Fiscal quarter Ended March 31, 2011 compared to fiscal quarter ended March 31, 2010

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

The consolidated statements of operations for the fiscal quarters ended March 31, 2011 and 2010 are compared (subject to the above description) in the sections below:

Revenues

The following table summarizes our revenues for the fiscal quarters ended March 31, 2011 and 2010:

Quarters ended March 31,	2011	2010
Total revenues	$—	$—

In the relevant periods, revenues from continuing operations were $0.

Cost of revenues

The following table summarizes our cost of revenues for the fiscal quarters ended March 31, 2011 and 2010:

Quarters ended March 31,	2011	2010
Total cost of revenues	$—	$—

Compensation and related costs

The following table summarizes our compensation and related costs for the fiscal quarters ended March 31, 2011 and 2010:

Quarters ended March 31,	2011	2010
Compensation and related costs	$800	$79,178

Compensation and related costs decreased by 99%, primarily as the result of reduction of employees and officers’ salaries.

Consulting, professional and director fees

The following table summarizes our consulting, professional and director fees for the fiscal quarters ended March 31, 2011 and 2010:

Quarters ended March 31,	2011	2010
Consulting, professional and director fees	$48,167	$93,001

Overall consulting, professional and director fees decreased by about 48%, or $44,834, due mostly to downsizing of the business, which caused lower spending on outside consultants.  Certain director fees were paid in notes payable.

Other selling, general and administrative expenses

The following table summarizes our other selling, general and administrative expenses for the fiscal quarters ended March 31, 2011 and 2010:

Quarters ended March 31,	2011	2010
Other selling, general and administrative expenses	$310	$103,210

Other selling, general and administrative expenses increased by about 100%, or $152,316, from the first quarter in 2010 to the same period in 2011, due mostly to downsizing of the business.

The following table summarizes our net interest expense for the fiscal quarters ended March 31, 2011 and 2010:

Quarters ended March 31,	2011	2010
Interest income	$—	$—
Interest expense	$(67,644)	$(57,052)
Net interest income (expense)	$(67,644)	$(57,052)

Interest expense remained fairly consistent between the two periods being compared.

Liquidity and Capital Resources

As of March 31, 2011, our cash, cash equivalents and marketable securities were $0, which reflects no change from the end of the fiscal year 2010.

Cash flow used by operating activities for the quarter ended March 31, 2011 was $0 and cash flow used by operating activities in the first quarter of 2010 was $85,500.  The change reflects the lack of business activity in the company to date in 2011.

Cash flow provided by investing activities for the quarter ended March 31, 2011 was $0 and cash flow provided by investing activities in the first quarter of 2010 was also $0.

Cash provided by financing activities in the quarter ended March 31, 2011 was $0, and cash flow provided by financing activities was also $0 for the quarter ended March 31, 2010.

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

Plan of operation

The Company’s core business is the development of a logistics center in Southern California. In addition to continuing to pursue its ongoing core business, the Company has identified a promising potential business combination that stemmed from the need to hedge currencies, provide storage and distribution in the Gas and Oil industry, and also provide a logistics solution to clients.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Trafalgar Capital Specialized Investment Fund, Luxembourg - The Company via series of agreements (directly or via affiliates) with European based alternative investment fund - Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) established a financial relationship which should create a source of funding to the Company and its subsidiaries (see detailed description of said series of agreements in the Company filing). The Company position is that the DCG transactions (among others) would not have been closed by the Company unless Trafalgar had provided the needed financing needed for the drilling program.  On April 14, 2009, the Company filed a complaint in Superior Court of California, County of Los Angeles, and Case No. BC 411768 against Trafalgar Capital Specialized Investment Fund, Luxembourg and its affiliates (which was served on June 5, 2009 via registered mail and on September 10, 2009 in personal service), alleging breach of contract and fraud and alleged damages in the amount of $30,000,000.  On or about August 2008, Trafalgar obtained a default judgment against the Company in a lawsuit brought by it (but never served on the Company) in Florida (Case No. 09-60980) for $2,434,196.06. The Company appealed said judgment, based on non-service and its appeal was granted on April 9, 2010 so this judgment been vacated. On April 15, 2010, the company and Trafalgar settled all outstanding disputes. The parties agreed that the debts owe to Trafalgar will be set as $3,000,000 with maturity of 30 months from date of issuing carry a 7% annual interest. Under the terms of the settlement, Trafalgar will be issued Preferred Stock of the Company, which is convertible to common shares at the option of the holders, into 6,000,000 common shares of the Company (post reverse 100:1), at any time upon written notice to the company; this is more than the total authorized shares of the Company. In the event of conversion of the note, the Company will authorize more shares to be issued at that point (at the time, the parties acknowledged that the Company did not have sufficient authorized shares to achieve said issuance). Trafalgar will appoint 4 directors to the Company’s Board of Directors. Under the terms of the settlement, Trafalgar agreed to continue and pursue the core business of the Company.  Trafalgar has subsequently contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.  Trafalgar assigned 50,000 shares of E Preferred Stock to Trafalgar Capital Advisors LLC.  In 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $293,855 of short-term debt) are currently owned by Sagi.  As of March 31, 2011, the Company has recorded $136,356 of dividend expense for the Series E Preferred shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2011, the Board of Directors of the Company approved the amendment of the Certificate of Designation of the Series E Preferred Stock whereby the beneficial ownership limitations contained in the Series E Preferred Stock were terminated.  On May 10, 2011, SAGI Collateral Ltd. (“SAGI”)  submitted a conversion notice whereby it converted 50,000 shares of Series E Preferred Stock into 100,000,000 shares of common stock of the Company.  Following the conversion of the Series E Preferred Stock, SAGI holds approximately 98% of the issued and outstanding shares of common stock of the Company.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation filed November 9, 1992 (1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997 (2)

3.3	Bylaws(1)

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (4)

3.6	Restated Certificate of Incorporation (5)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, dated July 29, 2008 (6)

3.8	Certificate of Ownership of Emvelco Corp. and Vortex Resources Corp.(7)

3.9	Certificate of Amendment to the Certificate of Incorporation , dated February 24, 2009 (8)

3.10	Form of Common Stock Certificate (1)

3.11	Amendment No. 1 to the Series E Certificate (11)

3.12	Certificate of Designation – Series E Preferred Stock (9)

3.13	Certificate of Designation – Series F Preferred Stock (9)

10.1 10.2 10.3
Joint Venture Agreement by and between Yasheng Eco-Trade Corp. and CMARK International, Inc., dated June 30, 2010. (10)

Form of Agreement entered between Yasheng Eco Trade Corp. and each of the directors of the Company. (9)

Director Agreement by and between Eco-Trade Corp. and Alexander Smirnov (11)

31.1	Certification of the Chief Executive Officer and Principal Financial Officer of Eco-Trade Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

 (5) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  March 9, 2004

(6) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  August 1, 2008

 (7) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  September 4, 2008

(8) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  February 25, 2009

 (9) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on August 11, 2010.

(10) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on July 7, 2010.

(11) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on May 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on May 13, 2011.

ECO-TRADE CORP.

By:	/s/William Lieberman
William Lieberman
Acting President (Principal Executive, Financial and Accounting Officer)