Form 10-Q/A
period 2011-03-31
Eco-Trade Corp
filed 2011-05-18
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
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

Explanatory Note

The purpose of this Amendment No. 1 to Eco-Trade Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on May 16, 2011 (the “Form 10-Q”), is solely to amend to provide the proper cover page to the Form 10-Q.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation filed November 9, 1992 (1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997 (2)

3.3	Bylaws(1)

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (4)

3.6	Restated Certificate of Incorporation (5)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, dated July 29, 2008 (6)

3.8	Certificate of Ownership of Emvelco Corp. and Vortex Resources Corp.(7)

3.9	Certificate of Amendment to the Certificate of Incorporation , dated February 24, 2009 (8)

3.10	Form of Common Stock Certificate (1)

3.11 3.12 3.13	Amendment No. 1 to the Series E Certificate (11) Certificate of Designation – Series E Preferred Stock (9) Certificate of Designation – Series F Preferred Stock (9)
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

(8) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  February 25, 2009

(9) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on August 11, 2010.

(10) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on July 7, 2010.

(11) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on May 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on May 18, 2011.

ECO-TRADE CORP.

By:	/s/William Lieberman
William Lieberman
Acting President (Principal Executive, Financial and Accounting Officer)