Form 10-Q
period 2011-06-30
Eco-Trade Corp
filed 2011-08-04
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 001-12000

ECO-TRADE CORP. (f/k/a Yasheng Eco-Trade Corp.)
 (Exact name of registrant - registrant as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o SMIRNOV HOLDINGS, LTD
410 Park Avenue
Suite 1530
New York, NY 10022
 (Address of principal executive offices)

(917) 310-5810
Issuer’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	1,802,718
(Class)	(Outstanding at July 31, 2011)

ECO-TRADE CORP. (F/K/A YASHENG ECO-TRADE CORP.)

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Management’s Representation of Interim Financial Information

Eco-Trade Corporation prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been shortened or omitted as allowed by such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2010 included in the Annual Report on Form 10-K and the associated amendments for the year then ended.  The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Condensed Consolidated Balance Sheet

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Other assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Convertible notes payable	$1,957,379	$1,957,379
Convertible notes payable to related parties	442,324	264,139
Accounts payable	281,537	442,008
Accrued expenses	275,430	-
Dividends payable	188,712	84,575
Total current liabilities	3,145,382	2,748,101
Total liabilities	3,145,382	2,748,101

Stockholders' equity (deficit):
Preferred stock, series E convertible, $0.001 par value, 300,000 shares
authorized issued and outstanding par value $0.001, 7% dividend per annum	300	300
Preferred stock, series F convertible, $0.001 par value, 10,000 shares
authorized issued and outstanding	10	10
Common stock, $0.001 par value - authorized 400,000,000 shares; 1,802,718 shares
issued and outstanding as of June 30, 2011 and December 31, 2010	1,803	1,803
Additional paid-in capital	95,985,767	95,985,767
Accumulated deficit	(99,106,227)	(98,708,946)
Accumulated other comprehensive loss	(2,226)	(2,226)
Treasury stock – 1,000 common shares at cost	(24,809)	(24,809)
Total stockholders' equity (deficit)	(3,145,382)	(2,748,101)

Total liabilities and stockholders' equity (deficit)	$-	$-

See accompanying notes to unaudited consolidated financial statements.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues from discontinued operations	$-	$-	$-	$-

Cost of revenues from discontinued operations	-	-	-	-

Gross profit from discontinued operations	-	-	-	-

Selling, general and administrative expenses	133,160	1,799,950	182,437	2,036,643

Operating loss	(133,160)	(1,799,950)	(182,437)	(2,036,643)

Other income (expense)
Interest expense	(43,063)	(86,118)	(110,707)	(143,170)
Total other income (expense)	(43,063)	(86,118)	(110,707)	(143,170)

Preferred stock dividends	(52,356)	-	(104,137)	-

Net loss from continuing operations	(228,579)	(1,886,068)	(397,281)	(2,179,813)

Discontinued operations
Income (loss) from discontinued operations	-	20,000	-	20,000
Net loss	(228,579)	(1,866,068)	(397,281)	(2,159,813)

Comprehensive (loss)	$(228,579)	$(1,866,068)	$(397,281)	$(2,159,813)

Comprehensive loss per basic and diluted shares	$(0.13)	$(0.01)	$(0.22)	$(0.02)

Weighted-average shares	1,802,718	132,370,314	1,802,718	132,370,314

See accompanying notes to unaudited consolidated financial statements.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended
	June 30,
	2011	2010

Comprehensive loss	$(397,281)	$(2,159,813)
Decrease in notes payable	-	(431,438)
Stock issuances for services	-	48,000
Increase (decrease) in dividends payable	104,137	-
Increase (decrease) in accounts payable	(160,471)	(885,229)
Increase (decrease) in other current liabilities	275,430	1,627,594
Net cash used by continuing operations	(178,185)	(1,800,886)
Net cash provided by (used by) discontinued operations	-	20,000
Bad debt expense from discontinued operations	-	1,544,690
Net cash used by operating activities	(178,185)	(236,196)

Cash flows provided by financing activities:
Proceeds from notes payable	-	150,700
Proceeds from related party note payable	178,185	-
Net cash provided by financing activities	178,185	150,700

Net decrease in cash and cash equivalents	-	(85,496)
Cash and cash equivalents, beginning of year	-	85,789
Cash and cash equivalents, end of period	$-	$293

Summary of non-cash transactions:
Notes payable converted to common stock	$-	$170,000
Accrued interest expense	$162,315	$-
Dividend payable on Series E Preferred Stock	$104,137	$-

See accompanying notes to unaudited consolidated financial statements.

ECO-TRADE CORP.
 (f/k/a Yasheng Eco-Trade Corp.)
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

For the years ending December 31, 2010 and for the current fiscal quarter ended June 30, 2011, the balance sheets and results of operations of DCG, and Vortex Ocean One, LLC are consolidated into these financial statements (Said corporations has no activities)

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Foreign currency translation - The Company considers the United States Dollar (“US Dollar” or "$") to be the functional currency of the Company and its subsidiaries.

Cash and cash equivalents - Cash and cash equivalents include cash at bank and money market funds with maturities of three months or less at the date of acquisition by the Company.

Marketable securities - The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. The Company did not have any marketable securities within continuing operations for the quarters ended June 30, 2011 and December 31, 2010 (other than Treasury Stocks as disclosed).

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

Business segment reporting -, The Company manages its operations in one business segment, the Resources Logistic Development, Business Development

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $397,281 and used cash in operating activities of $178,185 for the six months ended June 30, 2011.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $3,145,382, $3,145,382 and $99,106,227, respectively, at June 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Non-Current assets from discontinued operations

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

The Company alleges that the Buyer is not performing under the notes. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean One’s position is that the Buyer as well as the operator is under severing breach of the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non-material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements and the collateral.  The Company has written off the notes on its balance sheet in 2010, and is therefore assuming that the buyers of those notes will not pay.

The assets and liabilities from discontinued operations included in the consolidated financial statements consisted of the following at December 31, 2010 and 2009 (there was no impact from discontinued operations on the financial statements in 2011):

	2010	2009

Non-current assets from discontinued operations, net of allowance of $1,544,690 and $0	$–	$1,544,690
Net assets of discontinued operations	$–	$1,544,690

Net liabilities from discontinued operations	$–	$-

Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at December 31, 2010 and December 31, 2009.  The December 31, 2009 balance sheet has been restated to conform to the current year’s presentation.

The operating statement for the year ended December 31, 2009 has been restated to conform to the current year’s presentation and is also shown separately.  The operating results of this discontinued operation for the year ended December 31, 2010 and 2009 consist of:

	2010	2009

Revenue from discontinued operations	$20,000	$–
Bad debt from discontinued operations	(1,544,690)	-
Minority interest from discontinued operations	–	160,000
Net income (loss) from discontinued operations	$(1,524,690)	$160,000

3. Note and Convertible Notes Payable

Note (Without Convertible Rights) - As part of the settlement agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg and Trafalgar Capital Advisors LLC  (“Trafalgar”), on June 11, 2010, the Company agreed to appoint 4 new directors to the Company board: William Lieberman, Andre Lauzier, Jeffrey Stemberg, and Gerry Weinstein. Effective June 18, 2010, the Company appointed Mr. Lieberman as acting President. Mr. Lieberman is responsible for the day-to-day operations of the Company and developing the strategic direction for the Company.

On August 6, 2010, as previously agreed under the settlement terms, Trafalgar converted $3 million of its note into preferred shares, Series E.  Subsequently, in 2010, the Trafalgar debt and its ownership of Series E Preferred Stock was sold, in a private transaction to which the Company is not a party, by Trafalgar to a third party, Sagi Collateral Ltd (“Sagi”), a Private Company Number 514169697, which is controlled by Alexander Smirnov. As such, all balances that Trafalgar owned (300,000 shares of Series E Preferred stock, as well as $293,855 of short-term debt) are currently owned by Sagi.  As of June 30, 2011, the Company has recorded $104,137 of dividend expense for the Series E Preferred shares. The outstanding balance as of June 30, 2011 toward Sagi for unpaid dividend and/or credit balances that been accrued is $188,712.

Convertible Note A - On November 23, 2009, as a consideration for a cash loan, the Company signed a Note Payable for $100,000 payable to individual (third party) due on March 31, 2010 at 12% per annum.   Said note was assigned to a corporation by said individual on or about June 1, 2010. The Note includes a convertible feature into the Company Common Stock based on conversion ratio that shall be valued at 95% of the volume-weighted average price for 5 trading days immediately preceding the conversion notice. On December 23, 2009 the Company signed an additional Note Payable for $50,000 to the same party on the same terms as the prior Note – which been assigned as well to a corporation by said individual. The consideration for the Notes was cash, which the Company used for working capital. On April 15, 2010 the Company agreed with the note holder that as the Company did not have the cash resources to pay off the Notes due to current capital constraints, it would convey to him the Company’s interests in Micrologic (which had been designated for sale since 2008) as partial payments on the Notes. The parties agreed that the Micrologic conveyed interests will be valued at $20,000. As since March 31, 2010 the Company is in default on said notes, the Company accrued the default rate of 18% per annum on the relevant balances, but part of the note was offset by the agreed-upon value of the Micrologic conveyance. For conversion notices that took place on or about June 15, 2011 with the Company consent yet without actual issuance, please see Commitments and Contingencies.

Convertible Note B – On November 23, 2009 the Company ratified and issued a Note Payable for $365,000 to an individual, a third party. Said third party (“TA”) was a 50% member with Vortex One which invested in cash $525,000 on June 30, 2008. The Company entered numerous settlement agreements with TA in connection with Vortex Ocean; including providing collateral in form of pledge the DCG wells to TA. On February 2009, Vortex Ocean sold its interest to third parties, where per said sale the original balance of TA was reduced to $365,000 which remains due with maturity date of March 31, 2010. TA waived all his membership rights, and remains a secure lender under said note dated November 23, 2009 for his original investment that was consummated in cash on June 30, 2008.  Said note was assigned to third parties by TA on or about September, 2010. Said Note in the amount of $365,000 was originally convertible to 10,000,000 common shares of the Company, which per the adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 10,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 10,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 10,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.  As since March 31, 2010 the Company is in default on said notes, the Company accrued the default rate of 18% per annum on the relevant balances. For conversion notices that took place on or during May, 2011 with the Company consent yet without actual issuance, please see Commitments and Contingencies.

The net principal amounts owed to under said Note per the operating agreement instructions, and settlement agreements can be summarized as following:

Original Cash Investment	525,000
Proceeds from sale:
Gross amount	(225,000)
Fee paid by Holder	25,000
Company Interest 20% Per operating Agreement	40,000
Note payable	365,000

Convertible Note C (former Director) – On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $133,344 payable to holder (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. Originally, said Note in the amount of $133,344 is convertible to 150,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 150,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 150,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 150,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

Convertible Note D (former director) – On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $149,177 payable to holder (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. Originally, said Note in the amount of $149,177 is convertible to 150,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 150,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 150,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 150,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

Convertible Note E (former director) – On May 31, 2010 as consideration for cash loans made by holder  to the Company, which were used to fund our ongoing operations, the Company signed a Note Payable for $1,000,000 payable to holder (who resigned from the Board on June 12, 2010) due on May 30, 2011 at 12% per annum. Said note was assigned to third parties by holder on or about January, 2011. Originally, said Note in the amount of $1,000,000 is convertible to 1,000,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note has an adjustment mechanism which states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 1,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 1,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 1,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower. For conversion notices that took place on or about July, 2011 with the Company consent yet without actual issuance, please see Subsequent Events.

4.  Stockholders’ Equity

Common Stock:

On January 20, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with Moran Atias (“Atias”) whereby the Company and Ms. Atias exchanged $100,000 of a promissory note in the amount of $250,000 held by Ms. Atias into 130,000 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by Ms. Atias (see Note 3), was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.   After the date of this conversion, Ms. Atias still held a note payable by the Company for $50,000.

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

On May 9, 2011, the Board of Directors of the Company approved the amendment of the Certificate of Designation of the Series E Preferred Stock whereby the beneficial ownership limitations contained in the Series E Preferred Stock were terminated. On May 10, 2011, SAGI Collateral Ltd. ("SAGI") submitted a conversion notice whereby it converted 50,000 shares of Series E Preferred Stock into 100,000,000 shares of common stock of the Company. Following the conversion of the Series E Preferred Stock, SAGI holds approximately 98% of the issued and outstanding shares of common stock of the Company.

Commencing May 2011 to July 2011 the company negotiated with notes holders (Notes: A, B and E) conversion into the Company Common Stock. The Company and Note Holders (A, B and E only) agreed upon conversion, as detailed under Footnotes Commitments and Contingencies and Subsequent Events.

No issuance to Note holders or to Series E Preferred Stock took place in actual, in lieu of the Company substitute it’s transfer agent (which was not completed to date – see  Commitments and Contingencies), as well as the Company legal attorney and the Company secretary. The Company cannot estimate when the actual issuance will take place (if at all), and notify the notes holders accordingly.

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

Series E and Series F–Based on  settlement agreement dated April 15, 2010 for monetary amounts of $2,000,000 that were paid in cash and accumulative agreed balance of $3,000,000, the parties agreed that holder will convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.70 per share of Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

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

Holder has contractually agreed to restrict its ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company's then issued and outstanding shares of common stock.

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

Treasury Stock:

In June 2006, the Company's Board of Directors approved a program to repurchase, from time to time, at management's discretion, up to 7,000 shares of the Company's common stock in the open market or in private transactions commencing on June 20, 2006 and continuing through December 15, 2006 at prevailing market prices. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. A licensed Stock Broker Firm is acting as agent for our stock repurchase program. Pursuant to the unanimous consent of the Board of Directors in September 2006, the number of shares that may be purchased under the Repurchase Program was increased from 7,000 to 15,000 shares of common stock and the Repurchase Program was extended until October 1, 2007, or until the increased amount of shares is purchased.

As of June 30, 2011, the Company has 10 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

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

DDG – Gas Project - Vortex One - The Company via Vortex One commended its DCG’s drilling program, where Vortex One via its former member, was the first cash investor. Since said cash investment was done in July 2008, the Company defaulted on terms, period and presentations (based on third parties presentations). Based on series of defaults of third parties, Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being in default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex One position is that the Buyer as well as the operator is under breach of the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non-material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.

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

Sharp - In August 2010, the Company agent of service was served with a complaint by Sharp against the Company for breach of agreement. The complaint was filed with the Superior Court of California, in the County of Los Angeles – Case Number 10K15452.  The Company defended itself vigorously, and was prevailed as no take for plaintiff against defendant was ruled. The Company filed motions to recover its expenses and legal fees against Mr. Sharp.

Transfer Agent – On or about May 2011 the Company notified American Stock Transfer & Trust Company, LLS (“AST”) of the Company’s intent to terminate their services as the Company Transfer Agent and subsequently appointing Select Fidelity Transfer Services Ltd (“Select”) as the company’s  new Transfer Agent. AST charged the Company with unacceptable amounts and only upon receipt of full payment will terminate servicers and forward all records pursuant to the Company’s instructions. As the Company contest said charges, AST did not forward to Select all records.

Defaults upon Convertible Notes:

The Company is in default on various convertible notes. The Company applied the default rate (18% per annum) to those notes during the quarter.  This is reflected fully in the Financial Statements. On or about May 2011 the Company received (and agreed) convertible notices from Note B holders to convert their entire note (including interests) in the amount of $441,500 into the Company’s common shares based on pricing of $0.01825 per share.  On or about May 2011 the Company received (and agreed) convertible notices from Note A holder to convert their entire note (including interests) in the amount of $182,908 into the Company’s common shares based

on pricing of $0.01825 per share.   On or about July 2011 the Company received (and agreed) convertible notices from Note E holders to convert their partial note (not including interests) in the amount of 1 million US dollars into the Company’s common shares based on pricing of $0.02282 per share. Upon actual issuing, the Company will convert $1,624,408 debts into 78,031,781 common shares represent cash pricing of about 0.0208 per share. The Company cannot issue the shares to the investors’ currently in lieu of monetary issues with AST as disclosed in this report. The investors been notifying accordingly, as such closing of their issuance and surrender the original notes did not occour, and will be pending until the Company will resolve its Transfer Agent Issues.

Reverse Split and Name changed -  On June 30, 2010, the Board of Directors of the Company approved the change of its name to Eco-Trade Corp. and the reverse split of the common stock of the Company on a 100:1 basis., Effective December 8, 2010, the Company changed its name to “Eco-Trade Corp.” and affected a reverse-split of its issued and outstanding shares of common stock on a 100:1 basis pursuant to that certain Certificate of Amendment to the Restated Certificate of Incorporation, as amended.  Further, the Company’s symbol been changed to “BOPT”.  FINRA implemented the name change, reverse split and symbol change effective December 9, 2010. The reverse split has been given full effect in the financial statements herein.

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

Commitment of Issuance of Preferred Stock - Series D – Not issued yet - On December 30, 2009, the Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 2009 (the “Agreement”) with Socius Capital Group, LLC, a Delaware limited liability company d/b/a Socius Life Sciences Capital Group, LLC including its designees, successors and assigns (the “Investor”). Pursuant to the Agreement, the Company will issue to the Investor up to $5,000,000 of the Company’s newly created Series D Preferred Stock (the “Preferred Stock”). The purchase price of the Preferred Stock is $10,000 per share. The shares of Preferred Stock that are issued to the Investor will bear a cumulative dividend of 10.0% per annum, payable in shares of Preferred Stock, will be redeemable under certain circumstances and will not be convertible into shares of the Company’s common stock (the “Common Stock”). Subject to the terms and conditions of the Agreement, the Company has the right to determine (1) the number of shares of Preferred Stock that it will require the Investor to purchase from the Company, up to a maximum purchase price of $5,000,000, (2) whether it will require the Investor to purchase Preferred Stock in one or more tranches, and (3) the timing of such required purchase or purchases of Preferred Stock. The terms of the Preferred Stock are set forth in a Certificate of Designations of Preferences, Rights and Limitations of Series D Preferred Stock (the “Preferred Stock Certificate”) that the Company filed with the Delaware Secretary of State on December 18, 2009. Pursuant to the Agreement, the Company agreed to pay the Investor a commitment fee of $250,000 (the “Commitment Fee”), payable at the earlier of the six monthly anniversary of the execution of the Agreement or the first tranche.  The Company has the right to elect to pay the Commitment Fee in immediately available funds or by issuance of shares of Common Stock. Concurrently with its execution of the Agreement, the Company issued to the Investor a warrant (the “Warrant”) to purchase shares of Common Stock with an aggregate exercise price of up to $6,750,000 depending upon the amount of Preferred Stock that is purchased by the Investor. Each time that the Company requires the Investor to purchase shares of Preferred Stock, a portion of the Warrant will become exercisable by the Investor over a five-year period for a number of shares of Common Stock equal to (1) the aggregate purchase price payable by the Investor for such shares of Preferred Stock multiplied by 135%, with such amount divided by (2) the per share Warrant exercise price. The initial exercise price under the Warrant is $0.022 per share of Common Stock. Thereafter, the exercise price for each portion of the Warrant that becomes exercisable upon the Company’s election to require the Investor to purchase Preferred Stock will equal the closing price of the Common Stock on the date that the Company delivers its election notice. The Investor is entitled to pay the Warrant exercise price in immediately available funds, by delivery of cash, a secured promissory note or, if a registration statement covering the resale of the Common Stock subject to the Warrant is not in effect, on a cashless basis. Pursuant to the Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock that are issuable to the Investor under the Warrant and in satisfaction of the Commitment Fee.

Potential exposure associated with the Yasheng Group - The Company entered into series of agreements with Yasheng Group. Yasheng Group failed to comply with the Company due diligence procedure, and as such terminated the definitive agreement with the Company on November 2009.  Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the Exchange.    On November 3, 2009, the Company sent Group and Yasheng-BVI a letter demanding various closing items.  Group and Yasheng-BVI did not deliver the requested items and, on November 9, 2009, after verbally consulting management of the Company with respect to the hardship and delays expected consolidating both companies audits, Group and Yasheng-BVI  sent a termination notice to the Company advising that the Exchange Agreement had been terminated. On April 5, 2010 the Company issued a formal request to Yasheng demanding that they surrender of the 500,000 shares that were issued to them, as well as reimburse the Company for its expenses associated with the transaction in the amount of $348,240. To date, said formal request was not answered by Yasheng, and as such, on September 30, 2010, the Company’s Board of Directors voted to cancel the 500,00000 shares.

CMARK International - On June 30, 2010, the Company entered into a Joint Venture Agreement (the "Agreement") with CMARK International, Inc. ("CMARK"), for the purpose of creating a jointly owned company to be named "Government Logistics Financing Group" or such other acceptable name, that will assist in implementing and servicing an existing backlog of services provided by CMARK in the areas of construction, interior systems and hospitality operations primarily to the U.S. Federal government and U.S. Federal government prime contractors. To date, CMARK has not provided the Company with its audited or reviewed financials. As such, the Company is putting the review of the suggested Agreement on hold.

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

On May 9, 2011, Mr. Alexander Smirnov was appointed as as the Chairman of the Board of Directors. There is no understanding or arrangement between Mr. Smirnov and any other person pursuant to which Mr. Smirnov was selected as a director of the Company. Mr. Smirnov does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Since January 1, 2009, Mr. Smirnov has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000. Mr. Smirnov is the principal owner of SAGI and, in turn is the indirect beneficial owner of all securities held by SAGI.

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

8.  Earnings (loss) per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At June 30, 2011 and 2010, respectively, there were 1,802,718 and 132,370,314 potentially dilutive common stock equivalents, respectively.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

9. Subsequent Events

On or about July 2011, the Company received (and agreed) convertible notices from Note E holders to convert their partial note (not including interests) in the amount of $1 million into the Company’s common shares based on pricing of $0.02282 per share.

Upon actual issuing, the Company will convert $1,624,408 debts into 78,031,781 common shares represent cash pricing of about $0.0208 per share. The Company cannot issue the shares to the investors’ currently in lieu of monetary issues with AST as disclosed in this report. The investors been notifying accordingly, as such closing of their issuance and surrender the original notes did not occur, and will be pending until the Company will resolve its Transfer Agent Issues.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report, should be read together with Notes of the Company consolidated financials especially - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154, Accounting Changes and Error Corrections, now ASC Topic 250,  when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis. The consolidated statements of operations for the period ended June 30, 2011 and 2010 are compared (subject to the above description) in the sections below:

Results of Operations

Three Months Period Ended June 30, 2011 Compared to Three Months Period Ended June 30, 2010

Revenue. For the three months ended June 30, 2011, our revenue was $0, compared to $20,000 for the same period in 2010.  The revenue for 2010 related to discontinued operations.

Gross Profit. For the three months ended June 30, 2011, our gross profit was $0, compared to a gross profit of $20,000 for the same period in 2010.  The gross profit for 2010 related to discontinued operations.

Selling, General and Administrative Expenses. For the three months ended June 30, 2011, selling, general and administrative expenses were $133,160 compared to $1,799,950 for the same period in 2010, a decrease of 92.6%.  This decrease was primarily caused by the change in the Company in regards to its operation due to the termination of its pending deals with Yasheng Group.

Net Loss. We generated net losses of $228,579 for the three months ended June 30, 2011 compared to $1,886,068 for the same period in 2010, a decrease of 87.9%.

Six Months Period Ended June 30, 2011 Compared to Six Months Period Ended June 30, 2010

Revenue. For the six months ended June 30, 2011, our revenue was $0, compared to $20,000 for the same period in 2010.  The revenue for 2010 was related to discontinued operations.

Gross Profit. For the six months ended June 30, 2011, our gross profit was $0, compared to a gross profit of $20,000 for the same period in 2010.

Selling, General and Administrative Expenses. For the six months ended June 30, 2011, selling, general and administrative expenses were $182,437 compared to $2,036,643 for the same period in 2010, a decrease of 91.0%.  This decrease was primarily caused by the change in the Company in regards to its operation due to the termination of its pending deals with Yasheng Group.

Net Loss. We generated net losses of $397,281 for the six months ended June 30, 2011 compared to $2,159,813 for the same period in 2010, a decrease of 81.6%.

Liquidity and Capital Resources

General. At June 30, 2011, we had cash and cash equivalents of $0. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from investors and financing groups of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities generated a use of cash in operations of $178,185 for the six months ended June 30, 2011, and we used cash in operations of $236,196 during the same period in 2010. The principal elements of cash flow from operations for the six months ended June 30, 2011 included a net loss of $397,281.

Cash generated in our financing activities was $178,185 for the six months ended June 30, 2011, compared to cash generated of $150,700 during the comparable period in 2010.

As of June 30, 2011, current liabilities, $3,145,382, exceeded current assets, $0. Current assets were $0 at December 31, 2010 and $0 at June 30, 2011 whereas current liabilities increased from $2,748,101 at December 31, 2010 to $3,145,382 at June 30, 2011.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $0 and net losses of $397,281 for the six months ended June 30, 2011 compared to sales of $20,000, from discontinued operations, and net loss of $2,159,813 for the six months ended June 30, 2010.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $3,145,382, $3,145,382 and $99,106,227, respectively, at June 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sharp - In August 2010, the Company agent of service was served with a complaint by Sharp against the Company for breach of agreement. The complaint was filed with the Superior Court of California, in the County of Los Angeles – Case Number 10K15452.  The Company defended itself vigorously, and was prevailed as no take for plaintiff against defendent was ruled. The Company filed motions to recover its expenses and legal fees against Mr. Sharp.

Except as set forth above, there are no known significant legal proceedings that have been filed and are outstanding or pending against the Company.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation filed November 9, 1992 (1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997 (2)

3.3	Bylaws(1)

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (4)

3.6	Restated Certificate of Incorporation (5)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, dated July 29, 2008 (6)

3.8	Certificate of Ownership of Emvelco Corp. and Vortex Resources Corp.(7)

3.9	Certificate of Amendment to the Certificate of Incorporation , dated February 24, 2009 (8)

3.10	Form of Common Stock Certificate (1)

3.11	Amendment No. 1 to the Series E Certificate (11)

3.12	Certificate of Designation – Series E Preferred Stock (9)

3.13	Certificate of Designation – Series F Preferred Stock (9)

10.1	Joint Venture Agreement by and between Yasheng Eco-Trade Corp. and CMARK International, Inc., dated June 30, 2010. (10)

10.2	Form of Agreement entered between Yasheng Eco Trade Corp. and each of the directors of the Company. (9)

10.3	Director Agreement by and between Eco-Trade Corp. and Alexander Smirnov (11)

31.1	Certification of the Chief Executive Officer and Principal Financial Officer of Eco-Trade Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer and Principal Financial Officer of Eco-Trade Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(8) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on  February 25, 2009

(9) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on August 11, 2010.

(10) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on July 7, 2010.

(11) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on May 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on July 28, 2011.

ECO-TRADE CORP.

By:	/s/William Lieberman
William Lieberman
Acting President (Principal Executive, Financial and Accounting Officer)