Form 10-Q
period 2011-09-30
Eco-Trade Corp
filed 2011-11-07
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 001-12000

ECO-TRADE CORP. (f/k/a Yasheng Eco-Trade Corp.)
 (Exact name of registrant - registrant as specified in its charter)

Delaware	13-3696015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1915 Eye Street, N.W.
Washington, D.C.  20006
 (Address of principal executive offices)

(202) 536-5191
Issuer’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	1,802,718
(Class)	(Outstanding at November 1, 2011)

ECO-TRADE CORP. (F/K/A YASHENG ECO-TRADE CORP.)

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

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

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Consolidated Balance Sheet

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Other assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Convertible notes payable	$2,215,865	$1,957,379
Convertible notes payable to related parties	258,612	264,139
Accounts payable and accrued expenses	546,402	442,008
Dividends payable	242,075	84,575
Total current liabilities	3,262,954	2,748,101
Total liabilities	3,262,954	2,748,101

Stockholders' equity (deficit):
Preferred stock, series E convertible, $0.001 par value, 300,000 shares
authorized issued and outstanding par value $0.001, 7% dividend per annum	300	300
Preferred stock, series F convertible, $0.001 par value, 10,000 shares
authorized issued and outstanding	10	10
Common stock, $0.001 par value - authorized 400,000,000 shares; 1,802,718 shares
issued and outstanding as of June 30, 2011 and December 31, 2010	1,803	1,803
Additional paid-in capital	95,985,767	95,985,767
Accumulated deficit	(99,223,799)	(98,708,946)
Accumulated other comprehensive loss	(2,226)	(2,226)
Treasury stock – 1,000 common shares at cost	(24,809)	(24,809)
Total stockholders' equity (deficit)	(3,262,954)	(2,748,101)

Total liabilities and stockholders' equity (deficit)	$-	$-

See accompanying notes to unaudited consolidated financial statements.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30
	2011	2010	2011	2010
Revenues from discontinued operations	$-	$-	$-	$20,000

Cost of revenues from discontinued operations	-	-	-	-

Gross profit from discontinued operations	-	-	-	20,000

Selling, general and administrative expenses	17,208	117,111	199,645	2,153,754

Operating loss	(17,208)	(117,111)	(199,645)	(2,133,754)

Other income (expense)
Gain on settlement of debt	49,170	-	49,170	-
Interest expense	(149,534)	(110,980)	(260,241)	(254,150)
Total other income (expense)	(100,364)	(110,980)	(211,071)	(254,150)

Preferred stock dividends	-	-	(104,137)	-

Net loss from continuing operations	(117,572)	(228,091)	(514,853)	(2,407,904)

Discontinued operations
Income (loss) from discontinued operations	-	-	-	20,000
Net loss	(117,572)	(228,091)	(514,853)	(2,387,904)

Comprehensive (loss)	$(117,572)	$(228,091)	$(514,853)	$(2,387,904)

Comprehensive loss per basic and diluted shares	$(0.07)	$(0.25)	$(0.29)	$(2.63)

Weighted-average shares	1,802,718	906,660	1,802,718	906,660

 See accompanying notes to unaudited consolidated financial statements.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended
	September 30,
	2011	2010

Comprehensive loss	$(514,853)	$(2,387,904)
Decrease in notes payable	-	(356,061)
Stock issuances for services	-	88,000
Increase (decrease) in dividends payable	157,500	-
Other non-cash adjustments	-	109,489
Increase (decrease) in accounts payable and accrued expenses	104,394	(963,361)
Increase (decrease) in other current liabilities	-	1,728,658
Net cash used by continuing operations	(252,959)	(1,781,179)
Net cash provided by (used by) discontinued operations	-	20,000
Bad debt expense from discontinued operations	-	1,544,690
Net cash used by operating activities	(252,959)	(216,489)

Cash flows provided by financing activities:
Proceeds from notes payable	258,486	150,700
Repayment of related party note payable	(5,527)	-
Net cash provided by financing activities	252,959	150,700

Net decrease in cash and cash equivalents	-	(65,789)
Cash and cash equivalents, beginning of year	-	85,789
Cash and cash equivalents, end of period	$-	$20,000

Summary of non-cash transactions:
Notes payable converted to common stock	$-	$170,000
Note payable converted to preferred stock	$-	$3,000,000
Accrued interest expense	$258,486	$-
Dividend payable on Series E Preferred Stock	$104,137	$-

See accompanying notes to unaudited consolidated financial statements.

ECO-TRADE CORP.
 (f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
(unaudited)

1. Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of consolidation - The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary. When relevant, all intercompany balances and transactions have been eliminated upon consolidation. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity.

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

For the years ending December 31, 2010 and for the current fiscal quarter ended September 30, 2011, the balance sheets and results of operations of Davy Crockett Gas Company, LLC (“DCG”), and Vortex Ocean One, LLC (“Vortex One”) are consolidated into these financial statements (Said corporations has no activities).

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value of financial instruments - The carrying values of cash equivalents, notes and loans receivable, accounts payable, loans payable and accrued expenses approximate fair values.

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

Marketable securities - The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. The Company did not have any marketable securities within continuing operations for the quarters ended September 30, 2011 and December 31, 2010 (other than Treasury Stocks as disclosed).

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

Business segment reporting - The Company manages its operations in one business segment, the Resources Logistic Development, Business Development

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

In August 2010, the FASB issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission . This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $514,853 and used cash in operating activities of $101,171 for the nine months ended September 30, 2011.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $3,262,954, $3,262,954 and $99,223,799, respectively, at September 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

The face value of the Notes and the discounted value per the original agreement should be paid as follows:

Year	Face Value	Discounted
		Value
2009	$450,000	$424,060
2010	$375,000	$321,288
2011	$300,000	$226,057
2012	$300,000	$200,614
2013	$300,000	$178,035
2014	$300,000	$157,997
2015	$75,000	$36,638

Total	$2,100,000	$1,544,690

The Company alleges that the Buyer is not performing under the notes. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean One’s position is that the Buyer as well as the operator is under severing breach of the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non-material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements and the collateral whose work is not completed in lieu of massive chain of title issues of the underlying assets.  The Company has written off the notes on its balance sheet in 2010, and is therefore assuming that the buyers of those notes will not pay.

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

3. Note and Convertible Notes Payable

Note (Without Convertible Rights) - As part of the settlement agreement with various third parties (non-insiders and non-affiliates) (“TP”), on June 11, 2010, the Company agreed to appoint 4 new directors to the Company board: William Lieberman, Andre Lauzier, Jeffrey Stemberg, and Gerry Weinstein. Effective June 18, 2010, the Company appointed Mr. Lieberman as acting President. Mr. Lieberman is responsible for the day-to-day operations of the Company and developing the strategic direction for the Company.

On August 6, 2010, as previously agreed under the settlement terms, TP converted $3 million of its note into preferred shares, Series E.  Subsequently, in 2010, the TP debt and its ownership of Series E Preferred Stock was transferred or sold, in a private transaction to which the Company is not a party, by TP to a third party, Sagi Collateral Ltd (“Sagi”), a private company. As such, all balances that TP owned (300,000 shares of Series E Preferred stock, as well as $293,855 of short-term debt) are currently owned by Sagi.  As of September 30, 2011, the Company has recorded $104,137 of dividend expense for the Series E Preferred shares. The outstanding balance as of September 30, 2011 toward Sagi for unpaid dividend and/or credit balances that been accrued is $188,712.

Convertible Note A - On November 23, 2009, as a consideration for a cash loan, the Company signed a Note Payable for $100,000 payable to Mr. Louria, an individual, due on March 31, 2010 at 12% per annum.   Said note was assigned to a corporation by said individual on or about June 1, 2010. The Note includes a convertible feature into the Company Common Stock based on conversion ratio that shall be valued at 95% of the volume-weighted average price for 5 trading days immediately preceding the conversion notice. On December 23, 2009 the Company signed an additional Note Payable for $50,000 to the same party on the same terms as the prior Note – which been assigned as well to a corporation by said individual. The consideration for the Notes was cash, which the Company used for working capital. On April 15, 2010 the Company agreed with the note holder that as the Company did not have the cash resources to pay off the Notes due to current capital constraints, it would convey to him the Company’s interests in Micrologic (which had been designated for sale since 2008) as partial payments on the Notes. The parties agreed that the Micrologic conveyed interests will be valued at $20,000. As since March 31, 2010 the Company is in default on said notes, the Company accrued the default rate of 18% per annum on the relevant balances, but part of the note was offset by the agreed-upon value of the Micrologic conveyance. The actual conversion has been unable to be completed as the Company’s transfer agent is in the process of being changed and the issuance of the stock has not been possible.  Due to this situation, the Company continues to accrue the default interest rate to compensate the noteholder for the delay.  For conversion notices that took place on or about June 15, 2011 with the Company consent yet without actual issuance, please see Commitments and Contingencies.

Convertible Note B – On November 23, 2009 the Company ratified and issued a Note Payable for $365,000 to an individual, Mr. Avgi (“TA”). TA was a 50% member with Vortex One which invested in cash $525,000 on June 30, 2008. The Company entered numerous settlement agreements with TA in connection with Vortex Ocean; including providing collateral in form of pledge the DCG wells to TA. On February 2009, Vortex Ocean sold its interest to third parties, where per said sale the original balance of TA was reduced to $365,000 which remains due with maturity date of March 31, 2010. TA waived all his membership rights, and remains a secure lender under said note dated November 23, 2009 for his original investment that was consummated in cash on June 30, 2008.  Said note was assigned to third parties by TA on or about September, 2010. Said Note in the amount of $365,000 was originally convertible to 10,000,000 common shares of the Company, which per the adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 10,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 10,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 10,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.  As since March 31, 2010 the Company is in default on said notes, the Company accrued the default rate of 18% per annum on the relevant balances. The actual conversion has been unable to be completed as the Company’s transfer agent is in the process of being changed and the issuance of the stock has not been possible.  Due to this situation, the Company continues to accrue the default interest rate to compensate the noteholder for the delay. For conversion notices that took place on or during May, 2011 with the Company consent yet without actual issuance, please see Commitments and Contingencies.

The net principal amounts owed to under said Note per the operating agreement instructions, and settlement agreements can be summarized as following:

Original Cash Investment	$525,000
Proceeds from sale:
Gross amount	(225,000)
Fee paid by Holder	25,000
Company Interest 20% Per operating Agreement	40,000
Note payable	$365,000

Convertible Note C (Mr. Schaffer, a former Director) – On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $133,344 payable to holder (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. Originally, said Note in the amount of $133,344 is convertible to 150,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 150,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 150,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 150,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

Convertible Note D (Mr. Reich, a former director) – On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $149,177 payable to holder (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. Originally, said Note in the amount of $149,177 is convertible to 150,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 150,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 150,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 150,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.

Convertible Note E (originally held by Mr. Attia, a former director, which subsequently sold/assigned it to various third parties) – On May 31, 2010 as consideration for cash loans made by holder to the Company, which were used to fund our ongoing operations, the Company signed a Note Payable for $1,000,000 payable to holder (who resigned from the Board on June 12, 2010) due on May 30, 2011 at 12% per annum. Said note was assigned to third parties by holder on or about January, 2011. Originally, said Note in the amount of $1,000,000 is convertible to 1,000,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note has an adjustment mechanism which states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 1,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 1,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 1,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower. The actual conversion has been unable to be completed as the Company’s transfer agent is in the process of being changed and the issuance of the stock has not been possible.  Due to this situation, the Company continues to accrue the default interest rate to compensate the noteholder for the delay. For conversion notices that took place on or about July 15, 2011 with the Company’s consent but without actual issuance, see Commitments and Contingencies.

4.  Stockholders’ Equity

Common Stock:

On January 20, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with an investor, Ms. Atias (“MA”) whereby the Company and MA exchanged $100,000 of a promissory note in the amount of $250,000 held by MA into 130,000 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion was converted by MA was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.   After the date of this conversion, MA still held a note payable by the Company for $50,000.

On March 23, 2010, the Company issued 80,000 shares of its common stock to a law firm (“LF”), the Company lawyer, as partial payment for legal fees due in the amount of $37,860. The promissory note, which was converted by LF, was issued on August 30, 2009.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. The adjusting mechanism of his Note is still in effect.  The remaining balance due to Kelley of $30,650 was forgiven. As the Company did not provide LF with the agreed upon amount of shares, technically, the Company is in default of the agreement. LF has not filed the appropriate default notice. The Company has not recorded on its books any allowance for the default.

On April 10, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with MA whereby the Company and MA exchanged the remaining balance of $50,000 from a promissory note in the amount of $250,000 held by MA, into 127,143 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which a portion had already been converted by MA, was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. After the agreement was consummated, the Company paid the MA note in full.

On April 10, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with an investor, Mrs. Dunckel (“PD”) whereby the Company and PD exchanged $20,000 of a promissory note in the amount of $20,000 held by her into 50,857 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. On April 10, 2010, via an exchange agreement, PD’s note was paid off in full.

On May 9, 2011, the Board of Directors of the Company approved the amendment of the Certificate of Designation of the Series E Preferred Stock whereby the beneficial ownership limitations contained in the Series E Preferred Stock were terminated. On May 10, 2011, Sagi submitted a conversion notice whereby it converted 50,000 shares of Series E Preferred Stock into 100,000,000 shares of common stock of the Company.

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

On or about July 2011, the Company received (and agreed) convertible notices from Note E holders to convert their partial note (not including interests) in the amount of $800,000 into the Company’s common shares based on pricing of $0.01819 per share.

Upon actual issuing, which the timing is undetermined at this time, the Company will convert $1,424,408 debts into 78,191,781 common shares represent cash average pricing of about $0.01821 per share in addition to the 100,000,000 shares from the partial conversion of the Series E preferred stock. The Company cannot issue the shares to the investors’ currently in lieu of monetary issues with AST as disclosed in this report. The investors been notifying accordingly, as such closing of their issuance and surrender the original notes did not occur, and will be pending until the Company will resolve its Transfer Agent Issues. Upon the closing and the issuing of the common shares, whereas the timing is undetermined, the unpaid portion of the notes which was not converted into shares will be $791,456 as of September 30, 2011.  The unpaid portion has a default interest rate of 18% per annum.

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

As of September 30, 2011, the Company has 10 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

5. Acquisition and Dispositions

Divesture of DCG and Vortex One Wells - On March 2009 the board of directors of the company decided to vacate the DCG project. Goodwill was impaired by approximately $35.0M in association with this segment. On February 28, 2009 Vortex Ocean sold its term assignment interest in 4 wells to third party. In consideration for the sale of the Assignments, Buyer shall pay the total sum of $2,300,000 to Seller as follows: (i) A $225,000.00 payment upon execution (paid) (ii) A 12 month $600,000.00 secured promissory note bearing no interest with payments to begin on the first day of the second month after the properties contained in the Assignments begin producing. (iii) A 60 month $1,500,000.00 secured promissory note bearing no interest with payments to begin the first day of the fourteenth month after the properties contained in the Assignments begin producing. Because of the dispute on the notes, and the difficulty in collecting the money, the Company expensed the notes in the second quarter of 2010.

6. Commitments and Contingencies

Employment Agreement:

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as a Director of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). Mr. Lieberman notified the Company that he sold/transferred his F Preferred Stock to a third party and as such he does not own any class of stock of the Company.

Lease Agreements:

Effective May 6, 2011, the Company is operating only from its operational offices located at 1915 Eye Street N.W., Washington, D.C. 20006.

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

On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against, Mr. Hecht, a foreign attorney, alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. On April 2007, the foreign attorney returned $92,694 (70,000 Euros on the date of transfer) to the Company which netted $72,694.  On June 2007, the Company filed a claim seeking a   default judgment against said foreign attorney. On October 25, 2007, the Company obtained a default judgment against the foreign attorney for the sum of $249,340.65. On February 7, 2011, the Company retained domestic Israeli counsel to try to collect the aforementioned judgment amount.

DDG – Gas Project - Vortex One - The Company via Vortex One commended its DCG’s drilling program, where Vortex One via its former member TA, was the first cash investor. Since said cash investment was done in July 2008, the Company defaulted on terms, period and presentations (based on third parties presentations). Based on series of defaults of third parties, Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being in default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex One position is that the Buyer as well as the operator is under breach of the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non-material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.

On July 1, 2008, DCG entered into a Drilling Contract (Model Turnkey Contract) ("Drilling Contract") with a third party ("ONG"). Pursuant to the Drilling Contract, ONG has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells scheduled for as later phase, by ONG and the prior chairman of the Company, Mr. Mustafoglu, (“MM”), as well as the wells locations. On November 6, 2008, the Company exercised an option to drill its fifth well in the Adams-Baggett field in West Texas. The Company has 120 days to drill the lease to be assigned to it as a result of the option exercise. Pipeline construction related to connecting wells 42-105-40868 and 42-105-40820 had been completed. Per the owners of the land the assignment of the lease will terminate effective March 3, 2009 in the event that the Company does not drill and complete a well that is producing or capable of producing oil and/or gas in paying quantities. The Company contests the owner termination dates. Based on MM’s negligence and executed un-authorized agreements with third parties, the Company may have hold ONG and others responsible for damages to the Company with regards to surface rights, wells locations and further charges of ONG which are not acceptable to the Company. The Company did not commence legal acts yet, and evaluate its rights with its legal consultants.

Vortex One- On June 30, 2008, the Company formed a limited liability company with third TI, named Vortex Ocean One, LLC. The Company and TI each owned a fifty percent (50%) membership Interest in Vortex One. The Company is the Manager of the Vortex One. Vortex One has been formed and organized to raise the funds necessary for the drilling of the first well being undertaken by the Company's wholly owned subsidiary. To date there has been no production or limited production. As such a dispute has arisen between the Parties with regards to the Vortex One and other matters, so in order to fulfill its obligations to Investor and avoid any potential litigation, Vortex One has agreed to issue the Shares directly into the name of the TI, as well as pledging the 4 term assignments to secure the investment and future proceeds per the LLC operating agreement (where the investor entitled to 80% of any future cash flow proceeds, until he recover his investments in full, then after the parties will share the cash flow equally). As disclosed before, said 4 wells were sold to a third party. The Company, via its subsidiary, completed the drilling of all 4 wells at the estimated cost of $2,100,000 for four wells (not including option payments). The Company also exercised its fifth well option (by paying per the master agreement $50,000 option fee on November 5, 2008).  In lieu of the world financial markets crisis, the Company approached the land owners on DCG mineral rights, requesting an amendment to allow DCG an additional six (6) months before it is required to exercise another option to secure a Term Assignment of Oil and Gas Lease pursuant to the terms of the original Agreement dated March 5, 2008. The land owner’s representative has answered the Company’s request with discrepancies about the date as effective date. During 2009 the Company received production reports from third party that appear to be inaccurate. The company is currently investigating its possibilities. On November 2009 the Company agreed with TI that his paid-up balance will prevail as a note, and all his equity interest will be belong to the Company.

In August 2010, the Company agent of service was served with a complaint by Mr. Sharp (“GS”) against the Company for breach of agreement. The complaint was filed with the Superior Court of California, in the County of Los Angeles – Case Number 10K15452.  The Company defended itself vigorously, and was prevailed as no take for plaintiff against defendant was ruled. The Company filed motions to recover its expenses and legal fees against GS and was awarded $10,000 by the court.  As of September 30, 2011, GS has not paid the Company the amount awarded in the judgment.

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

On September 15, 2011, Vintage Filings, LLC filed a suit, Vintage Filings, LLC v. Yasheng Eco-Trade Corporation, in the Superior Court of the State of California, County of Los Angeles, Beverly Hills Courthouse – West District.  The company being sued is the predecessor to Eco-Trade for $12,515 for services allegedly rendered and recorded on the Company’s books.  The Company was not properly served in this matter.  A hearing is scheduled for March 22, 2012.

Defaults upon Convertible Notes:

The Company is in default on various convertible notes. The Company applied the default rate (18% per annum) to those notes during the quarter.  This is reflected fully in the Financial Statements. On or about May 2011 the Company received (and agreed) convertible notices from Note B holders to convert their entire note (including interests) in the amount of $441,500 into the Company’s common shares based on pricing of $0.01825 per share.  On or about May 2011 the Company received (and agreed) convertible notices from Note A holder to convert their entire note (including interests) in the amount of $182,908 into the Company’s common shares based on pricing of $0.01825 per share.   On or about July 2011 the Company received (and agreed) convertible notices from Note E holders to convert their partial note (not including interests) in the amount of 1 million US dollars into the Company’s common shares based on pricing of $0.01819 per share. Upon actual issuing, the Company will convert $1,424,408 debts into 78,191,781 common shares represent cash average pricing of about 0.018217 per share. The Company cannot issue the shares to the investors’ currently in lieu of monetary issues with AST as disclosed in this report. The investors been notifying accordingly, as such closing of their issuance and surrender the original notes did not occur, and will be pending until the Company will resolve its Transfer Agent Issues (see Note 9 - Subsequent Events). The actual conversion has been unable to be completed as the Company’s transfer agent is in the process of being changed and the issuance of the stock has not been possible.  Due to this situation, the Company continues to accrue the default interest rate to compensate the noteholder for the delay.

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

Potential exposure associated with the Yasheng Group, Inc. (“Yasheng”) - The Company entered into series of agreements with Yasheng. Yasheng failed to comply with the Company due diligence procedure, and as such terminated the definitive agreement with the Company on November 2009.  Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the Exchange.    On November 3, 2009, the Company sent Group and Yasheng-BVI a letter demanding various closing items.  Group and Yasheng-BVI did not deliver the requested items and, on November 9, 2009, after verbally consulting management of the Company with respect to the hardship and delays expected consolidating both companies audits, Group and Yasheng-BVI  sent a termination notice to the Company advising that the Exchange Agreement had been terminated. On April 5, 2010 the Company issued a formal request to Yasheng demanding that they surrender of the 500,000 shares that were issued to them, as well as reimburse the Company for its expenses associated with the transaction in the amount of $348,240. To date, said formal request was not answered by Yasheng, and as such, on September 30, 2010, the Company’s Board of Directors voted to cancel the 500,00000 shares.

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

7. Related Party Transactions

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). Mr. Lieberman notified the Company that he sold/transferred the F Preferred Stock to a third party.

On May 9, 2011, Alexander Smirnov (“AS”) was appointed as the Chairman of the Board of Directors. There was no understanding or arrangement between AS and any other person pursuant to which AS was selected as a director of the Company. AS does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Since January 1, 2009, Mr. Smirnov has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000. AS did not sign and execute the agreement that he was appointed, did not provide required signatures to the Company’s transfer agent, did not participate in the Company board of directors’ meetings, and did not provide the Company with business opportunities as agreed upon. Due to the lack of these required performances for the position of Chairman, his appointment was rescinded and he is not a director of the Company.

8.  Earnings (loss) per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At September 30, 2011 and 2010, respectively, there were 1,802,718 and 906,660 potentially dilutive common stock equivalents, respectively.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

9. Subsequent Events

In order to resolve the situation with non-issuing of pending conversion notices as describe in this filling (in connection with the issues with transfer agent), the Company Board authorized on or about October 26, 2011 to sign an agreement and engage Fidelity Transfer Services, Inc. as a new transfer agent. Said agreement and its exhibit were signed by the Company.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report, should be read together with Notes of the Company consolidated financials especially - Change in the Reporting Entity:  In accordance with Financial Accounting Standards, FAS 154,  Accounting Changes and Error Corrections , now ASC Topic 250,  when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.  The consolidated statements of operations for the period ended September 30, 2011 and 2010 are compared (subject to the above description) in the sections below:

Results of Operations

Three Months Period Ended September 30, 2011 Compared to Three Months Period Ended September 30, 2010

Revenue. For the three months ended September 30, 2011, our revenue was $0, compared to $0 for the same period in 2010.

Gross Profit. For the three months ended September 30, 2011, our gross profit was $0, compared to a gross profit of $0 for the same period in 2010.

Selling, General and Administrative Expenses. For the three months ended September 30, 2011, selling, general and administrative expenses were $17,208 compared to $117,111 for the same period in 2010, a decrease of $99,903.  This decrease was primarily caused by the change in the Company in regards to its operation due to the termination of its pending deals with Yasheng Group.

Net Loss. We generated net losses of $117,572 for the three months ended September 30, 2011 compared to $228,091 for the same period in 2010, a decrease of $110,521.

Nine Months Period Ended September 30, 2011 Compared to Nine Months Period Ended September 30, 2010

Revenue. For the nine months ended September 30, 2011, our revenue was $0, compared to $0 for the same period in 2010.  The revenue for 2010 was related to discontinued operations.

Gross Profit. For the nine months ended September 30, 2011, our gross profit was $0, compared to a gross profit of $20,000 for the same period in 2010.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2011, selling, general and administrative expenses were $199,645 compared to $2,153,754 for the same period in 2010, a decrease of 90.7%.  This decrease was primarily caused by the change in the Company in regards to its operation due to the termination of its pending deals with Yasheng Group.

Net Loss. We generated net losses of $514,853 for the nine months ended September 30, 2011 compared to $2,387,904 for the same period in 2010, a decrease of 78.6%.

Liquidity and Capital Resources

General. At September 30, 2011, we had cash and cash equivalents of $0. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from investors and financing groups of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities generated a use of cash in operations of $101,171 for the nine months ended September 30, 2011, and we used cash in operations of $216,489 during the same period in 2010. The principal elements of cash flow from operations for the nine months ended September 30, 2011 included a net loss of $514,853.

Cash generated in our financing activities was $101,171 for the nine months ended September 30, 2011, compared to cash generated of $150,700 during the comparable period in 2010.

As of September 30, 2011, current liabilities, $3,262,954, exceeded current assets, $0. Current assets were $0 at December 31, 2010 and $0 at September 30, 2011 whereas current liabilities increased from $2,748,101 at December 31, 2010 to $3,262,954 at September 30, 2011.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $0 and net losses of $514,853 for the nine months ended September 30, 2011 compared to sales of $20,000, from discontinued operations, and net loss of $2,387,904 for the nine months ended September 30, 2010.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $3,262,954, $3,262,954 and $99,223,799, respectively, at September 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against Mr. Hecht (“YH”), a foreign attorney, alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. On April 2007, YH returned $92,694 (70,000 Euros on the date of transfer) to the Company which netted $72,694.  On June 2007, the Company filed a claim seeking a   default judgment against YH. On October 25, 2007, the Company obtained a default judgment against YH for the sum of $249,340.65. On February 7, 2011, the Company retained domestic Israeli counsel to try to collect on the aforementioned judgment amount.

In August 2010, the Company agent of service was served with a complaint by Mr. Sharp (“GP”), an individual, against the Company for breach of agreement. The complaint was filed with the Superior Court of California, in the County of Los Angeles – Case Number 10K15452.  The Company defended itself vigorously, and was prevailed as no take for plaintiff against defendant was ruled. The Company filed motions to recover its expenses and legal fees against GP and was awarded $10,000 which has not been paid to the Company as of this date.

On September 15, 2011, Vintage Filings, LLC filed a suit, Vintage Filings, LLC v. Yasheng Eco-Trade Corporation, in the Superior Court of the State of California, County of Los Angeles, Beverly Hills Courthouse – West District.  The company being sued is the predecessor to Eco-Trade for $12,515 for services allegedly rendered and recorded accordingly on the Company’s books.  The Company was not properly served in this matter.  A hearing is scheduled for March 22, 2012.

Except as set forth above, there are no known significant legal proceedings that have been filed and are outstanding or pending against the Company.

ITEM 1A.            RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 9, 2011, the Board of Directors of the Company approved the amendment of the Certificate of Designation of the Series E Preferred Stock whereby the beneficial ownership limitations contained in the Series E Preferred Stock were terminated.  On May 10, 2011, Sagi submitted a conversion notice whereby it converted 50,000 shares of Series E Preferred Stock into 100,000,000 shares of common stock of the Company.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities. On or about May 2011, the Company notified American Stock Transfer & Trust Company, LLS (“AST”) of the Company’s intent to terminate their services as the Company Transfer Agent and subsequently appointing Select Fidelity Transfer Services Ltd (“Select”) as the Company’s new Transfer Agent. AST charged the Company with unacceptable amounts and only upon receipt of full payment will terminate services and forward all records pursuant to the Company’s instructions. As the Company is contesting said charges, AST did not forward to Select all records. In lieu of this situation, the Company did not issue to Sagi the converted shares and cannot estimate when, if at all, the Company will be able to issue said shares.  In order to resolve the situation, the Company Board authorized on or about October 26, 2011 to sign an agreement and engage Fidelity Transfer Services, Inc. as a new transfer agent. Said agreement and its exhibit were signed by the Company.

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

(8) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on February 25, 2009

(9) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on August 11, 2010.

(10) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on July 7, 2010.

(11) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on May 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on November 7, 2011.

ECO-TRADE CORP.

By:	/s/William Lieberman
William Lieberman
Acting President (Principal Executive, Financial and Accounting Officer)