Form 10-K/A
period 2010-12-31
Eco-Trade Corp
filed 2011-11-22
CIK 905428

United States

Securities and Exchange Commission

Washington, D.C. 20549

Amendment No. 1 to

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

Large accelerated filer    ☐   Accelerated filer    ☐   Non-accelerated filer   ☐   Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the registrant’s common stock (the only class of voting  stock) held by non-affiliates of the Company as of December 31, 2010 was about $377,485, based on the closing price of the registrant’s common stock on such date of $0.21 as reported by the Over the Counter Bulletin Board .

At March 31, 2011, 1,802,718 shares of common stock were issued and outstanding.

EXPLANATORY NOTE

Eco-Trade Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to reflect the effects of reporting errors. These errors had no impact on the financial statements of the Company.

For ease of reference, this Amendment No. 1 amends Item 9A. Controls and Procedures, Item 11. Executive Compensation, and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 1.

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

The audited Consolidated Financial Statements of the Company for the years ended December 31, 2010 and December 31, 2009, are included herein beginning with the index hereto on page F-1 .

Item 9.	Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company does not have adequate staffing, and does not have proper segregation of duties.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2010, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Yossi Attia	2010	$106,600	$—	$—	$—	$33,155	*)	$139,755
	2009	240,000	120,000	—	—	—		$360,000
Robin Gorelick	2009	77,000	—	—	—	—		$77,000
William Lieberman	2010	—	—	10,000	—	—		$10,000

*) Car allowance and expenses.

OUTSTANDING EQUITY AWARDS

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Yossi Attia (1)	10	(2)	—	—	$3.40	03/12/2011	—	$—	—	—

(1)	Mr. Attia was appointed as Chief Executive Officer of the Company on August 14, 2006.

(2)	On March 22, 2005, the Company granted 10 options to Yossi Attia. The stock options granted vest at the rate of 2.5 options on each September 22 of 2005, 2006, 2007 and 2008, respectively. The exercise price of the options ($3.40) is equal to the market price on the date the options were granted.

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

The following table sets forth certain information relating to the ownership of our voting securities by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of April 15, 2011. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Title of Class	Name of Beneficial Owner (1)	Amount of Class Beneficially Owned	Percentage of Class
Common	William Lieberman (2)(3)(4)	50,000	0.6
Common	Sagi Collateral, Ltd. (4)	6,000,000	76.4
Common	Capitol Properties LLC	384,615	4.9

	All executive officers and directors as a group (one person)	—	0.6

**	Resigned at the date of this table.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days after April 15, 2011. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on the date of this filing, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The applicable percentage of ownership is based on 7,852,718 shares of our common stock outstanding defined as the common stock outstanding, the Series E preferred stock converted at a 1 for 20 ratio, and the Series F preferred stock converted at a 1 for 5 ratio.

(2) An officer of the Company.

(3) A director of the Company.

(4) Assumes conversion of Series F preferred stock (William Lieberman) at a 1 for 5 ratio and of Series E preferred stock (Sagi Collateral, Ltd.) at a 1 for 20 ratio.

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

Eco-Trade Corporation.

	By	/s/ William Lieberman
William Lieberman
Dated: November __, 2011		Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ William Lieberman	Chief Executive Officer and Director	November __, 2011
William Lieberman	(Principal Executive Officer, Principal Financial and Accounting Officer)

28

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

/s/ Robison, Hill & Co. Certified Public Accountants

Salt Lake City, Utah

April 14, 2011

ECO-TRADE CORPORATION

(f/k/a Vortex Resources Corp.)

Consolidated Balance Sheet

As of December 31, 2010 and 2009

Amounts in US dollars

	December 31 2010 (audited)	December 31 2009 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$85,789
Total current assets	—	85,789

Net assets from discontinued operations	—	1,544,690
Total assets	$—	$1,630,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$442,007	$1,390,451
Dividends payable	84,575	—
Short-term convertible notes payable	1,957,379	151,742
Short-term convertible note payable - related party	264,139	—
Total current liabilities	2,748,100	1,542,193
Convertible note payable – Trafalgar	—	3,535,000
Total liabilities	2,748,100	5,077,193

Stockholders’ equity
Preferred stock, series C convertible, $.001 par value, 210,087 shares authorized issued and outstanding	—	210
Preferred stock, series E convertible, $.001 par value, 300,000 shares authorized issued and outstanding par value $.001, 7% dividend per annum	300	—
Preferred stock, series F convertible, $.001 par value, 10,000 shares authorized issued and outstanding	10	—
Common stock, $0.001 par value - Authorized 400,000,000 shares; 1,802,718 and 1,409,098 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	1,803	1,410
Additional paid-in capital	95,985,767	92,768,395
Accumulated deficit	(98,708,946)	(96,189,694)
Accumulated other comprehensive loss	(2,226)	(2,226)
Treasury stock – 1,000 common shares at cost	(24,809)	(24,809)
Total stockholders’ equity	(2,748,100)	(3,446,714)

Total liabilities and stockholders’ equity	$—	$1,630,479

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

Business segment reporting - The Company manages its operations in one business segment, the Resources, Logistic Development, Development and Mineral business.

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

	2010	2009
Net Loss	(2,519,252)	(6,692,603)
Weighted average shares outstanding, basic	1,723,685	889,855
Loss per share from continuing operations, basic	(0.58)	(7.70)
Gain (Loss) per share from discontinued operations, basic	(0.89)	0.18
Net Loss per Common Share	(1.47)	(7.52)

Eco-Trade Corp 10-K

Exhibit 21.1

List of Subsidiaries

Company	Ownership %
Davy Crocket Gas Company LLC	100%
Vortex Ocean One, LLC	100%
EA Emerging Venture Corp (sold on April 15, 2010)	100%

Eco-Trade Corp 10-K

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

 I, William Lieberman, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of Eco-Trade Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November __, 2011	/s/ William Lieberman
William Lieberman
Chief Executive Officer and Principal Financial Officer

Eco-Trade Corp 10-K

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, William  Lieberman , Chief Executive Officer of Eco-Trade Corporation (the “Company”), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

(1)	the Annual Report on Form 10-K/A of the Company for the fiscal year ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 21, 2011

/s/ William Lieberman
Name: William Lieberman
Title: Chief Executive Officer and Principal Financial Officer