Form 10-K/A
period 2010-12-31
Eco-Trade Corp.
filed 2012-01-19
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Amendment No. 2 to
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE

Eco-Trade Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2 ”) to reflect the effects of reporting errors.   These errors had no impact on the financial statements of the Company.
For ease of reference, this Amendment No. 2 amends Item 9A. Controls and Procedures, Item 11. Executive Compensation, and Exhibit 31.1 .

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 2 .

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

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2010, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2010:

1.	Lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
2.	Lack of segregation of duties over financial transaction processing and reporting;
3.	Ineffective controls and insufficient written policies and procedures over the period end financial disclosure and reporting processes.

As a result of the material weakness described above, management has concluded that, as of December 31, 2010, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when practical and necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Yossi Attia	2010	$106,600	$—	$—	$—	$33,155	*)	$139,755
	2009	240,000	120,000	—	—	—		$360,000
Robin Gorelick	2009	77,000	—	—	—	—		$77,000
William Lieberman	2010	—	—	10,000	—	—		$10,000
______________________
*) Car allowance and expenses.

OUTSTANDING EQUITY AWARDS

	Option Awards					Stock Awards
Equity
Incentive
Plan
Awards:
			Equity					Market
			Incentive					or Payout
			Plan					Value of
			Awards:				Market	Unearned
	Number of	Number of	Number of			Number of	Value of	Shares,
	Securities	Securities	Securities			Shares or	Shares or	Units or
	Underlying	Underlying	Underlying			Units of	Units of	Other
	Unexercised	Unexercised	Unexercised	Option		Stock	Stock	Rights
	Options	Options	Unearned	Exercise	Option	That Have	That Have	That Have
	(#)	(#)	Options	Price	Exercise	Not Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)

Yossi Attia (1)(2)	10	-	-	$3.40	3/12/11	-	$-	$-

William Lieberman (3)	-	-	-	$-		10,000	$10,000	$-
____________________
(1) Mr. Attia was appointed as Chief Executive Officer of the Company on August 14, 2006.
(2) On March 22, 2005, th Company granted 10 options to Yossi Attia.  The stock options granted vest at the rate of 2.5 options on each September 22 of 2005, 2006, 2007, and 2008, respectively.  The exercise price of the options ($3.40) is equal to the market price on the date the options were granted.

(3) In 2010, the Company entered into letter agreements with William Lieberman whereby he agreed to serve as a director of the Company in consideration of 10,000 shares of Series F preferred stock.  The Series F preferred stock is convertible at the option of the holder into 5 shares of common stock.

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

Name	Fees Earned or Paid in Cash	Fees Earned or Accrued but not Paid in Cash
Stewart Reich	$—	$57,504
Gerald Schaffer	—	$50,004
Total	$—	$107,508

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were no other grants of Stock Options/SAR made during the fiscal years ended December 31, 2010 and December 31, 2009.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/ Unexercisable	Value of the unexercised in the money options/SARs at FY-end ($)* Exercisable/ Unexercisable
Yossi Attia, CEO, Director	None	None	10	$ 0.00
_______________
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

On July 23, 2009 - the Company issued 465 shares of its common stock 0.001 par value per share, to Stephen M. Fleming, the Company’s securities counsel pursuant to the 2008 Employee Stock Incentive Plan,

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
___________________________
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

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Amendment No. 1 to that certain Share Exchange Agreement by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated April 29 2008 (15)

2.2	Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated May 1, 2008 (16)

2.3	Amendment No. 1 to the Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated June 11, 2008 (19)

3.1	Certificate of Incorporation filed November 9, 1992 (1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997 (2)

3.3	Bylaws(1)

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock (19)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (26)

3.6	Restated Certificate of Incorporation (33)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, dated July 29, 2008 (22)

3.8	Certificate of Ownership of Emvelco Corp. and Vortex Resources Corp.(23)

3.9	Certificate of Amendment to the Certificate of Incorporation, dated February 24, 2009 (28)

3.10	Form of Common Stock Certificate (1)

4.1	Convertible Note issued to Trafalgar Capital Specialized Investment Fund, Luxembourg, dated September 2008 (24)

4.2	Form of Convertible Note dated May 1, 2008 issued to the members of Davy Crockett Gas Company, LLC (16)

4.3	All Inclusive Promissory Note, dated November 27, 2007, issued by 13059 Dickens LLC in the name of Kobi Louria (14)

4.4	Form of Warrant to Purchase 200,000 Shares of Common Stock issued in the name of Vortex One, LLC (20)

10.1	Securities Purchase Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.2	Security Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.3	Pledge Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.4	Investment Agreement, dated as of June 19, 2006, by and between EWEB RE Corp. and AO Bonanza Las Vegas, Inc. (4)

10.5	Form of Subscription Agreement, dated January 23, 2009 related to the sale of shares of the Company’s Common Stock (30)

21.1	List of Subsidiaries

31	Certification of the Chief Executive Officer and Principal Financial Officer of Eco-Trade Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Principal Financial Officer of Eco-trade Corp. pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________
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

Eco-Trade Corporation.

	By	/s/ William Lieberman
William Lieberman
Dated: January 19, 2011		Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ William Lieberman	Chief Executive Officer and Director	January 19, 2012
William Lieberman	(Principal Executive Officer, Principal Financial and Accounting Officer)

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

ECO-TRADE CORPORATION
(f/k/a VORTEX RESOURCES CORP.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 and 2009
Amounts in US dollars

	Preferred Stock		Preferred Stock Series E		Preferred Stock Series F		Common Stock		Additional		Accumulated Other
	Number		Number		Number		Number		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'
	of Shares	Amount	of Shares	Amount	ofShares	Amount	of Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balances January 1, 2009	1,000,000	1,200,000					8,728	9	85,468,147	(89,497,091)	(2,226)	(24,809)	(2,855,970)
Conversion of note to common shares							85,000	85	1,057,249				1,057,334
Change in conversion price									1,786,000				1,786,000
Shares issued to Yasheng							500,000	500	196,330				196,830
Shares issued to Capitol							384,615	385	151,025				151,410
Conversion of preferred Series B stock	(1,000,000)	(1,200,000)					75,000	75	1,199,925				—
Issuance of Series C Preferred Stock	210,087	210							4,735				4,945
Discount on conversion of debt									1,278,821				1,278,821
Star note payable conversion							80,000	80	349,920				350,000
Moran note payable conversion							119,033	119	99,881				100,000
Common stock issuance: Raccah							10,757	11	377,209				377,220
Common stock issuance: Yaniv							500	1	74,999				75,000
Fleming law firm							465	1	22,299				22,300
Public Relations firm							5,000	5	51,995				52,000
Common stock for Rusk							40,000	40	399,960				400,000
Common stock for Socius							100,000	100	249,900				250,000
Net loss for period										(6,692,603)			(6,692,603)
Balance December 31, 2009	210,087	210					1,409,098	1,410	92,768,395	(96,189,694)	(2,226)	(24,809)	(3,446,714)
Common stock for Moran Atias							130,000	130	99,870				100,000
Common stock issuances for services:
legal fees							80,000	80	37,780				37,860
Common stock for Moran Atias							127,143	127	49,873				50,000
Common stock for Priscilla Dunckel							50,857	51	19,949				20,000
Conversion of note payable to preferred shares			300,000	300					2,999,700				3,000,000
Issuance of Series F Preferred Stock					40,000	40			39,960				40,000
Cancellation of Series F Preferred Stock					(30,000)	(30)			(29,970)				(30,000)
Conversion of Series C to common shares	(210,087)	(210)					350	—	210				—
Difference due to rounding of shares from reverse stock split							5,270	5					5.00
Net loss for period										(2,519,252)			(2,519,252)
Balance December 31, 2010	0	0	300,000	$300	10,000	$ 10	1,802,718	$1,803	$95,985,767	$(98,708,946)	$(2,226)	$(24,809)	$(2,748,100)

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

Pending Transactions and potential exposure associated with the Yasheng Group:

The Company entered into series of agreements with Yasheng Group. Yasheng Group failed to comply with the Company due diligence procedure, and as such terminated the definitive agreement with the Company on November 2009.  Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the Exchange.    On November 3, 2009, the Company sent Group and Yasheng-BVI a letter demanding various closing items.  Group and Yasheng-BVI did not deliver the requested items and, on November 9, 2009, after verbally consulting management of the Company with respect to the hardship and delays expected consolidating both companies audits, Group and Yasheng-BVI  sent a termination notice to the Company advising that the Exchange Agreement had been terminated. On April 5, 2010 the Company issued a formal request to Yasheng demanding that they surrender of the 500,000 shares that were issued to them, as well as reimburse the Company for its expenses associated with the transaction in the amount of $348,240. To date, said formal request was not answered by Yasheng, and as such, on September 30, 2010, the Company’s Board of Directors voted to cancel the 500,00000 shares.  The shares were subsequently cancelled.

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