Form 10-K
period 2011-12-31
Eco-Trade Corp.
filed 2012-04-13
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________

Commission File Number 001-12000

ECO-TRADE CORP. (f/k/a Yasheng Eco-Trade Corp.)
(Exact name of registrant as specified in charter)

Registrant’s telephone number, including area code: (803) 699-4940

1915 Eye Street, N.W.
Washington, D.C.  20006
(Address of principal executive offices)

Delaware	13-3696015
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  ☐

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

Large accelerated filer     ☐    Accelerated filer     ☐    Non-accelerated filer    ☐    Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

On June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,323,758, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.3201.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

At April 4, 2011, 103,853,499 shares of common stock were issued and outstanding.

i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Eco-Trade,” “BOPT,” the “Company,” “we,” “us,” and “our,” refer to Eco-Trade Corp.

Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Item 1.  Business

General Overview

Eco-Trade Corp. (f/k/a Yasheng Eco-Trade Corporation) is a Delaware corporation and was organized on November 9, 1992. It was a development stage company through December 1993.  Eco-Trade Corporation and its consolidated subsidiaries are collectively referred to herein as “Eco-Trade” or the “Company.”

Effective December 8, 2010, the Company changed its name to “Eco-Trade Corp.” and effected a reverse-split of its issued and outstanding shares of common stock on a 100:1 basis pursuant to that certain Certificate of Amendment to the Restated Certificate of Incorporation, as amended.  Further, the Company’s symbol been changed to “BOPT.”  FINRA implemented the name change, reverse split and symbol change effective December 9, 2010.

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

The Company is continuing to pursue its ongoing core business, and is seeking a potential business combination.  As of this filing, no such business combination has been found. The Company’s present cash reserves and monetary assets are not sufficient to carry out its plan of operation without additional financing. The Company is currently attempting to arrange for financing through mezzanine arrangements, debt or equity that would enable it to proceed with its plan of investment operation.    However, there is no guarantee that we will be able to close such financing transaction or, if financing is available, that the terms will be acceptable to the Company.

The Company’s holdings in its subsidiaries at December 31, 2011 were as follows:

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

The Company’s core business was the development of a logistics center in Southern California.  That operation has been discontinued.

The Company’s headquarters and operational offices are located at1915 Eye Street, N.W., Washington, D.C.  20006.

Employees

As of December 31, 2011, the Company employed one full-time employee in executive and administrative functions.  We believe that our relationship with our employee is good.

Property

The Company is operating only from its operational offices located at 9270 Two Notch Road, Suite 4, Columbia, SC 29223.  The Company will pay no rent until participation in lease expenses has been established.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a net loss allocable to common shareholders of $25,152,667 for the year ended December 31, 2011.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,313,362, $1,313,362 and $136,970,774, respectively, at December 31, 2011.  In addition, the Company has no revenues and is in default on two promissory notes. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 1A. Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Business

We have sustained recurring losses since inception and expect to incur additional losses in the foreseeable future.

We were formed on November 9, 1992 and have reported annual net losses since inception.  For our years ended December 31, 2011 and 2010, we experienced net losses allocable to common shareholders of $25,152,667 and $2,946,759, respectively.  As of December 31, 2011, we had an accumulated deficit of $136,970,774.  In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability.  Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital.  There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of December 31, 2011, our available cash balance was $0. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to sell our products to retail establishments and/or license our products to third parties.  There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We have a limited operating history, and it may be difficult for potential investors to evaluate our business.

We began operations in November 1992. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Risks Relating to Our Organization and Our Common Stock

As a publicly registered company, we are subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than a private company.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we are listed on the OTCQB, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us being public and listed on the OTCQB.  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been limited liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. As soon as is practicable after becoming eligible, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for any of these exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTCQB or is suspended from the OTCQB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTCQB, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

Our common stock is currently considered a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our common stock is currently considered a “penny stock” and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors have the right to authorize the issuance of additional shares of our preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of additional shares of preferred stock could adversely affect the rights of holders of our common stock. Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

A sale of a substantial number of shares of the Company's common stock may cause the price of its common stock to decline.

If the Company’s stockholders sell substantial amounts of the Company’s common stock in the public market, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Company is operating only from its operational offices located at 1915 Eye Street, N.W., Washington, D.C. 20006.  The Company will pay no rent until participation in lease expenses has been established.

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

Loss Contingencies

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

On September 15, 2011, Vintage Filings, LLC filed a suit, Vintage Filings, LLC v. Yasheng Eco-Trade Corporation, in the Superior Court of the State of California, County of Los Angeles, Beverly Hills Courthouse – West District.  The company being sued is the predecessor to Eco-Trade for $12,515 for services allegedly rendered and recorded on the Company’s books.  The Company was not properly served in this matter.  A hearing was scheduled for March 22, 2012 and the Company did not attend as the Company believes it was not properly served.  The Company has recorded the liability accordingly.

Gain Contingencies

On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against, Mr. Hecht, a foreign attorney, alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. In April 2007, the foreign attorney returned $92,694 (70,000 Euros on the date of transfer) to the Company which netted $72,694.  In June 2007, the Company filed a claim seeking a   default judgment against said foreign attorney. On October 25, 2007, the Company obtained a default judgment against the foreign attorney for the sum of $249,340.65. On February 7, 2011, the Company retained domestic Israeli counsel to try to collect the aforementioned judgment amount.

DDG – Gas Project - Vortex One - The Company via Vortex One commenced its DCG’s drilling program, where Vortex One via its former member TA, was the first cash investor. Since said cash investment was done in July 2008, the Company defaulted on terms, period and presentations (based on third parties presentations). Based on series of defaults of third parties, Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being in default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex One position is that the Buyer as well as the operator is under breach of the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non-material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.

On July 1, 2008, DCG entered into a Drilling Contract (Model Turnkey Contract) ("Drilling Contract") with a third party ("ONG"). Pursuant to the Drilling Contract, ONG has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells scheduled for as later phase, by ONG and the prior chairman of the Company, Mr. Mustafoglu, (“MM”), as well as the wells locations. On November 6, 2008, the Company exercised an option to drill its fifth well in the Adams-Baggett field in West Texas. The Company has 120 days to drill the lease to be assigned to it as a result of the option exercise. Pipeline construction related to connecting wells 42-105-40868 and 42-105-40820 had been completed. Per the owners of the land the assignment of the lease will terminate effective March 3, 2009 in the event that the Company does not drill and complete a well that is producing or capable of producing oil and/or gas in paying quantities. The Company contests the owner termination dates. Based on MM’s negligence and executed unauthorized agreements with third parties, the Company may hold ONG and others responsible for damages to the Company with regards to surface rights, wells locations and further charges of ONG which are not acceptable to the Company. The Company did not commence legal acts yet, and evaluate its rights with its legal consultants.

In August 2010, the Company agent of service was served with a complaint by Mr. Sharp (“GS”) against the Company for breach of agreement. The complaint was filed with the Superior Court of California, in the County of Los Angeles – Case Number 10K15452.  The Company defended itself vigorously, and the Company prevailed. The Company filed motions to recover its expenses and legal fees against GS and was awarded $10,000 by the court.  As of December 31, 2011, GS has not paid the Company the amount awarded in the judgment.

Yasheng Group, Inc. (“Yasheng”) - The Company entered into series of agreements with Yasheng. Yasheng failed to comply with the Company’s due diligence procedures, and as such terminated the definitive agreement with the Company in November 2009.  Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the Exchange.    On November 3, 2009, the Company sent Yasheng and Yasheng-BVI a letter demanding various closing items.  Yasheng and Yasheng-BVI did not deliver the requested items and, on November 9, 2009, after verbally consulting management of the Company with respect to the hardship and delays expected consolidating both companies’ audits, Yasheng and Yasheng-BVI  sent a termination notice to the Company advising that the Exchange Agreement had been terminated. On April 5, 2010, the Company issued a formal request to Yasheng demanding that they surrender of the 500,000 shares that were issued to them in 2009, as well as reimburse the Company for its expenses associated with the transaction in the amount of $348,240. To date, said formal request was not answered by Yasheng, and as such, on September 30, 2010, the Company’s Board of Directors voted to cancel the 500,000 shares.  As of December 31, 2011, the 500,000 shares have not been returned to the Company therefore have not been cancelled,

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Effective December 8, 2010, the Company changed its name to “Eco-Trade Corp.” and the symbol changed to “BOPT.”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	For the Year Ended		For the Year Ended
	December 31, 2011		December 31, 2010
	High	Low	High	Low

First Quarter	$0.59	$0.35	$2.84	$0.64
Second Quarter	$0.33	$0.32	$1.50	$0.35
Third Quarter	$0.30	$0.19	$0.50	$0.26
Fourth Quarter	$0.34	$0.08	$0.78	$0.21

The Company’s transfer agent is Fidelity Transfer Services, Inc., 813 Anacapa, Suite 100, Santa Barbara, CA 92101.

Holders of Common Stock

As of December 31, 2011, the Company had 103,854,499 shares of common stock issued and 103,853,499outstanding (net of 1,000 treasury shares) and10shareholders of record.

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business. Other than cumulative dividends payable upon any future declaration by our Board of Directors, per the terms of Preferred Shares Series E Certificate of Designation., the Company did not accrue or declared dividend.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-    contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

-    contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a  dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-    contains a toll-free telephone number for inquiries on disciplinary actions;

-    defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

-    contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

 -   bid and offer quotations for the penny stock;

-    the compensation of the broker-dealer and its salesperson in the transaction;

-    the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

-    monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Item 6.  Selected Financial Data.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for Eco-Trade Corp. Such discussion represents only the best present assessment from our Management.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 TO THE YEAR ENDED DECEMBER 31, 2010

Results of Operations

Selling, General and Administrative Expenses. For the year ended December 31, 2011, selling, general and administrative expenses were $221,304 compared to $624,122 for the same period in 2010, a decrease of 64.5%.  This decrease was due to the Company reducing its costs due to no operations in 2011.

Net Loss. We generated a net loss allocable to common shareholders of $25,152,667 for the year ended December 31, 2011 compared to $2,946,759 for the same period in 2010, an increase of 754%.  Of the increase of $22,205,908, $24,541,579, or 110.5% of the increase, was related to the loss on settlement of debt.

Liquidity and Capital Resources

General. At December 31, 2011, we had cash and cash equivalents of $0. We have historically met our cash needs through investments and/or loans by third parties. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $0 for the year ended December 31, 2011, and we used cash in operations of $85,789 during the same period in 2010. The principal elements of cash flow from operations for the year ended December 31, 2011 included a net loss allocable to common shareholders of $25,152,667 offset by the loss on conversion of notes of $24,541,578,a gain in settlement of $49,170, and changes in operating assets and liabilities of $448,033.

Cash used in investing activities during the year ended December 31, 2011 was $0 compared to $0 during the same period in 2010. Zero investments were attributable to the Company not making acquisitions as there were no requirements during fiscal year 2011 and 2010.

Cash generated in our financing activities was $0 for the year ended December 31, 2011, compared to cash generated of $0 during the comparable period in 2010.

As of December 31, 2011 and 2010, the Company did not have current assets. As of December 31, 2011, current liabilities decreased from $16,067,262 at December 31, 2010 to $1,313,362 at December 31, 2011.  The decrease was primarily due to the conversion of debt into equity.

	For the years ended
	December 31,
	2011	2010

Cash used in operating activities	$-	$(85,789)
Cash used in investing activities	-	-
Cash provided by financing activities	-	-

Net changes to cash	$-	$(85,789)

Research and Development

In fiscal years 2011 and 2010, we incurred no expenses on research and development.

Inflation

Management believes that the impact of inflation on our operations has not been material.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical Accounting Policies

Stock-based compensation -The Company follows ASC Topic 718, “Share-Based Payment”. Under ASC Topic 718, the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. Additionally, if an award of an equity instrument involves a performance condition, the related compensation cost is recognized only if it is probable that the performance condition will be achieved.

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

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8.  Financial Statements and Supplementary Data.

Eco-Trade Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Eco-Trade Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Eco-Trade Corporation (f/k/a Vortex Resources Corp., and f/k/a Emvelco Corp.) and Subsidiaries as of December 31, 2010 and the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eco-Trade Corporation and Subsidiaries as of December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 9, subsequent to the issuance of the Company’s 2010 consolidated financial statements and our report thereon dated April 14, 2011, we became aware that those consolidated financial statements should have included certain debt premiums and related interest expense, dividends should not have been accrued, certain accrued expenses were misclassified as notes payable, and certain stock options disclosed as outstanding had been forfeited.  In our report, we expressed an unqualified opinion with an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.  Our opinion on the revised consolidated financial statements, as expressed herein, remains unqualified with an explanatory paragraph describing conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

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

Salt Lake City, Utah
April 14, 2011 (except for Note 9 as to which the date is April 13, 2012)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Eco-Trade Corp.

We have audited the accompanying consolidated balance sheet of Eco-Trade Corp. and Subsidiaries at December 31, 2011, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eco-Trade Corp. and Subsidiaries as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss allocable to common shareholders in 2011 of $25,152,667 and has a working capital deficiency, stockholders' deficiency and accumulated deficit of $1,313,362, $1,313,362 and $136,970,774, respectively, at December 31, 2011. In addition, the Company has no revenues and is in default on two promissory notes. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 13, 2012

ECO-TRADE CORP. and SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
		(Restated -
		Note 9)

ASSETS

Current assets
Cash	$-	$-

Total current assets	-	-

Other assets	-	-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Convertible notes payable, net of premiums of $94,174 and $13,403,735 at December 31, 2011 and 2010, respectively	$445,082	$15,361,114
Accounts payable	233,121	202,220
Accrued expenses	550,180	239,789
Accounts payable to related parties	31,000	-
Accrued expenses to related parties	53,979	264,139

Total current liabilities	1,313,362	16,067,262

Total liabilities	1,313,362	16,067,262

Commitments and contingencies (Note 6)

Shareholders' equity (deficiency)
Preferred stock, Series E convertible, $0.001 par value, 300,000 shares authorized, issued, and outstanding (Liquidation value $3,637,500)	300	300
Preferred stock, Series F convertible, $0.001 par value, 10,000 shares authorized, issued, and outstanding	10	10
Common stock, $0.001 par value, 400,000,000 shares authorized, 103,854,499 and 1,802,718 shares issued and 103,853,499 and 1,801,718 shares outstanding, respectively, at December 31, 2011 and 2010	103,855	1,803
Additional paid-in capital	135,578,056	95,985,767
Accumulated deficit	(136,970,774)	(112,028,107)
Accumulated other comprehensive loss	-	(2,226)
Treasury stock, 10 shares of common stock at cost	(24,809)	(24,809)

Total shareholders' equity (deficiency)	(1,313,362)	(16,067,262)

Total liabilities and shareholders' equity (deficiency)	$-	$-

See accompanying notes to consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010
		(Restated -
		Note 9)

Sales	$-	$-
Cost of sales	-	-

Gross loss	-	-

Selling, general and administrative expenses	221,304	624,122

Loss from operations	(221,304)	(624,122)

Other income (expense)
Interest expense	(236,903)	(744,022)
Gain on debt forgiveness	49,170	30,650
Loss on settlement of debt, net	(24,541,579)	-
Other	7,949	-
Total other income (expense), net	(24,721,363)	(713,372)

Loss from continuing operations	(24,942,667)	(1,337,494)

Cumulative preferred stock dividends	(210,000)	(84,575)

Loss from continuing operations allocable to common shareholders	(25,152,667)	(1,422,069)
Loss from discontinued operations	-	(1,524,690)

Net loss allocable to common shareholders	$(25,152,667)	$(2,946,759)

Basic and diluted net loss per share allocable to common shareholders
Continuing operations	$(0.59)	$(0.82)
Discontinued operations	$-	$(0.89)
Net loss	$(0.59)	$(1.71)

Weighted average shares outstanding
- basic and diluted	45,163,463	1,723,685

See accompanying notes to consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Deficiency)
For the Years Ended December 31, 2011 and 2010

	Preferred Stock - Series C		Preferred Stock -Series E		Preferred Stock -Series F		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Compre-hensive	Treasury	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	(Deficiency)
Balance - December 31, 2009	210,087	$210	-	$-	-	$-	1,409,098	$1,410	$92,768,395	$(109,165,923)	$(2,226)	$(24,809)	$(16,422,943)

Common stock for Moran Atias							130,000	130	99,870				100,000
Common stock issuances for services - legal fees							80,000	80	37,780				37,860
Common stock for Moran Atias							127,143	127	49,873				50,000
Common stock for Priscilla Dunckel							50,857	51	19,949				20,000
Conversion of note payable for preferred shares			300,000	300					2,999,700				3,000,000
Issuance of preferred shares					40,000	40			39,960				40,000
Cancellation of preferred shares					(30,000)	(30)			(29,970)				(30,000)
Conversion of Series C to common shares	(210,087)	(210)					350	-	210				-
Difference due to rounding of shares from reverse stock split							5,270	5					5
Net loss for the year ended December 31, 2010 (Restated - Note 9)										(2,862,184)			(2,862,184)

Balance - December 31, 2010 (Restated - Note 9)	-	$-	300,000	$300	10,000	$10	1,802,718	$1,803	$95,985,767	$(112,028,107)	$(2,226)	$(24,809)	$(16,067,262)

Conversion of notes payable to common stock							102,051,781	102,052	39,592,289				39,694,341
Gain on transalation of foreign currency											2,226		2,226
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(24,942,667)	-	-	(24,942,667)

Balance - December 31, 2011	-	$-	300,000	$300	10,000	$10	103,854,499	$103,855	$135,578,056	$(136,970,774)	$-	$(24,809)	$(1,313,362)

See accompanying notes to consolidated financial statements.

ECO-TRADE CORP. and SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010
		(Restated -
		Note 9)

Cash flows used in operating activities:
Net loss allocable to common shareholders	$(25,152,667)	$(2,946,759)
Adjustments to reconcile net loss to net cash used in operations:
Cumulative preferred stock dividends	210,000	84,575
Stock issuances for services	-	47,865
Gain on debt forgiveness	(49,170)	(30,650)
Other non-cash loss	2,226	-
Interest expense for debt premium		427,507
Loss on conversion of notes payable to common stock	24,541,578	-
Revenue of discontinued operations	-	20,000
Changes in operating assets and liabilities:
Accounts payable	80,071	1,007,556
Accrued expenses	310,391	239,788
Accounts payable - related parties	31,000	-
Accrued expenses - related parties	(210,160)	(618,477)
Accrued interest included in notes balances	236,731	158,116
Net cash used in continuing operations	-	(1,610,479)
Net cash provided by discontinued operations	-	1,524,690
Net cash used by operating activitities	-	(85,789)

Net increase (decrease) in cash	-	(85,789)

Cash at beginning of period	-	85,789

Cash at end of period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Notes payable converted to preferred stock	$-	$170,000

Note payable converted to preferred stock	$-	$3,000,000

Accounts payable converted to notes payable	$-	$1,282,521

Notes payable converted to common stock	$15,152,763	$-

See accompanying notes to consolidated financial statements.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 -Nature of Operations, Summary of Significant Accounting Policies and Going Concern

Nature of operations – The Company is exploring new opportunities as of December 31, 2011 (see Note 10).

Principles of consolidation - The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary. When relevant, all intercompany balances and transactions have been eliminated upon consolidation. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity.

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

For the years ending December 31, 2011 and 2010, the balance sheets and results of operations of Davy Crockett Gas Company, LLC (“DCG”), and Vortex Ocean One, LLC (“Vortex One”) are consolidated into these financial statements (these corporations have no activities).

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include valuation of stock issued in note settlements and the valuation allowance on deferred tax assets.

Fair value measurements - The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
•
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Fair value of financial instruments - The carrying values of notes and loans receivable, accounts payable, and accrued expenses approximate fair values due to the current maturity of these instruments.

Treasury Stock - Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

Foreign currency translation - The Company considers the United States Dollar (“US Dollar” or “$”) to be the functional currency of the Company and its subsidiaries, The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars. In prior years for non-US subsidiaries that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at period-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the period. Translation adjustments were recorded in “Accumulated other comprehensive income” within stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

Comprehensive income (loss) - Comprehensive income includes all changes in equity except those resulting from investments by and distributions to shareholders.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Cash and cash equivalents - Cash and cash equivalents include cash at bank and money market funds with maturities of three months or less at the date of acquisition by the Company.

Earnings (loss) per share - Basic earnings (loss) per share are computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the effect of dilutive potential common shares issuable upon exercise of stock options and warrants and convertible preferred stock.At December 31, 2010 there were 1,810,592 common stock equivalents that were not included in the computation of net loss per share as they would have been antidilutive. There were convertible notes convertible into approximately 1,380,000 shares of common stock and convertible preferred shares convertible into 6,050,000 common shares at December 31, 2011 that were not included in diluted loss per share in 2011 since the effect would have been anti-dilutive.  These shares, which may vary significantly in quantity based on the conversion formula, may dilute future earnings per share.

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

Under ASC Topic 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Stock-based compensation -The Company follows ASC Topic 718, “Share-Based Payment”. Under ASC Topic 718, the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. Additionally, if an award of an equity instrument involves a performance condition, the related compensation cost is recognized only if it is probable that the performance condition will be achieved.

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

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Effect of Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained a net loss allocable to common shareholders of $25,152,667 for the year ended December 31, 2011.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,313,362, $1,313,362 and $136,970,774, respectively, at December 31, 2011.  In addition, the Company has no revenues and is in default on two promissory notes. These factors raise substantial doubt about the ability of the Company's to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Non-Current assets from discontinued operations

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

The face value of the Notes and the discounted value per the original agreement should be paid as follows:

Year	Face	Discounted
	Value	Value
2009	$450,000	$424,060
2010	$375,000	$321,288
2011	$300,000	$226,057
2012	$300,000	$200,614
2013	$300,000	$178,035
2014	$300,000	$157,997
2015	$75,000	$36,638

Total	$2,100,000	$1,544,690

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The Company alleges that the Buyer was not performing under the notes. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex Ocean One’s position is that the Buyer as well as the operator is under severing breach of the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non-material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.  The Company retained an attorney in Texas to pursue its rights under the agreements and the collateral whose work is not completed in lieu of massive chain of title issues of the underlying assets.  The Company has written off the notes from its balance sheet in 2010 (included on loss of discontinued operations in 2010), and is therefore assuming that the buyers of those notes will not pay.

There are no net assets and liabilities to be disposed of in the accompanying consolidated balance sheet at December 31, 2011 and 2010.

The operating results of this discontinued operation for the year ended December 31, 2011 and 2010 consist of:

	2011	2010

Revenue from discontinued operations	$-	$20,000
Bad debt from discontinued operations	-	(1,544,690)
Minority interest from discontinued operations	-	-
Net income (loss) from discontinued operations	$-	$(1,524,690)

NOTE 3 - Note and Convertible Notes Payable

The notes and convertible notes payable as of December 31, 2011 and 2010 were as follows:

Notes and Convertible Notes Payable
	December 31, 2011			December 31, 2010
			Principal			Principal
			and			and
	Principal		Accrued	Principal		Accrued
	and		Interest	and		Interest
	Accrued		net of	Accrued		net of
	Interest	Premium	Premium	Interest	Premium	Premium
Convertible Notes B	$-	$-	$-	$414,500	$12,968,333	$13,382,833
Convertible Notes E	-	-	-	1,070,356	333,333	1,403,689
Convertible Notes A	-	-	-	170,124	7,895	178,019
Convertible Note D	185,287	49,726	235,013	159,673	49,726	209,399
Convertible Note C	165,621	44,448	210,069	142,726	44,448	187,174
Total	$350,908	$94,174	$445,082	$1,957,379	$13,403,735	$15,361,114

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Defaults upon Convertible Notes - As of December 31, 2011 the Company is in default on its convertible notes C and D since payment is past the May 30,2011 due dates.. The Company applied the default rate (18% per annum) to those notes from the default date.

Debt Exchanged for Series E Preferred Stock - On August 6, 2010, under a settlement agreement, a lender converted $3 million of its note into 300,000 Series E preferred shares, Subsequently, in 2010, the debt and its ownership of Series E Preferred Stock was transferred or sold, in a private transaction to which the Company is not a party, to another third party,who then again transferred it to another third party as of December 31, 2010(see Note 4).

Convertible Notes A (originally held by Mr. Kobi Louria which subsequently sold/assigned it to various third parties)- On November 23, 2009, as a consideration for a cash loan, the Company signed a Note Payable for $100,000 payable to an individual, due on March 31, 2010 at 12% per annum.   Said note was assigned to corporations by said individual on or about June 1, 2010. The Note includes a convertible feature into the Company Common Stock based on conversion ratio that shall be valued at 95% of the volume-weighted average price for 5 trading days immediately preceding the conversion notice. On December 23, 2009 the Company signed an additional Note Payable for $50,000 to the same party on the same terms as the prior Note – which been assigned as well to a corporation by said individual. The consideration for the Notes was cash, which the Company used for working capital. The Company determined that due to the conversion price being a fixed percentage of a future trading price, the debt is convertible at a fixed monetary amount and therefore meets the criteria of stock settled debt under ASC 480 "Distinguishing Liabilities from Equity.  Accordingly, the Company recorded a $7,895 premium to the promissory notes liability to accrete them to the fixed monetary value of $157,895 with a charge to interest expense in the year the note originated.On April 15, 2010 the Company agreed with the note holder that as the Company did not have the cash resources to pay off the Notes due to current capital constraints, it would convey to them the Company’s interests in Micrologic (which had been designated for sale since 2008) as partial payments on the Notes. The parties agreed that the Micrologic conveyed interests will be valued at $20,000. As since March 31, 2010 the Company is in default on said notes, the Company accrued the default rate of 18% per annum on the relevant balances, but part of the note was offset by the agreed-upon value of the Micrologic conveyance.The promissory notesand related accrued interest were converted into 10,020,000 common shares on June 15, 2011 at a negotiated rate different and lower than the contractual rate.  The excess shares received totaling 9,622,649were valued at $4,715,098 based on the $0.49 quoted trading price of the common stock on the conversion date.This amount was recognized as a loss on conversion.

Convertible Notes B(originally held by Mr. Tiran Avgi which subsequently sold/assigned it to various third parties) – On November 23, 2009 the Company ratified and issued a Note Payable for $365,000 to an individual who was a 50% member with Vortex One which invested in cash $525,000 on June 30, 2008. The Company entered numerous settlement agreements with the individual in connection with Vortex Ocean; including providing collateral in form of pledge the DCG wells to the individual. On February 2009, Vortex Ocean sold its interest to third parties, where per said sale the original balance of the loan was reduced to $365,000 which remains due with maturity date of March 31, 2010. The individual waived all his membership rights, and remains a secure lender under said note dated November 23, 2009 for his original investment that was consummated in cash on June 30, 2008.  Said note was assigned to third parties by the individual on or about September, 2010. Said Note in the amount of $365,000 was originally convertible to 10,000,000 common shares of the Company, which per the adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 10,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 10,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 10,000,000 shares is required), such Conversion Shares shall be promptly returnedto the Borrower.  The Company determined that due to the conversion price being a fixed percentage of a future trading price, the debt is convertible at a fixed monetary amount and therefore meets the criteria of stock settled debt under ASC 480 "Distinguishing Liabilities from Equity.  Accordingly, the Company recorded a $12,968,333 premium to the promissory note liability to accrete it to the fixed monetary value of $13,333,333 with a charge to interest expense in the year the note originated.As since March 31, 2010 the Company is in default on said notes, the Company accrued the default rate of 18% per annum on the relevant balances.  The promissory note was converted into 24,191,781 common shares on May 25, 2011 at a negotiated rate different and higherthan the contractual rate.The shortage shares totaling 286,702 were valued at $171,993 based on the $0.60 quoted trading price of the common stock on the conversion date. This amount was recognized as a gain on conversion.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The net principal amounts owed under said Note per the operating agreement instructions, and settlement agreements, prior to conversion in 2011is summarized as following:

Original Cash Investment	$525,000
Proceeds from sale:
Gross amount	(225,000)
Fee paid by Holder	25,000
Company Interest 20% Per operating Agreement	40,000
Note payable	$365,000

Convertible Note C (Mr. Schaffer, a former Director) – On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $133,344 payable to holder (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. Originally, said Note in the amount of $133,344 is convertible to 150,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 150,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 150,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 150,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.The Company determined that due to the conversion price being a fixed percentage of a future trading price, the debt is convertible at a fixed monetary amount and therefore meets the criteria of stock settled debt under ASC 480 "Distinguishing Liabilities from Equity.  Accordingly, the Company recorded a $44,448 premium to the promissory note liability to accrete it to the fixed monetary value of $177,792 with a charge to interest expense in the year the note originated.

Convertible Note D (Mr. Reich, a former director) – On May 31, 2010 as consideration for accrued Directors Fees, which were not paid, the Company signed a Note Payable for $149,177 payable to holder (who resigned from the Board on June 11, 2010) due on May 30, 2011 at 12% per annum. Originally, said Note in the amount of $149,177 is convertible to 150,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note’s adjustment mechanism states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 150,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 150,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 150,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.The Company determined that due to the conversion price being a fixed percentage of a future trading price, the debt is convertible at a fixed monetary amount and therefore meets the criteria of stock settled debt under ASC 480 "Distinguishing Liabilities from Equity.  Accordingly, the Company recorded a $49,726 premium to the promissory note liability to accrete it to the fixed monetary value of $198,903 with a charge to interest expense in the year the note originated.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Convertible Notes E (originally held by Mr. Attia, a former director, which subsequently sold/assigned it to various third parties) – On May 31, 2010 as consideration for cash loans made by holder to the Company, which were used to fund our ongoing operations, the Company signed a Note Payable for $1,000,000 payable to holder (who resigned from the Board on June 12, 2010) due on May 30, 2011 at 12% per annum. Said note was assigned to third parties by holder on or about January, 2011. Originally, said Note in the amount of $1,000,000 is convertible to 1,000,000 common shares of the Company, which per an adjustment mechanism may increase the amount of shares to be issued, if converted. The Note has an adjustment mechanism which states that the number of Conversion Shares issuable to the Lender shall be adjusted such that the aggregate number of Exchange Shares issuable to the Holder is equal to (a) 1,000,000 plus the actual legal fees and costs incurred by the Lender and the Lender’s successors, designees and assigns, divided by (b) 75% of the volume-weighted average price for the 20 trading days following delivery of the Conversion Shares, calculated by dividing the aggregate value of Common Stock traded on its trading market (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the trading market for such trading day.  If this adjustment requires the issuance of additional Conversion Shares to the Lender (i.e. if a total issuance of more than 1,000,000 shares is required), such additional Conversion Shares shall be issued to the Lender or its designee within one business day.  If this adjustment requires the return of Conversion Shares to the Borrower (i.e. if an aggregate issuance of less than 1,000,000 shares is required), such Conversion Shares shall be promptly returned to the Borrower.The Company determined that due to the conversion price being a fixed percentage of a future trading price, the debt is convertible at a fixed monetary amount and therefore meets the criteria of stock settled debt under ASC 480 "Distinguishing Liabilities from Equity.  Accordingly, the Company recorded a $333,333 premium to the promissory note liability to accrete it to the fixed monetary value of $1,333,333 with a charge to interest expense in the year the note originated.The promissory notes were converted into 67,840,000 common shares in July 2011 and November 2011 at a negotiated rate different and lower than the contractual rate.  The excess shares received totaling 59,870,226 were valued at $19,998,473 based on quoted trading prices of $0.43 in July 2011 and $0.12 in November 2011. This amount was recognized as a loss on conversion.

NOTE 4 -  Stockholders’ Equity

Common Stock:

On January 20, 2010, the Company, in an effort to reduce outstanding debt of the Company, entered into an Exchange Agreement with an investor, Ms. Atias (“MA”) whereby the Company and MA exchanged $100,000 of a promissory note in the amount of $250,000 held by MA into 130,000 shares of common stock of the Company, in a transaction made pursuant to Section 3(a)(9) of the Securities Act of 1933.  The promissory note, of which MA converted a portion ,was initially issued on August 8, 2008.   The Company’s issuance of the securities described in the preceding sentence is exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.   After the date of this conversion, MA still held a note payable by the Company for $50,000.

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

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

On May 9, 2011, the Board of Directors of the Company approved the amendment of the Certificate of Designation of the Series E Preferred Stock whereby the beneficial ownership limitations contained in the Series E Preferred Stock were terminated. On May 10, 2011, the holder of the Series E submitted a conversion notice whereby it converted 50,000 shares of Series E Preferred Stock into 100,000,000 shares of common stock of the Company.

Commencing May 2011 throughNovember 2011 the company negotiated with notes holders (Notes: A, B and E) to convert their convertible note into the Company Common Stock at terms different than the contractual conversion terms.  Accordingly, the Company issued an aggregate 102,051,781 common shares in exchange for $1,843,206 of principal and accrued interest.  The shares were valued at their quoted trading prices on the respective settlement date resulting in a total value of $39,694,341.  Since shares were issued in excess of the amount that would have been received under the contractual terms of the convertible notes, the 69,206,173 excess shares were valued at $24,541,578 which was recognized as a net loss on conversion in the accompanying consolidated financial statements in 2011 (see Note 3).

Preferred Stock:

Series E –Based on  settlement agreement dated April 15, 2010 for monetary amounts of $2,000,000 that were paid in cash and accumulative agreed balance of $3,000,000, the parties agreed that the holder will convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.70 per share of Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.  As of December 31, 2011 and 2010, no dividends have been accrued since no dividends have been declared by the Board of Directors.  Cumulative dividends as of December 31, 2011 were $294,575, or $0.98 per share.

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

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Series F

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

As of December 31, 2011, the Company has 10 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

Stock Option Plans

Upon resignation of the entire Board of Directors in June 2010 all remaining outstanding stock options were forfeited.  There are no common stock options outstanding at December 31, 2011 and 2010.

Warrants

1,100,000 warrants expired during 2010.

Reverse Stock Split and Name Change

On June 30, 2010, the Board of Directors of the Company approved the change of its name to ECO-Trade Corporation and the reverse split of the common stock of the Company on a 1 for 100 basis. Effective December 8, 2010, the Company changed its name to “Eco-Trade Corp.” and affected a reverse-split of its issued and outstanding shares of common stock on a 1 for 100 basis pursuant to that certain Certificate of Amendment to the Restated Certificate of Incorporation, as amended.  Further, the Company’s symbol been changed to “BOPT”.  FINRA implemented the name change, reverse split and symbol change effective December 9, 2010. The reverse split has been given full retroactive effect in the accompanying consolidated financial statements.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 5 - Acquisition and Dispositions

Divesture of DCG and Vortex One Wells - On March 2009 the board of directors of the company decided to vacate the DCG project. Goodwill was impaired by approximately $35.0M in association with this segment. On February 28, 2009 Vortex One sold its term assignment interest in 4 wells to third party. In consideration for the sale of the Assignments, Buyer shall pay the total sum of $2,300,000 to Seller as follows: (i) A $225,000.00 payment upon execution (paid) (ii) A 12 month $600,000.00 secured promissory note bearing no interest with payments to begin on the first day of the second month after the properties contained in the Assignments begin producing. (iii) A 60 month $1,500,000.00 secured promissory note bearing no interest with payments to begin the first day of the fourteenth month after the properties contained in the Assignments begin producing. Because of the dispute on the notes, and the difficulty in collecting the money, the Company expensed the notes in the second quarter of 2010.

NOTE 6 - Commitments and Contingencies

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

Lease Agreements:

Effective May 6, 2011, the Company is operating only from its operational offices, on month to month basis, located in Washington, D.C.

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

Loss Contingencies

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

On September 15, 2011, Vintage Filings, LLC filed a suit, Vintage Filings, LLC v. Yasheng Eco-Trade Corporation, in the Superior Court of the State of California, County of Los Angeles, Beverly Hills Courthouse – West District.  The company being sued is the predecessor to Eco-Trade for $12,515 for services allegedly rendered and recorded on the Company’s books.  The Company was not properly served in this matter.  A hearing was scheduled for March 22, 2012 and the Company did not attend as the Company believes it was not properly served.  The Company has recorded the liability accordingly.

Gain Contingencies

On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against, Mr. Hecht, a foreign attorney, alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. In April 2007, the foreign attorney returned $92,694 (70,000 Euros on the date of transfer) to the Company which netted $72,694.  In June 2007, the Company filed a claim seeking a   default judgment against said foreign attorney. On October 25, 2007, the Company obtained a default judgment against the foreign attorney for the sum of $249,340.65. On February 7, 2011, the Company retained domestic Israeli counsel to try to collect the aforementioned judgment amount.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

DDG – Gas Project - Vortex One - The Company via Vortex One commenced its DCG’s drilling program, where Vortex One via its former member TA, was the first cash investor. Since said cash investment was done in July 2008, the Company defaulted on terms, period and presentations (based on third parties presentations). Based on series of defaults of third parties, Vortex One entered into a sale agreement with third parties regarding specific 4 wells assignments. Per the terms of the sale, Vortex One and the Company should be paid commencing May 1, 2009. Vortex One and the Company agreed to give the Buyer a one-time 60 days extension, and put them on notice for being in default on said notes. To date the operator of the wells paid Vortex One (on behalf of the Buyer) per the terms of the agreement 3 payments (for the months of April, May and July 2009 – Operator did not pay for the month of June 2009) amounting to $13,093.12. Vortex One position is that the Buyer as well as the operator is under breach of the Sale agreement and the Note’s terms, and notice has been issued for default. In lieu of the non-material amount, no provision was made to income of $2,617 (20% the Company share per the operating agreement) until the Company finishes its investigation of the subject.

On July 1, 2008, DCG entered into a Drilling Contract (Model Turnkey Contract) ("Drilling Contract") with a third party ("ONG"). Pursuant to the Drilling Contract, ONG has been engaged to drill four wells in Crockett County, Texas. The drilling of the first well commenced immediately at the cost of $525,000 and the drilling of the subsequent three wells scheduled for as later phase, by ONG and the prior chairman of the Company, Mr. Mustafoglu, (“MM”), as well as the wells locations. On November 6, 2008, the Company exercised an option to drill its fifth well in the Adams-Baggett field in West Texas. The Company has 120 days to drill the lease to be assigned to it as a result of the option exercise. Pipeline construction related to connecting wells 42-105-40868 and 42-105-40820 had been completed. Per the owners of the land the assignment of the lease will terminate effective March 3, 2009 in the event that the Company does not drill and complete a well that is producing or capable of producing oil and/or gas in paying quantities. The Company contests the owner termination dates. Based on MM’s negligence and executed unauthorized agreements with third parties, the Company may hold ONG and others responsible for damages to the Company with regards to surface rights, wells locations and further charges of ONG which are not acceptable to the Company. The Company did not commence legal acts yet, and evaluate its rights with its legal consultants.

In August 2010, the Company agent of service was served with a complaint by Mr. Sharp (“GS”) against the Company for breach of agreement. The complaint was filed with the Superior Court of California, in the County of Los Angeles – Case Number 10K15452.  The Company defended itself vigorously, and the Company prevailed. The Company filed motions to recover its expenses and legal fees against GS and was awarded $10,000 by the court.  As of December 31, 2011, GS has not paid the Company the amount awarded in the judgment.

Yasheng Group, Inc. (“Yasheng”) - The Company entered into series of agreements with Yasheng. Yasheng failed to comply with the Company’s due diligence procedures, and as such terminated the definitive agreement with the Company in November 2009.  Under the Exchange Agreement, the Exchange Agreement may be terminated by written consent of both parties, by either party if the other party has breached the Exchange Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government is required as well as other closing conditions to close the Exchange.    On November 3, 2009, the Company sent Yasheng and Yasheng-BVI a letter demanding various closing items.  Yasheng and Yasheng-BVI did not deliver the requested items and, on November 9, 2009, after verbally consulting management of the Company with respect to the hardship and delays expected consolidating both companies’ audits, Yasheng and Yasheng-BVI  sent a termination notice to the Company advising that the Exchange Agreement had been terminated. On April 5, 2010, the Company issued a formal request to Yasheng demanding that they surrender of the 500,000 shares that were issued to them in 2009, as well as reimburse the Company for its expenses associated with the transaction in the amount of $348,240. To date, said formal request was not answered by Yasheng, and as such, on September 30, 2010, the Company’s Board of Directors voted to cancel the 500,000 shares.  As of December 31, 2011, the 500,000 shares have not been returned to the Company therefore have not been cancelled,

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Commitments

Commitment of Issuance of Preferred Stock - Series D – Not issued yet - On December 30, 2009, the Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 2009 (the “Agreement”) with Socius Capital Group, LLC, a Delaware limited liability company d/b/a Socius Life Sciences Capital Group, LLC including its designees, successors and assigns (the “Investor”). Pursuant to the Agreement, the Company will issue to the Investor up to $5,000,000 of the Company’s newly created Series D Preferred Stock (the “Preferred Stock”). The purchase price of the Preferred Stock is $10,000 per share. The shares of Preferred Stock that are issued to the Investor will bear a cumulative dividend of 10.0% per annum, payable in shares of Preferred Stock, will be redeemable under certain circumstances and will not be convertible into shares of the Company’s common stock (the “Common Stock”). Subject to the terms and conditions of the Agreement, the Company has the right to determine (1) the number of shares of Preferred Stock that it will require the Investor to purchase from the Company, up to a maximum purchase price of $5,000,000, (2) whether it will require the Investor to purchase Preferred Stock in one or more tranches, and (3) the timing of such required purchase or purchases of Preferred Stock. The terms of the Preferred Stock are set forth in a Certificate of Designations of Preferences, Rights and Limitations of Series D Preferred Stock (the “Preferred Stock Certificate”) that the Company filed with the Delaware Secretary of State on December 18, 2009. Pursuant to the Agreement, the Company agreed to pay the Investor a commitment fee of $250,000 (the “Commitment Fee”), payable at the earlier of the six monthly anniversary of the execution of the Agreement or the first tranche.  The Company has the right to elect to pay the Commitment Fee in immediately available funds or by issuance of shares of Common Stock. Concurrently with its execution of the Agreement, the Company issued to the Investor a warrant (the “Warrant”) to purchase shares of Common Stock with an aggregate exercise price of up to $6,750,000 depending upon the amount of Preferred Stock that is purchased by the Investor. Each time that the Company requires the Investor to purchase shares of Preferred Stock, a portion of the Warrant will become exercisable by the Investor over a five-year period for a number of shares of Common Stock equal to (1) the aggregate purchase price payable by the Investor for such shares of Preferred Stock multiplied by 135%, with such amount divided by (2) the per share Warrant exercise price. The initial exercise price under the Warrant is $0.022 per share of Common Stock. Thereafter, the exercise price for each portion of the Warrant that becomes exercisable upon the Company’s election to require the Investor to purchase Preferred Stock will equal the closing price of the Common Stock on the date that the Company delivers its election notice. The Investor is entitled to pay the Warrant exercise price in immediately available funds, by delivery of cash, a secured promissory note or, if a registration statement covering the resale of the Common Stock subject to the Warrant is not in effect, on a cashless basis. Pursuant to the Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock that are issuable to the Investor under the Warrant and in satisfaction of the Commitment Fee.  As of December 31, 2011, the Company has not paid the Commitment Fee, has received no funding and therefore have not issued in equity instruments under this agreement.

On November 6, 2011, the Company and The One Media Technology Corporation (“One Media”) executed a Letter of Intent (“One Media LOI”) with the intent to enter into a Share Purchase Agreement (“One Media SPA”).  The One Media SPA would provide One Media 90% of the shares of the Company.  See Note 10.

NOTE 7 - Related Party Transactions

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). Mr. Lieberman notified the Company that he sold/transferred the F Preferred Stock to a third party.

At December 31, 2011, $53,979 included in accrued expenses – related party and $6,000 included in accounts payable – related party was due to our Chief Executive Officer for vendor payments he made on behalf of the Company.

At December 31, 2011, $25,000 was due to our attorney for legal services and included in accounts payable – related party.  Our attorney is also a director and officer of the Company.

NOTE 8 - Income Taxes

For the fiscal year 2011 and 2010, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2011 and 2010, the Company has net operating loss carry forwards of approximately $40,583,500 and $40,182,400, respectively.  The carry forwards expire through the year 2031.  The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carry forwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes the Company experienced an “ownership change” in the second half of 2006,a second time in the first half of 2008 in lieu

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

of the DCG transaction (which was approved by the Company shareholders as ownership change), and again in May through November 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carry forwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carry forwards.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	For the Years Ended
	December 31,
	2011	2010

Tax expense (benefit) at the statutory rate	$(8,480,507)	$(973,143)
State income taxes, net of federal income tax benefit	(14,559)	(103,897)
Loss on debt settlement	8,344,137	-
Change in valuation allowance	150,929	1,077,040

Total	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010

Deferred tax assets:
Net operating loss carryforward	$15,271,569	$15,120,640
Less: Deferred tax asset valuation allowance	(15,271,569)	(15,120,640)

Total net deferred taxes	$-	$-

The valuation allowance at December 31, 2011 was estimated at $15,271,569 since it is not more likely than not that it will be realized.  Additionally, the realizability of the net operating loss carryforward may be less due to the change of control in 2011.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2011, tax years 2009 and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NOTE 9 – Restatement

Subsequent to the issuance of the December 31, 2010 consolidated financial statements of the Company's management determined that (a) certain convertible notes payable were incorrectly accounted for since premiums and related interest expense were not recorded relating to stock settled debt in accordance with ASC 480,(b) certain preferred stock dividends were incorrectly accounted for since dividends amounts should not have been accrued as they were not declared by the Board of Directors, (c) certain liabilities were misclassified as notes payable but should have been classified as accrued expenses and (d) certain stock options disclosed as outstanding had been forfeited in the consolidated financial statements for the year ended December 31, 2010.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The restated consolidated balance sheet, consolidated statements of operations, and consolidated statements of cash flows as of December 31, 2010, were changed as follows:

	As Previously
	Recorded	Adjustments	Restated

Balance Sheet
Convertible notes payable	$1,957,379	$13,403,735	$15,361,114
Dividends payable	$84,575	$(84,575)	$-
Accounts payable and accrued expenses	$442,007	$264,141	$706,148
Short-term convertible note payable - related party	$264,139	$(264,139)	$-
Accumulated deficit	$(98,708,946)	$(13,319,161)	(112,028,107)

Statement of Operations
Interest expense	$316,515	$427,507	$744,022

Statement of Cash Flows
Net loss allocable to common shareholders	$(2,519,252)	$(427,507)	$(2,946,759)
Cumulative preferred stock dividends	$-	$84,575	$84,575
Stock issuances for services	$47,860	$5	$47,865
Gain on debt forgiveness	$30,650	$(61,300)	$(30,650)
Accounts payable converted to notes	$1,282,521	$(1,282,521)	$-
Interest expense for debt premium	$-	$427,507	$427,507
Revenue of discontinued operations	$-	$20,000	$20,000
Accounts payable	$(315,615)	$1,323,171	$1,007,556
Accrued expenses	$(512,234)	$752,023	$239,789
Accrued expenses - related parties	$-	$(618,477)	$(618,477)
Accrued interest included in notes balances	$291,016	$(132,900)	$158,116
Dividends payable	$84,575	$(84,575)	$-

NOTE 10 - Subsequent Events

Subsequent to year end, the Chief Executive Officer paid $17,000 to various vendors on behalf of the Company.  The $17,000 is recorded as a payable to the Chief Executive Officer.

The Company issued 100,000,000 shares of common stock in regards to the One Media LOI (see Note 6).  The shares are returnable if the One Media SPA is not completed.

Item 9. Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

On April 28, 2011, the registrant dismissedRobison, Hill & Company (“Robison”), our independent registered public accounting firm, stating that effective the date of the letter, Robison would cease rendering services as our independent registered public accounting firm.  Robison’s report on our financial statements for the fiscal year 2010 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles and during that fiscal year, there were no disagreements with Robison on any matter of accounting principles or practices, financial statements, disclosure or auditing scope of procedure.

The registrant retained the accounting firm of Eugene Egeberg (“Egeberg”) as it new independent registered public accounting firm in regards to the quarterly reviews for fiscal year 2010.  Egeberg is located in Baltimore, Maryland.

On February 2, 2012, the registrant terminated Egeberg, our independent registered public accounting firm, stating that effective the date of the letter, Egeberg would cease rendering services as our independent registered public accounting firm.  Egeberg’s report on our financial statements for the interim periods of fiscal year 2011 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles and during that fiscal year, there were no disagreements with Egeberg on any matter of accounting principles or practices, financial statements, disclosure or auditing scope of procedure.

On February 2, 2012, the registrant retained the accounting firm of Salberg & Company, P.A. (“Salberg”) as its new independent registered public accounting firm in regards to the audit of fiscal year 2011.  Salberg is located at 2295 NW Corporate Boulevard, Suite 240, Boca Raton, FL 33431.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2011, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2011:

1.	Lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
2.	Lack of segregation of duties over financial transaction processing and reporting;
3.	Ineffective controls and insufficient written policies and procedures over the period end financial disclosure and reporting processes.
4.	Lack of accounting personnel knowledgeable in GAAP and SEC rules and regulations regarding accounting

As a result of the material weakness described above, management has concluded that, as of December 31, 2011, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified.  The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
William Lieberman	35	Director, Chief Executive Officer, Principal Financial Officer and President

Biographies of Directors and Officers

William Liebermanis our sole executive officer and director, is 35 years old Mr. Lieberman is the former President of Trilliant Exploration Corp., a gold mining operation with assets in southern Ecuador and nearly 200 employees in full scale mining production with reserves of nearly 1.2 million oz. Since 2008 He worked closely and was intimately involved in all stages of financing and development of Trilliant Exploration and his efforts resulted in the closing of nearly $3MM venture capital and private equity investment. Beginning in 2005, Mr. Lieberman served as Vice President of Resource Polymers, Inc. of Toronto, Canada. Mr. Lieberman holds a Masters in Business Administration (MBA) from Hult International Business School, and a Bachelor of Arts in Political Science from the University of Western Ontario. He is fluent in Spanish and has worked in Ecuador, Costa Rica, The Bahamas, Germany, the Czech Republic, Romania and Mexico as a former international journalist.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.  Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Delaware Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

Director Compensation

During the fiscal years ended December 31, 2011 and 2010, other than issuance of 10,000 shares of Series F preferred stock to our CEO (in 2010), our directors did not receive any compensation from us for their services.

Directors’ and Officers’ Liability Insurance

The Company does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.  The Company is in the process of acquiring this insurance.  Such insurance will also insure the Company against losses which we may incur in indemnifying our officers and directors.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Committees

We expect our board of directors, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange.

As of December 31, 2011, the Company did not have a director qualified to serve as an audit committee financial expert.

Advisory Board

The Company does not have an Advisory Board.

Item 11.  Executive Compensation.

2010 - The Company entered into an Agreement with William Lieberman, director of the Company, whereby he agreed to serve as director of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 5 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights. In addition to any voting rights provided by law, holders of the F Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of F Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the F Preferred Stock may be converted on the record date for determining stockholders entitled to vote multiplied by 10.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2011 to the Company’s CEO and our most highly compensated officers other than the CEO at December 31, 2011 whose total compensation exceeded $100,000.

			Deferred				All Other
Name and			Compen-		Stock	Option	Compen-
Principal Position	Years	Salary	sation	Bonus	Awards	Awards	sation	Total

William Lieberman (1)	2011	$-	$-	$-	$-	$-	$-	$-
Director and President	2010	$-	$-	$-	$10,000	$-	$-	$10,000
	2009	$-	$-	$-	$-	$-	$-	$-

Yossi Attia (2)	2011	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer	2010	$106,600	$-	$-	$-	$-	$33,155	$139,755
	2009	$240,000	$120,000	$-	$-	$-	$-	$360,000

Robin Gorelick (3)	2011	$-	$-	$-	$-	$-	$-	$-
Director	2010	$-	$-	$-	$-	$-	$-	$-
	2009	$77,000	$-	$-	$-	$-	$-	$77,000

(1) Mr. Lieberman was appointed as President and sole Director in June 2010. The $10,000 Series F preferred shares were issued as director compensation.

(2) Mr. Attia was appointed as Chief Executive Officer of the Company on August 14, 2006. He resigned on June 12, 2010. On March 22, 2005, the Company granted 10 options to Mr. Attia, which vest at the rate of 2.5 options on September 22, 2005, 2006, 2007, and 2008, respectively. The exercise price of the options is equal to the market price on the date the options were granted. The options expired unexercised within three months after his June 2010 resignation.

(3) Mr. Gorelick resigned as a director in 2009.

OUTSTANDING EQUITY AWARDS

	Option Awards					Stock Awards
Equity
Incentive
Plan
Awards:
			Equity					Market
			Incentive					or Payout
			Plan					Value of
			Awards:				Market	Unearned
	Number of	Number of	Number of			Number of	Value of	Shares,
	Securities	Securities	Securities			Shares or	Shares or	Units or
	Underlying	Underlying	Underlying			Units of	Units of	Other
	Unexercised	Unexercised	Unexercised	Option		Stock	Stock	Rights
	Options	Options	Unearned	Exercise	Option	That Have	That Have	That Have
	(#)	(#)	Options	Price	Exercise	Not Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)

Yossi Attia (1)(2)	-	-	-	$-		-	$-	$-

William Lieberman (3)	-	-	-	$-		10,000	$10,000	$-

(1) Mr. Attia was appointed as Chief Executive Officer of the Company on August 14, 2006.
(2) On March 22, 2005, th Company granted 10 options to Yossi Attia.  The stock options granted vest at the rate of 2.5 options on each September 22 of 2005, 2006, 2007, and 2008, respectively.  The exercise price of the options ($3.40) is equal to the market price on the date the options were granted.  These options expired within three months after Mr. Attia's June 2010 resignation.

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

Effective July 1, 2006, the Company entered into a five-year employment agreement with Yossi Attia as the President and provides for annual compensation in the amount of $240,000, an annual bonus not less than $120,000 per year, and an annual car allowance. On August 14, 2006, the Company amended the agreement to provide that Mr. Attia shall serve as the Chief Executive Officer of the Company for a term of two years commencing August 14, 2006 and granting annual compensation of $250,000 to be paid in the form of Company shares of common stock. The number of shares to be received by Mr. Attia is calculated based on the average closing price 10 days prior to the commencement of each employment year. Mr. Attia has waived his rights to these shares.  Mr. Attia resigned from the Company on June 11, 2010; in connection with that resignation, the Company owes Mr. Attia a note payable which was assigned/sold by Mr. Attia to third parties on or about January 2011.

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

The following table sets forth certain information relating to the ownership of our voting securities by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December31, 2011. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Title of Class	Name of Beneficial Owner (1)	Amount of Class Beneficially Owned	Percentage of Class
Common	William Lieberman (2)(3)(4)	50,000	0.5

	All executive officers and directors as a group (one person)	—	0.5

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days after December 31, 2011. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on the date of this filing, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The applicable percentage of ownership is based on 7,852,718 shares of our common stock outstanding defined as the common stock outstanding, the Series E preferred stock converted at a 1 for 20 ratio, and the Series F preferred stock converted at a 1 for 5 ratio.

(2) An officer of the Company.

(3) A director of the Company.

(4) Assumes conversion of Series F preferred stock (William Lieberman) at a 5 for 1 ratio.

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

Item 14. Principal Accountants Fees And Services

The following table presents aggregate fees for professional audit services rendered by Robison Hill and Company (prior Auditor) and/or Eugene Edgeberg (Current Auditor) for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2011 and 2010, respectively, and fees billed for other services rendered.

	Years Ended December 31,
Category	2011	2010

Audit Fees	$18,000	$34,100
Audit Fees - Interim Review	-	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$18,000	$34,100

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Amendment No. 1 to that certain Share Exchange Agreement by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated April 29 2008 (15)

2.2	Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated May 1, 2008 (16)

2.3	Amendment No. 1 to the Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated June 11, 2008 (19)

3.1	Certificate of Incorporation filed November 9, 1992 (1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997 (2)

3.3	Bylaws(1)

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock (19)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (26)

3.6	Restated Certificate of Incorporation (33)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, dated July 29, 2008 (22)

3.8	Certificate of Ownership of Emvelco Corp. and Vortex Resources Corp.(23)

3.9	Certificate of Amendment to the Certificate of Incorporation, dated February 24, 2009 (28)

3.10	Form of Common Stock Certificate (1)

4.1	Convertible Note issued to Trafalgar Capital Specialized Investment Fund, Luxembourg, dated September 2008 (24)

4.2	Form of Convertible Note dated May 1, 2008 issued to the members of Davy Crockett Gas Company, LLC (16)

4.3	All Inclusive Promissory Note, dated November 27, 2007, issued by 13059 Dickens LLC in the name of Kobi Louria (14)

4.4	Form of Warrant to Purchase 200,000 Shares of Common Stock issued in the name of Vortex One, LLC (20)

10.1	Securities Purchase Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.2	Security Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.3	Pledge Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.4	Investment Agreement, dated as of June 19, 2006, by and between EWEB RE Corp. and AO Bonanza Las Vegas, Inc. (4)

10.5	Form of Subscription Agreement, dated January 23, 2009 related to the sale of shares of the Company’s Common Stock (30)

21.1	List of Subsidiaries

31	Certification of the Chief Executive Officer and Principal Financial Officer of Eco-Trade Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(32) Incorporated by reference to the exhibit filed with the Registrant’s Schedule 14A Proxy Statement on May 7, 2003

(33) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on March 9, 2004

(34) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on December 21, 2005

(35) Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ William Lieberman	April 13, 2012
William Lieberman, Principal Executive Officer and Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William Lieberman	April 13, 2012
William Lieberman, Director	Date