Form 10-Q
period 2012-03-31
Eco-Trade Corp.
filed 2012-04-30
CIK 905428

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	103,853,499
(Class)	(Outstanding at April 24, 2012)

ECO-TRADE CORP. (F/K/A YASHENG ECO-TRADE CORP.)

i

PART I                      FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ECO-TRADE CORP. and SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets
Cash	$-	$-

Total current assets	-	-

Other assets	-	-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Convertible notes payable, net of premiums of $94,174 and $94,174 at March 31, 2012 and December 31, 2011, respectively	$457,794	$445,082
Accounts payable	205,151	233,121
Accrued expenses	563,180	550,180
Accounts payable to related parties	25,000	31,000
Accrued expenses to related parties	82,979	53,979

Total current liabilities	1,334,104	1,313,362

Total liabilities	1,334,104	1,313,362

Commitments and contingencies (Note 4)

Shareholders' equity (deficiency)
Preferred stock, Series E convertible, $0.001 par value, 300,000 shares authorized, issued, and outstanding (Liquidation value $3,750,000)	300	300
Preferred stock, Series F convertible, $0.001 par value, 10,000 shares authorized, issued, and outstanding	10	10
Common stock, $0.001 par value, 400,000,000 shares authorized, 103,854,499 shares issued and 103,853,499 outstanding, at both March 31, 2012 and December 31, 2011	103,855	103,855
Additional paid-in capital	135,578,056	135,578,056
Accumulated deficit	(136,991,516)	(136,970,774)
Treasury stock, 10 shares of common stock at cost	(24,809)	(24,809)

Total shareholders' equity (deficiency)	(1,334,104)	(1,313,362)

Total liabilities and shareholders' equity (deficiency)	$-	$-

See accompanying notes to unaudited consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31
	2012	2011

Sales	$-	$-
Cost of sales	-	-

Gross loss	-	-

Selling, general and administrative expenses	26,195	49,277

Loss from operations	(26,195)	(49,277)

Other income (expense)
Interest expense	(12,713)	(67,644)
Gain on settlement of debt	18,166	-
Other	-	1,600
Total other income (expense), net	5,453	(66,044)

Net loss	(20,742)	(115,321)

Cumulative preferred stock dividends	(52,500)	(51,781)

Net loss allocable to common shareholders	$(73,242)	$(167,102)

Basic and diluted net loss per share allocable to common shareholders	$-	$(0.09)
Weighted average shares outstanding - basic and diluted	103,853,499	1,797,612

See accompanying notes to unaudited consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Cash flows used in operating activities:
Net loss allocable to common shareholders	$(73,242)	$(167,102)
Adjustments to reconcile net loss to net cash used in operations:
Cumulative preferred stock dividends	52,500	51,781
Gain on settlement of liability	(18,166)	-
Changes in operating assets and liabilities:
Accounts payable	(15,805)	1,777
Accrued expenses	13,000	45,900
Accrued expenses - related parties	29,000	-
Accrued interest included in notes balances	12,713	67,644
Net cash used in continuing operations	-	-
Net cash provided by discontinued operations	-	-
Net cash used by operating activitities	-	-

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Accrued interest expense	$-	$67,644

See accompanying notes to unaudited consolidated financial statements.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Unaudited Consolidated Financial Statements
March 31, 2012
(unaudited)

NOTE 1 - Nature of Operations, Basis of Presentation, Summary of Significant Accounting Policies and Going Concern

Nature of operations – The Company is exploring new opportunities as of March 31, 2012 (see Note 6).

Basis of Presentation – The Company prepared the accompanying consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted as allowed by such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2011 included in the Annual Report on Form 10-K.  The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

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

For the periods presented in the accompanying consolidated financial statements, the balance sheets and results of operations of Davy Crockett Gas Company, LLC (“DCG”), and Vortex Ocean One, LLC (“Vortex One”) are consolidated into these financial statements (these corporations have no activities).

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
•
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Unaudited Consolidated Financial Statements
March 31, 2012
(unaudited)

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

Earnings (loss) per share - Basic earnings (loss) per share are computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the effect of dilutive potential common shares issuable upon exercise of stock options and warrants and convertible preferred stock. There were convertible notes convertible into approximately 2,017,000 shares of common stock and convertible preferred shares convertible into 6,050,000 common shares at March 31, 2012 that were not included in diluted loss per share in 2012 since the effect would have been anti-dilutive.  These shares, which may vary significantly in quantity based on the conversion formula, may dilute future earnings per share.

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

Stock-based compensation - The Company follows ASC Topic 718, “Share-Based Payment”. Under ASC Topic 718, the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. Additionally, if an award of an equity instrument involves a performance condition, the related compensation cost is recognized only if it is probable that the performance condition will be achieved.

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

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Unaudited Consolidated Financial Statements
March 31, 2012
(unaudited)

Effect of Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained a net loss allocable to common shareholders of $73,742 for the period ended March 31, 2012 and $25,152,667 for the year ended December 31, 2011.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,334,104, $1,334,104 and $136,991,516, respectively, at March 31, 2012.  In addition, the Company has no revenues and is in default on two promissory notes. These factors raise substantial doubt about the ability of the Company's to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Convertible Notes Payable

The convertible notes payable as of March 31, 2012 and December 31, 2011 were as follows:

Convertible Notes Payable
	March 31, 2012			December 31, 2011
			Principal			Principal
			and			and
	Principal		Accrued	Principal		Accrued
	and		Interest	and		Interest
	Accrued		net of	Accrued		net of
	Interest	Premium	Premium	Interest	Premium	Premium
Convertible Note D	$191,999	$49,726	$241,725	$185,287	$49,726	$235,013
Convertible Note C	171,621	44,448	216,069	165,621	44,448	210,069
Total	$363,620	$94,174	$457,794	$350,908	$94,174	$445,082

Defaults upon Convertible Notes - As of March 31, 2012 the Company is in default on its convertible notes C and D since payment is past the May 30, 2011 due dates. The Company applied the default rate (18% per annum) to those notes from the default date.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Unaudited Consolidated Financial Statements
March 31, 2012
(unaudited)

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

NOTE 3 -  Stockholders’ Equity

Preferred Stock:

Series E – Based on settlement agreement dated April 15, 2010 for monetary amounts of $2,000,000 that were paid in cash and accumulative agreed balance of $3,000,000, the parties agreed that the holder would convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.70 per share of Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.  As of March 31, 2012 and December 31, 2011 and 2010, no dividends have been accrued since the Board of Directors has declared no dividends.  Cumulative dividends as of March 31, 2012 were $347,075, or $1.16 per share.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Unaudited Consolidated Financial Statements
March 31, 2012
(unaudited)

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

As of March 31, 2012 and December 31, 2011, the Company has 10 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

Stock Option Plans

There are no common stock options outstanding at March 31, 2012 and December 31, 2011.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Unaudited Consolidated Financial Statements
March 31, 2012
(unaudited)

NOTE 4 - Commitments and Contingencies

Employment Agreement:

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as a Director of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”).

Lease Agreements:

Effective May 6, 2011, the Company is operating only from its operational offices, on month-to-month basis, located in Washington, D.C.

Legal Proceedings:

From time to time, we may be party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings other than those detailed below that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Loss Contingencies

Transfer Agent – On or about May 2011 the Company notified American Stock Transfer & Trust Company, LLS (“AST”) of the Company’s intent to terminate their services as the Company Transfer Agent and subsequently appointing Fidelity Transfer Services Inc, (“Fidelity”) as the company’s new Transfer Agent. AST charged the Company with unacceptable amounts and only upon receipt of full payment will terminate servicers and forward all records pursuant to the Company’s instructions. As the Company contest said charges, AST did not forward to Fidelity all records.

On September 15, 2011, Vintage Filings, LLC filed a suit, Vintage Filings, LLC v. Yasheng Eco-Trade Corporation, in the Superior Court of the State of California, County of Los Angeles, Beverly Hills Courthouse – West District.  The company being sued is the predecessor to Eco-Trade for $12,515 for services allegedly rendered and recorded on the Company’s books.  The Company was not properly served in this matter.  A hearing was scheduled for March 22, 2012 and the Company did not attend, as the Company believes it was not properly served.  The Company has recorded the liability accordingly.

Gain Contingencies

On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against, Mr. Hecht, a foreign attorney, alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. In April 2007, the foreign attorney returned $92,694 (70,000 Euros on the date of transfer) to the Company, which netted $72,694.  In June 2007, the Company filed a claim seeking a   default judgment against said foreign attorney. On October 25, 2007, the Company obtained a default judgment against the foreign attorney for the sum of $249,340.65. On February 7, 2011, the Company retained domestic Israeli counsel to try to collect the aforementioned judgment amount.

In August 2010, the Company’s Registered Agent was served with a complaint by a Mr. Sharp (“GS”) against the Company for an alleged breach of contract. The complaint was filed with the Los Angeles County Superior Court..  The company undertook an assertive defense and in the end was awarded $10,000.00 damages payable by Mr. Sharp.  As of March 31, 2012, Sharp is in default and the Company is weighing its options to pursue Sharp.

ECO-TRADE CORP.
(f/k/a Yasheng Eco-Trade Corp.)
Notes to Unaudited Consolidated Financial Statements
March 31, 2012
(unaudited)

Yasheng Group, Inc. (“Yasheng”) - The Company entered into series of agreements with Yasheng. Yasheng failed to comply with the Company’s due diligence procedures, and as such terminated the definitive agreement with the Company in November 2009.  Pursuant to the terms of the Exchange Agreement, it may be terminated by either party if the other party was in breach of the Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI, an affiliate of Yasheng,  provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government was required along with several  other closing conditions   On November 3, 2009, the Company sent Yasheng and Yasheng-BVI a demand letter for these outstanding items.  Neither party responded with requested items, and on November 9, 2009, Yasheng and Yasheng-BVI sent a termination notice to the Company advising that the Exchange Agreement had been terminated. On April 5, 2010, the Company issued a formal request to Yasheng demanding surrender and return of 500,000 shares which  were issued to them in 2009, as well as reimbursement to the Company for expenses associated with the transaction in the amount of $348,240. To date Yasheng has returned neither the funds nor the shares.as of March 31, 2012, the 500,000 shares have not been returned to the Company for cancellation.

Commitments

On November 6, 2011, the Company and The One Media Technology Corporation (“One Media”) executed a Letter of Intent (“One Media LOI”) with the intent to enter into a Share Purchase Agreement (“One Media SPA”).  The One Media SPA would provide One Media 90% of the outstanding shares of the Company. The Company issued 100,000,000 shares of common stock as good faith consideration for the   One Media LOI. There are effective clauses to the effect that absent a definitive acquisition agreement, these shares shall revert to the Company.

NOTE 5 - Related Party Transactions

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”).

At March 31, 2012, $82,979 was included in accrued expenses to a related party due to our Chief Executive Officer for vendor payments he made on behalf of the Company. During the three months ended March 31, 2012, the Company’s Chief Executive Officer paid vendor bills on behalf of the Company totaling $29,000.

At March 31, 2012, $25,000 was due to David E. Price for legal services rendered to the Company.

NOTE 6 - Subsequent Events

As disclosed under Commitment and Contingencies, The Company filed motions to recover its expenses and legal fees against Sharp and was awarded $10,000 by the court.  As of March 31, 2012, Sharp has not paid the Company.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2012. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2011 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report, should be read together with Notes of the Company consolidated financials especially - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154,   Accounting Changes and Error Corrections , now ASC Topic 250,  when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.   The consolidated statements of operations for the period ended March 31, 2012 and 2011 are compared (subject to the above description) in the sections below:

Results of Operations

Three Months Period Ended March 31, 2012 Compared to Three Months Period Ended March 31, 2011

Revenue. For the three months ended March 31, 2012, our revenue was $0, compared to $0 for the same period in 2011.

Gross Profit. For the three months ended March 31, 2011, our gross profit was $0, compared to a gross profit of $0 for the same period in 2011.

Selling, General and Administrative Expenses. For the three months ended March 31, 2012, selling, general and administrative expenses were $26,195 compared to $49,277 for the same period in 2011, a decrease of $23,082, or 46.8%.  This decrease was primarily caused by the change in the Company in regards to its operation due to the termination of its pending deals with Yasheng Group.

Net Loss. We generated net losses of $20,742 for the three months ended March 31, 2012 compared to $115,321 for the same period in 2011, a decrease of $95,579, or 87.6%.

Liquidity and Capital Resources

General. At March 31, 2012, we had cash and cash equivalents of $0. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from investors and financing groups of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities generated a use of cash in operations of $0 for the three months ended March 31, 2012, and we used cash in operations of $0 during the same period in 2011.

Cash generated in our financing activities was $0 for the three months ended March 31, 2012, compared to cash generated of $0 during the comparable period in 2011.

As of March 31, 2012, current liabilities, $1,334,104, exceeded current assets, $0. Current assets were $0 at December 31, 2011 and $0 at March 31, 2012 whereas current liabilities increased from $1,313,362 at December 31, 2011 to $1,334,104 at March 31, 2012.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $0 and net losses of $20,742 for the three months ended March 31, 2012.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $1,334,104, $1,334,104 and $136,991,516, respectively, at March 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Plan of operation

The Company's core business is the development of a logistics center in Southern California. In addition to continuing to pursue its ongoing core business, the Company has identified a promising potential business combination to provide storage and distribution in the Gas and Oil industry, as well as logistics solution to clients.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings other than those detailed below that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Loss Contingencies

Transfer Agent – On or about May 2011 the Company notified American Stock Transfer & Trust Company, LLS (“AST”) of the Company’s intent to terminate their services as the Company Transfer Agent and subsequently appointing Fidelity Transfer Services, Inc, (“Fidelity”) as the company’s new Transfer Agent. AST charged the Company with unacceptable amounts and only upon receipt of full payment will terminate servicers and forward all records pursuant to the Company’s instructions. As the Company contest said charges, AST did not forward to Fidelity all records.

On September 15, 2011, Vintage Filings, LLC filed a suit, Vintage Filings, LLC v. Yasheng Eco-Trade Corporation, in the Superior Court of the State of California, County of Los Angeles, Beverly Hills Courthouse – West District.  The company being sued is the predecessor to Eco-Trade for $12,515 for services allegedly rendered and recorded on the Company’s books.  The Company was not properly served in this matter.  A hearing was scheduled for March 22, 2012 and the Company did not attend, as the Company believes it was not properly served.  The Company has recorded the liability accordingly.

Gain Contingencies

On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against, Mr. Hecht, a foreign attorney, alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. In April 2007, the foreign attorney returned $92,694 (70,000 Euros on the date of transfer) to the Company, which netted $72,694.  In June 2007, the Company filed a claim seeking a   default judgment against said foreign attorney. On October 25, 2007, the Company obtained a default judgment against the foreign attorney for the sum of $249,340.65. On February 7, 2011, the Company retained domestic Israeli counsel to try to collect the aforementioned judgment amount.
In August 2010, the Company’s Registered Agent was served with a complaint by a Mr. Sharp (“GS”) against the Company for an alleged breach of contract. The complaint was filed with the Los Angeles County Superior Court.  The company undertook an assertive defense and in the end was awarded $10,000.00 damages payable by Mr. Sharp.  As of March 31, 2012, Sharp is in default and the Company is weighing its options to pursue Sharp.

Yasheng Group, Inc. (“Yasheng”) - The Company entered into series of agreements with Yasheng. Yasheng failed to comply with the Company’s due diligence procedures, and as such terminated the definitive agreement with the Company in November 2009.  Pursuant to the terms of the Exchange Agreement, it may be terminated by either party if the other party was in breach of the Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI, an affiliate of Yasheng provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government was required along with several other closing conditions   On November 3, 2009, the Company sent Yasheng and Yasheng-BVI a demand letter for these outstanding items.  Neither party responded with requested items and on November 9, 2009, Yasheng and Yasheng-BVI sent a termination notice to the Company advising that the Exchange Agreement had been terminated. On April 5, 2010, the Company issued a formal request to Yasheng demanding surrender and return of 500,000 shares which were issued to them in 2009, as well as reimbursement to the Company for expenses associated with the transaction in the amount of $348,240. To date Yasheng has returned neither the funds nor the shares. As of March 31, 2012, the 500,000 shares have not been returned to the Company for cancellation.

Except as set forth above, there are no known significant legal proceedings that have been filed and are outstanding or pending against the Company.

ITEM 1A.            RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINING SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation filed November 9, 1992 (1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997 (2)

3.3	Bylaws(1)

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (4)

3.6	Restated Certificate of Incorporation (5)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, dated July 29, 2008 (6)

3.8	Certificate of Ownership of Emvelco Corp. and Vortex Resources Corp.(7)

3.9	Certificate of Amendment to the Certificate of Incorporation , dated February 24, 2009 (8)

3.10	Form of Common Stock Certificate (1)

3.11	Amendment No. 1 to the Series E Certificate (11)

3.12	Certificate of Designation – Series E Preferred Stock (9)

3.13	Certificate of Designation – Series F Preferred Stock (9)

10.1	Joint Venture Agreement by and between Yasheng Eco-Trade Corp. and CMARK International, Inc., dated June 30, 2010. (10)

10.2	Form of Agreement entered between Yasheng Eco Trade Corp. and each of the directors of the Company. (9)

10.3	Director Agreement by and between Eco-Trade Corp. and Alexander Smirnov (11)

31.1	Certification of the Chief Executive Officer and Principal Financial Officer of Eco-Trade Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer of Eco-Trade Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(8) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on February 25, 2009

(9)   Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on August 11, 2010.

(10)   Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on July 7, 2010.

(11)   Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on May 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on April 30, 2012.

ECO-TRADE CORP.

By:	/s/ William Lieberman
William Lieberman
Acting President (Principal Executive, Financial and Accounting Officer)