Form 10-Q
period 2012-06-30
Eco-Trade Corp.
filed 2012-08-15
CIK 905428

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $14,542,870, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.1401. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	103,854,489
(Class)	(Outstanding at July 27, 2012)

ECO-TRADE CORP. (F/K/A YASHENG ECO-TRADE CORP.)

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Current assets
Cash	$–	$–

Total current assets	–	–

Other assets	–	–

Total assets	$–	$–
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Convertible notes payable, net of premiums of $94,174 and $94,174 at June 30, 2012 and December 31, 2011, respectively	$470,508	$445,082
Accounts payable	212,478	233,121
Accrued expenses	550,180	550,180
Accounts payable to related parties	25,000	31,000
Accrued expenses to related parties	109,427	53,979

Total current liabilities	1,367,593	1,313,362

Total liabilities	1,367,593	1,313,362

Commitments and contingencies (Note 4)

Shareholders' equity (deficiency)
Preferred stock, Series E convertible, $0.001 par value, 300,000 shares authorized, issued, and outstanding (Liquidation value $3,750,000)	300	300
Preferred stock, Series F convertible, $0.001 par value, 10,000 shares authorized, issued, and outstanding	10	10
Common stock, $0.001 par value, 400,000,000 shares authorized, 103,854,499 shares issued and 103,854,489 outstanding, at both June 30, 2012 and December 31, 2011	103,855	103,855
Additional paid-in capital	135,578,056	135,578,056
Accumulated deficit	(137,025,005)	(136,970,774)
Treasury stock, 10 shares of common stock at cost	(24,809)	(24,809)

Total shareholders' equity (deficiency)	(1,367,593)	(1,313,362)

Total liabilities and shareholders' equity (deficiency)	$–	$–

See accompanying notes to unaudited consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales	$–	$–	$–	$–
Cost of sales	–	–	–	–

Gross loss	–	–	–	–

Selling, general and administrative expenses	20,776	133,160	46,971	182,437

Loss from operations	(20,776)	(133,160)	(46,971)	(182,437)

Other income (expense)
Interest expense	(12,713)	(43,063)	(25,426)	(110,707)
Gain on settlement of debt	–	–	18,166	–
Total other income (expense), net	(12,713)	(43,063)	(7,260)	(110,707)

Net loss	(33,489)	(176,223)	(54,231)	(293,144)

Cumulative preferred stock dividends	(52,500)	(52,356)	(105,000)	(104,137)

Net loss allocable to common shareholders	$(85,989)	$(228,579)	$(159,231)	$(397,281)

Basic and diluted net loss per share allocable to common shareholders	$(0.00)	$(0.13)	$(0.00)	$(0.22)

Weighted average shares outstanding - basic and diluted	103,854,499	1,802,718	103,854,499	1,802,718

See accompanying notes to unaudited consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows used in operating activities:
Net loss allocable to common shareholders	$(159,231)	$(397,281)
Adjustments to reconcile net loss to net cash used in operations:
Cumulative preferred stock dividends	105,000	104,137
Gain on settlement of liability	(18,166)	–
Changes in operating assets and liabilities:
Accounts payable	(2,477)	(160,471)
Accounts payable - related parties	(6,000)	–
Accrued expenses	–	275,430
Accrued expenses - related parties	55,448	–
Accrued interest included in notes balances	25,426	–
Net cash used in continuing operations	–	(178,185)
Net cash provided by discontinued operations	–	–
Net cash used by operating activitities	–	(178,185)

Cash flows from financing activities:
Proceeds from related party loans	–	178,185
Net cash provided by financing activities	–	178,185

Net increase (decrease) in cash	–	–

Cash at beginning of period	–	–

Cash at end of period	$–	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Dividend payable on Series E preferred stock	$–	$104,137

Accrued interest expense	$–	$162,315

 See accompanying notes to unaudited consolidated financial statements

  ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

NOTE 1 – Nature of Operations, Basis of Presentation, Summary of Significant Accounting Policies and Going Concern

Nature of operations – The Company is exploring new opportunities as of June 30, 2012.

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

For the periods presented in the unaudited accompanying consolidated financial statements, the balance sheets and results of operations of Davy Crockett Gas Company, LLC (“DCG”), and Vortex Ocean One, LLC (“Vortex One”) are consolidated into these financial statements (these corporations have no activities).

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include valuation of stock issued in note settlements and the valuation allowance on deferred tax assets.

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

Foreign currency translation - The Company considers the United States Dollar (“US Dollar” or “$”) to be the functional currency of the Company and its subsidiaries, The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the unaudited consolidated financial statements have been presented or translated into US Dollars. In prior years for non-US subsidiaries that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at period-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the period. Translation adjustments were recorded in “Accumulated other comprehensive income” within stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

Comprehensive income (loss) - Comprehensive income includes all changes in equity except those resulting from investments by and distributions to shareholders.

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

Cash and cash equivalents - Cash and cash equivalents include cash at bank and money market funds with maturities of three months or less at the date of acquisition by the Company.

Earnings (loss) per share - Basic earnings (loss) per share are computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the effect of dilutive potential common shares issuable upon exercise of stock options and warrants and convertible preferred stock. There were convertible notes convertible into approximately 2,017,000 shares of common stock and convertible preferred shares convertible into 6,050,000 common shares at June 30, 2012 that were not included in diluted loss per share in 2012 since the effect would have been anti-dilutive.  These shares, which may vary significantly in quantity based on the conversion formula, may dilute future earnings per share.

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

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained a net loss allocable to common shareholders of $159,231 for the six months ended June 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,367,593, $1,367,593 and $137,025,005, respectively, at June 30, 2012.  In addition, the Company has no revenues and is in default on two promissory notes. These factors raise substantial doubt about the ability of the Company's to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – Convertible Notes Payable

The convertible notes payable as of June 30, 2012 and December 31, 2011 were as follows:

Convertible Notes Payable

	June 30, 2012			December 31, 2011
			Principal			Principal
			and			and
	Principal		Accrued	Principal		Accrued
	and		Interest	and		Interest
	Accrued		net of	Accrued		net of
	Interest	Premium	Premium	Interest	Premium	Premium
Convertible Note D	$198,713	$49,726	$248,439	$185,287	$49,726	$235,013
Convertible Note C	177,621	44,448	222,069	165,621	44,448	210,069
Total	$376,334	$94,174	$470,508	$350,908	$94,174	$445,082

Defaults upon Convertible Notes - As of June 30, 2012 the Company is in default on its convertible notes C and D since payment is past the May 30, 2011 due dates. The Company applied the default rate (18% per annum) to those notes from the default date.

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

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

NOTE 3 – Stockholders’ Equity

Preferred Stock:

Series E – Based on settlement agreement dated April 15, 2010 for monetary amounts of $2,000,000 that were paid in cash and accumulative agreed balance of $3,000,000, the parties agreed that the holder would convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.70 per share of Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.  As of June 30, 2012 and December 31, 2011 and 2010, no dividends have been accrued since the Board of Directors has declared no dividends.  Cumulative dividends as of June 30, 2012 were $399,575, or $1.33 per share.

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

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

Common Stock

On November 6, 2011, the Company and The One Media Technology Corporation (“One Media”) executed a Letter of Intent (“One Media LOI”) with the intent to enter a Share Purchase Agreement (“One Media SPA”). The One Media SPA would provide One Media 90% of the shares of the Company.

In January 2012, the Company issued 100,000,000 shares of common stock in regards to the One Media LOI. The shares are returnable if the One Media SPA is not completed.

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

As of June 30, 2012 and December 31, 2011, the Company has 10 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

Stock Option Plans

There are no common stock options outstanding at June 30, 2012 and December 31, 2011.

NOTE 4 – Commitments and Contingencies

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

Loss Contingencies

Transfer Agent – On or about May 2011 the Company notified American Stock Transfer & Trust Company, LLS (“AST”) of the Company’s intent to terminate their services as the Company Transfer Agent and subsequently appointing Fidelity Transfer Services Inc., (“Fidelity”) as the company’s new Transfer Agent. AST charged the Company with unacceptable amounts and only upon receipt of full payment will terminate servicers and forward all records pursuant to the Company’s instructions. As the Company contest said charges, AST did not forward to Fidelity all records.

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

In August 2010, the Company’s Registered Agent was served with a complaint by a Mr. Sharp (“GS”) against the Company for an alleged breach of contract. The complaint was filed with the Los Angeles County Superior Court.  The company undertook an assertive defense and in the end was awarded $10,000.00 damages payable by Mr. Sharp.  As of June 30, 2012, Sharp is in default and the Company is weighing its options to pursue Sharp. In May 2012, the rights and interests to the award were assigned to another party in exchange for a promise to pay $5,000 to the Company. A gain of $5,000 will be recorded upon receipt.

Yasheng Group, Inc. (“Yasheng”) - The Company entered into series of agreements with Yasheng. Yasheng failed to comply with the Company’s due diligence procedures, and as such terminated the definitive agreement with the Company in November 2009.  Pursuant to the terms of the Exchange Agreement, it may be terminated by either party if the other party was in breach of the Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI, an affiliate of Yasheng, provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government was required along with several other closing conditions   On November 3, 2009, the Company sent Yasheng and Yasheng-BVI a demand letter for these outstanding items.  Neither party responded with requested items, and on November 9, 2009, Yasheng and Yasheng-BVI sent a termination notice to the Company advising that the Exchange Agreement had been terminated. On April 5, 2010, the Company issued a formal request to Yasheng demanding surrender and return of 500,000 shares which were issued to them in 2009, as well as reimbursement to the Company for expenses associated with the transaction in the amount of $348,240. To date Yasheng has returned neither the funds nor the shares as of June 30, 2012, the 500,000 shares have not been returned to the Company for cancellation.

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

NOTE 5 – Related Party Transactions

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”).

At June 30, 2012, $109,427 was included in accrued expenses to a related party due to our Chief Executive Officer for vendor payments he made on behalf of the Company. During the six months ended June 30, 2012, the Company’s Chief Executive Officer paid vendor bills on behalf of the Company totaling $55,448.

At June 30, 2012, $25,000 was due to David E. Price for legal services rendered to the Company.

NOTE 6 – Subsequent Events

On July 20, 2012, the Company executed a Loan Agreement with Devkom International, LLC De Investment Series VII, for a loan of $4,000. The loan is payable in 90 days and bears interest at the rate of six percent per annum.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2012. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2011 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report, should be read together with Notes of the Company consolidated financials especially - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154,   Accounting Changes and Error Corrections , now ASC Topic 250,  when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.   The consolidated statements of operations for the period ended June 30, 2012 and 2011 are compared (subject to the above description) in the sections below:

Results of Operations

Three Months Period Ended June 30, 2012 Compared to Three Months Period Ended June 30, 2011

Revenue. For the three months ended June 30, 2012, our revenue was $0, compared to $0 for the same period in 2011.

Gross Profit. For the three months ended June 30, 2011, our gross profit was $0, compared to a gross profit of $0 for the same period in 2011.

Selling, General and Administrative Expenses. For the three months ended June 30, 2012, selling, general and administrative expenses were $20,776 compared to $133,160 for the same period in 2011, a decrease of $112,384, or 84%.  This decrease was primarily caused by the change in the Company in regards to its operation due to the termination of its pending deals with Yasheng Group.

Net Loss. We generated net losses of $33,489 for the three months ended June 30, 2012 compared to $176,223 for the same period in 2011, a decrease of $142,734, or 81%.

Six Months Period Ended June 30, 2012 Compared to Six Months Period Ended June 30, 2011

Revenue. For the six months ended June 30, 2012, our revenue was $0, compared to $0 for the same period in 2011.

Gross Profit. For the six months ended June 30, 2011, our gross profit was $0, compared to a gross profit of $0 for the same period in 2011.

Selling, General and Administrative Expenses. For the six months ended June 30, 2012, selling, general and administrative expenses were $46,971 compared to $182,437 for the same period in 2011, a decrease of $135,466, or 74%.  This decrease was primarily caused by the change in the Company in regards to its operation due to the termination of its pending deals with Yasheng Group.

Net Loss. We generated net losses of $54,231 for the six months ended June 30, 2012 compared to $293,144 for the same period in 2011, a decrease of $238,913, or 82%.

Liquidity and Capital Resources

General. At June 30, 2012, we had cash and cash equivalents of $0. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from investors and financing groups of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities generated a use of cash in operations of $0 for the six months ended June 30, 2012, and we used cash in operations of $0 during the same period in 2011.

Cash generated in our financing activities was $0 for the six months ended June 30, 2012, compared to cash generated of $0 during the comparable period in 2011.

As of June 30, 2012, current liabilities, $1,367,593, exceeded current assets, $0. Current assets were $0 at December 31, 2011 and $0 at June 30, 2012 whereas current liabilities increased from $1,313,362 at December 31, 2011 to $1,367,593 at June 30, 2012.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $0 and net losses of $54,231 for the six months ended June 30, 2012.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $1,367,593, $1,367,593 and $137,025,005, respectively, at June 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

In August 2010, the Company’s Registered Agent was served with a complaint by a Mr. Sharp (“GS”) against the Company for an alleged breach of contract. The complaint was filed with the Los Angeles County Superior Court.  The company undertook an assertive defense and in the end was awarded $10,000.00 damages payable by Mr. Sharp.  As of June 30, 2012, Sharp is in default and the Company is weighing its options to pursue Sharp.

Yasheng Group, Inc. (“Yasheng”) - The Company entered into series of agreements with Yasheng. Yasheng failed to comply with the Company’s due diligence procedures, and as such terminated the definitive agreement with the Company in November 2009.  Pursuant to the terms of the Exchange Agreement, it may be terminated by either party if the other party was in breach of the Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI, an affiliate of Yasheng provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government was required along with several other closing conditions   On November 3, 2009, the Company sent Yasheng and Yasheng-BVI a demand letter for these outstanding items.  Neither party responded with requested items and on November 9, 2009, Yasheng and Yasheng-BVI sent a termination notice to the Company advising that the Exchange Agreement had been terminated. On April 5, 2010, the Company issued a formal request to Yasheng demanding surrender and return of 500,000 shares which were issued to them in 2009, as well as reimbursement to the Company for expenses associated with the transaction in the amount of $348,240. To date Yasheng has returned neither the funds nor the shares. As of June 30, 2012, the 500,000 shares have not been returned to the Company for cancellation.

Except as set forth above, there are no known significant legal proceedings that have been filed and are outstanding or pending against the Company.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation filed November 9, 1992 (1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997 (2)

3.3	Bylaws(1)

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (4)

3.6	Restated Certificate of Incorporation (5)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, dated July 29, 2008 (6)

3.8	Certificate of Ownership of Emvelco Corp. and Vortex Resources Corp.(7)

3.9	Certificate of Amendment to the Certificate of Incorporation , dated February 24, 2009 (8)

3.10	Form of Common Stock Certificate (1)

3.11	Amendment No. 1 to the Series E Certificate (11)

3.12	Certificate of Designation – Series E Preferred Stock (9)

3.13	Certificate of Designation – Series F Preferred Stock (9)

10.1	Joint Venture Agreement by and between Yasheng Eco-Trade Corp. and CMARK International, Inc., dated June 30, 2010. (10)

10.2	Form of Agreement entered between Yasheng Eco Trade Corp. and each of the directors of the Company. (9)

10.3	Director Agreement by and between Eco-Trade Corp. and Alexander Smirnov (11)

31.1	Certification of the Chief Executive Officer and Principal Financial Officer of Eco-Trade Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer of Eco-Trade Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 dated May 12, 1993 (Registration No. 33-62672-NY, as amended)
(2)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-QSB for quarter ended June 30, 1998.
(3)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on June 17, 2008
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on December 5, 2008
(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on March 9, 2004
(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on August 1, 2008
(7)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on September 4, 2008
(8)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on February 25, 2009
(9)	Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on August 11, 2010.
(10)	Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on July 7, 2010.
(11)	Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on May 5, 2011.

*	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on August 14, 2012.

ECO-TRADE CORP.

By:	/s/William Lieberman
William Lieberman
Acting President (Principal Executive, Financial and Accounting Officer)

