Form 10-Q
period 2012-09-30
Eco-Trade Corp.
filed 2012-11-13
CIK 905428

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	103,854,489
(Class)	(Outstanding at November 1, 2012)

ECO-TRADE CORP. (F/K/A YASHENG ECO-TRADE CORP.)

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
(unaudited)
ASSETS
Current assets
Cash	$–	$–
Total current assets	–	–
Other assets	–	–
Total assets	$–	$–
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Convertible notes payable, including accrued interest, net of premiums of $94,174 and $94,174 at September 30, 2012 and December 31, 2011, respectively	$483,222	$445,082
Notes payable, including accrued interest of $46	18,238	–
Accounts payable	203,222	233,121
Accrued expenses	550,180	550,180
Accounts payable to related parties	25,000	31,000
Accrued expenses to related parties	109,762	53,979
Total current liabilities	1,389,624	1,313,362
Total liabilities	1,389,624	1,313,362
Commitments and contingencies (Note 4)
Shareholders' equity (deficiency)
Preferred stock, Series E convertible, $0.001 par value, 300,000 shares authorized, issued, and outstanding (Liquidation value $3,750,000)	300	300
Preferred stock, Series F convertible, $0.001 par value, 10,000 shares authorized, issued, and outstanding	10	10
Common stock, $0.001 par value, 400,000,000 shares authorized, 103,854,499 shares issued and 103,854,489 outstanding, at both June 30, 2012 and December 31, 2011	103,855	103,855
Additional paid-in capital	135,578,056	135,578,056
Accumulated deficit	(137,047,036)	(136,970,774)
Treasury stock, 10 shares of common stock at cost	(24,809)	(24,809)
Total shareholders' equity (deficiency)	(1,389,624)	(1,313,362)
Total liabilities and shareholders' equity (deficiency)	$–	$–

See accompanying notes to unaudited consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales	$–	$–	$–	$–
Cost of sales	–	–	–	–
Gross loss	–	–	–	–
Selling, general and administrative expenses	8,905	17,208	55,876	199,645
Loss from operations	(8,905)	(17,208)	(55,876)	(199,645)
Other income (expense)
Interest expense	(13,126)	(149,534)	(38,552)	(260,241)
Gain on settlement of debt	–	49,170	18,166	49,170
Total other income (expense), net	(13,126)	(100,364)	(20,386)	(211,071)
Net loss	(22,031)	(117,572)	(76,262)	(410,716)
Cumulative preferred stock dividends	(52,500)	–	(157,500)	(104,137)
Net loss allocable to common shareholders	$(74,531)	$(117,572)	$(233,762)	$(514,853)
Basic and diluted net loss per share allocable to common shareholders	$(0.00)	$(0.07)	$(0.00)	$(0.29)
Weighted average shares outstanding - basic and diluted	103,854,489	1,802,718	103,854,489	1,802,718

See accompanying notes to unaudited consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows used in operating activities:
Net loss allocable to common shareholders	$(233,762)	$(514,853)
Adjustments to reconcile net loss to net cash used in operations:
Cumulative preferred stock dividends	157,500	157,500
Gain on settlement of liability	(18,166)	–
Changes in operating assets and liabilities:
Accounts payable	(11,687)	104,394
Accounts payable - related parties	(6,000)	–
Accrued expenses - related parties	55,783	–
Accrued interest included in notes balances	38,140	–
Net cash used in continuing operations	(18,192)	(252,959)
Net cash provided by discontinued operations	–	–
Net cash used by operating activities	(18,192)	(252,959)
Cash flows from financing activities:
Proceeds from loans and notes payable	18,192	258,486
Repayment of related party note payable	–	(5,527)
Net cash provided by financing activities	18,192	252,959
Net increase (decrease) in cash	–	–
Cash at beginning of period	–	–
Cash at end of period	$–	$–
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–
Non-cash investing and financing activities:
Dividend payable on Series E preferred stock	$–	$104,137
Accrued interest expense	$–	$258,486

See accompanying notes to unaudited consolidated financial statements.

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

NOTE 1 -Nature of Operations, Basis of Presentation, Summary of Significant Accounting Policies and Going Concern

Nature of operations – The Company is exploring new opportunities as of September 30, 2012.

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

September 30, 2012

Cash and cash equivalents - Cash and cash equivalents include cash at bank and money market funds with maturities of three months or less at the date of acquisition by the Company.

Earnings (loss) per share - Basic earnings (loss) per share are computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the effect of dilutive potential common shares issuable upon exercise of stock options and warrants and convertible preferred stock. There were convertible notes convertible into approximately 2,017,000 shares of common stock and convertible preferred shares convertible into 6,050,000 common shares at September 30, 2012 that were not included in diluted loss per share in 2012 since the effect would have been anti-dilutive.  These shares, which may vary significantly in quantity based on the conversion formula, may dilute future earnings per share.

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

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained a net loss allocable to common shareholders of $233,762 for the nine months ended September 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,389,624, $1,389,624 and $137,047,036, respectively, at September 30, 2012.  In addition, the Company has no revenues and is in default on two promissory notes. These factors raise substantial doubt about the ability of the Company's to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Convertible Notes Payable

The convertible notes payable as of September 30, 2012 and December 31, 2011 were as follows:

Convertible Notes Payable

	September 30, 2012			December 31, 2011
			Principal			Principal
			and			and
	Principal		Accrued	Principal		Accrued
	and		Interest	and		Interest
	Accrued		net of	Accrued		net of
	Interest	Premium	Premium	Interest	Premium	Premium
Convertible Note D	$205,426	$49,726	$255,152	$185,287	$49,726	$235,013
Convertible Note C	183,622	44,448	228,070	165,621	44,448	210,069
Total	$389,048	$94,174	$483,222	$350,908	$94,174	$445,082

Defaults upon Convertible Notes - As of September 30, 2012 the Company is in default on its convertible notes C and D since payment is past the May 30, 2011 due dates. The Company applied the default rate (18% per annum) to those notes from the default date.

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

September 30, 2012

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

Notes Payable

On July 20, 2012, the Company executed a Loan Agreement with Devkom International, LLC De Investment Series VII, for a loan of $4,000. The loan is payable in 90 days and bears interest at the rate of six percent per annum. At September 30, 2012, accrued interest on the note amounted to $46. As of the date of this report, this note was in default.

On September 30, 2012, the Company executed a Loan Agreement with GV Global Communications, Inc. for a loan of $14,192. The loan is payable in 90 days and bears interest at the rate of six percent per annum.

NOTE 3 -  Stockholders’ Equity

Preferred Stock:

Series E – Based on settlement agreement dated April 15, 2010 for monetary amounts of $2,000,000 that were paid in cash and accumulative agreed balance of $3,000,000, the parties agreed that the holder would convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.70 per share of Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.  As of September 30, 2012 and December 31, 2011 and 2010, no dividends have been accrued since the Board of Directors has declared no dividends.  Cumulative dividends as of September 30, 2012 were $452,075, or $1.51 per share.

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

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

As of September 30, 2012 and December 31, 2011, the Company has 10 treasury shares in its possession (which been purchased in the open market per the above program) scheduled to be cancelled.

Stock Option Plans

There are no common stock options outstanding at September 30, 2012 and December 31, 2011.

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

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

Loss Contingencies

Transfer Agent – On or about May 2011 the Company notified American Stock Transfer & Trust Company, LLS (“AST”) of the Company’s intent to terminate their services as the Company Transfer Agent and subsequently appointing Fidelity Transfer Services Inc., (“Fidelity”) as the company’s new Transfer Agent. AST charged the Company with unacceptable amounts and only upon receipt of full payment will terminate servicers and forward all records pursuant to the Company’s instructions. As the Company contests said charges, AST did not forward to Fidelity all records.

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

Gain Contingencies

On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against, Mr. Hecht, a foreign attorney, alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. In April 2007, the foreign attorney returned $92,694 (70,000 Euros on the date of transfer) to the Company, which netted $72,694.  In June 2007, the Company filed a claim seeking a   default judgment against said foreign attorney. On October 25, 2007, the Company obtained a default judgment against the foreign attorney for the sum of $249,340.65. On February 7, 2011, the Company retained domestic Israeli counsel to try to collect the aforementioned judgment amount. All efforts by the Israeli counsel to serve Mr. Hecht were not successful and further actions would require additional investments. Therefore, the Company has decided not to pursue this case further.

In August 2010, the Company’s Registered Agent was served with a complaint by a Mr. Sharp (“GS”) against the Company for an alleged breach of contract. The complaint was filed with the Los Angeles County Superior Court.  The company undertook an assertive defense and in the end was awarded $10,000.00 damages payable by Mr. Sharp.  As of September 30, 2012, Sharp is in default and the Company is weighing its options to pursue Sharp. In May 2012, the rights and interests to the award were assigned to another party in exchange for $5,000.

Yasheng Group, Inc. (“Yasheng”) - The Company entered into series of agreements with Yasheng. Yasheng failed to comply with the Company’s due diligence procedures, and as such terminated the definitive agreement with the Company in November 2009.  Pursuant to the terms of the Exchange Agreement, it may be terminated by either party if the other party was in breach of the Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI, an affiliate of Yasheng, provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government was required along with several other closing conditions   On November 3, 2009, the Company sent Yasheng and Yasheng-BVI a demand letter for these outstanding items.  Neither party responded with requested items and on November 9, 2009, Yasheng and Yasheng-BVI sent a termination notice to the Company advising that the Exchange Agreement had been terminated. On April 5, 2010, the Company issued a formal request to Yasheng demanding surrender and return of 500,000 shares which were issued to them in 2009, as well as reimbursement to the Company for expenses associated with the transaction in the amount of $348,240. To date Yasheng has returned neither the funds nor the shares as of September 30, 2012, the 500,000 shares have not been returned to the Company for cancellation.

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

At September 30, 2012, $109,762 was included in accrued expenses to a related party due to our Chief Executive Officer for vendor payments he made on behalf of the Company. During the nine months ended September 30, 2012, the Company’s Chief Executive Officer paid vendor bills on behalf of the Company totaling $55,783.

At September 30, 2012, $25,000 was due to David E. Price for legal services rendered to the Company.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2012. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2011 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report, should be read together with Notes of the Company consolidated financials especially - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154,   Accounting Changes and Error Corrections , now ASC Topic 250,  when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.   The consolidated statements of operations for the period ended September 30, 2012 and 2011 are compared (subject to the above description) in the sections below:

Results of Operations

Three Months Period Ended September 30, 2012 Compared to Three Months Period Ended September 30, 2011

Revenue. For the three months ended September 30, 2012, our revenue was $0, compared to $0 for the same period in 2011.

Gross Profit. For the three months ended September 30, 2011, our gross profit was $0, compared to a gross profit of $0 for the same period in 2011.

Selling, General and Administrative Expenses. For the three months ended September 30, 2012, selling, general and administrative expenses were $8,905 compared to $17,208 for the same period in 2011, a decrease of $8,303, or 48%.  This decrease was primarily caused by the change in the Company in regards to its operation due to the termination of its pending deals with Yasheng Group.

Net Loss. We generated net losses of $22,031 for the three months ended September 30, 2012 compared to $117,572 for the same period in 2011, a decrease of $95,541, or 81%.

Six Months Period Ended September 30, 2012 Compared to Six Months Period Ended September 30, 2011

Revenue. For the nine months ended September 30, 2012, our revenue was $0, compared to $0 for the same period in 2011.

Gross Profit. For the nine months ended September 30, 2011, our gross profit was $0, compared to a gross profit of $0 for the same period in 2011.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2012, selling, general and administrative expenses were $55,876 compared to $199,645 for the same period in 2011, a decrease of $143,769, or 72%.  This decrease was primarily caused by the change in the Company in regards to its operation due to the termination of its pending deals with Yasheng Group.

Net Loss. We generated net losses of $76,262 for the nine months ended September 30, 2012 compared to $410,716 for the same period in 2011, a decrease of $334,454, or 81%.

Liquidity and Capital Resources

General. At September 30, 2012, we had cash and cash equivalents of $0. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from investors and financing groups of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities generated a use of cash in operations of $18,192 or the nine months ended September 30, 2012, and we used cash in operations of $252,959 during the same period in 2011.

Cash generated in our financing activities was $18,192 for the nine months ended September 30, 2012, compared to cash generated of $252,959 during the comparable period in 2011.

As of September 30, 2012, current liabilities, $1,389,624, exceeded current assets, $0. Current assets were $0 at December 31, 2011 and $0 at September 30, 2012 whereas current liabilities increased from $1,313,362 at December 31, 2011 to $1,389,624 at September 30, 2012.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $0 and net losses of $76,262 for the nine months ended September 30, 2012.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $1,389,624, $1,389,624 and $137,047,036, respectively, at September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Gain Contingencies

On February 14, 2007, the Company filed a complaint in the Superior Court of California, County of Los Angeles against, Mr. Hecht, a foreign attorney, alleging fraud and seeking the return of funds held in escrow, and sought damages in the amount of approximately 250,000 Euros (approximately $316,000 as of the date of actual transferring the funds), plus interest, costs and fees. In April 2007, the foreign attorney returned $92,694 (70,000 Euros on the date of transfer) to the Company, which netted $72,694.  In June 2007, the Company filed a claim seeking a   default judgment against said foreign attorney. On October 25, 2007, the Company obtained a default judgment against the foreign attorney for the sum of $249,340.65. On February 7, 2011, the Company retained domestic Israeli counsel to try to collect the aforementioned judgment amount.. All efforts by the Israeli counsel to serve Mr. Hecht were not successful and further actions would require additional investments. Therefore, the Company has decided not to pursue this case further.

In August 2010, the Company’s Registered Agent was served with a complaint by a Mr. Sharp (“GS”) against the Company for an alleged breach of contract. The complaint was filed with the Los Angeles County Superior Court.  The company undertook an assertive defense and in the end was awarded $10,000.00 damages payable by Mr. Sharp.  As of September 30, 2012, Sharp is in default and the Company is weighing its options to pursue Sharp. In May 2012, the rights and interests to the award were assigned to another party in exchange for $5,000.

Yasheng Group, Inc. (“Yasheng”) - The Company entered into series of agreements with Yasheng. Yasheng failed to comply with the Company’s due diligence procedures, and as such terminated the definitive agreement with the Company in November 2009.  Pursuant to the terms of the Exchange Agreement, it may be terminated by either party if the other party was in breach of the Agreement or if the closing conditions are not satisfied or by either party if the exchange is not closed by September 30, 2009 (the “Closing Date”).  As part of the closing procedure, the Company requested that Yasheng-BVI, an affiliate of Yasheng provide a current legal opinion from a reputable Chinese law firm attesting to the fact that no further regulatory approval from the Chinese government was required along with several other closing conditions   On November 3, 2009, the Company sent Yasheng and Yasheng-BVI a demand letter for these outstanding items.  Neither party responded with requested items and on November 9, 2009, Yasheng and Yasheng-BVI sent a termination notice to the Company advising that the Exchange Agreement had been terminated. On April 5, 2010, the Company issued a formal request to Yasheng demanding surrender and return of 500,000 shares which were issued to them in 2009, as well as reimbursement to the Company for expenses associated with the transaction in the amount of $348,240. To date Yasheng has returned neither the funds nor the shares. As of September 30, 2012, the 500,000 shares have not been returned to the Company for cancellation.

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

As of September 30, 2012, the Company is in default on its convertible notes C and D (see Note 2 of the Notes to the Consolidated Unaudited Financial Statements) in the amount of $389,048 (includes principal and accrued interest).

Subsequent to September 30, 2012, and as of the date of this report, the Company is in default of its loan agreement with Devkom International, LLC De Investment Series VII, for a loan of $4,000 and its accrued interest.

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

(8) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on February 25, 2009

(9)   Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on August 11, 2010.

(10)   Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on July 7, 2010.

(11)   Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on May 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on November 13, 2012.

ECO-TRADE CORP.

By:	/s/William Lieberman
William Lieberman
Acting President (Principal Executive, Financial and Accounting Officer)

