Form 10-K
period 2012-12-31
Eco-Trade Corp.
filed 2013-04-16
CIK 905428

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer     ☐    Accelerated filer     ☐    Non-accelerated filer    ☐    Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

On June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,454,728, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.1401. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

At April 16, 2013, 103,853,499 shares of common stock were issued and outstanding.

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

The Company’s holdings in its subsidiaries at December 31, 2012 were as follows:

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

The Company’s core business was the development of a logistics center in Southern California. That operation has been discontinued.

The Company’s headquarters and operational offices are located at 1915 Eye Street, N.W., Washington, D.C.  20006.

Employees

As of December 31, 2012, the Company employed two full-time employees in executive and administrative functions.  We believe that our relationship with our employees is good.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a net loss allocable to common shareholders and cash used in operations of $355,510 and $161,000, respectively, for the year ended December 31, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,444,809, $1,444,809 and $137,116,284, respectively, at December 31, 2012.  In addition, the Company has no revenues and is in default on three promissory notes.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is planning to do a business acquisition in 2013. The Company is in the process of securing working capital from investors for common stock convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

We were formed on November 9, 1992 and have reported annual net losses since inception. For our years ended December 31, 2012 and 2011, we experienced net losses allocable to common shareholders of $355,510 and $25,152,667, respectively. As of December 31, 2012, we had an accumulated deficit of $137,116,284. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of December 31, 2012, our available cash balance was $0. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to sell our products to retail establishments and/or license our products to third parties. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

	For the Years Ended
	December 31, 2012		December 31, 2011
	High	Low	High	Low

First Quarter	$0.54	$0.0751	$0.59	$0.35
Second Quarter	$0.368	$0.1401	$0.33	$0.32
Third Quarter	$0.275	$0.08	$0.30	$0.19
Fourth Quarter	$0.48	$0.26	$0.34	$0.08

The Company’s transfer agent is Fidelity Transfer Services, Inc., 5073 Central Avenue #907, Bonita, CA 91908.

Holders of Common Stock

As of December 31, 2012, the Company had 103,854,499 shares of common stock issued and 103,854,489 outstanding (net of 10 treasury shares) and 10 shareholders of record.

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

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of adealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2012 TO THE YEAR ENDED DECEMBER 31, 2011

Results of Operations

Selling, General and Administrative Expenses. For the year ended December 31, 2012, selling, general and administrative expenses were $88,157 compared to $221,304 for the same period in 2011, a decrease of 60.2%.  This decrease was due to the Company reducing its costs due to no operations in 2012.

Net Loss. We generated a net loss allocable to common shareholders of $355,510 for the year ended December 31, 2012 compared to $25,152,667 for the same period in 2011, a decrease of 98.6%. The decrease is primarily due to the loss on settlement of debt in 2011 of $24,541,579.

Liquidity and Capital Resources

General. At December 31, 2012, we had cash and cash equivalents of $0. We have historically met our cash needs through investments and/or loans by third parties. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $161,000 for the year ended December 31, 2012, and we used cash in operations of $0 during the same period in 2011. The principal elements of cash flow from operations for the year ended December 31, 2012 included a net loss allocable to common shareholders of $355,510 offset by cumulative preferred stock dividends of $210,000, a gain on settlement of liability of $18,166, amortization of stock options of $14,063, and changes in operating liabilities of $11,387.

Cash used in investing activities during the year ended December 31, 2012 was $0 compared to $0 during the same period in 2011. Zero investments were attributable to the Company not making acquisitions as there were no requirements during fiscal year 2012 and 2011.

Cash generated in our financing activities was $161,000 for the year ended December 31, 2012, compared to cash generated of $0 during the comparable period in 2011.

As of December 31, 2012 and 2011, the Company did not have current assets. As of December 31, 2012, current liabilities increased from $1,313,362 at December 31, 2011 to $1,444,809 at December 31, 2012. The increase was primarily due to an increase in notes payable.

	For the years ended
	December 31,
	2012	2011

Cash used in operating activities	$(161,000)	$–
Cash used in investing activities	–	–
Cash provided by financing activities	161,000	–

Net changes to cash	$–	$–

Research and Development

In fiscal years 2012 and 2011, we incurred no expenses on research and development.

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

Eco-Trade Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Eco-Trade Corp.

We have audited the accompanying consolidated balance sheets of Eco-Trade Corp. and Subsidiaries at December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eco-Trade Corp. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss allocable to common shareholders and cash used in operations in 2012 of $355,510 and $161,000, respectively, and has a working capital deficiency, stockholders' deficiency and accumulated deficit of $1,444,809, $1,444,809 and $137,116,284, respectively, at December 31, 2012. In addition, the Company has no revenues and is in default on three promissory notes. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 16, 2013

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS

Current assets
Cash	$–	$–

Total current assets	–	–

Other assets	–	–

Total assets	$–	$–

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Convertible notes payable, including accrued interest, net of premiums of $94,174 and $94,174 at December 31, 2012 and 2011, respectively	$495,935	$445,082
Notes payable, including accrued interest of $122	161,122	–
Accounts payable	204,108	233,121
Accrued expenses	574,371	550,180
Accounts payable to related parties	1,773	31,000
Accrued expenses to related parties	7,500	53,979

Total current liabilities	1,444,809	1,313,362

Total liabilities	1,444,809	1,313,362

Commitments and contingencies (Note 4)

Shareholders' equity (deficiency)
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Preferred stock, Series E convertible, $0.001 par value, 300,000 shares designated, issued, and outstanding (Liquidation value $3,750,000)	300	300
Preferred stock, Series F convertible, $0.001 par value, 40,000 shares designated, 10,000 shares issued, and outstanding	10	10
Common stock, $0.001 par value, 400,000,000 shares authorized, 103,854,499 shares issued and 103,854,489 outstanding, at both December 31, 2012 and 2011	103,855	103,855
Additional paid-in capital	135,592,119	135,578,056
Accumulated deficit	(137,116,284)	(136,970,774)
Treasury stock, 10 shares of common stock at cost	(24,809)	(24,809)

Total shareholders' equity (deficiency)	(1,444,809)	(1,313,362)

Total liabilities and shareholders' equity (deficiency)	$–	$–

See accompanying notes to consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31,

	2012	2011

Sales	$–	$–
Cost of sales	–	–

Gross loss	–	–

Selling, general and administrative expenses	88,157	221,304

Loss from operations	(88,157)	(221,304)

Other income (expense)
Interest expense	(75,519)	(236,903)
Gain on debt forgiveness	–	49,170
Gain / (loss) on settlement of debt, net	18,166	(24,541,579)
Other	–	7,949
Total other income (expense), net	(57,353)	(24,721,363)

Net loss	(145,510)	(24,942,667)

Cumulative preferred stock dividends	(210,000)	(210,000)

Net loss allocable to common shareholders	$(355,510)	$(25,152,667)

Basic and diluted net loss per share allocable to common shareholders	$(0.00)	$(0.59)

Weighted average shares outstanding
- basic and diluted	103,854,489	45,163,463

See accompanying notes to consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Deficiency)

For the Years Ended December 31, 2012 and 2011

	Preferred Stock- Series E		Preferred Stock- Series F		Common Stock		Additional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive	Treasury	Total Share- holders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	(Deficiency)

Balance - December 31, 2010	300,000	$300	10,000	$10	1,802,718	$1,803	$95,985,767	$(112,028,107)	$(2,226)	$(24,809)	$(16,067,262)

Conversion of notes payable to common stock					102,051,781	102,052	39,592,289				39,694,341
Gain on translation of foreign currency									2,226		2,226
Net loss for the year ended December 31, 2011	–	–	–	–	–	–	–	(24,942,667)	–	–	(24,942,667)

Balance - December 31, 2011	300,000	$300	10,000	$10	103,854,499	$103,855	$135,578,056	$(136,970,774)	$–	$(24,809)	$(1,313,362)

Amortization of stock options							14,063				14,063
Net loss for the year ended December 31, 2012	–	–	–	–	–	–	–	(145,510)	–	–	(145,510)

Balance - December 31, 2012	300,000	$300	10,000	$10	103,854,499	$103,855	$135,592,119	$(137,116,284)	$–	$(24,809)	$(1,444,809)

See accompanying notes to consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2012	2011

Cash flows used in operating activities:
Net loss allocable to common shareholders	$(355,510)	$(25,152,667)
Adjustments to reconcile net loss to net cash used in operations:
Cumulative preferred stock dividends	210,000	210,000
Gain on settlement of liability	(18,166)	–
Amortization of stock options	14,063	–
Gain on debt forgiveness	–	(49,170)
Other non-cash loss	–	2,226
Loss on conversion of notes payable to common stock	–	24,541,578
Changes in operating assets and liabilities:
Accounts payable	(10,725)	80,071
Accounts payable - related parties	(29,227)	31,000
Accrued expenses	24,191	310,391
Accrued expenses - related parties	(46,479)	(210,160)
Accrued interest included in notes balances	50,853	236,731
Net cash used by operating activities	(161,000)	–

Cash flows from financing activities:
Proceeds from loans and notes payable	161,000	–
Net cash provided by financing activities	161,000	–

Net increase (decrease) in cash	–	–

Cash at beginning of period	–	–

Cash at end of period	$–	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Notes payable converted to common stock	$–	$15,152,763

See accompanying notes to consolidated financial statements

ECO-TRADE CORP.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 1 - Nature of Operations, Summary of Significant Accounting Policies and Going Concern

Nature of operations – The Company is exploring new opportunities as of December 31, 2012 (see Note 7).

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

For the years ending December 31, 2012 and 2011, the balance sheets and results of operations of Davy Crockett Gas Company, LLC (“DCG”), and Vortex Ocean One, LLC (“Vortex One”) are consolidated into these financial statements (these corporations have no activities).

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include valuation of stock issued in note settlements, the value of stock options granted, the valuation of put premiums, and the valuation allowance on deferred tax assets.

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

Fair value of financial instruments - The carrying values of notes and loans payable, accounts payable, and accrued expenses approximate fair values due to the current maturity of these instruments.

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

ECO-TRADE CORP.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Cash and cash equivalents - Cash and cash equivalents include cash at bank and money market funds with maturities of three months or less at the date of acquisition by the Company.

Earnings (loss) per share - Basic earnings (loss) per share are computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the effect of dilutive potential common shares issuable upon exercise of stock options and warrants, conversion of preferred stock or other common stock equivalents. At December 31, 2011 there were 7,430,000 common stock equivalents that were not included in the computation of net loss per share as they would have been antidilutive. There were convertible notes and accrued interest convertible into approximately 1,389,798 shares of common stock and convertible preferred shares convertible into 6,050,000 common shares at December 31, 2012 that were not included in diluted loss per share in 2012 since the effect would have been anti-dilutive. These shares, which may vary significantly in quantity based on the conversion formula, may dilute future earnings per share.

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

ECO-TRADE CORP.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained a net loss allocable to common shareholders and used cash in operations of $355,510 and $161,000, respectively, for the year ended December 31, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,444,809, $1,444,809 and $137,116,284, respectively, at December 31, 2012.  In addition, the Company has no revenues and is in default on three promissory notes. These factors raise substantial doubt about the ability of the Company's to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Note and Convertible Notes Payable

The convertible notes payable as of December 31, 2012 and 2011 were as follows:

	December 31, 2012			December 31, 2011
			Principal			Principal
			and			and
	Principal		Accrued	Principal		Accrued
	and		Interest	and		Interest
	Accrued		net of	Accrued		net of
	Interest	Premium	Premium	Interest	Premium	Premium
Convertible Notes D	$212,139	$49,726	$261,865	$185,287	$49,726	$235,013
Convertible Note C	189,622	44,448	234,070	165,621	44,448	210,069
Total	$401,761	$94,174	$495,935	$350,908	$94,174	$445,082

Defaults upon Convertible Notes - As of December 31, 2012 the Company is in default on its convertible notes C and D since payment is past the May 30, 2011 due dates. The Company applied the default rate (18% per annum) to those notes from the default date.

ECO-TRADE CORP.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Note Payable

During 2012, the Company executed two promissory notes for $157,000 and $4,000 on December 31, 2012 and July 20, 2012, respectively, relating to expenses paid by third parties on behalf of the Company. The notes accrued interest at 10% and 6% , respectively, and are due December 30, 2013 and October 18, 2012, respectively. The $4,000 note is in default as of December 31, 2012. The total balances due including interest was $161,122, at December 31, 2012.

NOTE 3 - Stockholders’ Equity

Common Stock:

Commencing May 2011 through November 2011 the company negotiated with notes holders (Notes: A, B and E) to convert their convertible notes into the Company Common Stock at terms different than the contractual conversion terms. Accordingly, the Company issued an aggregate 102,051,781 common shares in exchange for $1,843,206 of principal and accrued interest. The shares were valued at their quoted trading prices on the respective settlement date resulting in a total value of $39,694,341. Since shares were issued in excess of the amount that would have been received under the contractual terms of the convertible notes, the 69,206,173 excess shares were valued at $24,541,578 which was recognized as a net loss on conversion in the accompanying consolidated financial statements in 2011.

On November 6, 2011, the Company and The One Media Technology Corporation (“One Media”) executed a Letter of Intent (“One Media LOI”) with the intent to enter a Share Purchase Agreement (“One Media SPA”). The One Media SPA would provide One Media 90% of the shares of the Company.

In January 2012, the Company issued 100,000,000 shares of common stock in regards to the One Media LOI. The shares are returnable if the One Media SPA is not completed. The One Media transaction will not be completed and the Company intends to cancel these shares.

ECO-TRADE CORP.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Preferred Stock:

Series E - Based on  settlement agreement dated April 15, 2010 for monetary amounts of $2,000,000 that were paid in cash and accumulative agreed balance of $3,000,000, the parties agreed that the holder will convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.70 per share of Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. As of December 31, 2012 and 2011, no dividends have been accrued since no dividends have been declared by the Board of Directors. Cumulative dividends as of December 31, 2012 were $504,575, or $1.68 per share.

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

The Company entered into letter agreements with four persons to be directors of the Company, whereby each of the directors agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). On October 25, 2010, three of them resigned from the Board of Directors, and agreed to surrender their Series F Preferred shares to the Company for cancellation. As a result of this event, Mr. Lieberman, our CEO through 2012, is the sole remaining holder of the 10,000 Series F Preferred shares still outstanding after the event.

Treasury Stock

As of December 31, 2012, the Company has 10 treasury shares in its possession which been purchased in the open market per a repurchase program in a previous year.

ECO-TRADE CORP.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Stock Option Plans

Upon resignation of the entire Board of Directors in June 2010 all remaining outstanding stock options were forfeited. The previous stock option plan was cancelled and no options were outstanding at December 31, 2011.

On December 18, 2012, the Company approved the 2012 Stock Option Plan under which 10,000,000 shares were reserved for issuance.

The Company has granted options to employees in December 2012. Options activity for the year ended December 31, 2012 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2011	–	$–

Granted	750,000	$0.45
Exercised	–	$–
Forfeited	–	$–
Expired	–	$–

Outstanding at December 31, 2012	750,000	$0.45	$4.97	$15,750

Weighted Average Grant Date Fair Value		$0.45

On December 18, 2012, the Company granted its new directors 750,000 options for common stock. The options vest monthly over one year, have a five-year life, and have an exercise price of $0.45 per common share. The options were valued at $0.45 per option or $337,500 using the Black-Scholes option pricing model and using expected volatility of 688% and expected term of three years computed using the simplified method for director grant. For the year ended December 31, 2012, the Company recognized compensation expense of $14,063.

NOTE 4 - Commitments and Contingencies

Employment Agreement:

In March 2013, William Lieberman resigned as chief executive officer and director. At the same time, the Company appointed Canon Bryan as chief executive officer.

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

ECO-TRADE CORP.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

ECO-TRADE CORP.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Commitments

Commitment of Issuance of Preferred Stock - Series D – Not issued yet - On December 30, 2009, the Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 2009 (the “Agreement”) with Socius Capital Group, LLC, a Delaware limited liability company d/b/a Socius Life Sciences Capital Group, LLC including its designees, successors and assigns (the “Investor”). Pursuant to the Agreement, the Company will issue to the Investor up to $5,000,000 of the Company’s newly created Series D Preferred Stock (the “Preferred Stock”). The purchase price of the Preferred Stock is $10,000 per share. The shares of Preferred Stock that are issued to the Investor will bear a cumulative dividend of 10.0% per annum, payable in shares of Preferred Stock, will be redeemable under certain circumstances and will not be convertible into shares of the Company’s common stock (the “Common Stock”). Subject to the terms and conditions of the Agreement, the Company has the right to determine (1) the number of shares of Preferred Stock that it will require the Investor to purchase from the Company, up to a maximum purchase price of $5,000,000, (2) whether it will require the Investor to purchase Preferred Stock in one or more tranches, and (3) the timing of such required purchase or purchases of Preferred Stock. The terms of the Preferred Stock are set forth in a Certificate of Designations of Preferences, Rights and Limitations of Series D Preferred Stock (the “Preferred Stock Certificate”) that the Company filed with the Delaware Secretary of State on December 18, 2009. Pursuant to the Agreement, the Company agreed to pay the Investor a commitment fee of $250,000 (the “Commitment Fee”), payable at the earlier of the six monthly anniversary of the execution of the Agreement or the first tranche.  The Company has the right to elect to pay the Commitment Fee in immediately available funds or by issuance of shares of Common Stock. Concurrently with its execution of the Agreement, the Company issued to the Investor a warrant (the “Warrant”) to purchase shares of Common Stock with an aggregate exercise price of up to $6,750,000 depending upon the amount of Preferred Stock that is purchased by the Investor. Each time that the Company requires the Investor to purchase shares of Preferred Stock, a portion of the Warrant will become exercisable by the Investor over a five-year period for a number of shares of Common Stock equal to (1) the aggregate purchase price payable by the Investor for such shares of Preferred Stock multiplied by 135%, with such amount divided by (2) the per share Warrant exercise price. The initial exercise price under the Warrant is $0.022 per share of Common Stock. Thereafter, the exercise price for each portion of the Warrant that becomes exercisable upon the Company’s election to require the Investor to purchase Preferred Stock will equal the closing price of the Common Stock on the date that the Company delivers its election notice. The Investor is entitled to pay the Warrant exercise price in immediately available funds, by delivery of cash, a secured promissory note or, if a registration statement covering the resale of the Common Stock subject to the Warrant is not in effect, on a cashless basis. Pursuant to the Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock that are issuable to the Investor under the Warrant and in satisfaction of the Commitment Fee. As of December 31, 2012, the Company has not paid the Commitment Fee, has received no funding and therefore have not issued in equity instruments under this agreement.

On November 6, 2011, the Company and The One Media Technology Corporation (“One Media”) executed a Letter of Intent (“One Media LOI”) with the intent to enter into a Share Purchase Agreement (“One Media SPA”). The One Media SPA would provide One Media 90% of the shares of the Company. The Company believes this transaction will not close and intends to cancel the shares which are being held in escrow.

ECO-TRADE CORP.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 5 - Related Party Transactions

At December 31, 2012, $7,500 included in accrued expenses – related party was due to our Chief Executive Officer and Chief Financial Officer as accrued compensation. At December 31, 2012 and 2011, $0 and $53,979, respectively, included in accrued expense – related party was due to our CEO.

At December 31, 2012 and 2011, $1,773 and $25,000, respectively, was due to our attorney for legal services and included in accounts payable – related party. Our attorney is also a director and officer of the Company.

NOTE 6 - Income Taxes

For the fiscal year 2012 and 2011, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2012, the Company has net operating loss carry forwards of approximately $40,729,004.  The carry forwards expire through the year 2032.  The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carry forwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes the Company experienced an “ownership change” in the second half of 2006, a second time in the first half of 2008 in lieu of a transaction (which was approved by the Company shareholders as ownership change), and again in May through November 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carry forwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carry forwards.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	For the Years Ended
	December 31,
	2012	2011

Tax expense (benefit) at the statutory rate	$(49,473)	$(8,480,507)
State income taxes, net of federal income tax benefit	(5,282)	(14,559)
Loss on debt settlement	–	8,344,137
Change in valuation allowance	54,755	150,929

Total	$–	$–

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets:
Net operating loss carryforward	$15,326,324	$15,271,569
Less: Deferred tax asset valuation allowance	(15,326,324)	(15,271,569)

Total net deferred taxes	$–	$–

The valuation allowance at December 31, 2012 was estimated at $15,326,324 since it is not more likely than not that it will be realized. Additionally, the realizability of the net operating loss carryforward may be less due to the change of control in 2011.

ECO-TRADE CORP.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2012, tax years 2009, 2010, 2011 and 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NOTE 7 - Pending Acquisitions

In November 2012 the Company executed an agreement to acquire a limited liability company which holds an oil lease. As of the date of this report, the acquisition has not closed since consideration has not been transferred due to certain conditions not being satisfied.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2012, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2012:

1.	Lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Lack of segregation of duties over financial transaction processing and reporting;

3.	Ineffective controls and insufficient written policies and procedures over the period end financial disclosure and reporting processes; and

4.	Lack of accounting personnel knowledgeable in GAAP and SEC rules and regulations regarding accounting.

As a result of the material weakness described above, management has concluded that, as of December 31, 2012, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when practical and necessary.

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

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified.  The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Canon Bryan	39	Director, Chief Executive Officer
John Pinsent	52	Director, Chief Financial Officer

Biographies of Directors and Officers

Canon Bryan was appointed as a director in December 2012 and as our chief executive officer in March 2013.  Mr. Bryan has held chair management positions for numerous publicly-listed and privately held companies in North America, including CEO of Thorium One International Limited, a nuclear technology and resources company, CEO of Vico Energy Corp, an uranium exploration company, vice president of Corp Development, and co-founder of Quantum Rare Earth Development Corp (QRE: TSXV, the largest niobium deposit in North America), vice president of Corp Development for Uranium Energy Corp (UEC: AMEX, UEC is a producer of ISR uranium in the United States.  Mr. Bryan completed his professional studies in accounting with the Certified General Accountants Association of Canada at the University of British Columbia in Vancouver.

John Pinsent was appointed as a director and as our chief financial officer in December 2012.  Mr. Pinsent has held Director, Audit Committee and Chair positions for numerous publicly-listed companies including Liberty Mines, Inc. (TSX), Hyduke Energy Services (TSX), Synodon, Inc. (TSX.V), Innovotech, Inc. (TSX.V), and Enterprise Oilfield Group (TSX.V).  Additionally, Mr. Pinsent had a distinguished ten-year career with Ernst and Young LLP as Assurance Senior Manager and their Director of Technology, Communication and Entertainment (TCE) assurance services for Northern Alberta, as well as founding partner of St. Amaud Pinsent Steman Chartered Accountants.  Mr. Pinsent earned his ICD.D from the Institute of Corporate Directors in 2010.  Mr. Pinsent has Bachelor of Education and Bachelor of Commerce (AD) degrees from the University of Alberta.

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

Director Compensation

During the fiscal year ended December 31, 2012, two of our directors were granted 750,000 stock options valued at $337,500 of which $14,063 was recognized as compensation for 2012. In addition to the stock option grant, the directors accrued cash compensation of $7,500. During the fiscal year ended December 31, 2011, there was no director compensation.

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

As of December 31, 2012, the Company did not have a director qualified to serve as an audit committee financial expert.

Advisory Board

The Company does not have an Advisory Board.

Item 11.	Executive Compensation.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2012 to the Company’s CEO and our most highly compensated officers other than the CEO at December 31, 2012 whose total compensation exceeded $100,000.

			Deferred				All Other
Name and			Compen-		Stock	Option	Compen-
Principal Position	Years	Salary	sation	Bonus	Awards	Awards	sation	Total

William Lieberman (1)	2012	$–	$–	$–	$–	$–	$–	$–
Director and Chief Executive Officer	2011	$–	$–	$–	$–	$–	$–	$–

Canon Bryan (2)	2012	$5,000	$–	$–	$–	$9,375	$–	$14,375
Director	2011	$–	$–	$–	$–	$–	$–	$–

John Pinsent (3)	2012	$2,500	$–	$–	$–	$4,688	$–	$7,188
Director and Chief Financial Officer	2011	$–	$–	$–	$–	$–	$–	$–

(1) Mr. Lieberman was appointed as Chief Executive Officer and Director in June 2010.  He resigned in March 2013.

(2) Mr. Bryan was appointed as Director in December 2012 and as Chief Executive Officer in March 2013.

(3) Mr. Pinsent was appointed as Director and Chief Financial Officer in December 2012.

OUTSTANDING EQUITY AWARDS

	Option Awards					Stock Awards
Equity
Incentive
Plan
Awards:
			Equity					Market
			Incentive					or Payout
Value of
			Plan				Market	Unearned
			Awards:			Number of	Value of	Shares,
	Number of	Number of	Number of			Shares or	Shares or	Units or
	Securities	Securities	Securities			Units of	Units of	Other
	Underlying	Underlying	Underlying			Stock	Stock	Rights
	Unexercised	Unexercised	Unexercised	Option		That Have	That Have	That Have
	Options	Options	Unearned	Exercise	Option	Not	Not	Not
	(#)	(#)	Options	Price	Exercise	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)

Canon Bryan (1)	20,833	500,000	479,167	$0.45		–	$–	$–

John Pinsent (2)	10,417	250,000	239,583	$0.45		–	$–	$–

William Lieberman	–	–	–	$–		–	$–	$–

(1) Mr. Bryan was appointed as Director in December 2012.  On December 18, 2012, he was granted 500,000 stock options, with an exercise price of $0.45, with a five year life, vesting monthly over one year.

(2) Mr. Pinsent was appointed as Director and Chief Financial Officer in December 2012.  On December 18, 2012, he was granted 250,000 stock options, with an exercise price of $0.45, with a five year life, vesting monthly over one year.

Except as set forth above, no other named executive officer has received an equity award in 2012 or 2011.

EMPLOYMENT AND MANAGEMENT AGREEMENTS

On or about June 2010, the Company entered into letter agreements with William Lieberman, director of the Company, whereby he agreed to serve as a Director of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 5 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights. In addition to any voting rights provided by law, holders of the F Preferred Stock will have the right to vote together with holders of Common Stock and other series of preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company’s Board of Directors. Each share of F Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the F Preferred Stock may be converted on the record date for determining stockholders entitled to vote multiplied by 10. In March 2013, Mr. Lieberman resigned all positions with the Company.

In December 2012, the Company appointed Canon Bryan as a director and in March 2013, as chief executive officer. As part of the compensation agreement, Mr. Bryan received 500,000 stock options with a five year life, exercisable at $0.45, vesting over one year. Additionally, Mr. Bryan will be compensated $60,000 annually.

In December 2012, the Company appointed John Pinsent as a director and chief financial officer. As part of the compensation agreement, Mr. Pinsent received 250,000 stock options with a five year life, exercisable at $0.45, vesting over one year. Additionally, Mr. Pinsent will be compensated $60,000 annually.

The Company has no pension or profit sharing plan or other contingent forms of remuneration with any officer, Director, employee or consultant, although bonuses are paid to some individuals.

DIRECTOR COMPENSATION

During the fiscal years ended December 31, 2012 and 2011, our independent director, Canon Bryan, received accrued compensation for his services of $5,000 and being granted 500,000 stock options. Due to his appointment as chief executive officer in March 2013, Mr. Bryan was no longer an independent director as of the date of his appointment.

There was no other director compensation.

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

The following table sets forth certain information relating to the ownership of our voting securities by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 31, 2012. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Title of Class	Name of Beneficial Owner (1)	Amount of Class Beneficially Owned	Percentage of Class
Common	William Lieberman (2)(3)(4)	50,000	0.05

	All executive officers and directors as a group (one person)	–	0.05

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days after December 31, 2012. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on the date of this filing, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The applicable percentage of ownership is based on 109,904,489 shares of our common stock outstanding defined as the common stock outstanding, the Series E preferred stock converted at a 20 for 1 ratio, and the Series F preferred stock converted at a 5 for 1 ratio.

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

The following table presents aggregate fees for professional audit services rendered by Salberg & Company for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2012 and 2011, respectively, and fees billed for other services rendered.

	Years Ended December 31,
Category	2012	2011

Audit Fees	$25,000	$18,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$25,000	$18,000

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Amendment No. 1 to that certain Share Exchange Agreement by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated April 29, 2008 (15)

2.2	Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated May 1, 2008 (16)

2.3	Amendment No. 1 to the Agreement and Plan of Exchange with Davy Crockett Gas Company, LLC and the members of Davy Crockett Gas Company, LLC dated June 11, 2008 (19)

3.1	Certificate of Incorporation filed November 9, 1992 (1)

3.2	Amendment to Certificate of Incorporation filed July 9, 1997 (2)

3.3	Bylaws(1)

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series A Preferred Stock (19)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (26)

3.6	Restated Certificate of Incorporation (33)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, dated July 29, 2008 (22)

3.8	Certificate of Ownership of Emvelco Corp. and Vortex Resources Corp.(23)

3.9	Certificate of Amendment to the Certificate of Incorporation, dated February 24, 2009 (28)

3.10	Form of Common Stock Certificate (1)

4.1	Convertible Note issued to Trafalgar Capital Specialized Investment Fund, Luxembourg, dated September 2008 (24)

4.2	Form of Convertible Note dated May 1, 2008 issued to the members of Davy Crockett Gas Company, LLC (16)

4.3	All Inclusive Promissory Note, dated November 27, 2007, issued by 13059 Dickens LLC in the name of Kobi Louria (14)

4.4	Form of Warrant to Purchase 200,000 Shares of Common Stock issued in the name of Vortex One, LLC (20)

10.1	Securities Purchase Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.2	Security Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.3	Pledge Agreement entered by and between Vortex Resources Corp. and Trafalgar Capital Specialized Investment Fund, Luxembourg dated September 25, 2008 (24)

10.4	Investment Agreement, dated as of June 19, 2006, by and between EWEB RE Corp. and AO Bonanza Las Vegas, Inc. (4)

10.5	Form of Subscription Agreement, dated January 23, 2009 related to the sale of shares of the Company’s Common Stock (30)

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer of Eco-Trade Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Eco-Trade Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Eco-Trade Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer of Eco-Trade Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

/s/ Canon Bryan	April 16, 2013
Canon Bryan, Chief Executive Officer	Date
/s/ John Pinsent	April 16, 2013
John Pinsent, Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Canon Bryan	April 16, 2013
Canon Bryan, Director	Date

/s/ John Pinsent	April 16, 2013
John Pinsent, Director	Date

