Form 10-Q
period 2013-03-31
Eco-Trade Corp.
filed 2013-05-20
CIK 905428

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	103,854,489
(Class)	(Outstanding at May 15, 2013)

ECO-TRADE CORP. (F/K/A YASHENG ECO-TRADE CORP.)

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash	$–	$–

Total current assets	–	–

Other assets	–	–

Total assets	$–	$–

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Convertible notes payable, including accrued interest, net of premiums of $94,174 and $94,174 at March 31, 2013 and December 31, 2012, respectively	$508,648	$495,935
Notes payable, including accrued interest of $4,140	169,319	161,122
Accounts payable	217,142	204,108
Accrued expenses	574,156	574,371
Accounts payable to related parties	–	1,773
Accrued expenses to related parties	37,500	7,500

Total current liabilities	1,506,765	1,444,809

Total liabilities	1,506,765	1,444,809

Commitments and contingencies (Note 4)

Shareholders' equity (deficiency)
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Preferred stock, Series E convertible, $0.001 par value, 300,000 shares designated, issued, and outstanding (Liquidation value $3,750,000)	300	300
Preferred stock, Series F convertible, $0.001 par value, 40,000 shares designated, 10,000 shares issued, and outstanding	10	10
Common stock, $0.001 par value, 400,000,000 shares authorized, 103,854,489 shares issued and 103,854,489 outstanding, at March 31, 2013 and December 31, 2012, respectively	103,855	103,855
Additional paid-in capital	135,676,494	135,592,119
Accumulated deficit	(137,262,615)	(137,116,284)
Treasury stock, 10 shares of common stock at cost	(24,809)	(24,809)

Total shareholders' equity (deficiency)	(1,506,765)	(1,444,809)

Total liabilities and shareholders' equity (deficiency)	$–	$–

See accompanying notes to unaudited consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2013	2012
Sales	$–	$–
Cost of sales	–	–

Gross loss	–	–

Selling, general and administrative expenses	129,633	26,195

Loss from operations	(129,633)	(26,195)

Other income (expense)
Gain on settlement of debt	–	18,166
Interest expense	(16,698)	(12,713)
Total other income (expense), net	(16,698)	5,453

Net loss	(146,331)	(20,742)

Cumulative preferred stock dividends	(52,500)	(52,500)

Net loss allocable to common shareholders	$(198,831)	$(73,242)

Basic and diluted net loss per share allocable to common shareholders	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	103,854,489	103,853,499

See accompanying notes to unaudited consolidated financial statements

ECO-TRADE CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2013	2012

Cash flows used in operating activities:
Net loss allocable to common shareholders	$(198,831)	$(73,242)
Adjustments to reconcile net loss to net cash used in operations:
Cumulative preferred stock dividends	52,500	52,500
Amortization of stock options	84,375	–
Gain on settlement of liability	–	(18,166)
Changes in operating assets and liabilities:
Accounts payable	17,234	(15,805)
Accounts payable-related party	(1,773)	–
Accrued expenses	(215)	13,000
Accrued expenses - related parties	30,000	29,000
Accrued interest included in notes balances	12,713	12,713
Net cash used in operating activities	(3,997)	–

Cash flows from financing activities:
Proceeds from loans and notes payable	3,997	–
Net cash provided by financing activities	3,997	–

Net increase (decrease) in cash	–	–

Cash at beginning of period	–	–

Cash at end of period	$–	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

See accompanying notes to unaudited consolidated financial statements

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

NOTE 1 – Nature of Operations, Basis of Presentation, Summary of Significant Accounting Policies and Going Concern

Nature of operations – The Company is exploring new opportunities as of March 31, 2013.

Basis of Presentation – The Company prepared the accompanying unaudited consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted as allowed by such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2012 included in the Annual Report on Form 10-K as filed on April 16, 2013.  The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

Principles of consolidation – The unaudited consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary. When relevant, all intercompany balances and transactions have been eliminated upon consolidation. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity.

Variable Interest Entities – The Company is required to consolidate variable interest entities (“VIE's”), where it is the entity’s primary beneficiary. VIE's are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.

For the periods presented in the unaudited accompanying consolidated financial statements, the balance sheets and results of operations of Davy Crockett Gas Company, LLC (“DCG”), and Vortex Ocean One, LLC (“Vortex One”) are consolidated into these financial statements (these corporations have no activities).

Use of estimates – The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include valuation of stock issued in note settlements and the valuation allowance on deferred tax assets.

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

Fair value of financial instruments – The carrying values of notes and loans receivable, accounts payable, and accrued expenses approximate fair values due to the current maturity of these instruments.

Treasury Stock – Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

Comprehensive income (loss) – Comprehensive income includes all changes in equity except those resulting from investments by and distributions to shareholders.

Cash and cash equivalents – Cash and cash equivalents include cash at bank and money market funds with maturities of three months or less at the date of acquisition by the Company.

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

Earnings (loss) per share – Basic earnings (loss) per share are computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the effect of dilutive potential common shares issuable upon exercise of stock options and warrants and convertible preferred stock. There were convertible notes convertible into approximately 2,017,000 shares of common stock and convertible preferred shares convertible into 6,050,000 common shares at March 31, 2013 that were not included in diluted loss per share in 2012 since the effect would have been anti-dilutive.  These shares, which may vary significantly in quantity based on the conversion formula, may dilute future earnings per share.

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-based compensation – The Company follows ASC Topic 718, “Share-Based Payment”. Under ASC Topic 718, the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The measured cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. Additionally, if an award of an equity instrument involves a performance condition, the related compensation cost is recognized only if it is probable that the performance condition will be achieved.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained a net loss allocable to common shareholders of $198,831 for the three months ended March 31, 2013.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,506,765, $1,506,765 and $137,262,615, respectively, at March 31, 2013.  In addition, the Company has no revenues and is in default on three promissory notes. These factors raise substantial doubt about the ability of the Company's to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

NOTE 2 – Convertible Notes Payable

The convertible notes payable as of March 31, 2013 and December 31, 2012 were as follows:

Convertible Notes Payable

	March 31, 2013			December 31, 2012
	Principal and Accrued Interest	Premium	Principal and Accrued Interest net of Premium	Principal and Accrued Interest	Premium	Principal and Accrued Interest net of Premium
Convertible Notes D	$218,852	$49,726	$268,578	$212,139	$49,726	$261,865
Convertible Note C	195,622	44,448	240,070	189,622	44,448	234,070
Total	$414,474	$94,174	$508,648	$401,761	$94,174	$495,935

Defaults upon Convertible Notes – As of March 31, 2013 the Company is in default on its convertible notes C and D since payment is past the May 30, 2011 due dates. The Company applied the default rate (18% per annum) to those notes from the default date.

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

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

Notes Payable

During 2012, the Company executed two promissory notes for $157,000 and $4,000 on December 31, 2012 and July 20, 2012, respectively, relating to expenses paid by third parties on behalf of the Company. The notes accrued interest at 10% and 6%, respectively, and are due December 30, 2013 and October 18, 2012, respectively. The $4,000 note is in default as of March 31, 2013. During the three months ended March 31, 2013, additional expenses were paid by third parties on behalf of the company and increased the $157,000 note to $161,011. The total balances due, including interest, was $169,319, at March 31, 2013.

NOTE 3 – Stockholders’ Equity

Preferred Stock:

Series E – Based on settlement agreement dated April 15, 2010 for monetary amounts of $2,000,000 that were paid in cash and accumulative agreed balance of $3,000,000, the parties agreed that the holder would convert its notes (at agreed amount of $3,000,000) into a new class of Series E Preferred Stock (“E Preferred Stock”).

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.70 per share of Preferred Stock paid annually (equates to a 7% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash or (ii) in restricted shares of Common Stock.  In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 110% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.  As of March 31, 2013 and December 31, 2012, no dividends have been accrued since the Board of Directors has declared no dividends.  Cumulative dividends as of March 31, 2013 were $557,075, or $1.51 per share.

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

Series F – Each share of F Preferred Stock is convertible, at any time at the option of the holder, into 5 shares of Common Stock. Holders of the F Preferred Stock are not entitled to receive dividends and do not have liquidation rights.

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

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

The Company entered into letter agreements with each of Jeffrey Sternberg, Gerry Weinstein, Andre Lauzier and William Lieberman, directors of the Company, whereby each of the directors agreed to serve as directors of the Company in consideration of 10,000 shares of Series F Preferred Stock (the “F Preferred Stock”). On October 25, 2010, Andre Lauzier, Jeffrey Stemberg, and Gerry Weinstein resigned from the Board of Directors, and agreed to surrender their Series F Preferred shares to the Company for cancellation. As a result of this event, Mr. Lieberman was the sole director of the Company and the sole remaining holder of the 10,000 Series F Preferred shares still outstanding after the event, and no longer holds voting control of the Company. Mr. Lieberman resigned in March 2013.

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

Treasury Stock

 As of March 31, 2013 and December 31, 2012, the Company has 10 treasury shares in its possession (which been purchased in the open market per a repurchase program in a previous year) scheduled to be cancelled.

Stock Option Plans

On December 18, 2012, the Company approved the 2012 Stock Option Plan under which 10,000,000 shares were reserved for issuance.

The Company has granted options to employees in December 2012. Options activity for the three months ended March 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2012	750,000	$0.45

Granted	–	$–
Exercised	–	$–
Forfeited	–	$–
Expired	–	$–

Outstanding at March 31, 2013	750,000	$0.45	4.72	$–

Weighted Average Grant Date Fair Value		$0.45

On December 18, 2012, the Company granted its new directors 750,000 options for common stock. The options vest monthly over one year, have a five-year life, and have an exercise price of $0.45 per common share. The options were valued at $0.45 per option or $337,500 using the Black-Scholes option pricing model and using expected volatility of 688% and expected term of three years computed using the simplified method for director grant. For the three months ended March 31, 2013, the Company recognized compensation expense of $84,375. Both directors resigned on April 21, 2013 (see Note 7).

NOTE 4 – Commitments and Contingencies

Employment Agreement:

In March 2013, William Lieberman resigned as chief executive officer and director. At the same time, the Company appointed Canon Bryan as chief executive officer.

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

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

Commitments

Commitment of Issuance of Preferred Stock - Series D – Not issued yet - On December 30, 2009, the Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 2009 (the “Agreement”) with Socius Capital Group, LLC, a Delaware limited liability company d/b/a Socius Life Sciences Capital Group, LLC including its designees, successors and assigns (the “Investor”). Pursuant to the Agreement, the Company will issue to the Investor up to $5,000,000 of the Company’s newly created Series D Preferred Stock (the “Preferred Stock”). The purchase price of the Preferred Stock is $10,000 per share. The shares of Preferred Stock that are issued to the Investor will bear a cumulative dividend of 10.0% per annum, payable in shares of Preferred Stock, will be redeemable under certain circumstances and will not be convertible into shares of the Company’s common stock (the “Common Stock”). Subject to the terms and conditions of the Agreement, the Company has the right to determine (1) the number of shares of Preferred Stock that it will require the Investor to purchase from the Company, up to a maximum purchase price of $5,000,000, (2) whether it will require the Investor to purchase Preferred Stock in one or more tranches, and (3) the timing of such required purchase or purchases of Preferred Stock. The terms of the Preferred Stock are set forth in a Certificate of Designations of Preferences, Rights and Limitations of Series D Preferred Stock (the “Preferred Stock Certificate”) that the Company filed with the Delaware Secretary of State on December 18, 2009. Pursuant to the Agreement, the Company agreed to pay the Investor a commitment fee of $250,000 (the “Commitment Fee”), payable at the earlier of the six monthly anniversary of the execution of the Agreement or the first tranche.  The Company has the right to elect to pay the Commitment Fee in immediately available funds or by issuance of shares of Common Stock. Concurrently with its execution of the Agreement, the Company issued to the Investor a warrant (the “Warrant”) to purchase shares of Common Stock with an aggregate exercise price of up to $6,750,000 depending upon the amount of Preferred Stock that is purchased by the Investor. Each time that the Company requires the Investor to purchase shares of Preferred Stock, a portion of the Warrant will become exercisable by the Investor over a five-year period for a number of shares of Common Stock equal to (1) the aggregate purchase price payable by the Investor for such shares of Preferred Stock multiplied by 135%, with such amount divided by (2) the per share Warrant exercise price. The initial exercise price under the Warrant is $0.022 per share of Common Stock. Thereafter, the exercise price for each portion of the Warrant that becomes exercisable upon the Company’s election to require the Investor to purchase Preferred Stock will equal the closing price of the Common Stock on the date that the Company delivers its election notice. The Investor is entitled to pay the Warrant exercise price in immediately available funds, by delivery of cash, a secured promissory note or, if a registration statement covering the resale of the Common Stock subject to the Warrant is not in effect, on a cashless basis. Pursuant to the Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock that are issuable to the Investor under the Warrant and in satisfaction of the Commitment Fee. As of March 31, 2013, the Company has not paid the Commitment Fee, has received no funding and therefore have not issued in equity instruments under this agreement.

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

ECO-TRADE CORP. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

NOTE 5 – Related Party Transactions

At March 31, 2013 and December 31, 2012, $37,500 and $7,500, respectively, was included in accrued expenses – related party was due to our Chief Executive Officer and Chief Financial Officer as accrued compensation. On April 21, 2013, both officers resigned (see Note 7).

At March 31, 2013 and December 31, 2012, $0 and $7,500, respectively, was due to David E. Price for legal services rendered to the Company.

NOTE 6 – Pending Acquisitions

In November 2012 the Company executed an agreement to acquire a limited liability company which holds an oil lease. As of the date of this report, the acquisition has not closed since a consideration has not been transferred due to certain conditions not being satisfied.

NOTE 7 – Subsequent Events

On April 21, 2013, Canon Bryan, Chris Popoff and John Pinsent resigned as officers and directors of the Company. Unvested options totaling 500,000 will not vest and vested options totaling 250,000 will expire 90 days after April 21, 2013.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2013. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2012 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report, should be read together with Notes of the Company consolidated financials especially - Change in the Reporting Entity: In accordance with Financial Accounting Standards, FAS 154,   Accounting Changes and Error Corrections , now ASC Topic 250,  when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial information shall be presented on a retrospective basis.   The consolidated statements of operations for the period ended March 31, 2013 and 2012 are compared (subject to the above description) in the sections below:

Results of Operations

Three Months Period Ended March 31, 2013 Compared to Three Months Period Ended March 31, 2012

Revenue. For the three months ended March 31, 2013, our revenue was $0, compared to $0 for the same period in 2012.

Gross Profit. For the three months ended March 31, 2012, our gross profit was $0, compared to a gross profit of $0 for the same period in 2012.

Selling, General and Administrative Expenses. For the three months ended March 31, 2013, selling, general and administrative expenses were $129,633 compared to $26,195 for the same period in 2012, an increase of $103,438, or 395%.  This increase was primarily due to stock-based compensation of $84,375 or 81.6% of the increase.

Net Loss. We generated net losses of $198,831 for the three months ended March 31, 2013 compared to $73,242 for the same period in 2012, an increase of $125,589, or 171%.

Liquidity and Capital Resources

General. At March 31, 2013, we had cash and cash equivalents of $0. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from investors and financing groups of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities generated a use of cash in operations of $0 for the three months ended March 31, 2013, and we used cash in operations of $0 during the same period in 2012.

Cash generated in our financing activities was $3,997 for the three months ended March 31, 2013, compared to cash generated of $0 during the comparable period in 2012.

As of March 31, 2013 and December 31, 2012 the company did not have current assets. Current assets were $0 at December 31, 2012 and $0 at March 31, 2013 whereas current liabilities increased from $1,444,809 at December 31, 2012 to $1,506,765 at March 31, 2013. The increase is mostly due to increase in accrued interest of approximately $17,000, and increase in accrued expenses to related parties of $30,000.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $0 and net losses of $198,831 for the three months ended March 31, 2013.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $1,506,765, $1,506,765 and $137,262,615, respectively, at March 31, 2013.  In addition, the Company has no revenues and is in default on three promissory notes. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2013, the Company is in default on its convertible notes C and D (see Note 2 of the Notes to the Consolidated Unaudited Financial Statements) in the amount of $414,474 (includes principal and accrued interest).

As of March 31, 2013, and as of the date of this report, the Company is in default of its loan agreement with Devkom International, LLC De Investment Series VII, for a loan of $4,000 and its accrued interest.

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

(8) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K on February 25, 2009

(9) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on August 11, 2010.

(10) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on July 7, 2010.

(11) Incorporated by reference to the Form 8-K Current report filed with the Securities and Exchange Commission on May 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on May 20, 2013.

ECO-TRADE CORP.

By:	/s/ Robert M. Price
Robert M. Price
Director

